Form 10-K
period 2012-12-31
Stellus Capital Investment Corp
filed 2013-03-11
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from Inception (May 18, 2012) through December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35730

STELLUS CAPITAL INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	46-0937320
(State of Incorporation)	(I.R.S. Employer Identification Number)
10000 Memorial Drive, Suite 500 Houston, TX	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 292-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2012 was: Not applicable because trading of the Registrant’s common stock on the New York Stock Exchange did not commence until November 7, 2012.

There were 12,035,023 shares of the Registrant’s common stock outstanding as of March 1, 2013.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2012

i

PART I

Item 1.  Business

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the “1940 Act.” We originate and invest primarily in private middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment activities are managed by our investment adviser, Stellus Capital Management, LLC, an investment advisory firm led by the former head and certain senior investment professionals of the direct capital business of D. E. Shaw & Co., L.P. and its associated investment funds and affiliated entities (collectively, the “D. E. Shaw group”), which was spun out of D. E. Shaw group in January 2012. We source investments primarily through the extensive network of relationships that the principals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which are often referred to as “junk.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation by:

•	accessing the extensive origination channels that have been developed and established by the Stellus Capital Management investment team that include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;
•	investing in what we believe to be companies with strong business fundamentals, generally within our core middle-market company focus;
•	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;
•	focusing primarily on directly originated transactions;
•	applying the disciplined underwriting standards that the Stellus Capital Management investment team has developed over their extensive investing careers; and
•	capitalizing upon the experience and resources of the Stellus Capital Management investment team to monitor our investments.

As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of our securities and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowings.

We also intend to elect to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.

We intend to apply for a license to form a small business investment company, or “SBIC,” subsidiary; however, the application is subject to approval by the Small Business Administration, or “SBA,” and we can

make no assurances that the SBA will approve our application. The SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements. SBA guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us, and we believe therefore would represent an attractive source of debt capital.

Our principal executive office is currently located at 10000 Memorial Drive, Suite 500 Houston, Texas, 77024 and our telephone number is (713) 292-5400. As of April 1, 2013 we will relocate our executive office to 4400 Post Oak Parkway, Suite 2200, Houston, Texas, 77027. Our phone number will remain the same. Stellus Capital Management is headquartered in Houston, Texas, and also maintains offices in the New York City area, San Francisco, California, and the Washington, D.C. area. We maintain a website on the Internet at www.stelluscapital.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Portfolio Composition

As of December 31, 2012, we had $197.9 million in portfolio investments under management. Our investment portfolio totaled $195.5 million at fair value and was comprised of 15 portfolio companies. As of December 31, 2012, our portfolio included approximately 22.5% of first lien debt, 19.7% of second lien debt, 56.9% of mezzanine debt and 0.9% of equity investments at fair value. As of December 31, 2012, $115.7 million of our debt investments at fair value were at fixed interest rates, which represented approximately 60% of our total portfolio of debt investments at fair value. The weighted average yield on all of our debt investments at December 31, 2012, was approximately 12.5%. The information set forth above regarding our investment portfolio does not include approximately $50.0 million of United States Treasury securities at fair value that we held at December 31, 2012.

Our investments generally range in size from $5 million to $30 million, and we may also selectively invest in larger positions, and we generally expect that the size of our larger positions will increase in proportion to the size of our capital base. Pending such investments, we may reduce our outstanding indebtedness or invest in cash, cash equivalents, U.S. government securities and other high-quality debt investments with a maturity of one year or less. In the future, we may adjust opportunistically the percentage of our assets held in various types of loans, our principal loan sources and the industries to which we have greatest exposure, based on market conditions, the credit cycle, available financing and our desired risk/return profile.

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis. Stellus Capital Management is an investment advisory firm led by the former head, Robert T. Ladd, and certain senior investment professionals of the D. E. Shaw group’s direct capital business, which was spun out of the D. E. Shaw group in January 2012. The Stellus Capital Management investment team was responsible for building the D. E. Shaw group’s middle-market direct investment business until it was spun out in January 2012. The senior investment professionals of Stellus Capital Management have an average of over 22 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management investment team continues to provide investment advisory services to the D. E. Shaw group with respect to an approximate $730 million investment portfolio (as of December 31, 2012) in middle-market companies pursuant to sub-advisory arrangements.

In addition to serving as our investment adviser, Stellus Capital Management is currently seeking to raise capital for a private credit fund that will have an investment strategy that is identical to our investment strategy and an energy private equity fund. We intend to co-invest with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. We will not co-invest with the energy private equity fund, as the energy private equity fund will focus on predominantly equity-related investments and we will focus on predominantly credit-related investments.

In addition, we and Stellus Capital Management have filed for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief is seeking an exemptive order permitting us to invest with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. This exemptive application is still pending, and there can be no assurance if and when the SEC would grant such relief.

Market Opportunity

We originate and invest primarily in private middle-market companies through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment. We believe the environment for investing in middle-market companies is attractive for several reasons, including:

Robust Demand for Debt Capital.  We believe that private equity firms have significant committed but uncalled capital, a large portion of which is still available for investment in the United States. We expect the large amount of uninvested capital commitments will drive buyout activity over the next several years, which should, in turn, create lending opportunities for us. In addition to increased buyout activity, a high volume of senior secured and high yield debt was originated in the calendar years 2004 through 2007 and will come due in the near term and, accordingly, we believe that new financing opportunities will increase as many companies seek to refinance this indebtedness.

Reduced Availability of Capital for Middle-Market Companies.  We believe there are fewer providers of, and less capital available for financing to middle-market companies, as compared to the time period prior to the recent economic downturn. We believe that, as a result of that downturn, many financing providers have chosen to focus on large, liquid corporate loans and managing capital markets transactions rather than lending to middle-market businesses. In addition, we believe recent regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III, have caused banks to curtail their lending to middle-market-companies. As a result, we believe that less competition will facilitate higher quality deal flow and allow for greater selectivity throughout the investment process.

Attractive Deal Pricing and Structures.  We believe that the pricing of middle-market debt investments is higher, and the terms of such investments are more conservative, compared to larger liquid, public debt financings, due to the more limited universe of lenders as well as the highly negotiated nature of these financings. These transactions tend to offer stronger covenant packages, higher interest rates, lower leverage levels and better call protection compared to larger financings. In addition, middle-market loans typically offer other investor protections such as default penalties, lien protection, change of control provisions and information rights for lenders.

Specialized Lending Requirements.  Lending to middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. We believe that several factors render many U.S. financial institutions ill-suited to lend to middle-market companies. For example, based on the experience of Stellus Capital Management’s investment team, lending to middle-market companies in the United States (a) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies, (b) requires specialized due diligence and underwriting capabilities, and (c) may also require more extensive ongoing monitoring by the lender. We believe that, through Stellus Capital Management, we have the experience and expertise to meet these specialized lending requirements.

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team.  Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management investment team, including its senior investment professionals who have an average of over 22 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. We believe the members of Stellus Capital Management’s investment team are proven and experienced, with extensive capabilities in leveraged credit investing, having participated in these markets for the predominant portion of their careers. We believe that the experience and demonstrated ability of the Stellus Capital Management investment team to complete transactions enhances the quantity and quality of investment opportunities available to us.

Established, Rigorous Investment and Monitoring Process.  The Stellus Capital Management investment team has developed an extensive review and credit analysis process. Each investment that is reviewed by Stellus Capital Management is brought through a structured, multi-stage approval process. In addition, Stellus Capital Management takes an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. Stellus Capital Management’s investment and monitoring process and the depth and experience of its investment team should allow it to conduct the type of due diligence and monitoring that enables it to identify and evaluate risks and opportunities.

Demonstrated Ability to Structure Investments Creatively.  Stellus Capital Management has the expertise and ability to structure investments across all levels of a company’s capital structure. While at the D. E. Shaw group, the Stellus Capital Management investment team invested approximately $5.4 billion across the entire capital structure in 193 middle-market companies. These investments included secured and unsecured debt and related equity securities. Furthermore, we believe that current market conditions will allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, payment-in-kind, or PIK, interest or some form of equity securities.

Resources of Stellus Capital Management Platform.  We have access to the resources and capabilities of Stellus Capital Management, which has 14 investment professionals, including Messrs. Ladd, D’Angelo, Davis and Overbergen, who are supported by one managing director, seven principals, and two associates. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. While at the D. E. Shaw group, the Stellus Capital Management investment team completed financing transactions with more than 90 equity sponsors and completed multiple financing transactions with 12 of those equity sponsors. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. Huskinson, who serves as our chief financial officer and chief compliance officer, and his staff of four additional mid- and back-office professionals.

Investment Strategy

The Stellus Capital Management investment team employs an opportunistic and flexible investing approach, combined with strong risk management processes, which we believe will yield a highly diversified portfolio across companies, industries, and investment types. We seek direct origination opportunities of first lien, second lien, unitranche and mezzanine debt financing, often times with modest corresponding equity investments, in middle-market companies. We believe that businesses in this size range often have limited access to public financial markets, and will benefit from Stellus Capital Management’s reliable lending partnership. Many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage. We also believe hedge funds and collateralized debt obligation/collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced liquidity for new investments.

With an average of over 22 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment team of Stellus Capital Management has demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through warrants and other equity instruments structured as part of our investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.

Stellus Capital Management invests across a wide range of industries with deep expertise in select verticals including, but not limited to, business services, energy, general industrial, government services, healthcare software and specialty finance. Our typical transactions include providing financing for leveraged buyouts, acquisitions, recapitalizations, growth opportunities, rescue financings, distressed or turnaround situations and bridge loans. We seek to maintain a diversified portfolio of investments as a method to manage risk and capitalize on specific sector trends.

Our objective is to act as the lead or largest investor in transactions, generally investing between $5 million and $30 million per transaction. We expect the average investment holding period to be between two and four years, depending upon portfolio company objectives and conditions in the capital markets.

We focus on middle-market companies with between $5 million and $50 million of EBITDA in a variety of industry sectors with positive long-term dynamics and dependable cash flows. We seek businesses with management teams with demonstrated track records and economic incentives in strong franchises and sustainable competitive advantages with dependable and predictable cash flows.

We employ leverage prudently and within the limitations of the applicable laws and regulations for business development companies. Any decision on our part to use leverage will depend upon our assessment of the attractiveness of available investment opportunities in relation to the costs and perceived risks of such leverage.

Transaction Sourcing

As access to investment opportunities is highly relationship-driven, the senior investment team and other investment professionals of Stellus Capital Management spend considerable time developing and maintaining contacts with key deal sources, including private equity firms, investment banks, and senior lenders. The senior investment team and other investment professionals of Stellus Capital Management have been actively investing in the middle-market for the past decade and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events, and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contacts.

In addition to financial sponsors, Stellus Capital Management has developed a network of other deal sources, including:

•	management teams and entrepreneurs;
•	portfolio companies of private equity firms;
•	other investment firms that have similar strategies to Stellus Capital Management and are seeking co-investors;
•	placement agents and investment banks representing financial sponsors and issuers;
•	corporate operating advisers and other financial advisers; and
•	consultants, attorneys and other service providers to middle-market companies and financial sponsors.

We believe that Stellus Capital Management’s broad network of deal origination contacts will afford us with a continuous source of investment opportunities.

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Stellus Capital Management has completed financing transactions with more than 90 equity sponsors and completed multiple financing transactions with 12 of those equity sponsors.

We believe that, over the past decade, the senior investment team and other investment professionals of Stellus Capital Management have built a reputation as a thoughtful and disciplined provider of capital to middle-market companies and a preferred financing source for private equity sponsors and management teams. We believe these factors give Stellus Capital Management a competitive advantage in sourcing investment opportunities, which are put to use for our benefit.

Investment Structuring

Stellus Capital Management believes that each investment has unique characteristics that must be considered, understood and analyzed. Stellus Capital Management structures investment terms based on the business, the credit profile, the outlook for the industry in which a potential portfolio company operates, the competitive landscape, the products or services which the company sells and the management team and ownership of the company, among other factors. Stellus Capital Management relies upon the analysis conducted and information gathered through the investment process to evaluate the appropriate structure for our investments.

We invest primarily in the debt securities of middle-market companies. Our investments typically carry a high level of cash pay interest and may incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, PIK interest and some form of equity participation, including preferred stock, common stock, warrants and other forms of equity participation. We expect that a typical debt investment in which we invest will have a term at origination of between five and seven years. We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Stellus Capital Management negotiates covenants in connection with debt investments that provide protection for us but allow appropriate flexibility for the portfolio company. Such covenants may include affirmative and negative covenants, default penalties, lien protection and change of control provisions. Stellus Capital Management requires comprehensive information rights including access to management, financial statements and budgets and, in some cases, membership on the board of directors or board of directors observation rights. Additionally, Stellus Capital Management generally requires financial covenants and terms that restrict an issuer’s use of leverage and limitations on asset sales and capital expenditures.

Secured Debt

Secured debt, including first lien, second lien and unitranche financing, has liens on the assets of the borrower that serve as collateral in support of the repayment of such loans.

First Lien Debt.  First lien debt is structured with first-priority liens on the assets of the borrower that serve as collateral in support of the repayment of such loans. First lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

Second Lien Debt.  Second lien debt is structured as junior, secured loans, with second priority liens on an issuer’s assets. These loans typically provide for moderate loan amortization in the initial years of the loan, with the majority of the amortization deferred until loan maturity.

Unitranche Debt.  Unitranche debt typically is structured as first lien loans with certain risk characteristics of mezzanine debt. Unitranche debt typically provides for moderate loan amortization in the initial years of the debt, with the majority of the principal payment deferred until loan maturity. Since unitranche debt generally allows the borrower to make a large lump sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In some cases, we will be the sole lender, or we together with our affiliates will be the sole lender, of unitranche debt, which can provide us with more influence interacting with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Mezzanine Debt

Mezzanine debt, including senior unsecured and subordinated loans, is not be secured by any collateral and is effectively subordinated to the borrower’s secured indebtedness (to the extent of the collateral securing such indebtedness), including pursuant to one or more intercreditor agreements that we enter into with holders of a borrower’s senior debt.

Senior Unsecured Loans.  Senior unsecured loans are structured as loans that rank senior in right of payment to any of the borrower’s unsecured indebtedness that is contractually subordinated to such loans. These loans generally provide for fixed interest rates and amortize evenly over the term of the loan. Senior unsecured loans are generally less volatile than subordinated loans due to their priority to creditors over subordinated loans.

Subordinated Loans.  Subordinated loans are structured as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred to maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated loans are generally more volatile than secured loans and may involve a greater risk of loss of principal. Subordinated loans often include a PIK feature, which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.

Equity Securities

In connection with some of our debt investments, we may also invest in preferred or common stock or receive nominally priced warrants or options to buy an equity interest in the portfolio company. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such equity investments and warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Investment Process

Through the resources of Stellus Capital Management, we have access to significant research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Stellus Capital Management has designed a highly involved and interactive investment management process, which is the core of its culture and the basis for what we believe is a strong track record of investment returns. The investment process seeks to select only those investments which it believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Stellus Capital Management applies its expertise to screen many of our investment opportunities as described below. This rigorous process combined with our broad origination capabilities have allowed the Stellus Capital Management team to be prudent in selecting opportunities in which to make an investment.

All potential investment opportunities undergo an initial informal review by Stellus Capital Management’s investment professionals. Each potential investment opportunity that an investment professional determines merits investment consideration is presented and evaluated at a weekly meeting in which Stellus Capital Management’s investment professionals discuss the merits and risks of a potential investment opportunity as well as the due diligence process and the pricing and structure. If Stellus Capital Management’s investment professionals believe an investment opportunity merits further review, the deal team prepares and presents to the investment committee for initial review a prescreen memorandum that generally describes the potential transaction and includes a description of the risks, due diligence process and proposed structure and pricing for the proposed investment opportunity.

Prior to making an investment, Stellus Capital Management conducts rigorous diligence on each investment opportunity. In connection with its due diligence on a potential investment opportunity, Stellus Capital Management utilizes its internal diligence resources which include its internally developed credit analytical framework, subscriptions to third party research resources, discussions with industry experts, internal information sharing systems, and the analytical expertise of its investment professionals. Stellus Capital Management typically reviews the company’s historical financials; industry drivers and outlook, competitive threats, customer concentration, asset coverage, projected financials, and credit metrics; management background checks; and, if applicable, the track record and funding capabilities of the private equity sponsor.

Upon review of the prescreen memorandum, if the investment committee determines to proceed with the review of an investment opportunity, the deal team continues its diligence and deal structuring plans, and prepares a credit approval memorandum for review by the investment committee. The credit approval memorandum, updates the prescreen memorandum with more deal specific detail, including an update to the diligence process and any changes in the structure and pricing of the proposed investment. Upon unanimous approval by the investment committee of the proposed investment as presented in the credit approval memorandum, the Chief Investment Officer reviews any amendments before finalizing and closing negotiations with the prospective portfolio company.

Investment Committee

Each new investment opportunity is unanimously approved by Stellus Capital Management’s investment committee. Follow-on investments in existing portfolio companies requires the investment committee’s approval beyond that obtained when the initial investment in the company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee. The purpose of Stellus Capital Management’s investment committee is to evaluate and approve all of our investments. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee consists of Messrs. Robert T. Ladd, Dean D’Angelo, Joshua T. Davis, Todd A. Overbergen and W. Todd Huskinson. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with the investment committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report. All of our new investments require unanimous approval by the investment committee. Each member of the investment committee performs a similar role for other accounts managed by Stellus Capital Management. In certain instances, our board of directors may also determine that its approval is required prior to the making of an investment.

Monitoring Investments

In most cases, we do not have board influence over portfolio companies. In some instances, Stellus Capital Management’s investment professionals may obtain board representation or observation rights in conjunction with our investments. Stellus Capital Management takes an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. The monitoring process begins with structuring terms and conditions, which require the timely delivery and access to critical financial and business information on portfolio companies.

Specifically, Stellus Capital Management’s monitoring system consists of the following activities:

Regular Investment Committee Updates.  Key portfolio company developments are discussed each week as part of the standard investment committee agenda.

Written Reports.  The deal teams provide written updates as appropriate for key events that impact portfolio company performance or valuation. In addition, deal teams provide written updates following each portfolio company board meeting.

Quarterly Full Portfolio Review.  Our Chief Investment Officer and Chief Compliance Officer perform a quarterly comprehensive review of every portfolio company with the deal teams. This process includes a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, quarterly valuations are reviewed by our independent third party valuation firm.

As part of the monitoring process, Stellus Capital Management also tracks developments in the broader marketplace. Stellus Capital Management’s investment professionals have a wealth of information on the competitive landscape, industry trends, relative valuation metrics, and analyses that assist in the execution of our investment strategy. In addition, Stellus Capital Management’s extensive communications with brokers and dealers allows its investment professionals to monitor market and industry trends that could affect portfolio investments. Stellus Capital Management may provide ongoing strategic, financial and operational guidance to some portfolio companies either directly or by recommending its investment professionals or other experienced representatives to participate on the board of directors. Stellus Capital Management maintains an extensive network of strategic and operational advisers to call upon for industry expertise or to supplement existing management teams.

Risk Ratings

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of contractual return but no loss of principal is expected.

Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

In the event that Stellus Capital Management determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, Stellus Capital Management will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. While the investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that is performed. The frequency of Stellus Capital Management’s monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing the investment.

Determination of Net Asset Value and Portfolio Valuation Process

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, our board of directors retains one or more independent valuation firms to review at least once per quarter, the valuation of each portfolio investment for which a market quotation is not available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

A readily available market value is not expected to exist for most of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process. The types of factors that our board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios portfolio company to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ materially from the values that would have been used had a readily available market value existed for such investments., In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with our senior management and Stellus Capital Management;
•	the audit committee of our board of directors then reviews these preliminary valuations;
•	at least once quarterly, the valuation for each portfolio investment is reviewed by an independent valuation firm; and
•	the board of directors then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management, the independent valuation firm and the audit committee.

In following these approaches, the types of factors that are taken into account in fair value pricing our investments include, as relevant, but are not limited to:

•	available current market data, including relevant and applicable market trading and transaction comparables;
•	applicable market yields and multiples;
•	security covenants;
•	call protection provisions;
•	information rights;
•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
•	comparisons of financial ratios of peer companies that are public;
•	comparable merger and acquisition transactions; and
•	the principal market and enterprise values.

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Realization of Investments

The potential exit scenarios of a portfolio company play an important role in evaluating investment decisions. As such, Stellus Capital Management formulates specific exit strategies at the time of investment. Our debt-orientation provides for increased potential exit opportunities, including (a) the sale of investments in the private markets, (b) the refinancing of investments held, often due to maturity or recapitalizations, and (c) other liquidity events including the sale or merger of the portfolio company. Since we seek to maintain a debt orientation in our investments, we expect to receive interest income over the course of the investment period, resulting in a significant return on invested capital well in advance of final exit.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Stellus Capital Management or an affiliate of

Stellus Capital Management provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse Stellus Capital Management or an affiliate of Stellus Capital Management for its allocated costs in providing such assistance, subject to the review by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

We use the expertise of the investment professionals of Stellus Capital Management to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the investment professionals of Stellus Capital Management enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Stellus Capital Management. We have a chief executive officer, a chief investment officer, a chief financial officer and a chief compliance officer. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees of Stellus Capital Management and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to our administration agreement with Stellus Capital Management.

Management Agreements

Stellus Capital Management serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, or the “Advisers Act.” In addition, Stellus Capital Management serves as our administrator.

Investment Advisory Agreement

Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, Stellus Capital Management manages our day-to-day operations and provides investment advisory services to us. Under the terms of the investment advisory agreement, Stellus Capital Management:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of the investments we make;
•	executes, closes, services and monitors the investments we make;
•	determines the securities and other assets that we purchase, retain or sell;
•	performs due diligence on prospective portfolio companies; and
•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the investment advisory agreement, we have agreed to pay Stellus Capital Management a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by our stockholders.

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents. For services rendered under the investment advisory agreement, the base management fee is payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Beginning with our second quarter of operations, the base management fee will be calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter are appropriately pro-rated.

Incentive Fee

We pay Stellus Capital Management an incentive fee. Incentive fees are calculated as below and payable quarterly in arrears. The incentive fee, which provides Stellus Capital Management with a share of the income that it generates for us, has two components, ordinary income and capital gains, calculated as follows:

The ordinary income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement, and equals 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter.

Under this provision, in any calendar quarter, Stellus Capital Management receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, Stellus Capital Management receives 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply.

For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as described below), and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Stellus Capital Management has agreed to permanently waive any interest accrued on the portion of the incentive fee attributable to deferred interest (such as PIK interest or OID).

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters.

There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters were below the quarterly hurdle.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Percentage of Pre-incentive Fee Net Investment Income
Allocated to Income-Related Portion of Incentive Fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), commencing on December 31, 2012, and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees, provided that the incentive fee determined as of December 31, 2012 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2012. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the investment advisory agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Stellus Capital Management has agreed to waive its incentive fee for the years ending December 31, 2012 and December 31, 2013 to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with our initial public offering (“IPO”).

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee before Total Return Requirement Calculation:

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses)) = 0.6125%
Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses)) = 2.2625%
Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(3)
= 100% × (2.2625% – 2.0%)
= 0.2625%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.2625%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses)) = 2.8625%
Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(3)
Incentive fee = 100% × “catch-up” + (20.0% × (Pre-Incentive Fee Net Investment
Income – 2.5%))
“Catch-up” = 2.5% – 2.0%
= 0.5%
Incentive fee = (100% × 0.5%) + (20.0% × (2.8625% – 2.5%))
= 0.5% + (20.0% × 0.3625%)
= 0.5% + 0.0725%
= 0.5725%
Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.5725%.

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.75% annualized base management fee.
(3)	The “catch-up” provision is intended to provide Stellus Capital Management with an incentive fee of 20.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 2.8625%
Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000
20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000

Although our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters did not exceed the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 2.8625%
Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000
20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $10,000,000

Because our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% and because 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters, an incentive fee would be payable, as shown in Alternative 3 of Example 1 above.

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.75% annualized base management fee.
(3)	The “catch-up” provision is intended to provide Stellus Capital Management with an incentive fee of 20.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

Example 3: Capital Gains Portion of Incentive Fee(*):

Alternative 1:

Assumptions

Year 1: $2.0 million investment made in Company A (“Investment A”), and $3.0 million investment made in Company B (“Investment B”)
Year 2: Investment A sold for $5.0 million and fair market value (“FMV”) of Investment B determined to be $3.5 million
Year 3: FMV of Investment B determined to be $2.0 million
Year 4: Investment B sold for $3.25 million
The capital gains portion of the incentive fee would be:
Year 1: None
Year 2: Capital gains incentive fee of $0.6 million — ($3.0 million realized capital gains on sale of Investment A multiplied by 20.0%)
Year 3: None — $0.4 million (20.0% multiplied by ($3.0 million cumulative capital gains less $1.0 million cumulative capital depreciation)) less $0.6 million (previous capital gains fee paid in Year 2)
Year 4: Capital gains incentive fee of $50,000 — $0.65 million ($3.25 million cumulative realized capital gains multiplied by 20.0%) less $0.6 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1: $2.0 million investment made in Company A (“Investment A”), $5.25 million investment made in Company B (“Investment B”) and $4.5 million investment made in Company C (“Investment C”)
Year 2: Investment A sold for $4.5 million, FMV of Investment B determined to be $4.75 million and FMV of Investment C determined to be $4.5 million
Year 3: FMV of Investment B determined to be $5.0 million and Investment C sold for $5.5 million
Year 4: FMV of Investment B determined to be $6.0 million
Year 5: Investment B sold for $4.0 million

The capital gains incentive fee, if any, would be:
Year 1: None
Year 2: $0.4 million capital gains incentive fee — 20.0% multiplied by $2.0 million ($2.5 million realized capital gains on Investment A less $0.5 million unrealized capital depreciation on Investment B)
Year 3: $0.25 million capital gains incentive fee(1) — $0.65 million (20.0% multiplied by $3.25 million ($3.5 million cumulative realized capital gains less $0.25 million unrealized capital depreciation)) less $0.4 million capital gains incentive fee received in Year 2
Year 4: $0.05 million capital gains incentive fee — $0.7 million ($3.50 million cumulative realized capital gains multiplied by 20.0%) less $0.65 million cumulative capital gains incentive fee paid in Year 2 and Year 3
Year 5: None — $0.45 million (20.0% multiplied by $2.25 million (cumulative realized capital gains of $3.5 million less realized capital losses of $1.25 million)) less $0.7 million cumulative capital gains incentive fee paid in Year 2, Year 3 and Year 4(2)

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.
(1)	As illustrated in Year 3 of Alternative 1 above, if a portfolio company were to be wound up on a date other than its fiscal year end of any year, it may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if such portfolio company had been wound up on its fiscal year end of such year.
(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by Stellus Capital Management ($0.70 million) is effectively greater than $0.45 million (20.0% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($2.25 million)).

Payment of Our Expenses

All investment professionals of Stellus Capital Management, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by Stellus Capital Management and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital Management’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or Stellus Capital Management in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the investment advisory agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The investment advisory agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Stellus Capital Management and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the investment advisory agreement without penalty upon 60 days’ written notice.

Indemnification

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the investment advisory agreement, Stellus Capital Management and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Stellus Capital Management’s services under the investment advisory agreement or otherwise as our investment adviser.

Board Approval of the Investment Advisory Agreement

Our board of directors approved the investment advisory agreement at its first meeting, held on September 24, 2012. In its consideration of the investment advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment advisory agreement as being in the best interests of our stockholders.

Administration Agreement

The administration agreement provides that Stellus Capital Management will furnish us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the administration agreement, Stellus Capital Management performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, Stellus Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the administration agreement, Stellus Capital Management also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the administration agreement are equal to an amount based upon our allocable portion (subject to the review of our board of directors) of Stellus Capital Management’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The administration agreement has an initial term of two years and may be renewed with the approval of our board of directors. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management. Stockholder approval is not required to amend the administration agreement.

Indemnification

The administration agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Stellus Capital Management, its affiliates and their respective directors, officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Stellus Capital Management’s services under the administration agreement or otherwise as our administrator.

License Agreement

We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, we have a right to use the “Stellus Capital” name for so long as Stellus Capital Management or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as the investment advisory agreement with Stellus Capital Management is in effect.

Exchange Act Reports

We maintain a website at www.stelluscapital.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, or the “Exchange Act.” These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Regulation as a Business Development Company

We are a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. Under the 1940 Act and the rules thereunder, “eligible portfolio companies” include (1) private domestic operating companies, (2) public domestic operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange), and (3) public domestic operating companies having a market capitalization of less than $250 million. Public domestic operating companies whose securities are quoted on the over-the-counter bulletin board or through Pink Sheets LLC are not listed on a national securities exchange and therefore are eligible portfolio companies.
(2)	Securities of any eligible portfolio company which we control.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the business development company purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Stellus Capital Management will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Stellus Capital Management will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making any distribution to our stockholders or repurchasing our securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Codes of Ethics

We and Stellus Capital Management have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to Stellus Capital Management. The proxy voting policies and procedures of Stellus Capital Management are set out below. The guidelines will be reviewed periodically by Stellus Capital Management and our directors who are not “interested persons,” and, accordingly, are subject to change.

Introduction.  As an investment adviser registered under the Advisers Act, Stellus Capital Management has a fiduciary duty to act solely in our best interests. As part of this duty, Stellus Capital Management recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

Stellus Capital Management’s policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies.  Stellus Capital Management votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. Stellus Capital Management reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases Stellus Capital Management will vote in favor of proposals that Stellus Capital Management believes are likely to increase the value of the portfolio securities we hold. Although Stellus Capital Management will generally vote against proposals that may have a negative effect on our portfolio securities, Stellus Capital Management may vote for such a proposal if there exist compelling long-term reasons to do so.

Stellus Capital Management has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that Stellus Capital Management’s vote is not the product of a conflict of interest, Stellus Capital Management requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how Stellus Capital Management intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, Stellus Capital Management will disclose such conflicts to us, including our independent directors and may request guidance from us on how to vote such proxies.

Proxy Voting Records.  You may obtain information about how Stellus Capital Management voted proxies by making a written request for proxy voting information to: Stellus Capital Investment Corporation, Attention: Investor Relations, 10000 Memorial Drive, Suite 500, Houston, TX 77024, or by calling us collect at (713) 292-5400. Note that after March 31, 2013, our new address will be 4400 Post Oak Parkway Suite 2200, Houston, TX, 77027. The SEC also maintains a website at www.sec.gov that contains this information.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to employees of Stellus Capital Management and its affiliates with a legitimate business need for the information. We intend to maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Other

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and Stellus Capital Management are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with investment funds, accounts or investment vehicles managed by Stellus Capital Management when each of us and such investment fund, account or investment vehicle will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for an investment fund, account or investment vehicle managed by Stellus Capital Management to invest in different securities of the same issuer, Stellus Capital Management will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by Stellus Capital Management has previously invested.

We and Stellus Capital Management have filed for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief is seeking an exemptive order permitting us to invest with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. This exemptive application is still pending, and there can be no assurance if and when the SEC would grant such relief.

Taxation as a Regulated Investment Company

As a business development company, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”).

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the distribution requirements. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements may affect us in the future when we are required to comply with the Sarbanes-Oxley Act. For example:

•	pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our Status as an Emerging Growth Company

We are an “emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). An EGC is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year. An EGC will retain such status until the earlier of: (1) the fifth anniversary of the date it first sold securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which it first exceeds $1 billion in annual gross revenues; (3) the time it becomes a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt.

The JOBS Act affords an EGC an opportunity to get a temporary reprieve from certain SEC regulations by exempting an EGC from these regulations for up to five years. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act provides scaled disclosure provisions for EGCs, including, among other things, removing the requirement that EGCs comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting.

Section 107(b) of the JOBS Act also permits an EGC to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.

The New York Stock Exchange Corporate Governance Regulations

The New York Stock Exchange has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to business development companies.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. Before you invest in our common stock, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to our Business and Structure

We have a limited operating history as a business development company and have not yet elected to be treated as a RIC, and Stellus Capital Management has limited experience managing a business development company, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed in May 2012 and prior to the completion of our initial public offering in November 2012, we did not operate as a business development company and had not qualified to be treated as a RIC, and Stellus Capital Management had never managed any business development company. As a result of our limited operating history, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by Stellus Capital Management. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. We and Stellus Capital Management have limited experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the investment professionals of Stellus Capital Management to achieve our investment objective. Stellus Capital Management’s team of investment professionals evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of our investment advisory agreement. We can offer no assurance, however, that Stellus Capital Management’s investment professionals will continue to provide investment advice to us.

Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the investment advisory agreement. Stellus Capital Management’s investment committee consists of three members of our board of directors, Messrs. Ladd, D’Angelo and Davis, and two investment professionals of Stellus Capital Management, Messrs. Overbergen and Huskinson. The loss of any member of Stellus Capital Management’s investment committee would limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships. Any inability of Stellus Capital Management to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon Stellus Capital Management to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Stellus Capital Management fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom Stellus Capital Management has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on Stellus Capital Management’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon Stellus Capital Management’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Stellus Capital Management’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of Stellus Capital Management may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from sourcing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could negatively affect our investment returns.

The members of Stellus Capital Management’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Stellus Capital Management. Similarly, Stellus Capital Management may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Stellus Capital Management is currently seeking to raise capital for a private credit fund that will have an investment strategy that is identical to our investment strategy. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

We intend to co-invest with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC (as described below), we generally will only be permitted to co-invest with such investment funds, accounts and investment vehicles when the only term that is negotiated is price. However, we and Stellus Capital Management have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. This exemptive application is still pending, and we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, or that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) where terms other than price are negotiated. When we invest alongside other investment funds, accounts and investment vehicles managed by Stellus Capital Management, prior to receiving exemptive relief, we expect to make such investments consistent with Stellus Capital Management’s allocation policy, which generally requires that each co-investment opportunity be allocated between us and the other investment funds, accounts and investment vehicles managed by Stellus Capital Management pro rata based on each entity’s capital available for investment, as determined by Stellus Capital Management. We expect that available capital for our investments will be determined based on the amount of cash on-hand, liquidity available under our financing arrangements, including the borrowing capacity under our $115 million senior secured revolving credit facility with various lenders, which is agented by SunTrust Bank senior secured revolving credit agreement with SunTrust Bank, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where co-investment alongside other investment funds, accounts and investment vehicles managed by Stellus Capital Management, prior to receiving exemptive relief, is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, Stellus Capital Management will need to decide whether we or such other entity or entities will proceed with the investment. Stellus Capital Management will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by Stellus Capital Management has previously invested.

In addition, there may be times when Stellus Capital Management, members of its investment committee or its other investment professionals have interests that differ from those of our stockholders, giving rise to a conflict of interest. In particular, a private investment fund for which Stellus Capital Management provides investment advisory services hold minority equity interests in certain of the portfolio companies in which we hold debt investments. As a result, Stellus Capital Management, members of its investment committee or its other investment professionals may face conflicts of interest in connection with making business decisions for these portfolio companies to the extent that such decisions affect the debt and equity holders in these portfolio companies differently. In addition, Stellus Capital Management may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions, on our behalf with respect to these portfolio companies given that they also provide investment advisory services to a private investment fund that holds the equity interests in these portfolio companies. Although our investment adviser will endeavor to handle these investment and other decisions in a fair and equitable manner, we and the holders of the shares of our common stock could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by our investment adviser on our behalf, we are unable to monitor these potential conflicts of interest between us and our investment adviser; however, our board of directors, including the independent directors, reviews conflicts of interest in connection with its review of the performance of our investment adviser.

The senior investment team and other investment professionals of Stellus Capital Management may, from time to time, possess material non-public information, limiting our investment discretion.

The senior investment team and other investment professionals of Stellus Capital Management, including members of Stellus Capital Management’s investment committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

The incentive fee structure we have with Stellus Capital Management may create incentives that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay management and incentive fees to Stellus Capital Management. We have entered into an investment advisory agreement with Stellus Capital Management that provides for a management fee based on the value of our gross assets. Because this fee is based on the value of our gross assets, Stellus Capital Management will benefit when we incur debt or use leverage. This fee structure may encourage Stellus Capital Management to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders.

Our board of directors is charged with protecting our interests by monitoring how Stellus Capital Management addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each investment decision, borrowing or incurrence of leverage, our independent directors will periodically review Stellus Capital Management’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, Stellus Capital Management may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

Our incentive fee may induce Stellus Capital Management to make speculative investments.

We pay Stellus Capital Management an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. Additionally, under the incentive fee structure, Stellus Capital Management may benefit when capital gains are recognized and, because Stellus Capital Management will determine when to sell a holding, Stellus Capital Management will control the timing of the recognition of such capital gains. As a result, Stellus Capital Management may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We may be obligated to pay Stellus Capital Management incentive compensation even if we incur a loss and may pay more than 20.0% of our net capital gains because we cannot recover payments made in previous years.

Stellus Capital Management is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation) above a threshold return for that quarter and subject to a total return requirement. The general effect of this total return requirement is to prevent payment of the foregoing incentive compensation except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Consequently, we may pay an incentive fee if we incurred losses more than three years prior to the current calendar quarter even if such losses have not yet been recovered in full. Thus, we may be required to pay Stellus Capital Management incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 20.0% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our board of directors determines the fair value of these loans and securities in good faith as described elsewhere in this annual report on Form 10-K. In connection with that determination, investment professionals from Stellus Capital Management may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment is reviewed by an independent valuation firm quarterly, the ultimate determination of fair value is made by our board of directors, including our interested directors, and not by such third party valuation firm. In addition, Messrs. Ladd, D’Angelo and Davis, each an interested member of our board of directors, has a direct pecuniary interest in Stellus Capital Management. The participation of Stellus Capital Management’s investment professionals in our valuation process, and the pecuniary interest in

Stellus Capital Management by certain members of our board of directors, could result in a conflict of interest as Stellus Capital Management’s management fee is based, in part, on the value of our gross assets, and incentive fees are based, in part, on realized gains and realized and unrealized losses.

There are conflicts related to other arrangements with Stellus Capital Management.

We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” In addition, we have entered into an administration agreement with Stellus Capital Management pursuant to which we are required to pay to Stellus Capital Management our allocable portion of overhead and other expenses incurred by Stellus Capital Management in performing its obligations under such administration agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and his staff. This will create conflicts of interest that our board of directors will monitor. For example, under the terms of the license agreement, we will be unable to preclude Stellus Capital Management from licensing or transferring the ownership of the “Stellus Capital” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Stellus Capital Management or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Stellus Capital” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

The investment advisory agreement and the administration agreement with Stellus Capital Management were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The investment advisory agreement and the administration agreement were negotiated between related parties. Consequently, their terms, including fees payable to Stellus Capital Management, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with Stellus Capital Management and its affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.

The time and resources that Stellus Capital Management devotes to us may be diverted, and we may face additional competition due to the fact that Stellus Capital Management and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Stellus Capital Management and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, Stellus Capital Management is currently seeking to raise capital for a private credit fund that will have an investment strategy that is identical to our investment strategy. We and Stellus Capital Management have also filed for exemptive relief from the SEC that would establish a co-investment program with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds); however, there can be no assurance if and when the SEC would grant such relief. In addition, pursuant to sub-advisory arrangements, Stellus Capital Management provides non-discretionary advisory services to the D. E. Shaw group related to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

Our incentive fee arrangements with Stellus Capital Management may vary from those of other investment funds, account or investment vehicles managed by Stellus Capital Management, which may create an incentive for Stellus Capital Management to devote time and resources to a higher fee-paying fund.

If Stellus Capital Management is paid a higher performance-based fee from any of its other funds, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying fund. For example, to the extent Stellus

Capital Management’s incentive compensation is not subject to a hurdle or total return requirement with respect to another fund, it may have an incentive to devote time and resources to such other fund.

Stellus Capital Management’s liability is limited under the investment advisory agreement and we have agreed to indemnify Stellus Capital Management against certain liabilities, which may lead Stellus Capital Management to act in a riskier manner on our behalf than it would when acting for its own account.

Under the investment advisory agreement, Stellus Capital Management has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our board of directors in following or declining to follow Stellus Capital Management’s advice or recommendations. Under the investment advisory agreement, Stellus Capital Management, its officers, members and personnel, and any person controlling or controlled by Stellus Capital Management will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the investment advisory agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that Stellus Capital Management owes to us under the investment advisory agreement. In addition, as part of the investment advisory agreement, we have agreed to indemnify Stellus Capital Management and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the investment advisory agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the investment advisory agreement. These protections may lead Stellus Capital Management to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private fund managed by Stellus Capital Management or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside Stellus Capital Management’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Stellus Capital Management, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside Stellus Capital Management’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and Stellus Capital Management’s allocation policy. This allocation policy provides that allocations among us and investment funds, accounts and investment vehicles managed by Stellus Capital Management and its affiliates will generally be made pro rata based on capital available for investment, as determined, in our case, by our board of directors as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by Stellus Capital Management. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with investment funds, accounts and investment vehicles managed by Stellus Capital Management, prior to receiving exemptive relief, is not permitted or appropriate, such as when there is an opportunity to invest concurrently in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of Stellus Capital Management’s clients, subject to the limitations described in the preceding paragraph, Stellus Capital Management will need to decide which client will proceed with the investment. Stellus Capital Management will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by Stellus Capital Management has previously invested.

We and Stellus Capital Management have filed for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief is seeking an exemptive order permitting us to invest with investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. This exemptive application is still pending, and there can be no assurance if and when the SEC would grant such relief.

Our ability to sell or otherwise exit investments in which affiliates of Stellus Capital Management also have an investment may be restricted, which may have a materially adverse impact on our ability to manage our investment portfolio.

Pursuant to the 1940 Act, unless and until we receive exemptive relief from the SEC permitting us to do so, we may be prohibited from exiting our positions in portfolio companies in which funds affiliated with Stellus Capital Management also hold positions. As more fully described elsewhere in this annual report on Form 10-K, our portfolio consists of 12 assets once held by the D. E. Shaw group fund to which the D. E. Shaw group serves as investment adviser and is sub-advised by Stellus Capital Management. However, the D. E. Shaw group fund has retained equity investments in 7 of those 9 portfolio companies. To the extent that our investments in these portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves an affiliate or the D. E. Shaw group fund therein because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if the D. E. Shaw group fund were required to approve a restructuring of our investment in one of these portfolio companies in its capacity as an equity holder thereof and the D. E. Shaw group fund were deemed to be our affiliate, such involvement by the D. E. Shaw group fund in the restructuring transaction may constitute a prohibited joint transaction under the 1940 Act. However, we do not believe that our ability to restructure or exit these investments will be significantly hampered due to the fact that the equity investments retained by the D. E. Shaw group fund are minority equity positions and, as a result, it is unlikely that the D. E. Shaw group fund will be or will be required to be involved in any such restructurings or exits.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by Stellus Capital Management. Although Stellus Capital Management will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders.

We will be subject to corporate-level income tax and may default under the Credit Facility if we are unable to qualify or maintain our qualification as a RIC under Subchapter M of the Code.

To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses.

No certainty can be provided, however, that we will satisfy the asset diversification requirements or the other requirements necessary to qualify as a RIC. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to qualify as a RIC, we may be in default under the terms of the Credit Facility. Such a failure would have a material adverse effect on us and our stockholders.

We will need to raise additional capital to grow because we must distribute most of our income.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our shares of common stock.

You may not receive distributions, or our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable business development company and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accrual of original issue discount. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, and increases in loan balances as a result of contracted PIK arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees payable by us to Stellus Capital Management.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to Stellus Capital Management is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us.

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the

1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we were able to comply with the 200% asset coverage ratio under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investing in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of December 31, 2012, substantially all of our assets were pledged as collateral under the Credit Facility. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt until we are able to comply with the 200% asset coverage ratio under the 1940 Act. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on Stellus Capital Management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our debt facilities may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

We may default under the Credit Facility or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2012, substantially all of our assets were pledged as collateral under the Credit Facility. In the event we default under the Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because we use debt to finance our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act. There is no limit as to our ability to enter into such derivative transactions. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to Stellus Capital Management. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Provisions in the Credit Facility or any other future borrowing facility may limit our discretion in operating our business.

The Credit Facility is, and any future borrowing facility may be, backed by all or a portion of our loans and securities on which the lenders will or, in the case of a future facility, may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a guarantee and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants under the Credit Facility or any other borrowing facility may limit our ability to incur additional liens or debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, under the terms of the Credit Facility, we have generally agreed to not incur any additional secured indebtedness. In addition, we have agreed not to incur any additional indebtedness that has a maturity date prior to the maturity date of the Credit Facility. Further, if our borrowing base under the Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the Credit Facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make stockholder distributions.

In addition, under the Credit Facility or any other borrowing facility we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. Furthermore, we expect that the terms of the Credit Facility will contain a covenant requiring us to maintain compliance with RIC provisions at all times, subject to certain remedial provisions. Thus, a failure to maintain compliance with RIC provisions could result in an event of default under the Credit Facility. An event of default under the Credit Facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the Credit Facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur (for example, as a result of a broadening of the current Euro zone credit crisis), it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

Most of our portfolio investments are recorded at fair value and will continue to be recorded as fair value as determined in good faith by our board of directors and, as a result, there may be and will continue to be uncertainty as to the value of our portfolio investments.

Most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of this offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal control and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and may shift our investment focus from the areas of expertise of Stellus Capital Management to other types of investments in which Stellus Capital Management may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Pending legislation may allow us to incur additional leverage.

As a business development company under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in common stock may increase.

Our board of directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law and our charter, our board of directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the board of directors will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to stockholder distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or that otherwise might be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Stellus Capital Investment Corporation or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Stellus Capital Management can resign as our investment adviser or administrator upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Stellus Capital Management has the right under the investment advisory agreement to resign as our investment adviser at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, Stellus Capital Management has the right under the administration agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If Stellus Capital Management was to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Stellus Capital Management. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of Stellus Capital Management. In addition, certain of these systems are provided to Stellus Capital Management by third party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Recent market conditions materially and adversely affected debt and equity capital markets in the United States and around the world. If these conditions recur, debt capital may not be available to us on favorable terms, or at all, which could negatively affect our financial performance and results.

From 2007 through 2009, the global capital markets experienced a period of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a decline of general economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular during that time. These conditions may recur (for example, as a result of a broadening of the current Euro zone credit crisis), in which case, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make, and expect to make, investments, including those currently included in our portfolio, are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

We may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect that company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of Stellus Capital Management’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

The lack of liquidity in our investments may adversely affect our business.

Most of our assets are invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies are subject to legal and other restrictions on resale or are otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Also, as noted above, we may be limited or prohibited in our ability to sell or otherwise exit certain positions in our portfolio as such a transaction could be considered a joint transaction prohibited by the 1940 Act.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	available current market data, including relevant and applicable market trading and transaction comparables;
•	applicable market yields and multiples;
•	security covenants;
•	call protection provisions;
•	information rights;
•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;

•	comparisons of financial ratios of peer companies that are public;
•	comparable merger and acquisition transactions; and
•	the principal market and enterprise values.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements of the 1940 Act or RIC requirements under the Code. Our ability to make follow-on investments may also be limited by Stellus Capital Management’s allocation policy.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not hold controlling equity positions in any of the portfolio companies included in our portfolio and, although we may do so in the future, we do not currently intend to hold controlling equity positions in our portfolio companies (including those included in our portfolio). As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests.

Due to the lack of liquidity of the debt and equity investments that we hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and ability to make stockholder distributions and result in a decline in the market price of our shares.

We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the market price of our shares.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;
•	the ability to control the conduct of such proceedings;
•	the approval of amendments to collateral documents;
•	releases of liens on the collateral; and
•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The disposition of our investments may result in contingent liabilities.

Substantially all of our investments involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

We may not realize gains from our equity investments.

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including business development companies, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof). We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. In addition, for so long as the Credit Facility, or any other borrowing facility that we enter into, is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of our qualification as a RIC or business development company;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of Stellus Capital Management’s key personnel;

•	operating performance of companies comparable to us; and
•	general economic trends and other external factors.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Upon expiration of any applicable lock-up periods, shares issued by us in connection with our acquisition of the initial portfolio to the private investment fund to which the D. E. Shaw group serves as investment adviser will generally be freely tradable in the public market, subject to the provisions and applicable holding periods set forth in Rule 144 under the Securities Act. Sales of substantial amounts of our common stock, the availability of such common stock for sale or the registration of such common stock for sale could adversely affect the prevailing market prices for our common stock. In this regard, we have granted the D. E. Shaw group fund certain registration rights pursuant to which we have agreed to prepare and file with the SEC a registration statement on Form N-2 pursuant to Rule 415 to register the resale of the shares of our common stock we issued to it in connection with our purchase of the initial portfolio. Specifically, we have agreed to use our commercially reasonable efforts to file with the SEC promptly after a request by the D. E. Shaw group fund to file such a registration statement with the SEC. We have also agreed to use our commercially reasonable efforts to cause such a registration statement to be declared effective by the SEC within 90 days of the initial filing thereof with the SEC. The D.E. Shaw group fund may only exercise these registration rights after May 12, 2013 and then, with limited exceptions, only on two occasions. If this occurs, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 10000 Memorial Drive, Suite 500, Houston, Texas 77024. As of April 1, 2013 we will relocate our executive office to 4400 Post Oak Parkway, Suite 2200, Houston, Texas. Our phone number will remain the same. We also maintain offices in the New York City area, San Francisco, California, and the Washington, D.C. area. All locations are provided to us by Stellus Capital Management pursuant to the administration agreement. We believe that our office facilities are currently suitable and adequate for our business.

Item 3.  Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “SCM.” The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange for each fiscal quarter since our IPO on November 7, 2012:

	Price Range
	High	Low
Fiscal 2012
Fourth quarter (from November 7, 2012)	$16.38	$15.00
Fiscal 2013
First quarter (through March 8, 2013)	$16.73	$14.51

The last reported sale price for our common stock on the New York Stock Exchange on March 8, 2013 was $15.23 per share. As of March 8, 2013, we had 27 shareholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether the common stock will trade at, above, or below net asset value per share.

Dividends

Our dividends, if any, are determined by our board of directors. We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To qualify for RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt out” dividend reinvestment plan (“DRIP”) for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

The following table reflects the distributions per share that our board of directors has declared on our common stock since our IPO in November 2012:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2012
December 7, 2012	December 21, 2012	December 27, 2012	$0.1812
Total (2012)			$0.1812

Recent Sales of Unregistered Securities

On September 28, 2012, we issued 100 shares of common stock to Stellus Capital Management for $500,010 in connection with the organization of Stellus Capital Investment Corporation. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) as transactions by an issuer not involving a public offering. On October 18, 2012, the Company declared a stock dividend to stockholders of record on October 22, 2013. In connection with the dividend, the Company issued 33,234 shares to its sole stockholder, Stellus Capital Management, on October 25, 2013.

On November 2, 2012, we offered and sold 849,999 shares of common stock in a private placement to certain purchasers, including persons and entities associated with Stellus Capital Management, for an aggregate purchase price of $12.7 million. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) and Rule 506 thereunder as transactions by an issuer not involving a public offering.

On November 7, 2012, we issued 1,943,943 shares of common stock for an aggregate value of $29.2 million to an affiliate of the D. E. Shaw group in connection with the purchase of our initial investment portfolio. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) and Rule 506 thereunder as transactions by an issuer not involving a public offering.

During the period from Inception through December 31, 2012, we issued a total of 7,746.773 shares of common stock under the DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $113 thousand.

Use of Proceeds from Recent Sales of Registered Securities

On November 7, 2013, our registration statement on Form N-2 (SEC File No. 333-184195) for the IPO of shares of our common stock became effective. We sold 9,200,000 shares of the Company’s common stock in connection with the IPO at an aggregate offering price of $138 million. The Company used all of the net proceeds from the IPO to repay a portion of the outstanding indebtedness under its $156 million credit facility with SunTrust Bank. Raymond James and Stifel, Nicolaus & Company, Incorporated served as joint book-running managers, Robert W. Baird & Co. Incorporated and Oppenheimer & Co. Inc. served as co-lead managers, and Janney Montgomery Scott LLC and Sterne, Agee & Leach, Inc. served as co-managers for the IPO.

Underwriting discounts and commissions for the shares sold in the IPO totaled $8.3 million. Stellus Capital Management agreed to pay $3.3 million of such underwriting discounts and commissions. The Company also paid $835 thousand in other expenses relating to the IPO. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of $132.2 million from the IPO.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor's 500 Stock Index and the Russell 2000 Financial Services Index, for the period from November 7, 2012 (initial public offering) through December 31, 2012. The graph assumes that, on November 7, 2012, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10- K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data for the period from Inception (May 18, 2012) through December 31, 2012 and at December 31, 2012 is derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Inception through December 31, 2012
Statement of Operations Data:
Total investment income	$3,696,432
Total expenses	2,392,076
Net investment income	1,304,356
Net increase in net assets resulting from operations	1,298,424
Per Share Data:
Net asset value	$14.45
Net investment income	0.11
Net increase in net assets resulting from operations	0.11
Distributions declared	0.1812

At December 31, 2012
Balance Sheet Data:
Investments at fair value	$195,451,256
Cash and cash equivalents	$62,131,686
Total assets	$262,542,977
Total liabilities	88,697,022
Total net assets	173,845,955
Other Data:
Number of portfolio companies at period end	15
Weighted average yield on debt investments	12.5%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Stellus Capital Management;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Stellus Capital Management to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Stellus Capital Management to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC; and
•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We were formed were organized as a Maryland corporation on May 18, 2012 and formally commenced operations on November 7, 2012. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,”

including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives on November 7, 2012, we acquired our initial portfolio. The total consideration paid was $194.4 million, consisting of $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share, or $194.4 million in total for 11 companies (excluding accrued interest of approximately $2.3 million) from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management serves as a non-discretionary sub-adviser.

We financed the cash portion of the acquisition of our initial portfolio by (i) borrowing $152.5 million under a $156 million credit facility led by SunTrust Bank (the “Bridge Facility”) and (ii) using the $12.7 million of proceeds we received in connection with the sale of shares of our common stock in a private placement transaction to certain purchasers, including persons and entities associated with Stellus Capital Management, at a purchase price of $15.00 per share.

On November 13, 2012, we completed our IPO and sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of their overallotment option) of our common stock through a group of underwriters at an initial public offering price of $15.00 per share. We received $132.2 million of total net proceeds in connection with the IPO. We used the net proceeds from our IPO and borrowings under the Credit Facility to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

On November 13, 2012, we entered into the Credit Facility, which provides for borrowings in an aggregate amount up to $115 million on a committed basis and an accordion for an additional $35 million for a total facility size of $150 million. The exercise of the accordion will require sufficient borrowing base and additional commitments from the existing lender group and/or new lenders. The Credit Facility expires in 2016. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 3.00% with no LIBOR floor or (ii) 2.00% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 12, 2016. As of December 31, 2012, we had $38.0 million in borrowings outstanding under the Credit Facility.

The Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. As of December 31, 2012, $1,947,820 of such prepaid loan structure fees have yet to be amortized.

We intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We completed 2012 with $195.5 million (at fair value) invested in 15 companies. As of December 31, 2012, our portfolio included approximately 22.5% of first lien debt, 19.7% of second lien debt, 56.9% of mezzanine debt and 0.9% of equity investments at fair value. In addition, we held approximately

$50.0 million of United States Treasury securities at fair value at December 31, 2012. The United States Treasury securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment. The composition of our investments as of December 31, 2012 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$44,014,214	$44,014,214
Senior Secured – Second Lien	38,597,293	38,597,622
Unsecured Debt	111,129,878	111,125,134
Equity	1,714,286	1,714,286
Total Investments	$195,455,671	$195,451,256

At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $13 million and $13 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $33 million and $33 million, respectively.

At December 31, 2012, 40% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60% bore interest at fixed rates.

The weighted average yield on all of our debt investments at December 31, 2012 was approximately 12.5%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

Investment Activity

On November 7, 2012, we acquired our initial portfolio for $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share, or $194.4 million in total (excluding accrued interest of approximately $2.3 million) from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management serves as a non-discretionary sub-adviser. Our initial portfolio was comprised of a portion of the loans to middle-market companies that were originated over the previous three years by the Stellus Capital Management investment team during their time with the D. E. Shaw group and were selected for our initial portfolio because they are similar to the type of investments we originate. Our initial portfolio included middle-market loans that had an internal risk rating of 2 or better (e.g., investments that were performing at or above expectations and whose risks were neutral or favorable compared to the expected risk at the time of the original investment).

Subsequent to November 7, 2012 and through December 31, 2012, we made $67.5 million of investments in 7 new portfolio companies and none for existing portfolio companies.

Subsequent to November 7, 2012 and through December 31, 2012, we received $66.5 million in proceeds principally from prepayments of our investments and the paydown and amortization of certain other investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our investments at fair value as December 31, 2012:

Investment Rating	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—	—
2	195.5	100	15
3	—	—	—
4	—	—	—
5	—	—	—
Total	$195.5	100	15

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2012, we had no loans on non-accrual.

Results of Operations

We commenced operations on November 7, 2012 in connection with our acquisition of a $194.4 million investment portfolio from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management serves as a non-discretionary sub-adviser. Prior to November 7, 2012, our activity was limited to activities relating to our IPO.

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

From Inception (May 18, 2012) through December 31, 2012

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Investment income for the period from May 18, 2012 through December 31, 2012 totaled $3.7 million of interest income.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
•	transfer agent and custodial fees;
•	out-of-pocket fees and expenses associated with marketing efforts;
•	federal and state registration fees and any stock exchange listing fees;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•	direct costs, such as printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
•	other expenses incurred by Stellus Capital Management or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses totaled $2.4 million for the period from Inception through December 31, 2012 and consisted of base management fees, administrator expenses, fees related to the Bridge Facility and the Credit Facility, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fee for the period from Inception through December 31, 2012 was $0.5 million, as provided for in the investment advisory agreement.

Professional fees for the period from Inception through December 31, 2012 totaled $0.7 million and primarily related to the legal and other expenses incurred by us in connection with the completion of our IPO and the closing of the Bridge Facility and the Credit Facility. For the period from Inception through December 31, 2012, fees and expenses related to the Bridge Facility and the Credit Facility, including interest and amortization of deferred financing costs, were $0.6 million.

Net Investment Income

For the period from Inception through December 31, 2012, net investment income was $1.3 million, or $0.11 per common share (based on 12,035,023 common shares outstanding at December 31, 2012).

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We did not recognize any realized gains or losses on our investments during the period from Inception through December 31, 2012.

Net Change in Unrealized Appreciation of Investments and Cash Equivalents

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents totaled $5,932 for the period from Inception through December 31, 2012.

Net Increase in Net Assets Resulting from Operations

For the period from Inception through December 31, 2012, net increase in net assets resulting from operations totaled $1.3 million, or $0.11 per common share (based on 12,035,023 common shares outstanding at December 31, 2012).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $164.4 million for the period from Inception through December 31, 2012, primarily in connection with the purchase of investments, including the initial investment portfolio we acquired immediately prior to our IPO from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management serves as a non-discretionary sub-adviser. Our financing activities provided cash of $226.5 million primarily from our IPO and borrowings under the Credit Facility.

Our liquidity and capital resources are derived from the Credit Facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith.

In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2012, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We were in compliance with the asset coverage at all times during the period and at 12/31/12 our asset coverage ratio was 309%.

As of December 31, 2012, we had cash of $12.1 million and United States Treasury securities of $50.0 million.

Credit Facility

The Credit Facility is a syndicated multi-currency facility and provides for borrowings up to $115 million and matures in November 2016. As of December 31, 2012, we had $38.0 million of borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are generally to bear interest at LIBOR plus 3.00%. The Credit Facility size may be increased up to $150 million, subject to certain conditions, with additional new lenders or through an increase in commitments of current lenders. The Credit Facility is a four-year revolving facility secured by substantially all of our investment portfolio assets. The Credit Facility contains affirmative and restrictive covenants, including but not limited to maintenance of a minimum shareholders’ equity amount and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0. In addition to the asset coverage ratio described in the preceding sentence, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that apply different advance rates to different types of assets in our portfolio. We have also generally agreed under the terms of the Credit Facility not to incur any additional secured indebtedness. In addition, we have agreed not to incur any additional unsecured indebtedness that has a maturity date prior to the maturity date of the Credit Facility. Furthermore, the Credit Facility contains a covenant requiring us to maintain compliance with RIC provisions at all times, subject to certain remedial provisions.

Other

We intend to apply for a license to form a SBIC subsidiary; however, the application is subject to approval by the SBA and we can make no assurances that the SBA will approve our application. The SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements. SBA guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us, and we believe therefore would represent an attractive source of debt capital.

Contractual Obligations

As of December 31, 2012, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2013	2014	2015	2016	2017	2018 and thereafter
	(dollars in thousands)
Credit facility payable	$38,000				$38,000
Short-term loan	$45,000	$45,000
Administrative service expense	$880	$420	$460
Total	$83,880	$45,420	$460	$38,000	$0	$0	$0

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of $2 million of unfunded commitments, which was comprised of $2 million to provide debt financing to one of our portfolio companies.

Regulated Investment Company Status and Dividends

We intend to elect to be treated as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in Credit Facility. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Recent Accounting Pronouncements

See Note 1 to the financial statements for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the financial statements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the financial statements.

Valuation of portfolio investments

As a business development company, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once each quarter. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board of directors uses the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because there is not a readily available market for substantially all of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with our senior management and Stellus Capital Management;
•	The audit committee of our board of directors then reviews these preliminary valuations;

•	At least once each quarter, the valuation for each portfolio investment is reviewed by an independent valuation firm; and
•	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management, the independent valuation firm and the audit committee.

Revenue recognition

We record interest income on an accrual basis to the extent it is deemed collectible. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on the ex-dividend date.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the period since Inception (May 18, 2012) through December 31, 2012, 40%, or 9 of the loans in our portfolio bore interest at floating rates. Seven of these 9 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2012, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $15 thousand due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the period since Inception (May 18, 2012) through December 31, 2012, we did not engage in hedging activities.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stellus Capital Investment Corporation

We have audited the accompanying statement of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) (the “Company”), including the schedule of investments as of December 31, 2012, and the related statements of operations, changes in net assets, and cash flows for the period from inception (May 18, 2012) through December 31, 2012 and the financial highlights (see Note 8) for the period from inception (May 18, 2012) through December 31, 2012. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2012, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Stellus Capital Investment Corporation as of December 31, 2012, and the results of its operations and its cash flows for the period from inception (May 18, 2012) through December 31, 2012 and the financial highlights for the period from inception (May 18, 2012) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP

Houston, Texas
March 11, 2013

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENT OF ASSETS AND LIABILITIES

December 31, 2012
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $195,455,671)	$195,451,256
Cash and cash equivalents	62,131,686
Interest receivable	2,573,831
Prepaid loan structure fees	1,947,820
Prepaid expenses	438,384
Total Assets	262,542,977
LIABILITIES
Payable for investments purchased	4,750,000
Credit facility payable	38,000,000
Short-term loan	45,000,943
Base management fees payable	527,034
Accrued offering costs	147,123
Interest payable	66,477
Other accrued expenses and liabilities	205,445
Total Liabilities	88,697,022
Net Assets	$173,845,955
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,035,023 shares issued and outstanding)	$12,035
Paid-in capital	174,714,838
Distributions in excess of net investment income	(874,986)
Unrealized depreciation on investments and cash equivalents	(5,932)
Net Assets	$173,845,955
Total Liabilities and Net Assets	$262,542,977
Net Asset Value Per Share	$14.45

See Notes to Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENT OF OPERATIONS

For the Period from Inception (May 18, 2012) through December 31, 2012
INVESTMENT INCOME
Interest income	$3,696,432
Total Investment Income	3,696,432
OPERATING EXPENSES
Management fees	527,034
Valuation fees	184,500
Administrative services expenses	103,482
Professional fees	734,365
Directors' fees	109,439
Insurance expense	79,279
Interest expense and other fees	282,629
Credit facility fees	317,594
Other general and administrative expenses	53,754
Total Operating Expenses	2,392,076
Net Investment Income	1,304,356
Net Change in Unrealized Depreciation on Investments and Cash Equivalents	(5,932)
Net Increase in Net Assets Resulting from Operations	$1,298,424
Net Investment Income Per Share	$0.11
Net Increase in Net Assets Resulting from Operations Per Share	$0.11
Shares of Common Stock Outstanding	12,035,023

See Notes to Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENT OF CHANGES IN NET ASSETS

For the period from Inception (May 18, 2012) through December 31, 2012
Increase in Net Assets Resulting from Operations
Net investment income	$1,304,356
Net change in unrealized depreciation on investments and cash equivalents	(5,932)
Net Increase in Net Assets Resulting from Operations	1,298,424
Stockholder distributions
Distributions from net investment income	(2,179,342)
Capital share transactions
Issuance of common stock	180,409,145
Reinvestments of stockholder distributions	112,948
Sales load	(4,959,720)
Offering costs	(835,500)
Net increase in net assets resulting from capital share transactions	174,726,873
Total increase in net assets	173,845,955
Net assets at beginning of period	—
Net assets at end of period	$173,845,955

See Notes to Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENT OF CASH FLOWS

For the period from Inception (May 18, 2012) through December 31, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,298,424
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(232,708,419)
Proceeds from sales and repayments of investments	66,458,112
Net change in unrealized depreciation on investments	4,415
Increase in investments due to PIK	(18,044)
Accretion of discount	(28,175)
Increase in interest receivable	(2,573,831)
Increase in prepaid expenses and fees	(2,386,204)
Increase in payable for investments purchased	4,750,000
Increase in management fees payable	527,034
Increase in interest payable	66,477
Increase in other accrued expenses and liabilities	205,445
Net cash used in operating activities	(164,404,766)
Cash flows from financing activities
Net proceeds from common shares issued	151,250,000
Borrowings on bridge note	156,000,000
Payments on bridge note	(156,000,000)
Sales load	(4,959,720)
Offering costs paid	(688,377)
Stockholder distributions paid	(2,066,394)
Borrowings under credit facility	38,000,000
Borrowings under short term loan	45,000,943
Net cash provided by financing activities	226,536,452
Net increase in cash and cash equivalents	62,131,686
Cash and cash equivalents balance at beginning of period	—
Cash and cash equivalents balance at end of period	$62,131,686
Non-cash items
Purchase of portfolio companies through the issuance of common stock	$29,159,145
Accrued deferred offering costs	147,123
Common stock issued in connection with dividend reinvestments	112,948

See Notes to Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

Investments	Headquarters/ Industry	Principal Amount/ Shares	Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments
Aderant North America Inc.	Atlanta, GA
Term Loan-Second Lien, Prime + 7.75%, due 6/20/2019(2)	Services: Business	$1,500,000	$1,477,622	$1,477,622	0.85%
Ascend Learning, Inc.	Burlington, MA
Term Loan-Second Lien, Euro + 10.00%, Euro 1.50%, due 12/6/2017(2)	High Tech Industries	$10,000,000	10,000,000	10,000,000	5.75%
ATX Networks	West Ajax, Ontario
Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(2)(3)(4)	High Tech Industries	$20,778,456	20,778,456	20,778,456	11.95%
Baja Broadband, LLC	Fort Mill, SC
Term Loan-Second Lien, L + 11.00%, LIBOR 1.50%, due 12/20/2017(2)	Media: Broadcasting & Subscription	$15,000,000	15,000,000	15,000,000	8.63%
Binder and Binder	Hauppauge, New York
Senior Subordinated Note-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(3)	Services: Business	$13,000,000	13,000,000	13,000,000	7.48%
Blackhawk Mining, LLC	Lexington, KY
Term Loan-First Lien, 12.50%, due 10/5/2016(7)	Metals & Mining	$5,000,000	4,535,714	4,535,714	2.61%
Common Shares, Class B(5)(6)		36 shares	214,286	214,286	0.12%
Total			4,750,000	4,750,000	2.73%
Eating Recovery Center, LLC	Denver, CO
Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 12/28/2018(2)(3)		$18,400,000	18,032,633	18,032,633	10.37%
Common Shares, Series A(5)	Healthcare & Pharmaceuticals	86,667 shares	1,500,000	1,500,000	0.86%
Total			19,532,633	19,532,633	11.23%
Holley Performance Products	Bowling Green, KY
Term Loan-First Lien, Prime + 6.00%, Prime 3.50%, due 11/30/2017(2)	Automotive	$12,500,000	12,345,646	12,345,646	7.10%
Refac Optical Group(8)	Blackwood, NJ
Term A Loan-First Lien, L + 7.50%, LIBOR 0.2077%, due 3/23/2016(2)	Retail	$3,780,408	3,780,408	3,780,408	2.18%
Term B Loan-First Lien, L + 8.50%, LIBOR 0.2077%, 1.75% PIK, due 3/23/2016(2)(3)		$6,098,781	6,098,781	6,098,781	3.51%
Total			9,879,189	9,879,189	5.69%
Securus Technologies Holdings	Dallas, TX
Term Loan-Second Lien, Euro + 9.00%, Euro 1.75%, due 6/1/2018(2)	Telecommunications	$12,000,000	12,119,671	12,120,000	6.97%
Snowman Holdings, LLC	Lebanon, IN
Term Loan-Unsecured, 11.00% cash, 2.00% PIK, due 1/11/2017(3)	Transportation: Cargo	$8,969,955	8,969,955	8,969,955	5.16%
SPM Capital, LLC	Stamford, CT
Term Loan-First Lien, Euro + 5.50%, Euro 1.50%, due 10/31/2017(2)	Capital Markets	$7,500,000	7,351,604	7,351,604	4.23%

See Notes to Financial Statements.

Investments	Headquarters/ Industry	Principal Amount/ Shares	Cost	Fair Value(1)	% of Net Assets
Sportsmans Warehouse Holdings, Inc.	Midvale, UT
Term Loan-First Lien, L + 7.00%, LIBOR 1.50%, due 11/13/2018(2)	Retail	$10,000,000	9,902,063	9,902,062	5.70%
Studer Group, LLC (The)	Gulf Breeze, FL
Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 3/29/2017(3)	Services: Business	$16,639,880	16,639,880	16,639,880	9.57%
Woodstream Corp.	Lititz, PA
Subordinated Debt-Unsecured, 12.00%, due 2/27/2015(2)	Consumer Goods: Non-Durable	$3,017,977	2,910,987	2,906,244	1.67%
Woodstream Group, Inc.	Lititz, PA
Senior Subordinated Note-Unsecured, 12.00%, due 2/27/2015	Consumer Goods: Non-Durable	$31,982,023	30,797,965	30,797,965	17.72%
Total Non-controlled, non-affiliated investments			$195,455,671	$195,451,256	112.43%
LIABILITIES IN EXCESS OF OTHER ASSETS				(21,605,301)	(12.43%)
NET ASSETS				$173,845,955	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Coupon is subject to Prime and LIBOR floors.
(3)	Represents a payment-in-kind security which pays a portion of interest in additional par.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)	Security is non-income producing.
(6)	Common shares position will settle after December 31, 2012.
(7)	The loan will settle after December 31, 2012.
(8)	This instrument also includes an undrawn revolving loan commitment in an amount not to exceed $2,000,000, an interest rate of Libor plus 7.5%, and a maturity of March 23, 2016. This investment is accruing an unused fee of 0.50% per annum.

Abbreviation Legend
 PIK — Payment-In-Kind

See Notes to Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified management investment company. The Company intends to elect to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and as a regulated investment company (“RIC”) for U.S. federal income tax purposes. The Company’s investment activities are managed by Stellus Capital Management, LLC (“Stellus Capital”) also “the (Advisor)”

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. Through its initial public offering the Company sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. As of December 31, 2012 the Company has raised $180,409,145 including (i) the Offering proceeds (ii) $500,010 of seed capital contributed by Stellus Capital, (iii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital, and (iv) $29,159,145 in connection with the acquisition of the Company’s initial portfolio. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

Immediately prior to the pricing of the Offering the Company acquired its initial portfolio of assets for $165,235,169 in cash and $29,159,145 in shares of the Company’s common stock, or $194,394,314 in total. The cash portion of the acquisition of the initial portfolio was financed by (i) borrowing $152,485,179 under a credit facility (“Bridge Facility”) with Sun Trust and (ii) using the $12,749,990 of proceeds received in connection with the private placement. The Bridge Facility had a maturity date of not more than 7 days after the pricing date of the Offering. Borrowings under the Bridge Facility bore interest at the highest of (i) a prime rate, (ii) the Federal Funds Rate plus 0.50% and (iii) Libor plus 1.00%. The Company used the net proceeds from the Offering together with borrowings under the Company’s credit facility (see Note 9) to repay in full the outstanding indebtedness under the Bridge Facility, at which point the Bridge Facility terminated.

The Company’s investment objective is to achieve a consistent payment of cash dividends and to maximize capital appreciation. The Company will seek to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity co-investment. It expects to source investments primarily through the extensive network of relationships that the principals of its investment adviser has developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments.

The accounting records of the Company are maintained in U.S. dollars.

Portfolio Investment Classification

The Company classifies its portfolio investments with the requirements of the 1940 Act, (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

rights to maintain greater than 50% of the board representation, and (c) “Non-controlled, non-affiliate investments are defined as investments that are neither Control Investments nor Affiliate Investments.

Cash and Cash Equivalents

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end, temporarily drawing down on the Credit Facility (see footnote 9), or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. On December 28, 2012, we purchased $50 million of U.S. Treasury Bills with a 30 day maturity on margin using $5 million in cash and the proceeds from a $45 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 1%. On January 2, 2013, we sold the Treasury Bills, repaid the $45 million loan from Raymond James and received back the $5 million margin payment (net of fees and expenses of $8,943).

Use of Estimates

The preparation of the statement of assets and liabilities in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Investments

As a business development company, the Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by the board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although the Company will also engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once quarterly. Investments purchased within 60 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

In following these approaches, the types of factors that will be taken into account in fair value pricing investments will include, as relevant, but not be limited to:

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

•	available current market data, including relevant and applicable market trading and transaction comparables;
•	applicable market yields and multiples;
•	security covenants;
•	call protection provisions;
•	information rights;
•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
•	comparisons of financial ratios of peer companies that are public;
•	comparable merger and acquisition transactions; and
•	the principal market and enterprise values.

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Revenue Recognition

We record interest income on an accrual basis to the extent they are deemed collectible. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on the ex-dividend date.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Investment Transaction Costs

Costs associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Payable for Unsettled Securities Transaction

Payable for unsettled securities transaction relates to the purchase of the Blackhawk Mining, LLC term loan and Blackhawk Mining, LLC common shares that were unsettled at December 31, 2012, and settled subsequent to year-end.

U.S. Federal Income Taxes

The Company intends to elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. As a part of maintaining RIC status, dividends pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year provided such dividends are declared prior to the filing of the Company’s federal income tax return. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

As of December 31, 2012 the Company had no undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

The Company has estimated its taxable income for the period from Inception through December 31, 2012 to be approximately $2.4 million which reflects book/tax differences of approximately $1.1 million related to non-recurring expenses that are expensed for book purposes but deferred and amortized over 15 years for tax purposes. The Company declared and paid a dividend of $2.2 million in December 2012 leaving approximately $0.2 million of undistributed ordinary income at December 31, 2012. The Company expects to distribute the remaining amount to shareholders prior to the filing of its federal income tax return. The Company’s taxable income for 2012 is an estimate and will not be finally determined until the Company files its 2012 tax return. Therefore, the final taxable income and the taxable income earned in 2012 and carried forward for distribution in 2013 may be different than this estimate.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2012 federal tax year for the Company remains subject to examination by the Internal Revenue Service.

As of December 31, 2012, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the year ended December 31, 2012.

Organization Costs, Offering Costs and Sales Load

Organization costs include costs relating to the formation and incorporation of the business. These costs were expensed as incurred. For the period from Inception through December 31, 2012, the Company has incurred and expensed organization costs of $690,114. Offering costs include legal fees and other costs pertaining to the initial public offering. These costs have been offset against capital proceeds from the public offerings. For the period from Inception through December 31, 2012, these costs amount to $835,500. Sales

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

load represents the underwriting discounts and commissions related to the initial public offering. For the period from Inception through December 31, 2012 sales load totaled $4,959,720.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with Stellus Capital Management (Advisor). Pursuant to this agreement, the Company has agreed to pay to Stellus Capital Management a base annual fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an annual incentive fee consisting of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and is subject to a “catch-up” feature.

The second part is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory agreement, as of the termination date) and equals 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. The incentive fee is subject to a total return requirement of 20%. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee.

Stellus Capital Management has agreed to waive its incentive fee for the years ending December 31, 2012 and December 31, 2013 to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering. Stellus Capital earned $527,034 in base management fees and no incentive fees for the period from Inception through December 31, 2012.

As of December 31, 2012, the Company was not due any amount from Stellus Capital for reimbursement of expenses paid for by the Company that were the responsibility of Stellus Capital. Any such amounts due to the Company would be included in the Statement of Assets and Liabilities.

As of December 31, 2012, the Company owed one director $29,452 for unpaid director fees.

As agreed to in the Amended and Restated Side Agreement made and entered into as of November 12, 2012 by and between Stellus Capital Management, LLC (the “Advisor”) and Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated, the Advisor has agreed to pay on behalf of the Company, 2.41% of the 6% Underwriters sales load, or $3,320,280 in total. Of this amount, $1,940,280 was paid on November 14, 2012 and the remaining $1,380,000 is due in equal, quarterly installments beginning March 31, 2013.

Administration Agreement

The Company entered into an administration agreement with Stellus Capital Management pursuant to which Stellus Capital Management will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital Management will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. There were $62,716 of such costs incurred under the Administration Agreement for the period from Inception through December 31, 2012, and are included in Administrative Services Expenses.

Indemnifications

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the investment advisory agreement, Stellus Capital Management and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Stellus Capital Management’s services under the investment advisory agreement or otherwise as our investment adviser.

NOTE 3 — DISTRIBUTIONS

The Company intends to make quarterly distributions of available income to its stockholders. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually. The quarterly stockholder distributions, if any, will be determined by the board of directors. Any stockholder distribution to stockholders will be declared out of assets legally available for distribution. The amount of the initial distribution equates to an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with the Offering ($15.00 per share).

The following table reflects the distributions that the Company has declared and paid on its common stock through December 31, 2012:

	Distribution
	Per Share	Amount
Ordinary income	$0.181	$2,179,342

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital Management. Of the total distributions made to shareholders through December 31, 2012, $2,066,394 were made in cash and the remainder in shares.

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE

In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management.

The Company considers whether the volume and level of activity for the asset or liability have significantly decreased and identifies transactions that are not orderly in determining fair value. Accordingly, if the Company determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

At December 31, 2012, the Company had investments in 15 portfolio companies. The total cost and fair value of the 20 positions were $195,455,671 and $195,451,256, respectively. The composition of our investments as of December 31, 2012 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$44,014,214	$44,014,214
Senior Secured – Second Lien	38,597,293	38,597,622
Unsecured Debt	111,129,878	111,125,134
Equity	1,714,286	1,714,286
Total Investments	$195,455,671	$195,451,256

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2012, the Company had one such investment which was a revolving loan agreement, with an aggregate unfunded commitment of $2,000,000. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$44,014,214	$44,014,214
Senior Secured – Second Lien	—	12,120,000	26,477,622	38,597,622
Unsecured Debt	—	—	111,125,134	111,125,134
Equity	—	—	1,714,286	1,714,286
Total Investments	0	$12,120,000	$183,331,256	$195,451,256

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the period from Inception through December 31, 2012 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Purchases of investments	97,066,024	16,477,500	124,507,797	1,714,286	239,765,607
Sales and Redemptions	(53,057,372)	—	(13,400,740)	—	(66,458,112)
Change in unrealized depreciation included in earnings	—	—	(4,744)	—	(4,744)
Accretion of discount	5,562	122	22,821	—	28,505
Transfer from Level 2		10,000,000			10,000,000
Transfer to Level 2	—	—	—	—	—
Fair value at end of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2012	$—	$—	$(4,744)	$—	$(4,744)

During the period from Inception through December 31, 2012, there was one transfer from Level 2 to Level 3.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Pennsylvania	$33,708,952	$33,704,209	17.24%
Canada	20,778,456	20,778,456	10.63%
Colorado	19,532,633	19,532,633	9.99%
Kentucky	17,095,646	17,095,646	8.75%
Florida	16,639,880	16,639,880	8.51%
New York	13,000,000	13,000,000	6.65%
Texas	12,119,671	12,120,000	6.20%
Massachusetts	10,000,000	10,000,000	5.12%
South Carolina	15,000,000	15,000,000	7.67%
Utah	9,902,063	9,902,062	5.07%
New Jersey	9,879,189	9,879,189	5.05%
Indiana	8,969,955	8,969,955	4.59%
Connecticut	7,351,604	7,351,604	3.76%
Georgia	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Consumer Goods: Non-Durable	$33,708,952	$33,704,209	17.24%
High Tech Industries	30,778,456	30,778,456	15.75%
Retail	19,781,252	19,781,252	10.12%
Healthcare & Pharmaceuticals	19,532,633	19,532,633	9.99%
Services: Business	16,639,880	16,639,880	8.51%
Media: Broadcasting & Subscription	15,000,000	15,000,000	7.67%
Services: Business	13,000,000	13,000,000	6.65%
Automotive	12,345,646	12,345,646	6.32%
Telecommunications	12,119,671	12,120,000	6.20%
Transportation: Cargo	8,969,955	8,969,955	4.59%
Capital Markets	7,351,604	7,351,604	3.76%
Metals & Mining	4,750,000	4,750,000	2.43%
Services: Business	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

The following table provides quantitative information about the Company’s level 3 fair value measurements as of December 31, 2012:

Description:	Fair Value	Valuation Technique		Unobservable Inputs		Range (Average)(1)(3)
First lien debt	$44,014,214	Income/Market approach	(2)	HY credit spreads, Risk free rates, credit quality	(3)	-.22% to .11% (-.12%)
Second lien debt	$26,477,622	Income/Market approach		HY credit spreads, Risk free rates, credit quality		-.49% to -.18% (-.30%)
Unsecured debt	$111,125,134	Income/Market approach		HY credit spreads, Risk free rates, credit quality		-.31% to .03% (-.20%)
Equity investments	$1,714,286	Market approach	(4)	Underwriting multiple/EBITDA Multiple		5x to 12x
Total Long Term Level 3 Investments	$183,331,256

(1)	Weighted average based on fair value as of December 31, 2012.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan's yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay's high yield indexes, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant increases (decreases) in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the most negative change in the HY spreads and risk free rates between the date a loan closed and the valuation date was -.22% (22 basis points) and the largest position change was .11%. The average of all changes was -.12%.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(4)	The primary significant unobservable input used in the fair value measurement of the Company's equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

The Company issued 12,035,023 shares of common stock during the period from Inception through December 31, 2012. The proceeds raised, the related sales load, the offering expenses and the prices at which these shares were issued are as follows:

Issuance of Common Stock	Number of Shares	Gross Proceeds	Sales Load	Offering Expenses	Offering Price
September 30, 2012	100	$500,010	$—	$—	$5,000.10
October 25, 2012(1)	33,234	—	—	—	—
November 2, 2012(2)	849,999	12,749,990	—	—	15.00
November 7, 2012(3)	1,943,943	29,159,145	—	—	15.00
November 7, 2012	9,200,000	138,000,000	4,959,720	835,500 (4)	15.00
December 28, 2012(5)	7,747	112,948	—	—	14.58
Total	12,035,023	$180,522,093	$4,959,720	835,500

(1)	Stock dividend of 33,234 shares issued on October 25, 2012 to stockholders of record on October 22, 2012. Results in average price per share of $15.00.
(2)	Issued in connection with the private placement on November 2, 2012
(3)	Issued in connection with the purchase and sale agreement with D.E. Shaw Direct Capital Portfolios, L.L.C dated November 2, 2012.
(4)	Includes $147,123 of offering expenses that were accrued on December 31, 2012.
(5)	Issued in connection with stockholder distribution reinvestment.

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the period from Inception through December 31, 2012.

For the period from May 18, 2012 (Inception) through December 31, 2012
Net increase in net assets resulting from operations	$1,298,424
Average common shares(1)	12,035,023
Basic and diluted earnings per common share	$0.11

(1)	Average common shares for the period from Inception through December 31, 2012 represents the 12,035,023 shares outstanding at December 31, 2012.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is currently not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the period from Inception (May 18, 2012) through December 31, 2012
Per Share Data:(1)
Net asset value at beginning of period	$15.00
Issuance of common shares(2)	—
Reinvestments of stockholder distributions	0.01
Sales load	(0.41)
Offering costs	(0.07)
Net investment income	0.11
Change in unrealized depreciation	(0.01)
Total from investment operations	0.10
Stockholder distributions	(0.18)
Net asset value at end of period	$14.45
Per share market value at end of period	$16.38
Total return based on market value(3)	10.48%
Shares outstanding at end of period(6)	12,035,023
Ratio/Supplemental Data:
Net assets at end of period	$173,845,955
Average net assets(4)	$173,845,955
Annualized ratio of operating expenses to net assets(4)	5.50%
Annualized ratio of net investment income to net assets(4)	4.99%
Portfolio Turnover(5)	35%

(1)	Financial highlights are based on shares outstanding as of December 31, 2012.
(2)	Issuance of common shares is based on the weighted average offering price for the shares issued during the period.
(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period. The total returns are not annualized.
(4)	Financial Highlights for periods of less than one year are annualized and the ratio of operating expenses to average net assets and net investment income to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from Inception through December 31, 2012, the Company incurred $1,123,518 of non-recurring expenses. Average net assets for the period from Inception through December 31, 2012, are determined to be net assets at December 31, 2012.
(5)	Calculated as payoffs divided by average portfolio balance using the periods 11/7/12, 11/30/12, and 12/31/12.
(6)	Represents the shares outstanding at December 31, 2012.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 9 — CREDIT FACILITY

On November 7, 2012 the Company entered into a $156,000,000 credit facility (the “Bridge Facility”) with SunTrust Bank in order to acquire the initial portfolio. To secure the Bridge Facility and certain rights and obligations under the purchase agreement for the initial portfolio, the parties entered into certain pledge and/or escrow arrangements which were pending the completion of the initial offering. Such arrangements terminated upon completion of the initial offering and were replaced by the pledge and security arrangements entered into in connection with the Credit Facility described below. The Company acquired the initial portfolio for $165,235,169 in cash and $29,159,145 in shares of the Company’s common stock based on the initial public offering price of $15.00 per share, or $194,394,314 in total. The Company financed the cash portion of the acquisition of the initial portfolio by (i) borrowing $152,485,179 under the Bridge Facility and (ii) using the $12,749,990 of proceeds received in connection with the sale of shares of our common stock in a private placement transaction to certain purchasers, including persons and entities associated with Stellus Capital, at a purchase per share equal to the initial public offering price per share. The outstanding borrowings under the Bridge Facility were repaid in full with the proceeds from the initial public offering and the facility matured on November 16, 2012 at which point it was terminated. Borrowings under the Bridge Facility accrued interest at the highest of (i) a prime rate, (ii) the Federal Funds rate plus 0.50% and (iii) LIBOR plus 1.00%. The Company recorded and paid interest expense of $85,904 in total, which included $83,115 of interest and $2,780 of escrow and legal fees for the period ended December 31, 2012. The Company incurred and expensed costs of $250,000 in connection with obtaining the Bridge Facility, which the Company has recorded as loan origination fees on the statement of operations for the period ended December 31, 2012.

On November 7, 2012, the Company entered into a revolving credit facility, or (the “Credit Facility”), with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility provides for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. The exercise of the accordion will require sufficient borrowing base and additional commitments from the existing lender group and/or new lenders.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash, but excluding short term investments.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 3.00% with no LIBOR floor or (ii) 2.00% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 12, 2016.

As of December 31, 2012, $38,000,000 was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. As of December 31, 2012, $1,947,820 of such prepaid loan structure fees have yet to be amortized.

For the period since Inception (May 18, 2012) the effective interest rate under the Credit Facility was approximately 3.6% (approximately 5.4% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears and commenced November 30, 2012. The Company recorded interest expense of $187,725 for the period ended December 31, 2012, of which $61,264 related to commitment fees on the unused portion of the Credit Facility and $6,712 related to other loan fees. The Company paid $58,090 in interest expense for the period ended December 31, 2012. The average borrowings under the Credit Facility for the period ended December 31, 2012 were $24,979,592.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 10 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the results of operations for the period Inception through December 31, 2012. This information was derived from the Company's audited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Total Investment Income (Loss)		Net Investment Income (Loss)		Net Unrealized Depreciation		Net Increase in Net Assets from Operations
Period Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
June 30, 2012	$(126,628)	n/a	$(126,628)	n/a	—	n/a	$(126,628)	n/a
September 31, 2012	$(264,993)	$(2,650)	$(264,993)	$(2,650)	—	—	$(264,993)	$(2,650)
December 31, 2012(2)	$3,696,432	$0.30	$1,304,356	$0.11	$(5,932)	$—	$1,298,424	$0.11

(1)	Per share amounts are calculated using shares outstanding during the period.
(2)	For the period from Inception through December 31, 2012.

NOTE 11 — SUBSEQUENT EVENTS

Investment Portfolio

Since December 31, 2012, we made investments totaling $21.4 million in three new portfolio companies which brings the investment portfolio to $217 million and the average investment per company to $12 million.

Credit Facility

The outstanding balance under the Credit Facility as of March 5, 2013 was $46 million due to additional borrowings subsequent to year end in order to fund new investments.

Dividend declared

On March 7, 2013, our board of directors declared a dividend of $0.34 per share payable on March 28, 2013 to shareholders of record as of March 21, 2013.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with Grant Thornton LLP, the Company’s independent registered public accounting firm for the period from Inception through December 31, 2012.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item 9B.  Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company(Incorporated by reference to Exhibit (j) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012)
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012)
10.7	Form of Purchase Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
10.8	Form of Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
10.9	Form of Guarantee and Security Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
10.10	Form of Senior Secured Term Credit Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
10.11	Form of Security Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
10.12	Form of Letter Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. 86 TABLE OF CONTENTS
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLUS CAPITAL INVESTMENT CORPORATION

Date: March 11, 2013	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President
Date: March 11, 2013	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 11, 2013	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 11, 2013	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 11, 2013	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 11, 2013	/s/ Joshua T. Davis Joshua T. Davis Director
Date: March 11, 2013	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 11, 2013	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 11, 2013	/s/ Paul Keglivic Paul Keglivic Director
Date: March 11, 2013	/s/ William C. Repko William C. Repko Director