Form 10-Q
period 2013-03-31
Stellus Capital Investment Corp
filed 2013-05-09
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35730

STELLUS CAPITAL INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-0937320
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Post Oak Parkway, Suite 2200
Houston, Texas 77027

(Address of Principal Executive Offices) (Zip Code)

(713) 292-5400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 8, 2013 was 12,050,272.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENT OF ASSETS AND LIABILITIES

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $202,738,440 and $195,455,671, respectively)	$203,905,313	$195,451,256
Cash and cash equivalents	35,045,836	62,131,686
Interest receivable	3,469,474	2,573,831
Prepaid loan structure fees	1,823,668	1,947,820
Prepaid expenses	344,407	438,384
Total Assets	$244,588,698	$262,542,977
LIABILITIES
Payable for investments purchased	$9,800,000	$4,750,000
Credit facility payable	35,000,000	38,000,000
Short-term loan	21,999,800	45,000,943
Base management fees payable	884,003	527,034
Incentive fees payable	683,140	—
Accrued offering costs	—	147,123
Interest payable	167,432	66,477
Other accrued expenses and liabilities	553,451	205,445
Total Liabilities	69,087,826	88,697,022
Net Assets	$175,500,872	$173,845,955
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,050,272 and 12,035,023 shares issued and outstanding, respectively)	$12,050	$12,035
Paid-in capital	174,929,530	174,714,838
Accumulated undistributed net realized gain	902,922	—
Distributions in excess of net investment income	(1,279,512)	(874,986)
Unrealized appreciation (depreciation) on investments and cash equivalents	935,882	(5,932)
Net Assets	$175,500,872	$173,845,955
Total Liabilities and Net Assets	$244,588,698	$262,542,977
Net Asset Value Per Share	$14.56	$14.45

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENT OF OPERATIONS (unaudited)

For the three months ended March 31, 2013
INVESTMENT INCOME
Interest income and fees	$6,446,440
Total Investment Income	6,446,440
OPERATING EXPENSES
Management fees	$884,003
Valuation fees	90,000
Incentive fees	683,140
Administrative services expenses	171,041
Professional fees	115,946
Directors' fees	89,000
Insurance expense	116,970
Interest expense and other fees	566,540
Other general and administrative expenses	42,418
Total Operating Expenses	$2,759,058
Net Investment Income	$3,687,382
Net Realized Gain on Investments and Cash Equivalents	$902,922
Net Change in Unrealized Appreciation on Investments and Cash Equivalents	$941,814
Net Increase in Net Assets Resulting from Operations	$5,532,118
Net Investment Income Per Share	$0.31
Net Increase in Net Assets Resulting from Operations Per Share	$0.46
Weighted Average Shares of Common Stock Outstanding	12,035,531

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENT OF CHANGES IN NET ASSETS (unaudited)

For the three months ended March 31, 2013
Increase in Net Assets Resulting from Operations
Net investment income	$3,687,382
Net realized gain on investments and cash equivalents	902,922
Net change in unrealized appreciation on investments and cash equivalents	941,814
Net Increase in Net Assets Resulting from Operations	$5,532,118
Stockholder distributions
Distributions from net investment income	$(4,091,908)
Capital share transactions
Issuance of common stock	$214,707
Net increase in net assets resulting from capital share transactions	$214,707
Total increase in net assets	1,654,917
Net assets at beginning of period	173,845,955
Net assets at end of period	$175,500,872

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENT OF CASH FLOWS (unaudited)

For the three months ended March 31, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,532,118
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(31,486,000)
Proceeds from sales and repayments of investments	25,227,431
Net change in unrealized appreciation on long-term investments	(940,288)
Increase in investments due to PIK	(265,426)
Accretion of discount	(84,027)
Net realized gain on investments	(905,747)
Changes in other assets and liabilities
Increase in interest receivable	(895,643)
Decrease in prepaid expenses and fees	218,129
Increase in payable for investments purchased	5,050,000
Increase in management fees payable	356,969
Increase in incentive fees payable	683,140
Increase in interest payable	100,955
Increase in other accrued expenses and liabilities	348,006
Net cash provided by operating activities	$2,939,617
Cash flows from financing activities
Offering costs paid	(147,123)
Stockholder distributions paid	(3,877,201)
Borrowings under credit facility	(3,000,000)
Borrowings under short-term loan	(23,001,143)
Net cash used in financing activities	(30,025,467)
Net decrease in cash and cash equivalents	(27,085,850)
Cash and cash equivalents balance at beginning of period	62,131,686
Cash and cash equivalents balance at end of period	$35,045,836
Non-cash items
Common Stock issued in connection with dividend reinvestments	$214,707

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)
MARCH 31, 2013

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments
Aderant North America, Inc. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 6/20/2019	Atlanta, GA / Services: Business	$1,500,000	$1,478,165	$1,530,000	0.87%
Ascend Learning, Inc. Term Loan-Second Lien, Euro + 10.00%, Euro floor 1.50%, due 12/6/2017	Burlington, MA / High Tech Industries	$10,000,000	10,000,000	10,043,800	5.72%
ATX Networks Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(2)(3)	West Ajax, Ontario / High Tech Industries	$20,885,811	20,885,811	20,885,811	11.90%
Baja Broadband, LLC Term Loan-Second Lien, L + 11.00%, LIBOR floor 1.50%, due 12/20/2017	Fort Mill, SC / Media: Broadcasting & Subscription	$15,000,000	15,000,000	15,231,000	8.68%
Binder and Binder Term Loan-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(2)	Hauppauge, New York / Services: Business	$13,000,000	13,000,000	13,000,000	7.41%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/9/2016	Lexington, KY / Metals & Mining	$5,000,000	4,555,089	4,555,089	2.60%
Common Shares, Class B(4)		36 shares	214,286	214,286	0.12%
Total			4,769,375	4,769,375	2.72%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018(2)	Denver, CO / Healthcare & Pharmaceuticals	$18,400,000	18,042,801	18,042,801	10.28%
Common Shares, Series A(4)		86,667 shares	1,500,000	1,500,000	0.86%
Total			19,542,801	19,542,801	11.14%
Grupo HIMA San Pablo, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/30/2018	San Juan, PR / Healthcare & Pharmaceuticals	$5,000,000	4,902,723	4,902,723	2.79%
Term Loan-Second Lien, 13.75%, due 7/30/2018		$4,000,000	3,804,212	3,804,212	2.17%
Total			8,706,935	8,706,935	4.96%
Holley Performance Products Term Loan-First Lien, Prime + 6.00%, Prime floor 3.50%, due 11/30/2017	Bowling Green, KY / Automotive	$12,500,000	12,351,708	12,351,708	7.04%
Refac Optical Group Term A Loan-First Lien, L + 7.50%, due 3/23/2016	Blackwood, NJ / Retail	$3,705,477	3,705,477	3,705,477	2.11%
Term B Loan-First Lien, L + 10.25%, 1.75% PIK, due 3/23/2016(2)		$6,110,459	6,110,459	6,110,459	3.48%
Total			9,815,936	9,815,936	5.59%
Securus Technologies Holdings Term Loan-Second Lien, Euro + 9.00%, Euro floor 1.75%, due 5/31/2018	Dallas, TX / Telecommunications	$12,000,000	12,115,584	12,360,000	7.04%
Snowman Holdings, LLC Term Loan-Unsecured, 11.00% cash, 2.00% PIK, due 1/11/2017(2)	Lebanon, IN / Transportation: Cargo	$9,016,300	9,016,300	9,016,300	5.14%
SourceHOV, LLC Term Loan-Second Lien, Euro + 9.25%, Euro floor 1.25%, due 4/29/2018(6)	Dallas, TX / Services: Business	$10,000,000	9,800,000	9,800,000	5.58%
SPM Capital, LLC Term Loan-First Lien, Euro + 5.50%, Euro floor 1.50%, due 10/31/2017	Stamford, CT / Healthcare & Pharmaceuticals	$7,462,500	7,320,996	7,462,500	4.25%
Sportsmans Warehouse Holdings, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 11/13/2018	Midvale, UT / Retail	$9,975,000	9,880,446	9,975,000	5.68%
Studer Group, LLC (The) Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 3/29/2017(2)	Gulf Breeze, FL / Services: Business	$16,724,929	$16,724,929	$16,724,929	9.53%

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Transaction Network Services, Inc. Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.00%, due 8/14/2020	Reston, VA / Services: Business	$3,000,000	2,955,536	2,955,536	1.68%
Varel International Energy Funding Corp. Term Loan-First Lien, L + 7.75%, LIBOR floor 1.50%, due 7/17/2017	Dallas, TX / Energy: Oil & Gas	$9,925,000	9,733,611	9,733,682	5.55%
Woodstream Group, Inc. Subordinated Debt-Unsecured, 11.00%, due 2/28/2017	Lititz, PA / Consumer Goods: Non-Durable	$862,279	834,658	862,279	0.49%
Woodstream Corp. Senior Subordinated Note-Unsecured, 11.00%, due 2/28/2017	Lititz, PA / Consumer Goods: Non-Durable	$9,137,721	8,805,649	9,137,721	5.21%
Total Non-controlled, non-affiliated investments			$202,738,440	$203,905,313	116.18%
LIABILITIES IN EXCESS OF OTHER ASSETS				(28,404,441)	(16.18%)
NET ASSETS				$175,500,872	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Represents a payment-in-kind security which pays a portion of interest in additional par.
(3)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(4)	Security is non-income producing.
(5)	This investment also includes an undrawn revolving loan commitment in an amount not to exceed $2,000,000, an interest rate of LIBOR plus 7.5%, and a maturity of March 23, 2016. This investment is accruing an unused fee of 0.50%.
(6)	The loan settled after March 31, 2013.

Abbreviation Legend
PIK — Payment-In-Kind

STELLUS CAPITAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments
Aderant North America Inc. Term Loan-Second Lien, Prime + 7.75%, due 6/20/2019	Atlanta, GA / Services: Business	$1,500,000	$1,477,622	$1,477,622	0.85%
Ascend Learning, Inc. Term Loan-Second Lien, Euro floor + 10.00%, Euro 1.50%, due 12/6/2017	Burlington, MA / High Tech Industries	$10,000,000	10,000,000	10,000,000	5.75%
ATX Networks Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(2)(3)	West Ajax, Ontario / High Tech Industries	$20,778,456	20,778,456	20,778,456	11.95%
Baja Broadband, LLC Term Loan-Second Lien, L + 11.00%, LIBOR 1.50%, due 12/20/2017	Fort Mill, SC / Media: Broadcasting & Subscription	$15,000,000	15,000,000	15,000,000	8.63%
Binder and Binder Senior Subordinated Note-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(2)	Hauppauge, New York / Services: Business	$13,000,000	13,000,000	13,000,000	7.48%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/9/2016(6)	Lexington, KY / Metals & Mining	$5,000,000	4,535,714	4,535,714	2.61%
Common Shares, Class B(4)(5)		36 shares	214,286	214,286	0.12%
Total			4,750,000	4,750,000	2.73%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018(2)	Denver, CO / Healthcare & Pharmaceuticals	$18,400,000	18,032,633	18,032,633	10.37%
Common Shares, Series A(4)		86,667 shares	1,500,000	1,500,000	0.86%
Total			19,532,633	19,532,633	11.23%
Holley Performance Products Term Loan-First Lien, Prime + 6.00%, Prime 3.50%, due 11/30/2017	Bowling Green, KY / Automotive	$12,500,000	12,345,646	12,345,646	7.10%
Refac Optical Group Term A Loan-First Lien, L + 7.50%, LIBOR 0.2077%, due 3/23/2016	Blackwood, NJ / Retail	$3,780,408	3,780,408	3,780,408	2.18%
Term B Loan-First Lien, L + 8.50%, LIBOR 0.2077%, 1.75% PIK, due 3/23/2016(2)		$6,098,781	6,098,781	6,098,781	3.51%
Total			9,879,189	9,879,189	5.69%
Securus Technologies Holdings Term Loan-Second Lien, Euro + 9.00%, Euro 1.75%, due 6/1/2018	Dallas, TX / Telecommunications	$12,000,000	12,119,671	12,120,000	6.97%
Snowman Holdings, LLC Term Loan-Unsecured, 11.00% cash, 2.00% PIK, due 1/11/2017(2)	Lebanon, IN / Transportation: Cargo	$8,969,955	8,969,955	8,969,955	5.16%
SPM Capital, LLC Term Loan-First Lien, Euro + 5.50%, Euro 1.50%, due 10/31/2017	Stamford, CT / Healthcare & Pharmaceuticals	$7,500,000	7,351,604	7,351,604	4.23%
Sportsmans Warehouse Holdings, Inc. Term Loan-First Lien, L + 7.00%, LIBOR 1.50%, due 11/13/2018	Midvale, UT / Retail	$10,000,000	9,902,063	9,902,062	5.70%
Studer Group, LLC (The) Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 3/29/2017(2)	Gulf Breeze, FL / Services: Business	$16,639,880	16,639,880	16,639,880	9.57%
Woodstream Group, Inc. Subordinated Debt-Unsecured, 12.00%, due 2/27/2015	Lititz, PA / Consumer Goods: Non-Durable	$3,017,977	2,910,987	2,906,244	1.67%
Woodstream Corp. Senior Subordinated Note-Unsecured, 12.00%, due 2/27/2015	Lititz, PA / Consumer Goods: Non-Durable	31,982,023	30,797,965	30,797,965	17.72%
Total Non-controlled, non-affiliated investments			$195,455,671	$195,451,256	112.43%
LIABILITIES IN EXCESS OF OTHER ASSETS				(21,605,301)	(12.43%)
NET ASSETS				$173,845,955	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Represents a payment-in-kind security which pays a portion of interest in additional par.
(3)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(4)	Security is non-income producing.
(5)	Common shares position settled after December 31, 2012.
(6)	The loan settled after December 31, 2012.
(7)	This instrument also includes an undrawn revolving loan commitment in an amount not to exceed $2,000,000, an interest rate of Libor plus 7.5%, and a maturity of March 23, 2016. This investment is accruing an unused fee of 0.50% per annum.

Abbreviation Legend
PIK — Payment-In-Kind

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and as a regulated investment company (“RIC”) for U.S. federal income tax purposes. The Company’s investment activities are managed by Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. Through its initial public offering the Company sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. As of March 31, 2013 the Company has raised $180,409,145 including (i) $500,010 of seed capital contributed by Stellus Capital, (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital, and (iii) $29,159,145 in connection with the acquisition of the Company’s initial portfolio. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

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

The Company’s investment objective is to achieve a consistent payment of cash dividends and to maximize capital appreciation. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. It sources investments primarily through the extensive network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

Portfolio Investment Classification

The Company classifies its portfolio investments with the requirements of the 1940 Act, (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.

Cash and Cash Equivalents

At March 31, 2013, cash balances totaling $9,796,055 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end, temporarily drawing down on the Credit Facility (see footnote 9). On March 31, 2013 we held $25,000,000 of U.S. Treasury Bills with a 15 day maturity purchased using $3,000,000 in margin cash and the proceeds from a $22,000,000 short term loan from Raymond James. The loan had an effective annual interest rate of approximately 1%. On April 1, 2013, we sold the remaining Treasury Bills, repaid the remainder of the loan from Raymond James and received back the $3 million margin payment (net of fees and expenses of $2,561).

On December 31, 2012, we held $50,000,000 of U.S. Treasury Bills with a 30 day maturity purchased using $5,000,000 in cash and the proceeds from a $45,000,000 short term loan from Raymond James. The loan had an effective annual interest rate of approximately 1%. On January 2, 2013, we sold the Treasury Bills, repaid the $45,000,000 loan from Raymond James and received back the $5,000,000 margin payment (net of fees and expenses of $8,943).

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

Investments

As a business development company, the Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by the board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although the Company will also engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once quarterly. Investments purchased within 60 days of quarter-end may be valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, will value each investment considering, among other

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on the ex-dividend date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Investment Transaction Costs

Costs that are material associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

Payable for Unsettled Securities Transaction

The Company records all investments on a trade date basis. Payable for unsettled securities transaction relates to the purchase of the SourceHOV, LLC term loan that was unsettled at March 31, 2013, and settled subsequent to period-end.

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

As of March 31, 2013 the Company had $685,572 of undistributed ordinary income and capital gains. The character of SCIC’s distributions is determined annually, based upon its taxable income for the full year and based upon distributions made for the full year. A determination of the character of distributions made on an interim basis may not be representative of the final determination based upon taxable income computed for the full year.

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

As of March 31, 2013, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2013.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no unvested shares as of March 31, 2013. As a result, there is no difference between diluted earnings per share and basic per share amounts.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with Stellus Capital. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital a base annual fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an annual incentive fee consisting of two parts. The first part of the annual incentive fee, which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and is subject to a “catch-up” feature.

The second part of the annual incentive fee is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory agreement, as of the termination date) and equals 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. The incentive fee is subject to a total return requirement of 20%. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee.

For the three months ended March 31, 2013, the Company incurred base management fees payable to the Advisor of $884,003.

For the three months ended March 31, 2012, the Company incurred $315,379 of incentive fees related to pre-incentive fee net investment income. As of March 31, 2013, $299,861 of such incentive fees are currently payable to the Advisor, as $15,518 of pre-incentive fee net investment income incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The second part of the incentive fee (the capital gains incentive fee) is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory agreement, as of the termination date). The capital gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). The total capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of March 31, 2013 and December 31, 2012 was $367,761 and

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

$0, respectively. The capital gains incentive fee related to realized gains payable to the Company’s Advisor under the investment management agreement as of March 31, 2013 and December 31, 2012 was $180,584 and $0, respectively.

With respect to the incentive fee related to unrealized gains, GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for capital gains incentive fees includes an amount related to unrealized capital appreciation of $187,176 and $0 as of March 31, 2013 and December 31, 2012, respectively. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods.

For the years ending December 31, 2012 and December 31, 2013, the Advisor has agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering.

As of March 31, 2013 and December 31, 2012, the Company was not due any amount from Stellus Capital for reimbursement of expenses paid for by the Company that were the responsibility of Stellus Capital. Any such amounts due to the Company would be included in the Statement of Assets and Liabilities.

As of March 31, 2013 and December 31, 2012, the Company owed its independent directors $89,000 and $29,452, respectively, in total for unpaid director fees.

As agreed to in the Amended and Restated Side Agreement made and entered into as of November 12, 2012 by and between Stellus Capital and Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated, Stellus Capital has agreed to pay on behalf of the Company, 2.41% of the 6% Underwriters sales load, or $3,320,280 in total. Of this amount, $1,940,280 was paid on November 14, 2012, $460,000 was paid on March 25, 2013 and the remaining $920,000 is due in equal installments on June 30, 2013 and September 30, 2013.

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

NOTE 3 — DISTRIBUTIONS

The Company intends to make quarterly distributions of available net investment income to its stockholders. The Company intends to distribute net capital gains (i.e., net capital gains in excess of net capital losses), if any, at least annually. The quarterly stockholder distributions, if any, will be determined by the board of directors. Any distribution to stockholders will be declared out of assets legally available for distribution.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 3 — DISTRIBUTIONS  – (continued)

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
December 7, 2012(1)	December 21, 2012	December 27, 2012	$0.18
March 7, 2013	March 21, 2013	March 28, 2013	$0.34

(1)	The amount of the initial distribution was equal to an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with our initial public offering and is proportionately reduced to reflect the number of days remaining in the quarter after completion of the Offering.

On March 7, 2013, our board of directors declared a dividend of $0.34 per share, paid on March 28, 2013 to stockholders of record at the close of business on March 21, 2013.

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. Of the total distributions made to shareholders through March 31, 2013, $3,877,201 were made in cash and the remainder in shares.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

At March 31, 2013, the Company had investments in 19 portfolio companies. The total cost and fair value of the 24 positions were $202,738,440 and $203,905,313, respectively. The composition of our investments as of March 31, 2013 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$58,560,509	$58,796,638
Senior Secured – Second Lien	55,153,497	55,724,548
Unsecured Debt	87,310,148	87,669,841
Equity	1,714,286	1,714,286
Total Investments	$202,738,440	$203,905,313

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2013 and December 31, 2012, the Company had one such investment which was a revolving loan agreement with an aggregate unfunded commitment of $2,000,000. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$58,796,638	$58,796,638
Senior Secured – Second Lien	—	22,403,800	33,320,748	55,724,548
Unsecured Debt	—	—	87,669,841	87,669,841
Equity	—	—	1,714,286	1,714,286
Total Investments	$—	$22,403,800	$181,501,513	$203,905,313

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$44,014,214	$44,014,214
Senior Secured – Second Lien	—	12,120,000	26,477,622	38,597,622
Unsecured Debt	—	—	111,125,134	111,125,134
Equity	—	—	1,714,286	1,714,286
Total Investments	$—	$12,120,000	$183,331,256	$195,451,256

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2013 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Purchases of investments	14,726,678	16,555,000	238,748	—	31,520,426
Sales and Redemptions	(227,431)	—	(25,000,000)	—	(25,227,431)
Realized gains	2,425	—	903,322	—	905,747
Change in unrealized appreciation (depreciation) included in earnings	236,130	326,634	364,438	—	927,202
Accretion of discount	44,622	5,292	38,199	—	88,113
Transfer to Level 2	—	(10,043,800)	—	—	(10,043,800)
Fair value at end of period	$58,796,638	$33,320,748	$87,669,841	$1,714,286	$181,501,513
Change in unrealized appreciation (depreciation) on Level 3 Investments still held as of March 31, 2013	$236,130	$282,834	$364,438	$—	$883,402

During the three months ended March 31, 2013, there were no transfers from Level 2 to Level 3.

During the three months ended March 31, 2013, there was one transfer from Level 3 to Level 2 due to an increase in the number of quoted prices available for the financial instrument.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the period from Inception through December 31, 2012 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Purchases of investments	97,066,024	16,477,500	124,507,797	1,714,286	239,765,607
Sales and Redemptions	(53,057,372)	—	(13,400,740)	—	(66,458,112)
Change in unrealized appreciation (depreciation) included in earnings	—	—	(4,744)	—	(4,744)
Accretion of discount	5,562	122	22,821	—	28,505
Transfer from Level 2		10,000,000	—	—	10,000,000
Transfer to Level 2	—	—	—	—	—
Fair value at end of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Change in unrealized appreciation (depreciation) on Level 3 Investments still held as of December 31, 2013	$—	$—	$(4,744)	$—	$(4,744)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2013:

	Cost	Fair Value	% of Total Investments
Texas	$31,649,195	$31,893,682	15.64%
Canada	20,885,811	20,885,811	10.24%
Colorado	19,542,801	19,542,801	9.59%
Kentucky	17,121,083	17,121,083	8.40%
Florida	16,724,929	16,724,929	8.20%
South Carolina	15,000,000	15,231,000	7.47%
New York	13,000,000	13,000,000	6.38%
Massachusetts	10,000,000	10,043,800	4.93%
Pennsylvania	9,640,307	10,000,000	4.90%
Utah	9,880,446	9,975,000	4.89%
New Jersey	9,815,936	9,815,936	4.81%
Indiana	9,016,300	9,016,300	4.42%
Puerto Rico	8,706,935	8,706,935	4.27%
Minnesota	7,320,996	7,462,500	3.66%
Virginia	2,955,536	2,955,536	1.45%
Georgia	1,478,165	1,530,000	0.75%
	$202,738,440	$203,905,313	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Pennsylvania	$33,708,952	33,704,209	17.24%
Canada	20,778,456	20,778,456	10.63%
Colorado	19,532,633	19,532,633	9.99%
Kentucky	17,095,646	17,095,646	8.75%
Florida	16,639,880	16,639,880	8.51%
South Carolina	15,000,000	15,000,000	7.67%
New York	13,000,000	13,000,000	6.65%
Texas	12,119,671	12,120,000	6.20%
Massachusetts	10,000,000	10,000,000	5.12%
Utah	9,902,063	9,902,062	5.07%
New Jersey	9,879,189	9,879,189	5.05%
Indiana	8,969,955	8,969,955	4.59%
Connecticut	7,351,604	7,351,604	3.76%
Georgia	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2013:

	Cost	Fair Value	% of Total Investments
Services: Business	$43,958,630	$44,010,465	21.58%
Healthcare & Pharmaceuticals	35,570,732	35,712,236	17.52%
High Tech Industries	30,885,811	30,929,611	15.17%
Retail	19,696,382	19,790,936	9.71%
Media: Broadcasting & Subscription	15,000,000	15,231,000	7.47%
Telecommunications	12,115,584	12,360,000	6.06%
Automotive	12,351,708	12,351,708	6.06%
Consumer Goods: Non-Durable	9,640,307	10,000,000	4.90%
Energy: Oil & Gas	9,733,611	9,733,682	4.77%
Transportation: Cargo	9,016,300	9,016,300	4.42%
Metals & Mining	4,769,375	4,769,375	2.34%
	$202,738,440	$203,905,313	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Consumer Goods: Non-Durable	$33,708,952	$33,704,209	17.24%
Services: Business	31,117,502	31,117,502	15.93%
High Tech Industries	30,778,456	30,778,456	15.75%
Health & Pharmaceuticals	26,884,237	26,884,237	13.75%
Retail	19,781,252	19,781,252	10.12%
Media: Broadcasting & Subscription	15,000,000	15,000,000	7.67%
Automotive	12,345,646	12,345,646	6.32%
Telecommunications	12,119,671	12,120,000	6.20%
Transportation: Cargo	8,969,955	8,969,955	4.59%
Metals & Mining	4,750,000	4,750,000	2.43%
	$195,455,671	$195,451,256	100.00%

The following provides quantitative information about Level 3 fair value measurements:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$58,796,638	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality(3)	-.59% to -.03% (-.37%)
Second lien debt	$33,320,748	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality	-.46% to -.08% (-.14%)
Unsecured debt	$87,669,841	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality	-.50% to -.27% (-.41%)
Equity investments	$1,714,286	Market approach(4)	Underwriting multiple/EBITDA Multiple	5x to 12x
Total Long Term Level 3 Investments	$181,501,513

(1)	Weighted average based on fair value as of March 31, 2013.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan's yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay's high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads and the risk free rates between the date a loan closed and the valuation date ranged from -.59% (59 basis points) to -.03% (3 basis points). The average of all changes was -.37%.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(4)	The primary significant unobservable input used in the fair value measurement of the Company's equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2012:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$44,014,214	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality(3)	-.22% to.11% (-.12%)
Second lien debt	$26,477,622	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality	-.49% to -.18% (-.30%)
Unsecured debt	$111,125,134	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality	-.31% to.03% (-.20%)
Equity investments	$1,714,286	Market approach(4)	Underwriting multiple/EBITDA Multiple	5x to 12x
Total Long Term Level 3 Investments	$183,331,256

(1)	Weighted average based on fair value as of December 31, 2012.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan's yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay's high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads and the risk free rates between the date a loan closed and the valuation date ranged from -.22% (22 basis points) to .11% (11 basis points). The average of all changes was -.12%.
(4)	The primary significant unobservable input used in the fair value measurement of the Company's equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

The Company issued 15,249 shares of common stock during the three months ended March 31, 2013 in connection with the stockholder distribution reinvestment.

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2013.

Three months ended March 31, 2013
Net increase in net assets resulting from operations	$5,532,118
Weighted Average common shares	12,035,531
Basic and diluted earnings per common share	$0.46

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

NOTE 8 — FINANCIAL HIGHLIGHTS

For the three months ended March 31, 2013 (Unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.45
Net investment income	0.31
Change in unrealized appreciation (depreciation)	0.07
Realized gain	0.07
Total from investment operations	0.45
Stockholder distributions	(0.34)
Net asset value at end of period	$14.56
Per share market value at end of period	$14.82
Total return based on market value(2)	(8.2)%
Weighted average shares outstanding during the period	12,035,531
Ratio/Supplemental Data:
Net assets at end of period	$175,500,872
Average net assets(3)	$174,673,414
Ratio to average net assets
Annualized ratio of net operating expenses to net assets(3)	6.41%
Annualized ratio of net investment income to net assets(3)	8.56%
Portfolio Turnover(4)	12%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(1)	Financial highlights are based on shares outstanding as of March 31, 2013.
(2)	Total return based on market value is based on the change in market price per share since the end of the prior quarter. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income to average net assets are adjusted accordingly.
(4)	Calculated as payoffs divided by average portfolio balance using the periods December 31, 2012 and March 31, 2013.

NOTE 9 — CREDIT FACILITY

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of March 31, 2013, the Company was in compliance with these covenants.

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

As of March 31, 2013 and December 31, 2012, $35,000,000 and $38,000,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. As of March 31, 2013 and December 31, 2012, $1,823,678 and $1,947,820 of such prepaid loan structure fees had yet to be amortized, respectively.

For the three months ended March 31, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.3% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $566,540 for the three months ended March 31, 2013, of which $336,878 was interest expense, $124,153 was amortization of loan fees paid on the Credit Facility, $93,181 related to commitment fees on the unused portion of the Credit Facility, and $12,328 related to loan administration fees. The Company paid $322,854 in interest expense for the three months ended March 31, 2013. The average borrowings under the Credit Facility for the three months ended March 31, 2013 were $40,455,555.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS

Investment Portfolio

Since March 31, 2013, we made four new investments totaling $40.5 million and were repaid on two investments totaling $22.5 million which brings the investments portfolio to $222 million and the average investment per company to $10.5 million.

On April 9, 2013, we made a $16.7 million investment in the second lien loan of Atkins Nutritionals, Inc.

On April 19, 2013, we made a $10 million investment in the last-out, first lien loan of ProPetro Services, Inc.

On April 24, 2013, we made a $6.9 million investment in the second lien loan of Livingston International, Inc.

On May 1, 2013, we made a $6.9 million investment in the new second lien loan of Securus Technologies, Inc.

On April 30, we received full repayment on our second lien term loan of Securus Technologies, Inc. at par plus a 3% prepayment premium resulting in total proceeds of $12.4 million.

On April 30, we received full repayment on our second lien term loan of SourceHOV at par plus a 1% prepayment premium resulting in total proceeds of $10.1 million.

Credit Facility

The outstanding balance under the Credit Facility as of May 9, 2013 was $53 million due to additional borrowings subsequent to March 31, 2013 in order to fund new investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Stellus Capital Management, LLC (“Stellus Capital” or “the Advisor”);
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Stellus Capital to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Stellus Capital to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC; and
•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

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

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives on November 7, 2012, we acquired our initial portfolio. The total consideration paid was $194.4 million, consisting of $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share, or $194.4 million in total for 11 companies (excluding accrued interest of approximately $2.3 million) from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital serves as a non-discretionary sub-adviser.

We financed the cash portion of the acquisition of our initial portfolio by (i) borrowing $152.5 million under a $156 million credit facility led by SunTrust Bank (the “Bridge Facility”) and (ii) using the $12.7 million of proceeds we received in connection with the sale of shares of our common stock in a private placement transaction to certain purchasers, including persons and entities associated with Stellus Capital, at a purchase price of $15.00 per share.

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

On November 13, 2012, we entered into a senior secured revolving credit facility (the “Credit Facility”), which provides for borrowings in an aggregate amount up to $115 million on a committed basis and an accordion for an additional $35 million for a total facility size of $150 million. The exercise of the accordion will require sufficient borrowing base and additional commitments from the existing lender group and/or new lenders. The Credit Facility expires in 2016. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 3.00% with no LIBOR floor or (ii) 2.00% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 12, 2016.

We intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, and corresponding equity investments.

At March 31, 2013, the Company had investments in 19 portfolio companies. The total cost and fair value of the 24 positions were $202.7 million and $203.9 million, respectively. As of March 31, 2013, our portfolio included approximately 28.8% of first lien debt, 27.3% of second lien debt, 43% of mezzanine debt and 0.9% of equity investments at fair value. The composition of our investments as of March 31, 2013 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$58,560,509	$58,796,638
Senior Secured – Second Lien	55,153,497	55,724,548
Unsecured Debt	87,310,148	87,669,841
Equity	1,714,286	1,714,286
Total Investments	$202,738,440	$203,905,313

At December 31, 2012, the Company had investments in 15 portfolio companies. The total cost and fair value of the 20 positions were $195.4 million and $195.4 million, respectively. As of December 31, 2012, our portfolio included approximately 22.5% of first lien debt, 19.7% of second lien debt, 56.9% of mezzanine debt and 0.9% of equity investments at fair value. The composition of our investments as of December 31, 2012 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$44,014,214	$44,014,214
Senior Secured – Second Lien	38,597,293	38,597,622
Unsecured Debt	111,129,878	111,125,134
Equity	1,714,286	1,714,286
Total Investments	$195,455,671	$195,451,256

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2013:

	Cost	Fair Value	% of Total Investments
Texas	$31,649,195	$31,893,682	15.64%
Canada	20,885,811	20,885,811	10.24%
Colorado	19,542,801	19,542,801	9.59%
Kentucky	17,121,083	17,121,083	8.40%
Florida	16,724,929	16,724,929	8.20%
South Carolina	15,000,000	15,231,000	7.47%
New York	13,000,000	13,000,000	6.38%
Massachusetts	10,000,000	10,043,800	4.93%
Pennsylvania	9,640,307	10,000,000	4.90%
Utah	9,880,446	9,975,000	4.89%
New Jersey	9,815,936	9,815,936	4.81%
Indiana	9,016,300	9,016,300	4.42%
Puerto Rico	8,706,935	8,706,935	4.27%
Minnesota	7,320,996	7,462,500	3.66%
Virginia	2,955,536	2,955,536	1.45%
Georgia	1,478,165	1,530,000	0.75%
	$202,738,440	$203,905,313	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Pennsylvania	$33,708,952	33,704,209	17.24%
Canada	20,778,456	20,778,456	10.63%
Colorado	19,532,633	19,532,633	9.99%
Kentucky	17,095,646	17,095,646	8.75%
Florida	16,639,880	16,639,880	8.51%
South Carolina	15,000,000	15,000,000	7.67%
New York	13,000,000	13,000,000	6.65%
Texas	12,119,671	12,120,000	6.20%
Massachusetts	10,000,000	10,000,000	5.12%
Utah	9,902,063	9,902,062	5.07%
New Jersey	9,879,189	9,879,189	5.05%
Indiana	8,969,955	8,969,955	4.59%
Connecticut	7,351,604	7,351,604	3.76%
Georgia	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2013:

	Cost	Fair Value	% of Total Investments
Services: Business	$43,958,630	$44,010,465	21.58%
Healthcare & Pharmaceuticals	35,570,732	35,712,236	17.52%
High Tech Industries	30,885,811	30,929,611	15.17%
Retail	19,696,382	19,790,936	9.71%
Media: Broadcasting & Subscription	15,000,000	15,231,000	7.47%
Telecommunications	12,115,584	12,360,000	6.06%
Automotive	12,351,708	12,351,708	6.06%
Consumer Goods: Non-Durable	9,640,307	10,000,000	4.90%
Energy: Oil & Gas	9,733,611	9,733,682	4.77%
Transportation: Cargo	9,016,300	9,016,300	4.42%
Metals & Mining	4,769,375	4,769,375	2.34%
	$202,738,440	$203,905,313	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Consumer Goods: Non-Durable	$33,708,952	$33,704,209	17.24%
Services: Business	31,117,502	31,117,501	15.93%
High Tech Industries	30,778,456	30,778,456	15.75%
Health & Pharmaceuticals	26,884,237	26,884,237	13.75%
Retail	19,781,252	19,781,252	10.12%
Media: Broadcasting & Subscription	15,000,000	15,000,000	7.67%
Automotive	12,345,646	12,345,646	6.32%
Telecommunications	12,119,671	12,120,000	6.20%
Transportation: Cargo	8,969,955	8,969,955	4.59%
Metals & Mining	4,750,000	4,750,000	2.43%
	$195,455,671	$195,451,256	100.00%

At March 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $10.7 million and $10.7 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.9 million and $20.9 million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $13 million and $13 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $33 million and $33 million, respectively.

At March 31, 2013, 52% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 48% bore interest at fixed rates. At December 31, 2012, 40% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2013 and December 31, 2012 was approximately 12.0% and 12.5%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

At March 31, 2013 and December 31, 2012, we held approximately $25.0 million and $50.0 million of United States Treasury securities, respectively. The United States Treasury securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

On November 7, 2012, we acquired our initial portfolio for $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share, or $194.4 million in total (excluding accrued interest of approximately $2.3 million) from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital serves as a non-discretionary sub-adviser. Our initial portfolio was comprised of a portion of the loans to middle-market companies that were originated over the previous three years by the Stellus Capital investment team during their time with the D. E. Shaw group and were selected for our initial portfolio because they are similar to the type of investments we originate. Our initial portfolio included middle-market loans that had an internal risk rating of 2 or better (e.g., investments that were performing at or above expectations and whose risks were neutral or favorable compared to the expected risk at the time of the original investment).

During the three months ended March 31, 2013, we made $ 31.2 million of investments in 4 new portfolio companies and none for existing portfolio companies. Subsequent to November 7, 2012 and through December 31, 2012, we made $67.5 million of investments in 7 new portfolio companies and none for existing portfolio companies.

During the three months ended March 31, 2013, we received $25.2 million in proceeds principally from prepayments of our investments and the pay down and amortization of certain other investments. Subsequent to November 7, 2012 and through December 31, 2012, we received $66.5 million in proceeds principally from prepayments of our investments and the pay down and amortization of certain other investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management, LLC uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our investments at fair value ($’s in millions):

	As of March 31, 2013			As of December 31, 2012
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	—	—	—	—	—	—
2	$203.9	100%	19	$195.5	100%	15
3	—	—	—	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—
	$203.9	100%	19	$195.5	100%	15

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2013 and December 31, 2012, we had no loans on non-accrual.

Results of Operations for the Three Months Ended March 31, 2013

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

Investment income for the three months ended March 31, 2013 was $6.4 million of interest income including $0.3 million of PIK interest and $0.1 million of accretion of discounts and other fees.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
•	transfer agent and custodial fees;
•	out-of-pocket fees and expenses associated with marketing efforts;
•	federal and state registration fees and any stock exchange listing fees;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•	direct costs, such as printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
•	other expenses incurred by Stellus Capital or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses totaled $2.8 million for the three months ended March 31, 2013 and consisted of base management fees, incentive fees, administrative expenses, fees related to the Credit Facility, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

For the three months ended March 31, 2013, the Company incurred base management fees payable to the Advisor of $0.9 million.

For the three months ending March 31, 2013, the Company incurred incentive fees totaling $0.7 million, which includes the accrual of $0.4 million related the capital gains component of the incentive fee. Approximately $0.2 million of the capital gains incentive fee accrual was related to unrealized appreciation on investments. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether we are ultimately able to generate a net realized capital gain.

Borrowings under the credit facility were $35 million and $38 million as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.3% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $0.6 million for the three months ended March 31, 2013, of which $0.3 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, $0.1 million was related to commitment fees on the unused portion of the Credit Facility, and $12,328 related to loan administration fees. The Company paid $0.3 million in interest expense for the three months ended March 31, 2013. The average borrowings under the Credit Facility for the three months ended March 31, 2013 were $40.4 million.

Administrative expenses for the three months ended March 31, 2013 totaled $171,041, $99,610 of which was related to our third party administrator and $71,431 of which was allocated to us from Stellus Capital. Expenses for valuation, professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the three months ended March 31, 2013 totaled $454,334.

Net Investment Income

For the three months ended March 31, 2013, net investment income was $3.7 million, or $0.31 per common share (based on 12,035,531 weighted-average common shares outstanding at March 31, 2013). Net investment income includes accruals of $0.4 million of incentive fees related to realized and unrealized capital gains, which are not included in net investment income.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of long-term investments for the three months ended March 31, 2013 totaled $25.2 million, and net realized gains totaled $0.9 million.

Net Change in Unrealized Appreciation of Investments and Cash Equivalents

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments and cash equivalents totaled $0.9 million for the three months ended March 31, 2013.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2013, net increase in net assets resulting from operations totaled $5.5 million, or $0.46 per common share (based on 12,035,531 weighted-average common shares outstanding at March 31, 2013).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $2.9 million for the three months ended March 31, 2013, primarily in connection with cash interest received and the net repayment of investments. Our financing activities for the three months ended March 31, 2013 used cash of $30.0 million primarily from net repayments of the Credit Facility and a short-term loan.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratio test at all times. As of March 31, 2013 and December 31, 2012, our asset coverage ratio was 407% and 309%, respectively.

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

As of March 31, 2013 and December 31, 2012, we had cash of $10.0 million and $12.1 million, respectively, and United States Treasury securities of $25.0 million and $50.0 million, respectively.

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

As of March 31, 2013 and December 31, 2012, $35 million and $38 million was outstanding under the Credit Facility, respectively. The Company incurred costs of $2.0 million in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. As of March 31, 2013 and December 31, 2012, $1.8 million and $1.9 million of such prepaid loan structure fees had yet to be amortized, respectively. For the three months ended March 31, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.3% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2013, our only off-balance sheet arrangements consisted of $2.0 million of unfunded commitments, which was comprised of $2.0 million to provide debt financing to one of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of $2.0 million of unfunded commitments, which was comprised of $2.0 million to provide debt financing to one of our portfolio companies.

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
December 7, 2012(1)	December 21, 2012	December 27, 2012	$0.18
March 7, 2013	March 21, 2013	March 28, 2013	$0.34

(1)	The amount of the initial distribution was equal to an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with our initial public offering and is proportionately reduced to reflect the number of days remaining in the quarter after completion of this Offering.

On March 7, 2013, our board of directors declared a dividend of $0.34 per share, payable on March 28, 2013 to stockholders of record at the close of business on March 21, 2013. The dividend will be paid out of net investment income earned in the period from January 1, 2013 through March 31, 2013.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

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

For the three months ended March 31, 2013, the Company incurred base management fees payable to the Advisor of $884,003.

For the three months ended March 31, 2012, the Company incurred $315,379, of incentive fees related to pre-incentive fee net investment income. As of March 31, 2013, $299,861 of such incentive fees are currently payable to the Advisor, as $15,518 of pre-incentive fee net investment income incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The second part of the incentive fee (the capital gains incentive fee) is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory agreement, as of the termination date). The capital gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). The total capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of March 31, 2013 and December 31, 2012 was $367,761 and $0, respectively. The capital gains incentive fee related to realized gains payable to the Company’s Advisor under the investment management agreement as of March 31, 2013 and December 31, 2012 was $180,584 and $0, respectively.

With respect to the incentive fee related to unrealized gains, GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for capital gains incentive fees includes an amount related to unrealized capital appreciation of $187,176 and $0 as of March 31, 2013 and December 31, 2012, respectively. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods.

For the years ending December 31, 2012 and December 31, 2013, the Advisor has agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering.

As of March 31, 2013 and December 31, 2012, the Company was not due any amount from Stellus Capital for reimbursement of expenses paid for by the Company that were the responsibility of Stellus Capital. Any such amounts due to the Company would be included in the Statement of Assets and Liabilities.

As of March 31, 2013 and December 31, 2012, the Company owed its independent directors $89,000 and $29,452, respectively, in total for unpaid director fees.

As agreed to in the Amended and Restated Side Agreement made and entered into as of November 12, 2012 by and between Stellus Capital and Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated, Stellus Capital has agreed to pay on behalf of the Company, 2.41% of the 6% Underwriters sales load, or $3,320,280 in total. Of this amount, $1,940,280 was paid on November 14, 2012, $460,000 was paid on March 25, 2013 and the remaining $920,000 is due in equal installments on June 30, 2013 and September 30, 2013.

Administration Agreement

The Company entered into an administration agreement with Stellus Capital pursuant to which Stellus Capital will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital will perform, or oversee the performance of, its required administrative services, which include, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. There was $71,431 in such costs incurred under the Administration Agreement for the three months ended March 31, 2013 and are included in Administrative Services Expenses.

Indemnifications

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the investment advisory agreement, Stellus Capital and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Stellus Capital’s services under the investment advisory agreement or otherwise as our investment adviser.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management, LLC responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with our senior management and Stellus Capital Management, LLC;
•	The audit committee of our board of directors then reviews these preliminary valuations;

•	At least once each quarter, the valuation for each portfolio investment is reviewed by an independent valuation firm; and
•	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management, LLC, the independent valuation firm and the audit committee.

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

Recent Developments

Since March 31, 2013, we made four new investments totaling $40.5 million and were repaid on two investments totaling $22.5 million which brings the investments portfolio to $222 million and the average investment per company to $10.5 million.

On April 9, 2013, we made a $16.7 million investment in the second lien loan of Atkins Nutritionals, Inc.

On April 19, 2013, we made a $10 million investment in the last-out, first lien loan of ProPetro Services, Inc.

On April 24, 2013, we made a $6.9 million investment in the second lien loan of Livingston International, Inc.

On May 1, 2013, we made a $6.9 million investment in the new second lien loan of Securus Technologies, Inc.

On April 30, we received full repayment on our second lien term loan of Securus Technologies, Inc. at par plus a 3% prepayment premium resulting in total proceeds of $12.4 million.

On April 30, we received full repayment on our second lien term loan of SourceHOV at par plus a 1% prepayment premium resulting in total proceeds of $10.1 million.

The outstanding balance under the Credit Facility as of May 9, 2013 was $53 million due to additional borrowings subsequent to March 31, 2013 in order to fund new investments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2013, 52%, or 13 of the loans in our portfolio bore interest at floating rates. Eleven of these 13 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the period since Inception (May 18, 2012) through December 31, 2012, 40%, or 9 of the loans in our portfolio bore interest at floating rates. Seven of these 9 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2013, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $26 thousand due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For period since Inception (May 18, 2012) through December 31, 2012 and the three months ended March 31, 2013, we did not engage in hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A. Risk Factors

There has been no other material change in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.2	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company(Incorporated by reference to Exhibit (j) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2
(File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012)
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2
(File No. 333-184195), filed on October 23, 2012)
10.7	Form of Purchase Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
10.8	Form of Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
10.9	Form of Guarantee and Security Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2
(File No. 333-184195), filed on November 7, 2012)
10.10	Form of Senior Secured Term Credit Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
10.11	Form of Security Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
10.12	Form of Letter Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012)
11.1	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLUS CAPITAL INVESTMENT CORPORATION

Dated: May 9, 2013

By:	/s/ Robert T. Ladd Name: Robert T. Ladd Title: Chief Executive Officer and President
By:	/s/ W. Todd Huskinson Name: W. Todd Huskinson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.