Form 10-Q
period 2013-06-30
Stellus Capital Investment Corp
filed 2013-08-06
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 7, 2013 was 12,066,019.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $260,614,004 and $195,455,671, respectively)	$262,185,828	$195,451,256
Cash and cash equivalents	10,982,998	62,131,686
Interest receivable	4,110,605	2,573,831
Prepaid loan structure fees	1,716,629	1,947,820
Prepaid expenses	183,491	438,384
Total Assets	279,179,551	262,542,977
LIABILITIES
Payable for investments purchased	—	4,750,000
Credit facility payable	91,000,000	38,000,000
Short-term loan	8,999,899	45,000,943
Base management fees payable	1,041,199	527,034
Incentive fees payable	1,250,375	—
Accrued offering costs	—	147,123
Interest payable	197,081	66,477
Directors' fees payable	89,000	29,452
Other accrued expenses and liabilities	495,440	175,993
Total Liabilities	103,072,994	88,697,022
Net Assets	$176,106,557	$173,845,955
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,066,019 and 12,035,023 shares issued and outstanding, respectively)	$12,066	$12,035
Paid-in capital	175,154,696	174,714,838
Accumulated undistributed net realized gain	1,002,917	—
Distributions in excess of net investment income	(1,403,946)	(874,986)
Unrealized appreciation (depreciation) on investments and cash equivalents	1,340,824	(5,932)
Net Assets	$176,106,557	$173,845,955
Total Liabilities and Net Assets	$279,179,551	$262,542,977
Net Asset Value Per Share	$14.60	$14.45

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended June 30, 2013	For the period from inception (May 18, 2012) through June 30, 2012	For the six months ended June 30, 2013	For the period from inception (May 18, 2012) through June 30, 2012
INVESTMENT INCOME
Interest income	$6,710,905	$—	$13,035,629	$—
Other Income	630,322	—	752,038	—
Total Investment Income	7,341,227	—	13,787,667	—
OPERATING EXPENSES
Management fees	$1,041,199	$—	$1,925,202	$—
Valuation fees	113,710	—	203,710	—
Administrative services expenses	228,535	—	399,576	—
Incentive fees	867,096	—	1,550,236	—
Professional fees	107,516	126,628	223,462	126,628
Directors' fees	89,000	—	178,000	—
Insurance expense	118,268	—	235,238	—
Interest expense and other fees	718,219	—	1,284,759	—
Other general and administrative expenses	85,026	—	127,444	—
Total Operating Expenses	$3,368,569	$126,628	$6,127,627	$126,628
Net Investment Income (Loss)	$3,972,658	$(126,628)	$7,660,040	$(126,628)
Net Realized Gain on Investments and Cash Equivalents	$99,995	$—	$1,002,917	$—
Net Change in Unrealized Appreciation on Investments and Cash Equivalents	$404,942	$—	$1,346,756	$—
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,477,595	$(126,628)	$10,009,713	$(126,628)
Net Investment Income Per Share	$0.33	$—	$0.64	$—
Net Increase in Net Assets Resulting from Operations Per Share	$0.37	$—	$0.83	$—
Weighted Average Shares of Common Stock Outstanding	12,050,618	—	12,043,117	—

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the six months ended June 30, 2013 (Unaudited)	For the Period from inception (May 18, 2012) through June 30, 2012 (Unaudited)
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$7,660,040	$(126,628)
Net realized gain on investments and cash equivalents	1,002,917	—
Net change in unrealized appreciation on investments and cash equivalents	1,346,756	—
Net Increase (Decrease) in Net Assets Resulting from Operations	10,009,713	(126,628)
Stockholder distributions
Distributions	(8,189,000)	—
Capital share transactions
Issuance of common stock	439,889	—
Net increase in net assets resulting from capital share transactions	439,889	—
Total increase (decrease) in net assets	2,260,602	(126,628)
Net assets at beginning of period	173,845,955	—
Net assets at end of period	$176,106,557	$(126,628)

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2013 (Unaudited)	For the Period from Inception (May 18, 2012) through June 30, 2012 (Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$10,009,713	$(126,628)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(112,467,250)	—
Proceeds from sales and repayments of investments	48,792,161	—
Net change in unrealized appreciation on investments	(1,345,238)	—
Increase in investments due to PIK	(523,926)	—
Accretion of discount	(184,489)	—
Net realized gain on investments	(1,005,830)	—
Changes in other assets and liabilities
Increase in interest receivable	(1,536,774)	—
Decrease in prepaid expenses and fees	486,084	—
Decrease in payable for investments purchased	(4,750,000)	—
Increase in management fees payable	514,165	—
Increase in directors' fees payable	59,548	—
Increase in incentive fees payable	1,250,375	—
Increase in interest payable	130,604	—
Increase in other accrued expenses and liabilities	319,447	126,628
Net cash (used in) provided by operating activities	$(60,251,410)	$126,628
Cash flows from financing activities
Offering costs paid	(147,123)	—
Stockholder distributions paid	(7,749,111)	—
Borrowings under credit facility	53,000,000	—
Borrowings under short-term loan	(36,001,044)	—
Net cash provided by financing activities	9,102,722	—
Net increase (decrease) in cash and cash equivalents	(51,148,688)	—
Cash and cash equivalents balance at beginning of period	62,131,686	—
Cash and cash equivalents balance at end of period	$10,982,998	—
Non-cash items
Common stock issued in connection with dividend reinvestments	$439,889	$—

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)
JUNE 30, 2013

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments
Aderant North America, Inc. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 6/20/2019	Atlanta, GA/ Software	$1,500,000	$1,478,798	$1,545,000	0.88%
Ascend Learning, Inc. Term Loan-Second Lien, Euro + 10.00%, Euro floor 1.50%, due 12/6/2017	Burlington, MA/ Software	$10,000,000	10,000,000	10,081,300	5.72%
Atkins Nutritional Holdings II, Inc. Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019	Denver, CO/ Beverage, Food, & Tobacco	$17,000,000	16,669,216	17,212,500	9.77%
ATX Networks Corp. Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(2)(3)	West Ajax, Ontario/ High Tech Industries	$20,989,080	20,989,080	20,989,080	11.92%
Baja Broadband, LLC Term Loan-Second Lien, L + 11.00%, LIBOR floor 1.50%, due 12/20/2017	Fort Mill, SC/ Media: Broadcasting & Subscription	$15,000,000	15,000,000	15,231,000	8.65%
Binder and Binder Term Loan-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(2)	Hauppauge, New York/ Services: Business	$13,000,000	13,000,000	13,000,000	7.38%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/9/2016	Lexington, KY/ Metals & Mining	$5,000,000	4,577,420	4,577,420	2.60%
Common Shares, Class B(4)		36 shares	214,286	214,286	0.12%
Total			4,791,706	4,791,706	2.72%
Colford Capital Holdings, LLC(5) Term Loan-Senior Secured, 12.25%, due 5/31/2018(3)	New York, NY/ Finance	$12,500,000	12,222,365	12,222,365	6.94%
ConvergeOne Holdings Corp. Term Loan-First Lien, L + 8.00%, LIBOR floor 1.25%, due 5/8/2019	Eagan, MN/ Telecommunications	$13,000,000	12,808,345	12,805,000	7.27%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/18(2)	Denver, CO/ Healthcare & Pharmaceuticals	$18,400,000	18,053,319	17,704,480	10.05%
Common Shares, Series A(4)		86,667 shares	1,500,000	1,500,000	0.85%
Total			19,553,319	19,204,480	10.90%
Grupo HIMA San Pablo, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/31/18	San Juan, PR/ Healthcare & Pharmaceuticals	$4,987,500	4,894,360	4,831,624	2.74%
Term Loan-Second Lien, 13.75%, due 7/31/18		$4,000,000	3,810,080	3,900,000	2.22%
Total			8,704,440	8,731,624	4.96%
Holley Performance Products Term Loan-First Lien, Prime + 6.00%, Prime floor 3.50%, due 11/30/2017	Bowling Green, KY/ Automotive	$12,343,750	12,203,449	12,203,449	6.93%
Livingston International, Inc. Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020(3)	Toronto, Ontario/ Services: Business	$7,000,000	6,862,839	7,096,250	4.03%
ProPetro Services Inc. Term Loan-First Lien, 10%, due 6/30/2015	Midland, TX/ Energy: Oil & Gas	$10,000,000	9,952,567	9,975,000	5.66%
Refac Optical Group(6) Term A Loan-First Lien, L + 7.50%, due 3/23/2016	Blackwood, NJ/ Retail	$3,146,371	3,146,371	3,146,371	1.79%
Term B Loan-First Lien, L + 8.50% cash, 1.75% PIK, due 3/23/2016(2)		$6,122,484	6,122,484	6,122,484	3.48%
Total			9,268,855	9,268,855	5.27%
Securus Technologies Holdings Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021	Dallas, TX/ Telecommunications	$7,000,000	6,931,318	7,032,830	3.99%

See Notes to Unaudited Consolidated Financial Statements.

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Snowman Holdings, LLC Term Loan-Unsecured, 11.00% cash, 2.00% PIK, due 1/11/2017(2)	Lebanon, IN/ Transportation: Cargo	$9,060,881	9,060,881	9,060,881	5.15%
SPM Capital, LLC Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017	Bloomington, MN/ Healthcare & Pharmaceuticals	$7,443,750	7,308,853	7,404,298	4.20%
Sportsmans Warehouse Holdings, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 11/13/2018	Midvale, UT/ Retail	$9,950,000	9,858,883	9,999,750	5.68%
Studer Group, LLC (The) Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 3/29/2017(2)	Gulf Breeze, FL/ Services: Business	$16,808,553	16,808,553	16,808,553	9.55%
Telecommunications Management, LLC Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/20	Sikeston, MO/ Media: Broadcasting & Subscription	$8,000,000	7,921,322	8,100,000	4.60%
Telular Corp. Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020	Chicago, IL/ High Tech Industries	$7,500,000	7,387,759	7,387,759	4.20%
Transaction Network Services, Inc. Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 8/14/2020	Reston, VA/ Telecommunications	$2,550,000	2,513,091	2,576,571	1.46%
Varel International Energy Funding Corp. Term Loan-First Lien, L + 7.75%, LIBOR floor 1.50%, due 7/17/2017	Dallas, TX/ Energy: Oil & Gas	$9,850,000	9,668,577	9,668,577	5.49%
Woodstream Group, Inc. Subordinated Debt-Unsecured, 11.00%, due 2/28/2017	Lititz, PA/ Consumer Goods: Non-Durable	$862,279	837,708	844,085	0.48%
Woodstream Corp. Senior Subordinated Note-Unsecured, 11.00%, due 2/27/2017	Lititz, PA/ Consumer Goods: Non-Durable	$9,137,721	8,812,080	8,944,915	5.08%
Total Non-controlled, non-affiliated investments			$260,614,004	$262,185,828	148.88%
LIABILITIES IN EXCESS OF OTHER ASSETS				(86,079,271)	(48.88)%
NET ASSETS				$176,106,557	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Represents a payment-in-kind security which pays a portion of interest in additional par.
(3)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(4)	Security is non-income producing.
(5)	This investment also includes a delayed draw term loan commitment in an amount not to exceed $12,500,000, an interest rate of 12.25%, and a maturity of May 31, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(6)	This investment also includes an undrawn revolving loan commitment in an amount not to exceed $2,000,000, an interest rate of LIBOR plus 7.5%, and a maturity of March 23, 2016. This investment is accruing an unused commitment fee of 0.50% per annum.

Abbreviation Legend
PIK — Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements.

Stellus Capital Investment Corporation

Schedule of Investments
December 31, 2012

Investments	Headquarters/Industry	Principal Amount/Shares	Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments
Aderant North America Inc. Term Loan-Second Lien, Prime + 7.75%, due 6/20/2019(2)	Atlanta, GA/ Services: Business	$1,500,000	$1,477,622	$1,477,622	0.85%
Ascend Learning, Inc. Term Loan-Second Lien, Euro + 10.00%, Euro 1.50%, due 12/6/2017(2)	Burlington, MA/ High Tech Industries	$10,000,000	10,000,000	10,000,000	5.75%
ATX Networks Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(2)(3)(4)	West Ajax, Ontario/ High Tech Industries	$20,778,456	20,778,456	20,778,456	11.95%
Baja Broadband, LLC Term Loan-Second Lien, L + 11.00%, LIBOR 1.50%, due 12/20/2017(2)	Fort Mill, SC/ Media: Broadcasting & Subscription	$15,000,000	15,000,000	15,000,000	8.63%
Binder and Binder Senior Subordinated Note-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(3)	Hauppauge, New York/ Services: Business	$13,000,000	13,000,000	13,000,000	7.48%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/5/2016(7)	Lexington, KY/ Metals & Mining	$5,000,000	4,535,714	4,535,714	2.61%
Common Shares, Class B(5)(6)		36 shares	214,286	214,286	0.12%
Total			4,750,000	4,750,000	2.73%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 12/28/2018(2)(3)	Denver, CO/ Healthcare & Pharmaceuticals	$18,400,000	18,032,633	18,032,633	10.37%
Common Shares, Series A(5)		86,667 shares	1,500,000	1,500,000	0.86%
Total			19,532,633	19,532,633	11.23%
Holley Performance Products Term Loan-First Lien, Prime + 6.00%, Prime 3.50%, due 11/30/2017(2)	Bowling Green, KY/ Automotive	$12,500,000	12,345,646	12,345,646	7.10%
Refac Optical Group(8) Term A Loan-First Lien, L + 7.50%, LIBOR 0.2077%, due 3/23/2016(2)	Blackwood, NJ/ Retail	$3,780,408	3,780,408	3,780,408	2.18%
Term B Loan-First Lien, L + 8.50%, LIBOR 0.2077%, 1.75% PIK, due 3/23/2016(2)(3)		$6,098,781	6,098,781	6,098,781	3.51%
Total			9,879,189	9,879,189	5.69%
Securus Technologies Holdings Term Loan-Second Lien, Euro + 9.00%, Euro 1.75%, due 6/1/2018(2)	Dallas, TX/ Telecommunications	$12,000,000	12,119,671	12,120,000	6.97%
Snowman Holdings, LLC Term Loan-Unsecured, 11.00% cash, 2.00% PIK, due 1/11/2017(3)	Lebanon, IN/ Transportation: Cargo	$8,969,955	8,969,955	8,969,955	5.16%
SPM Capital, LLC Term Loan-First Lien, Euro + 5.50%, Euro 1.50%, due 10/31/2017(2)	Stamford, CT/ Capital Markets	$7,500,000	7,351,604	7,351,604	4.23%
Sportsmans Warehouse Holdings, Inc. Term Loan-First Lien, L + 7.00%, LIBOR 1.50%, due 11/13/2018(2)	Midvale, UT/ Retail	$10,000,000	9,902,063	9,902,062	5.70%
Studer Group, LLC (The) Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 3/29/2017(3)	Gulf Breeze, FL/ Services: Business	$16,639,880	16,639,880	16,639,880	9.57%
Woodstream Corp. Subordinated Debt-Unsecured, 12.00%, due 2/27/2015(2)	Lititz, PA/ Consumer Goods: Non-Durable	$3,017,977	2,910,987	2,906,244	1.67%
Woodstream Group, Inc. Senior Subordinated Note-Unsecured, 12.00%, due 2/27/2015	Lititz, PA/ Consumer Goods: Non-Durable	$31,982,023	30,797,965	30,797,965	17.72%
Total Non-controlled, non-affiliated investments			$195,455,671	$195,451,256	112.43%
LIABILITIES IN EXCESS OF OTHER ASSETS				(21,605,301)	(12.43)%
NET ASSETS				$173,845,955	100.00%

See Notes to Unaudited Consolidated Financial Statements.

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Coupon is subject to Prime and LIBOR floors.
(3)	Represents a payment-in-kind security which pays a portion of interest in additional par.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)	Security is non-income producing.
(6)	Common shares position will settle after December 31, 2012.
(7)	The loan will settle after December 31, 2012.
(8)	This instrument also includes an undrawn revolving loan commitment in an amount not to exceed $2,000,000, an interest rate of LIBOR plus 7.5%, and a maturity of March 23, 2016. This investment is accruing an unused fee of 0.50% per annum.

Abbreviation Legend
PIK — Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to qualify as a regulated investment company (“RIC”) for U.S. federal income tax purposes. The Company’s investment activities are managed by Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. Through its initial public offering the Company sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. As of June 30, 2013, the Company has raised $180,409,145 including (i) $500,010 of seed capital contributed by Stellus Capital, (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital, and (iii) $29,159,145 in connection with the acquisition of the Company’s initial portfolio. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

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

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. It sources investments primarily through the extensive network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

There were no shares of the Company outstanding for the period from Inception through June 30, 2012. As of June 30, 2012, the Company had not yet begun investment operations. Stellus Capital Management purchased the initial 100 shares for $500,010 in September, 2012. As such any per share data is not calculable as of June 30, 2012.

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

Cash and Cash Equivalents

At June 30, 2013, cash balances totaling $733,098 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at a large established high credit quality financial institution and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see footnote 9). On June 30, 2013, we held $10 million of U.S. Treasury Bills with a 25 day maturity purchased using $1 million in margin cash and the proceeds from a $9 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 1%. On July 1, 2013, we sold the remaining Treasury Bills, repaid the remainder of the loan from Raymond James and received back the $1 million margin payment (net of fees and expenses of $938).

On December 31, 2012, we held $50 million of U.S. Treasury Bills with a 30 day maturity purchased using $5 million in cash and the proceeds from a $45 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 1%. On January 2, 2013, we sold the Treasury Bills, repaid the $45 million loan from Raymond James and received back the $5 million margin payment (net of fees and expenses of $8,943).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Investments

As a business development company, the Company generally invests in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by the board of directors, the Company values investments for which market quotations are readily available at such market quotations. The Company obtains these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although the Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once quarterly. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board uses the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because there is not a readily available market for many of the investments in our portfolio, the fair value of most of our portfolio investments are determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

In following these approaches, the types of factors that are taken into account in fair value pricing investments include, as relevant, but not be limited to:

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
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

Capital Gains Incentive Fee

Under GAAP, the Company calculates the capital gains incentive fee payable to the Advisor as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional capital gains incentive fee accrued at a reporting date may vary from capital gains incentive fee that is ultimately realized and the differences could be material.

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

Payment-in-Kind Interest

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Investment Transaction Costs

Costs that are material associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

Payable for Unsettled Securities Transaction

The Company records all investments on a trade date basis.

U.S. Federal Income Taxes

The Company intends to elect to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (“Code”), and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

As of June 30, 2013 and December 31, 2012, the Company had $825,106 and $0, respectively, of undistributed ordinary income and capital gains. The character of the Company’s distributions is determined annually, based upon its taxable income for the full year and based upon distributions made for the full year. A determination of the character of distributions made on an interim basis may not be representative of the final determination based upon taxable income computed for the full year.

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

As of June 30, 2013 and December 31, 2012, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months and six months ended June 30, 2013.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no unvested shares as of June 30, 2013 or December 31, 2012. As a result, there is no difference between diluted earnings per share and basic per share amounts.

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with Stellus Capital. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital a base annual fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an annual incentive fee consisting of two parts. The first part of the annual incentive fee, which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized) and a “catch-up” feature. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee.

For the three months and six months ended June 30, 2013, the Company incurred base management fees payable to the Advisor of $1,041,199 and $1,925,202, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

For the three and six months ended June 30, 2013, the Company incurred $766,109 and $1,081,487, respectively, of incentive fees related to pre-incentive fee net investment income. As of June 30, 2013, $734,098 of such incentive fees are currently payable to the Advisor, and $32,010 of pre-incentive fee net investment income incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The second part of the annual incentive fee is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory agreement, as of the termination date) and equals 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. The capital gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). For the three and six months ended June 30, 2013, the Company adjusted its capital gains incentive fee accrual related to realized gains by $163,973 and $187,176, respectively and related to unrealized gains by ($62,985) and $180,584, respectively.

The total capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of June 30, 2013 and December 31, 2012 was $468,748 and $0, respectively. The capital gains incentive fee related to realized gains payable to the Company’s Advisor under the investment management agreement as of June 30, 2013 and December 31, 2012 was $117,599 and $0, respectively.

With respect to the incentive fee expense accrual relating to the capital gains incentive fee, GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for capital gains incentive fees includes an amount related to unrealized capital appreciation of $351,149 and $0 as of June 30, 2013 and December 31, 2012, respectively. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods.

For the years ending December 31, 2012 and December 31, 2013, the Advisor has agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering.

As of June 30, 2013 and December 31, 2012, the Company was not due any amount from Stellus Capital for reimbursement of expenses paid for by the Company that were the responsibility of Stellus Capital. Any such amounts due to the Company would be included in the Statement of Assets and Liabilities.

As of June 30, 2013 and December 31, 2012, the Company owed its independent directors $89,000 and $29,452, respectively, in total for unpaid director fees.

As agreed to in the Amended and Restated Side Agreement made and entered into as of November 12, 2012 by and between Stellus Capital and Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated, Stellus Capital has agreed to pay on behalf of the Company, 2.41% of the 6% underwriters sales load, or $3,320,280 in total, in connection with the Offering. Of this amount, $1,940,280 was paid on November 14, 2012, $460,000 was paid on March 25, 2013, $460,000 was paid on June 28, 2013 and the remaining $460,000 is due on September 30, 2013.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
December 7, 2012(1)	December 21, 2012	December 27, 2012	$0.18
March 7, 2013	March 21, 2013	March 28, 2013	$0.34
June 7, 2013	June 21, 2013	June 28, 2013	$0.34

(1)	The amount of the initial distribution was equal to an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with the Offering and is proportionately reduced to reflect the number of days remaining in the quarter after completion of the Offering.

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. Of the total distributions of $8,189,000 made to shareholders in 2013 through June 30, 2013, $7,749,111 was made in cash and the remainder in shares.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

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

At June 30, 2013, the Company had investments in 25 portfolio companies. The total cost and fair value of the investments were $260,614,004 and $262,185,828, respectively. The composition of our investments as of June 30, 2013 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$80,541,308	$80,733,973
Senior Secured – Second Lien	78,574,423	80,163,210
Unsecured Debt	99,783,987	99,574,359
Equity	1,714,286	1,714,286
Total Investments	$260,614,004	$262,185,828

At December 31, 2012, the Company had investments in 15 portfolio companies. The total cost and fair value of the investments were $195,455,671 and $195,451,256, respectively. The composition of our investments as of December 31, 2012 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$44,014,214	$44,014,214
Senior Secured – Second Lien	38,597,293	38,597,622
Unsecured Debt	111,129,878	111,125,134
Equity	1,714,286	1,714,286
Total Investments	$195,455,671	$195,451,256

The Company’s investment portfolio may contain loans which have a component that is unfunded and requires the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2013 and December 31, 2012, the Company had two and one such investments with aggregate unfunded commitments of $14,500,000 and $2,000,000, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$80,733,973	$80,733,973
Senior Secured – Second Lien	—	26,786,951	53,376,259	80,163,210
Unsecured Debt	—	—	99,574,359	99,574,359
Equity	—	—	1,714,286	1,714,286
Total Investments	$—	$26,786,951	$235,398,877	$262,185,828

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$44,014,214	$44,014,214
Senior Secured – Second Lien	—	12,120,000	26,477,622	38,597,622
Unsecured Debt	—	—	111,125,134	111,125,134
Equity	—	—	1,714,286	1,714,286
Total Investments	$—	$12,120,000	$183,331,256	$195,451,256

The aggregate value changes of Level 3 portfolio investments during the six months ended June 30, 2013 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Purchases of investments	50,311,802	38,722,500	12,692,587	—	101,726,889
Sales and Redemptions	(13,895,750)	(450,000)	(25,000,000)	—	(39,345,750)
Realized gains	6,492	6,552	903,322		916,366
Change in unrealized appreciation (depreciation)
included in earnings	192,665	1,172,564	(204,884)	—	1,160,345
Accretion of discount	104,550	23,592	58,200	—	186,342
Transfer from Level 2	—	—	—	—	—
Transfer to Level 2	—	(12,576,571)	—	—	(12,576,571)
Fair value at end of period	$92,956,338	$53,376,259	$87,351,994	$1,714,286	$235,398,877
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2013	$192,665	$1,172,564	$(204,884)	$—	$1,160,345

During the six months ended June 30, 2013, there were no transfers from Level 2 to Level 3.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

During the six months ended June 30, 2013, there were two transfers from Level 3 to Level 2 due to quoted prices available for the financial instruments.

The aggregate values of Level 3 portfolio investments changed during the period from Inception through December 31, 2012 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Purchases of investments	97,066,024	16,477,500	124,507,797	1,714,286	239,765,607
Sales and Redemptions	(53,057,372)	—	(13,400,740)	—	(66,458,112)
Change in unrealized appreciation (depreciation) included in earnings	—	—	(4,744)	—	(4,744)
Accretion of discount	5,562	122	22,821	—	28,505
Transfer from Level 2	—	10,000,000	—	—	10,000,000
Transfer to Level 2	—	—	—	—	—
Fair value at end of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2012	$—	$—	$(4,744)	$—	$(4,744)

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2013:

	Cost	Fair Value	% of Total Investments
Colorado	$36,222,535	$36,416,980	13.90%
Canada	27,851,919	28,085,330	10.71%
Texas	26,552,462	26,676,407	10.17%
New York	25,222,365	25,222,365	9.62%
Minnesota	20,117,198	20,209,298	7.71%
Kentucky	16,995,155	16,995,155	6.48%
Florida	16,808,553	16,808,553	6.41%
South Carolina	15,000,000	15,231,000	5.81%
Massachusetts	10,000,000	10,081,300	3.84%
Utah	9,858,883	9,999,750	3.81%
Pennsylvania	9,649,788	9,789,000	3.73%
New Jersey	9,268,855	9,268,855	3.54%
Indiana	9,060,881	9,060,881	3.46%
Puerto Rico	8,704,440	8,731,624	3.33%
Missouri	7,921,322	8,100,000	3.09%
Illinois	7,387,759	7,387,759	2.82%
Virginia	2,513,091	2,576,571	0.98%
Georgia	1,478,798	1,545,000	0.59%
	$260,614,004	$262,185,828	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Pennsylvania	$33,708,952	$33,704,209	17.24%
Canada	20,778,456	20,778,456	10.63%
Colorado	19,532,633	19,532,633	9.99%
Kentucky	17,095,646	17,095,646	8.75%
Florida	16,639,880	16,639,880	8.51%
South Carolina	15,000,000	15,000,000	7.67%
New York	13,000,000	13,000,000	6.65%
Texas	12,119,671	12,120,000	6.20%
Massachusetts	10,000,000	10,000,000	5.12%
Utah	9,902,063	9,902,062	5.07%
New Jersey	9,879,189	9,879,189	5.05%
Indiana	8,969,955	8,969,955	4.59%
Connecticut	7,351,604	7,351,604	3.76%
Georgia	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2013:

	Cost	Fair Value	% of Total Investments
Services: Business	$36,671,392	$36,904,803	14.08%
Healthcare & Pharmaceuticals	35,566,612	35,340,402	13.48%
High Tech Industries	28,376,839	28,376,839	10.82%
Media: Broadcasting & Subscription	22,921,322	23,331,000	8.90%
Telecommunications	22,252,754	22,414,401	8.55%
Energy: Oil & Gas	19,621,144	19,643,577	7.49%
Retail	19,127,738	19,268,605	7.35%
Beverage, Food, & Tobacco	16,669,216	17,212,500	6.57%
Finance	12,222,365	12,222,365	4.66%
Automotive	12,203,449	12,203,449	4.65%
Software	11,478,798	11,626,300	4.43%
Consumer Goods: Non-Durable	9,649,788	9,789,000	3.73%
Transportation: Cargo	9,060,881	9,060,881	3.46%
Metals & Mining	4,791,706	4,791,706	1.83%
	$260,614,004	$262,185,828	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Consumer Goods: Non-Durable	$33,708,952	$33,704,209	17.24%
Services: Business	31,117,502	31,117,501	15.93%
High Tech Industries	30,778,456	30,778,456	15.75%
Health & Pharmaceuticals	26,884,237	26,884,237	13.75%
Retail	19,781,252	19,781,252	10.12%
Media: Broadcasting & Subscription	15,000,000	15,000,000	7.67%
Automotive	12,345,646	12,345,646	6.32%
Telecommunications	12,119,671	12,120,000	6.20%
Transportation: Cargo	8,969,955	8,969,955	4.59%
Metals & Mining	4,750,000	4,750,000	2.43%
	$195,455,671	$195,451,256	100.00%

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$80,733,973	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality(3)	-.34% to .39% (.09%)
Second lien debt	$53,376,259	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality(3)	-.24% to -.82% (.01%)
Unsecured debt	$99,574,359	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality(3)	-.02% to 3.48% (.67%)
Equity investments	$1,714,286	Market approach(4)	Underwriting multiple/EBITDA Multiple	5x to 12x
Total Long Term Level 3 Investments	$235,398,877

(1)	Weighted average based on fair value as of June 30, 2013.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan's yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay's high yield indexes, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant increases (decreases) in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads and the risk

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

free rates between the date a loan closed and the valuation date ranged from -.34% (34 basis points) to .39% (39 basis points). The average of all changes was -.09%.
(4)	The primary significant unobservable input used in the fair value measurement of the Company's equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2012:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$44,014,214	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality(3)	-.22% to.11% (-.12%)
Second lien debt	$26,477,622	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality(3)	-.49% to -.18% (-.30%)
Unsecured debt	$111,125,134	Income/Market approach(2)	HY credit spreads, Risk free rates, credit quality(3)	-.31% to.03% (-.20%)
Equity investments	$1,714,286	Market approach(4)	Underwriting multiple/EBITDA Multiple	5x to 12x
Total Long Term Level 3 Investments	$183,331,256

(1)	Weighted average based on fair value as of December 31, 2012.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads and the risk free rates between the date a loan closed and the valuation date ranged from -.22% (22 basis points) to .11% (11 basis points). The average of all changes was -.12%.
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

The Company issued 30,996 shares of common stock during the six months ended June 30, 2013 in connection with the stockholder distribution reinvestment.

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three months and six months ended June 30, 2013.

	Three months ended June 30, 2013	Six months ended June 30, 2013
Net increase in net assets resulting from operations	$4,477,595	$10,009,713
Average common shares	12,050,618	12,043,117
Basic and diluted earnings per common share	$0.37	$0.83

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

NOTE 8 — FINANCIAL HIGHLIGHTS

	Six months ended June 30, 2013 (Unaudited)	Three months ended June 30, 2013 (Unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.45	$14.56
Net investment income	0.64	0.33
Change in unrealized appreciation (depreciation)	0.11	0.04
Realized gain	0.08	0.01
Total from investment operations	0.83	0.38
Stockholder distributions	(0.68)	(0.34)
Net asset value at end of period	$14.60	$14.60
Per share market value at end of period	$15.05	$15.05
Total return based on market value(2)	3.95%	(4.28)%
Weighted average shares outstanding at end of period	12,043,117	12,050,618
Ratio/Supplemental Data:
Net assets at end of period	$176,106,557	$176,106,557
Average net assets(3)	$174,715,502	$175,520,716
Annualized ratio of net operating expenses to net assets(3)	7.02%	7.67%
Annualized ratio of net investment income to net assets(3)	8.77%	9.05%
Portfolio Turnover(4)	21%	9%

(1)	Financial highlights are based on shares outstanding as of June 30, 2013.
(2)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income to average net assets are adjusted accordingly.
(4)	Calculated as payoffs divided by average portfolio balance.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. As of June 30, 2013, the Credit Facility provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. The exercise of the accordion will require sufficient borrowing base and additional commitments from the existing lender group and/or new lenders.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2013, the Company was in compliance with these covenants.

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

As of June 30, 2013 and December 31, 2012, $91,000,000 and $38,000,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. As of June 30, 2013 and December 31, 2012, $1,716,629 and $1,947,820 of such prepaid loan structure fees had yet to be amortized, respectively.

For the three months ended June 30, 2013 the effective interest rate under the Credit Facility was approximately 3.4% (approximately 4.0% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $718,219 for the three months ended June 30, 2013, of which $512,790 was interest expense, $125,532 was amortization of loan fees paid on the Credit Facility, $67,430 related to commitment fees on the unused portion of the Credit Facility, and $12,467 related to loan administration fees.

For the six months ended June 30, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.0% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1,284,759 for the six months ended June 30, 2013, of which $849,668 was interest expense, $249,685 was amortization of loan fees paid on the Credit Facility, $160,611 related to commitment fees on the unused portion of the Credit Facility, and $24,795 related to loan administration fees. The Company paid $548,126 and $870,980 in interest expense and unused commitment fees for the three and six months ended June 30, 2013, respectively. The average borrowings under the Credit Facility for the three and six months ended June 30, 2013 were $61,648,352 and $51,110,497, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS

Investment Portfolio

On July 17, 2013, we made a $14,800,000 investment in the second lien loan of Help Systems.

On August 1, 2013, we received full repayment on our second lien term loan of Baja Broadband at par resulting in total proceeds of $15,000,000.

These two transactions bring the investment portfolio to approximately $261,820,000 and the average investment per company to $10,500,000.

Credit Facility

On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000 which increased the total commitments to $135,000,000 under the facility.

The outstanding balance under the Credit Facility as of August 2, 2013 was $87,000,000 due to the additional borrowings and repayments subsequent to June 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Stellus Capital Management, LLC;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Stellus Capital Management, LLC to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Stellus Capital Management, LLC to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC; and
•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

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

Overview

We were organized as a Maryland corporation on May 18, 2012 and formally commenced operations on November 7, 2012. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies.

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

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, we acquired our initial portfolio on November 7, 2012. The total consideration paid was $194.4 million, consisting of $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share, or $194.4 million in total for 11 companies (excluding accrued interest of approximately $2.3 million) from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management, LLC serves as a non-discretionary sub-adviser.

We financed the cash portion of the acquisition of our initial portfolio by (i) borrowing $152.5 million under a $156 million credit facility led by SunTrust Bank (the “Bridge Facility”) and (ii) using the $12.7 million of proceeds we received in connection with the sale of shares of our common stock in a private placement transaction to certain purchasers, including persons and entities associated with Stellus Capital Management, LLC, at a purchase price of $15.00 per share.

On November 13, 2012, we completed our initial public offering (“IPO”) and sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of their overallotment option) of our common stock through a group of underwriters at an initial public offering price of $15.00 per share. We received $132.2 million of total net proceeds in connection with the IPO. We used the net proceeds from our IPO and borrowings under the Credit Facility (as described below) to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

On November 13, 2012, we entered into a senior secured revolving credit facility (the “Credit Facility”), which provides for borrowings in an aggregate amount up to $115 million on a committed basis and an accordion for an additional $35 million for a total facility size of $150 million. The exercise of the accordion will require sufficient borrowing base and additional commitments from the existing lender group and/or new lenders. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 3.00% with no LIBOR floor or (ii) 2.00% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 12, 2016. As of June 30, 2013, we had $91 million in borrowings outstanding under the Credit Facility.

The Company incurred costs of $2.0 million in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. As of June 30, 2013, $1.7 million of such prepaid loan structure fees have yet to be amortized.

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

As of June 30, 2013, we had $262.2 million (at fair value) invested in 25 companies. As of June 30, 2013, our portfolio included approximately 30.8% of first lien debt, 30.6% of second lien debt, 38.0% of mezzanine debt and 0.6% of equity investments at fair value.

As of December 31, 2012, we had $195.5 million (at fair value) invested in 15 companies. As of December 31, 2012, our portfolio included approximately 22.5% of first lien debt, 19.7% of second lien debt, 56.9% of mezzanine debt and 0.9% of equity investments at fair value.

The composition of our investments as of June 30, 2013 and December 31, 2012 was as follows:

	As of June 30, 2013		As of December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Senior Secured – First Lien	$80,541,308	$80,733,973	$44,014,214	$44,014,214
Senior Secured – Second Lien	78,574,423	80,163,210	38,597,293	38,597,622
Unsecured Debt	99,783,987	99,574,359	111,129,878	111,125,134
Equity	1,714,286	1,714,286	1,714,286	1,714,286
Total Investments	$260,614,004	$262,185,828	$195,455,671	$195,451,256

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2013:

	Cost	Fair Value	% of Total Investments
Colorado	$36,222,535	$36,416,980	13.90%
Canada	27,851,919	28,085,330	10.71%
Texas	26,552,462	26,676,407	10.17%
New York	25,222,365	25,222,365	9.62%
Minnesota	20,117,198	20,209,298	7.71%
Kentucky	16,995,155	16,995,155	6.48%
Florida	16,808,553	16,808,553	6.41%
South Carolina	15,000,000	15,231,000	5.81%
Massachusetts	10,000,000	10,081,300	3.84%
Utah	9,858,883	9,999,750	3.81%
Pennsylvania	9,649,788	9,789,000	3.73%
New Jersey	9,268,855	9,268,855	3.54%
Indiana	9,060,881	9,060,881	3.46%
Puerto Rico	8,704,440	8,731,624	3.33%
Missouri	7,921,322	8,100,000	3.09%
Illinois	7,387,759	7,387,759	2.82%
Virginia	2,513,091	2,576,571	0.98%
Georgia	1,478,798	1,545,000	0.59%
	$260,614,004	$262,185,828	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Pennsylvania	$33,708,952	$33,704,209	17.24%
Canada	20,778,456	20,778,456	10.63%
Colorado	19,532,633	19,532,633	9.99%
Kentucky	17,095,646	17,095,646	8.75%
Florida	16,639,880	16,639,880	8.51%
South Carolina	15,000,000	15,000,000	7.67%
New York	13,000,000	13,000,000	6.65%
Texas	12,119,671	12,120,000	6.20%
Massachusetts	10,000,000	10,000,000	5.12%
Utah	9,902,063	9,902,062	5.07%
New Jersey	9,879,189	9,879,189	5.05%
Indiana	8,969,955	8,969,955	4.59%
Connecticut	7,351,604	7,351,604	3.76%
Georgia	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2013:

	Cost	Fair Value	% of Total Investments
Services: Business	$36,671,392	$36,904,803	14.08%
Healthcare & Pharmaceuticals	35,566,612	35,340,402	13.48%
High Tech Industries	28,376,839	28,376,839	10.82%
Media: Broadcasting & Subscription	22,921,322	23,331,000	8.90%
Telecommunications	22,252,754	22,414,401	8.55%
Energy: Oil & Gas	19,621,144	19,643,577	7.49%
Retail	19,127,738	19,268,605	7.35%
Beverage, Food, & Tobacco	16,669,216	17,212,500	6.57%
Finance	12,222,365	12,222,365	4.66%
Automotive	12,203,449	12,203,449	4.65%
Software	11,478,798	11,626,300	4.43%
Consumer Goods: Non-Durable	9,649,788	9,789,000	3.73%
Transportation: Cargo	9,060,881	9,060,881	3.46%
Metals & Mining	4,791,706	4,791,706	1.83%
	$260,614,004	$262,185,828	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Consumer Goods: Non-Durable	$33,708,952	$33,704,209	17.24%
Services: Business	31,117,502	31,117,501	15.93%
High Tech Industries	30,778,456	30,778,456	15.75%
Health & Pharmaceuticals	26,884,237	26,884,237	13.75%
Retail	19,781,252	19,781,252	10.12%
Media: Broadcasting & Subscription	15,000,000	15,000,000	7.67%
Automotive	12,345,646	12,345,646	6.32%
Telecommunications	12,119,671	12,120,000	6.20%
Transportation: Cargo	8,969,955	8,969,955	4.59%
Metals & Mining	4,750,000	4,750,000	2.43%
	$195,455,671	$195,451,256	100.00%

At June 30, 2013, our average portfolio company investment at amortized cost and fair value was approximately $10.4 million and $10.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $21.0 million and $21.0 million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $13.0 million and $13.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $33.0 million and $33.0 million, respectively.

At June 30, 2013, 55% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 45% bore interest at fixed rates. At December 31, 2012, 40% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2013 and December 31, 2012 was approximately 11.7% and 12.5%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of June 30, 2013 and December 31, 2012, we had cash of $1.0 million and $12.1 million, respectively, and United States Treasury securities of $10.0 million and $50.0 million, respectively. The United States Treasury securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

On November 7, 2012, we acquired our initial portfolio for $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share, or $194.4 million in total (excluding accrued interest of approximately $2.3 million) from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management, LLC serves as a non-discretionary sub-adviser. Our initial portfolio was comprised of a portion of the loans to middle-market companies that were originated over the previous three years by the Stellus Capital Management, LLC investment team during their time with the D. E. Shaw group and were selected for our initial portfolio because they are similar to the type of investments we originate. Our initial portfolio included middle-market loans that had an internal risk rating of 2 or better (i.e., investments that were performing at or above expectations and whose risks were neutral or favorable compared to the expected risk at the time of the original investment).

During the three months ended June 30, 2013, we made $80.8 million of investments in seven new portfolio companies and one to an existing portfolio company. During the six months ended June 30, 2013, we made $112 million of investments in 11 new portfolio companies and one to an existing portfolio company.

During the three months ended June 30, 2013, we received $23.8 million in proceeds principally from prepayments of our investments, including $1.3 million from amortization of certain other investments. During the six months ended June 30, 2013, we received $49 million in proceeds principally from prepayments of our investments, including $1.5 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management, LLC uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our investments at fair value:

	As of June 30, 2013			As of December 31, 2012
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$19.1	7%	2	$—	—%	—
2	230.1	88%	22	195.5	100	15
3	13.0	5%	1	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—
	$262.2		25	$195.5	100%	15

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2013 and December 31, 2012, we had no loans on non-accrual.

Results of Operations for the Three Months and Six Months Ended June 30, 2013

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

Investment income for the three months and six months ended June 30, 2013 totaled $7.3 million and $13.8 million, respectively, and was entirely composed of interest income.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management, LLC under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
•	transfer agent and custodial fees;
•	out-of-pocket fees and expenses associated with marketing efforts;
•	federal and state registration fees and any stock exchange listing fees;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•	direct costs, such as printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
•	other expenses incurred by Stellus Capital Management, LLC or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses for the three months and six months ended June 30, 2013 totaled $3.3 million and $6.1 million, respectively and consisted of base management fees, incentive fees, administrative services expenses, fees related to the Credit Facility, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fee for the three months and six months ended June 30, 2013 was $1.0 million and $1.9 million, respectively.

For the three and six months ended June 30, 2013, the Company incurred incentive fees totaling $0.9 million and $1.5 million, respectively. For the three and six months ended June 30, 2013, the Company adjusted its capital gains incentive fee accrual related to realized gains by ($0.1) million and $0.1 million respectively and related to unrealized gains by $0.2 million and $0.3 million respectively.

The total capital gains incentive fee payable to Stellus Capital Management, LLC, the Company’s advisor, under the investment management agreement as of June 30, 2013 and December 31, 2012 was $0.4 million and $0, respectively. The capital gains incentive fee related to realized gains payable to the Company’s advisor under the investment management agreement as of June 30, 2013 and December 31, 2012 was $0.1 million and $0, respectively.

Borrowings under the Credit Facility were $91.0 million and $38.0 million as of June 30, 2013 and December 31, 2012, respectively.

For the three months ended June 30, 2013 the effective interest rate under the Credit Facility was approximately 3.4% (approximately 4.0% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $718,219 for the three months ended June 30, 2013, of which $512,790 was interest expense, $125,532 was amortization of loan fees paid on the Credit Facility, $67,430 related to commitment fees on the unused portion of the Credit Facility, and $12,467 related to loan administration fees.

For the six months ended June 30, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.0% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1,284,759 for the six months ended June 30, 2013, of which $849,668 was interest expense, $249,685 was amortization of loan fees paid on the Credit Facility, $160,611 related to commitment fees on the unused portion of the Credit Facility, and $24,795 related to loan administration fees.

The Company paid $548,126 and $870,980 in interest expense and unused commitment fees for the three and six months ended June 30, 2013, respectively. The average borrowings under the Credit Facility for the three and six months ended June 30, 2013 were $61.6 million and $51.1 million, respectively.

Administrative services expenses for the three months ended June 30, 2013 totaled $228,535, $111,167 of which was related to our third party administrator and $117,368 of which was allocated to us from Stellus Capital Management, LLC. Administrative expenses for the six months ended June 30, 2013 totaled $399,576, $210,777 of which was related to our third party administrator and $188,799 of which was allocated to us from Stellus Capital. Expenses for valuation, professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the three months and six months ended June 30, 2013 totaled $513,520 and $967,854, respectively. Expenses for valuation, professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the three months and six months ended June 30, 2012 totaled $126,628 and $126,628, respectively.

Net Investment Income

For the three months ended June 30, 2013, net investment income was $4.0 million, or $0.33 per common share (based on 12,050,618 weighted-average common shares outstanding at June 30, 2013). Net investment income includes incremental accruals of $0.1 million of incentive fees related to realized and unrealized capital gains.

For the six months ended June 30, 2013, net investment income was $7.7 million, or $0.64 per common share (based on 12,043,117 weighted-average common shares outstanding at June 30, 2013). Net investment income includes accruals of $0.5 million of incentive fees related to realized and unrealized capital gains.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the three months ended June 30, 2013 totaled $23.8 million and net realized gains totaled $0.1 million. Repayments of investments and amortization of other certain investments for the six months ended June 30, 2013 totaled $49.0 million and net realized gains totaled $1.0 million.

Net Change in Unrealized Appreciation of Investments and Cash Equivalents

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents for the three and six months ended June 30, 2013 totaled $0.4 million and $1.3 million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2013, net increase in net assets resulting from operations totaled $4.5 million, or $.37 per common share (based on 12,050,618 weighted-average common shares outstanding at June 30, 2013). For the six months ended June 30, 2013, net increase in net assets resulting from operations totaled $10.0 million, or $0.83 per common share (based on 12,043,117 weighted-average common shares outstanding at June 30, 2013).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $60.3 million for the six months ended June 30, 2013, primarily in connection with the purchase of investments. Our operating activities used cash of $0.1 million for the six months ended June 30, 2012, primarily related to the formation of the Company. Our financing activities for the six months ended June 30, 2013 provided cash of $9.1 million primarily from borrowings under the Credit Facility.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2013 Annual Meeting of Stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) May 23, 2014, the one year anniversary of our 2013 Annual Meeting of Stockholders, or (ii) the date of our 2014 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage at all times. As of June 30, 2013 and December 31, 2012 our asset coverage ratio was 276% and 309%, respectively.

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

As of June 30, 2013 and December 31, 2012, we had cash of $1.0 million and $12.1 million, respectively, and United States Treasury securities of $10.0 million and $25.0 million, respectively.

Credit Facility

The Credit Facility is a syndicated multi-currency facility and provides for borrowings up to $115 million and matures in November 2016. As of June 30, 2013, we had $91 million of borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility generally bear interest at LIBOR plus 3.00%. The Credit Facility size may be increased up to $150 million, subject to certain conditions, with additional new lenders or through an increase in commitments of current lenders. The Credit Facility is a four-year revolving facility secured by substantially all of our investment portfolio assets. The Credit Facility contains affirmative and restrictive covenants, including but not limited to maintenance of a minimum shareholders’ equity amount and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0. In addition to the asset coverage ratio described in the preceding sentence, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio. We have also generally agreed under the terms of the Credit Facility not to incur any additional secured indebtedness. In addition, we have agreed not to incur any additional unsecured indebtedness that has a maturity date prior to the maturity date of the Credit Facility. Furthermore, the Credit Facility contains a covenant requiring us to maintain compliance with RIC provisions at all times, subject to certain remedial provisions.

Other

We have applied for a license to form a SBIC subsidiary; however, the application is subject to approval by the SBA and we can make no assurances that the SBA will approve our application. The SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements. SBA guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us, and we believe therefore would represent an attractive source of debt capital.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2013, our only off-balance sheet arrangements consisted of $14.5 million of unfunded commitments, which was comprised of $14.5 million to provide debt financing to two of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of $2.0 million of unfunded commitments, which was comprised of $2.0 million to provide debt financing to one of our portfolio companies.

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

Capital Gains Incentive Fee

Under GAAP, the Company calculates the capital gains incentive fee payable to the Advisor as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional capital gains incentive fee accrued at a reporting date may vary from capital gains incentive fee that is ultimately realized and the differences could be material.

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

Recent Developments

On July 17, 2013, the Company made a $14.8 million investment in the second lien loan of Help Systems.

On August 1, 2013, the Company received full repayment on our second lien term loan of Baja Broadband at par resulting in total proceeds of $15 million.

These two transactions bring the investment portfolio to approximately $261.8 million and the average investment per company to $10.5 million.

On July 29, 2013, the Company received stockholder approval to sell or otherwise issue up to 25% of the Company’s common stock at an offering price that is below the Company’s then current net asset value per share.

On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20.0 million which increased the total commitments to $135.0 million under the Credit Facility.

The outstanding balance under the Credit Facility as of August 2, 2013 was $87.0 million due to the additional borrowings and repayments subsequent to June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2013, 55%, based on market value, or 17 of the loans in our portfolio bore interest at floating rates. Fifteen of these 17 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. At December 31, 2012, 40%, or nine of the loans in our portfolio bore interest at floating rates. Seven of these nine loans in our portfolio had interest rate floors, which effectively converted the loans to fixed rate loans. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2013 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $24 thousand due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For period since Inception (May 18, 2012) through December 31, 2012 and the six months ended June 30, 2013, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility. As of June 30, 2013, we had not entered into any interest rate hedging arrangements. At June 30, 2013, based on our applicable levels of our Credit

Facility, a 1% increase in interest rates would have decreased our net income by approximately $149,917 and $247,056 for the three and six months ended June 30, 2013, respectively.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there has been no material changes during the six months ended June 30, 2013 in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or BBA, in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations and reviews of the framework for the setting of LIBOR by regulators and governmental authorities in various jurisdictions are ongoing. In this regard, the recommendation of one governmental committee undertaking such a review will result in the transfer of the administration of LIBOR to NYSE Euronext Rates Administration Limited in early 2014.

Actions by the LIBOR administrator, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we issued 15,747 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued during the three months ended June 30, 2013, under the dividend reinvestment plan was approximately $225,182.

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

STELLUS CAPITAL INVESTMENT CORPORATION

Dated: August 6, 2013

By:	/s/ Robert T. Ladd Name: Robert T. Ladd Title: Chief Executive Officer and President
By:	/s/ W. Todd Huskinson Name: Robert T. Ladd Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.