Form 10-Q
period 2013-09-30
Stellus Capital Investment Corp
filed 2013-11-12
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 12, 2013 was 12,082,222.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $242,598,120 and $195,455,671, respectively)	$243,625,309	$195,451,256
Cash and cash equivalents	23,585,780	62,131,686
Interest receivable	4,150,618	2,573,831
Prepaid loan structure fees	1,684,565	1,947,820
Prepaid expenses	52,480	438,384
Total Assets	273,098,752	262,542,977
LIABILITIES
Payable for investments purchased	—	4,750,000
Credit facility payable	85,000,000	38,000,000
Short-term loan	8,999,933	45,000,943
Base management fees payable	1,140,676	527,034
Incentive fees payable	1,262,914	—
Accrued offering costs	—	147,123
Interest payable	292,159	66,477
Directors' fees payable	76,000	29,452
Other accrued expenses and liabilities	267,625	175,993
Total Liabilities	97,039,307	88,697,022
Net Assets	$176,059,445	$173,845,955
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,082,222 and 12,035,023 shares issued and outstanding, respectively)	$12,082	$12,035
Paid-in capital	175,384,594	174,714,838
Accumulated undistributed net realized gain	1,007,978	—
Distributions in excess of net investment income	(1,372,398)	(874,986)
Unrealized appreciation (depreciation) on investments and cash equivalents	1,027,189	(5,932)
Net Assets	$176,059,445	$173,845,955
Total Liabilities and Net Assets	$273,098,752	$262,542,977
Net Asset Value Per Share	$14.57	$14.45

See Notes to Unaudited Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the period from Inception (May 18, 2012) through September 30, 2012
INVESTMENT INCOME
Interest income	$7,604,636	$—	$20,640,265	$—
Other income	312,995	—	1,065,033	—
Total Investment Income	7,917,631	—	21,705,298	—
OPERATING EXPENSES
Management fees	1,140,675	—	3,065,877	—
Valuation fees	154,785	—	358,495	—
Administrative services expenses	220,249	—	619,825	—
Incentive fees	746,637	—	2,296,873	—
Professional fees	254,533	138,365	477,995	264,993
Directors' fees	76,000	—	254,000	—
Insurance expense	119,695	—	354,933	—
Interest expense and other fees	968,674	—	2,253,433	—
Other general and administrative expenses	102,388	—	229,832	—
Total Operating Expenses	3,783,636	138,365	9,911,263	264,993
Net Investment Income (Loss)	4,133,995	(138,365)	11,794,035	(264,993)
Net Realized Gain on Investments and Cash Equivalents	5,061	—	1,007,978	—
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	(313,635)	—	1,033,121	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,825,421	$(138,365)	$13,835,134	$(264,993)
Net Investment Income Per Share	$0.34	$—	$0.98	$—
Net Increase in Net Assets Resulting from Operations Per Share	$0.32	$—	$1.15	$—
Weighted Average Shares of Common Stock Outstanding	12,066,548	—	12,051,013	—

See Notes to Unaudited Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the nine months ended September 30, 2013 (Unaudited)	For the Period from Inception (May 18, 2012) through September 30, 2012 (Unaudited)
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$11,794,035	$(264,993)
Net realized gain on investments and cash equivalents	1,007,978	—
Net change in unrealized appreciation on investments and cash equivalents	1,033,121	—
Net Increase (Decrease) in Net Assets Resulting from Operations	13,835,134	(264,993)
Stockholder distributions
Distributions	(12,291,447)	—
Capital share transactions
Issuance of common stock	669,803	—
Net increase in net assets resulting from capital share transactions	669,803	—
Total increase (decrease) in net assets	2,213,490	(264,993)
Net assets at beginning of period	173,845,955	—
Net assets at end of period (includes $869,640 and $0 of undistributed net investment income)	$176,059,445	$(264,993)

See Notes to Unaudited Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2013 (Unaudited)	For the Period from Inception (May 18, 2012) through September 30, 2012 (Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$13,835,134	$(264,993)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(129,073,679)	—
Proceeds from sales and repayments of investments	84,105,057	—
Net change in unrealized appreciation on investments	(1,031,604)	—
Increase in investments due to PIK	(854,644)	—
Accretion of discount	(308,299)	—
Net realized gain on investments	(1,010,884)	—
Changes in other assets and liabilities
Increase in interest receivable	(1,576,787)	—
Decrease in prepaid expenses and fees	649,159	—
Decrease in payable for investments purchased	(4,750,000)	—
Increase in management fees payable	613,642	—
Increase in directors' fees payable	46,548	—
Increase in incentive fees payable	1,262,914	—
Increase in interest payable	225,682	—
Increase in other accrued expenses and liabilities	91,632	264,993
Net cash used in operating activities	(37,776,129)	—
Cash flows from financing activities
Offering costs paid	(147,123)	—
Stockholder distributions paid	(11,621,644)	—
Borrowings under credit facility	47,000,000	—
Paydowns of short-term loan	(36,001,010)	—
Net cash used in financing activities	(769,777)	—
Net decrease in cash and cash equivalents	(38,545,906)	—
Cash and cash equivalents balance at beginning of period	62,131,686	—
Cash and cash equivalents balance at end of period	$23,585,780	$—
Non-cash items
Shares issued pursuant to Dividend Reinvestment Plan	$669,803	$—

See Notes to Unaudited Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)
SEPTEMBER 30, 2013

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments(10)
Aderant North America, Inc. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 6/20/2019	Atlanta, GA Software	$1,500,000	$1,479,446	$1,476,150	0.84%
Ascend Learning, LLC Term Loan-Second Lien, Euro + 10.00%, Euro floor 1.50%, due 12/6/2017	Burlington, MA Software	$10,000,000	10,000,000	10,088,000	5.73%
Atkins Nutritional Holdings II, Inc. Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019	Denver, CO Beverage, Food, & Tobacco	$17,000,000	16,679,376	17,255,000	9.80%
ATX Networks Corp. Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(2)(3)	West Ajax, Ontario High Tech Industries	$21,095,192	21,095,192	21,095,192	11.98%
Binder and Binder Term Loan-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(2)	Hauppauge, NY Services: Business	$13,066,444	13,066,444	13,066,444	7.42%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/9/2016	Lexington, KY Metals & Mining	$5,000,000	4,600,626	4,600,500	2.61%
Common Shares, Class B(4)		36 shares	214,286	335,224	0.19%
Total			4,814,912	4,935,724	2.80%
Colford Capital Holdings, LLC(5) Term Loan-Senior Secured, 12.25%, due 5/31/2018(3)	New York, NY Finance	$12,500,000	12,232,466	12,232,466	6.95%
ConvergeOne Holdings Corp. Term Loan-First Lien, L + 8.00%, LIBOR floor 1.25%, due 5/8/2019	Eagan, MN Telecommunications	$12,902,500	12,718,236	12,822,504	7.28%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018(2)	Denver, CO Healthcare & Pharmaceuticals	$18,400,000	18,064,192	18,041,200	10.25%
Common Shares, Series A(4)		86,667 shares	1,500,000	1,573,897	0.89%
Total			19,564,192	19,615,097	11.14%
Grupo HIMA San Pablo, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/31/2018	San Juan, PR Healthcare & Pharmaceuticals	$4,975,000	4,886,065	4,683,465	2.66%
Term Loan-Second Lien, 13.75%, due 7/31/2018		$4,000,000	3,816,169	3,548,400	2.02%
Total			8,702,234	8,231,865	4.68%
Help Systems LLC Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.00%, due 6/28/2020	Eden Prairie, MN Software	$15,000,000	14,779,447	14,779,500	8.40%
Holley Performance Products Term Loan-First Lien, Prime + 6.00%, Prime floor 3.50%, due 11/30/2017	Bowling Green, KY Automotive	$12,187,500	12,055,183	12,309,375	6.99%
Livingston International, Inc. Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020(3)	Toronto, Ontario Services: Business	$7,000,000	6,866,357	7,048,300	4.00%
Refac Optical Group(6) Term A Loan-First Lien, L + 7.50%, due 9/30/2018(9)	Blackwood, NJ Retail	$3,026,454	3,026,454	3,026,454	1.72%
Term B Loan-First Lien, L + 8.50% cash, 1.75% PIK, due 9/30/2018(2)(9)		$6,134,862	6,134,862	6,134,862	3.48%
Total			9,161,316	9,161,316	5.20%
Securus Technologies Holdings Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021	Dallas, TX Telecommunications	$7,000,000	6,932,794	6,904,100	3.92%
Snowman Holdings, LLC(7) Term Loan-Unsecured, 12.50%, due 2/15/2019	Lebanon, IN Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.34%
SPM Capital, LLC Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017	Bloomington, MN Healthcare & Pharmaceuticals	$7,425,000	7,296,796	7,425,000	4.22%
Studer Group, LLC (The)(8) Term Loan-Unsecured, 12.00%, due 1/31/2019	Gulf Breeze, FL Services: Business	$16,893,530	16,893,530	16,893,530	9.60%

See Notes to Unaudited Financial Statements.

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Telecommunications Management, LLC Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/2020	Sikeston, MO Media: Broadcasting & Subscription	$8,000,000	7,923,260	8,120,000	4.61%
Telular Corp. Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020	Chicago, IL High Tech Industries	$7,500,000	7,390,621	7,390,500	4.20%
Transaction Network Services, Inc. Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 8/14/2020	Reston, VA Telecommunications	$2,550,000	2,513,997	2,585,190	1.47%
Varel International Energy Funding Corp. Term Loan-First Lien, L + 7.75%, LIBOR floor 1.50%, due 7/17/2017	Dallas, TX Energy: Oil & Gas	$9,775,000	9,603,620	9,603,937	5.46%
Woodstream Corp. Senior Subordinated Note-Unsecured, 11.00%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$9,137,721	8,818,718	8,604,992	4.89%
Woodstream Group, Inc. Senior Subordinated Debt-Unsecured, 11.00%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$862,279	840,865	812,009	0.46%
Total Non-controlled, non-affiliated investments			$242,598,120	$243,625,309	138.38%
Cash Equivalents United States Treasury Bills 0% due 10/24/2013			9,999,933	9,999,933	5.68%
LIABILITIES IN EXCESS OF OTHER ASSETS				(77,565,797)	(44.06)%
NET ASSETS				$176,059,445	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(3)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(4)	Security is non-income producing.
(5)	This investment also includes a delayed draw term loan commitment in an amount not to exceed $12,500,000, an interest rate of 12.25%, and a maturity of May 31, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(6)	This investment also includes an undrawn revolving loan commitment in an amount not to exceed $2,000,000, an interest rate of LIBOR plus 7.5%, and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(7)	This investment amended its maturity to 2/15/19 on 8/15/13. The interest rate was amended from 11% cash pay plus 2% PIK to 12.5% cash pay.
(8)	This investment amended its maturity to 1/31/19 on 7/23/13. The interest rate was amended from 12% cash pay plus 2% PIK to 12% cash pay.
(9)	This investment amended its maturity to 9/30/18 on 9/30/13.
(10)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled, non-affiliated investments and cash, but exclude cash equivalents.

Abbreviation Legend
PIK — Payment-In-Kind

See Notes to Unaudited Financial Statements.

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
September 30, 2013
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

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. Through its initial public offering the Company sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. As of September 30, 2013, the Company has raised $180,409,145 including (i) $500,010 of seed capital contributed by Stellus Capital, (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital, and (iii) $29,159,145 in connection with the acquisition of the Company’s initial portfolio. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2013 and September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments.

The accounting records of the Company are maintained in U.S. dollars.

As of September 30, 2012, the Company had not yet begun investment operations. Stellus Capital Management purchased the initial 100 shares for $500,010 in September 2012. As such any per share data is not calculable as of September 30, 2012.

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

Cash and Cash Equivalents

At September 30, 2013, cash balances totaling $13,335,847 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see footnote 9). On September 30, 2013, we held $10 million of U.S. Treasury Bills with a 25 day maturity purchased using $1 million in margin cash and the proceeds from a $9 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 1%. On October 1, 2013, we sold the remaining Treasury Bills, repaid the remainder of the loan from Raymond James and received back the $1 million margin payment (net of fees and expenses of $1,125).

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
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

Unrealized Gains Incentive Fee

Under GAAP, the Company calculates the unrealized gains incentive fee payable to the Advisor as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional unrealized gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional unrealized gains incentive fee accrued at a reporting date may vary from the incentive fee that is ultimately realized and the differences could be material.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

As of September 30, 2013 and December 31, 2012, the Company had $869,640 and $0, respectively, of undistributed ordinary income and gains. The character of the Company’s distributions is determined annually, based upon its taxable income for the full year and based upon distributions made for the full year. A determination of the character of distributions made on an interim basis may not be representative of the final determination based upon taxable income computed for the full year.

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

As of September 30, 2013 and December 31, 2012, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months and nine months ended September 30, 2013.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no unvested shares as of September 30, 2013 or December 31, 2012. As a result, there is no difference between diluted earnings per share and basic per share amounts.

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with Stellus Capital. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital a base annual fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an annual incentive fee consisting of two parts. The first part of the annual incentive fee,

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized) and a “catch-up” feature. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee.

For the three months and nine months ended September 30, 2013, the Company incurred base management fees payable to the Advisor of $1,140,675 and $3,065,877, respectively.

For the three and nine months ended September 30, 2013, the Company incurred $808,352 and $1,889,838, respectively, of incentive fees related to pre-incentive fee net investment income. As of September 30, 2013, $1,262,914 of such incentive fees are currently payable to the Advisor, and $38,938 of pre-incentive fee net investment income incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The second part of the annual incentive fee is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory agreement, as of the termination date) and equals 20.0% of the aggregate cumulative realized gains from inception through the end of each calendar year, computed net of aggregate cumulative realized losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid realized gain incentive fees. The realized gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). For the three and nine months ended September 30, 2013, the Company adjusted its realized gains incentive fee accrual related to realized gains by $(69,639) and $47,961, respectively and related to unrealized gains by $7,925 and $359,074, respectively.

The total realized gains incentive fee payable to the Company’s Advisor under the investment management agreement as of September 30, 2013 and December 31, 2012 was $407,305 and $0, respectively. The realized gains incentive fee related to realized gains payable to the Company’s Advisor under the investment management agreement as of September 30, 2013 and December 31, 2012 was $47,961 and $0, respectively.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential realized gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for unrealized gains incentive fees includes an amount related to unrealized appreciation of $359,074 and $0 as of September 30, 2013 and December 31, 2012, respectively. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of realized gains incentive fees in subsequent periods.

For the years ending December 31, 2012 and December 31, 2013, the Advisor has agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering. For the three and nine months ended September 30, 2013, the advisor waived incentive fees related to pre-incentive fee net investment income of approximately $0.5 million and $1.3 million, respectively.

As of September 30, 2013 and December 31, 2012, the Company was not due any amount from Stellus Capital for reimbursement of expenses paid for by the Company that were the responsibility of Stellus Capital. Any such amounts due to the Company would be included in the Statement of Assets and Liabilities.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

As of September 30, 2013 and December 31, 2012, the Company owed its independent directors $76,000 and $29,452, respectively, in total for unpaid director fees.

As agreed to in the Amended and Restated Side Agreement made and entered into as of November 12, 2012 by and between Stellus Capital and Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated, Stellus Capital has agreed to pay on behalf of the Company, 2.41% of the 6% underwriters sales load, or $3,320,280 in total, in connection with the Offering. Of this amount, $1,940,280 was paid on November 14, 2012, $460,000 was paid on March 25, 2013, $460,000 was paid on June 28, 2013 and the remaining $460,000 was paid on September 25, 2013.

License Agreement

We have entered into a license agreement with Stellus Capital under which Stellus Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, we have a right to use the “Stellus Capital” name for so long as Stellus Capital or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as the investment advisory agreement with Stellus Capital is in effect.

NOTE 3 — DISTRIBUTIONS

The Company intends to make quarterly distributions of available net investment income to its stockholders. The Company intends to distribute net realized gains (i.e., net realized gains in excess of net realized losses), if any, at least annually. The quarterly stockholder distributions, if any, will be determined by the board of directors. Any distribution to stockholders will be declared out of assets legally available for distribution.

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
December 7, 2012(1)	December 21, 2012	December 27, 2012	$0.18
March 7, 2013	March 21, 2013	March 28, 2013	$0.34
June 7, 2013	June 21, 2013	June 28, 2013	$0.34
August 21, 2013	September 5, 2013	September 27, 2013	$0.34

(1)	The amount of the initial distribution was equal to an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with our initial public offering and is proportionately reduced to reflect the number of days remaining in the quarter after completion of the Offering.

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. Of the total distributions of $12,291,447 made to shareholders through September 30, 2013, $11,621,644 was made in cash and the remainder in shares.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

At September 30, 2013, the Company had investments in 23 portfolio companies. The total cost and fair value of the investments were $242,598,120 and $243,625,309, respectively. The composition of our investments as of September 30, 2013 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$60,321,841	$60,606,097
Senior Secured – Second Lien	78,381,468	79,195,140
Unsecured Debt	102,180,525	101,914,951
Equity	1,714,286	1,909,121
Total Investments	$242,598,120	$243,625,309

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

accordance with the terms of the underlying loan agreements. As of September 30, 2013 and December 31, 2012, the Company had two and one such investments with aggregate unfunded commitments of $14,500,000 and $2,000,000, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$60,606,097	$60,606,097
Senior Secured – Second Lien	—	26,625,590	52,569,550	79,195,140
Unsecured Debt	—	—	101,914,951	101,914,951
Equity	—	—	1,909,121	1,909,121
Total Investments	$—	$26,625,590	$216,999,719	$243,625,309

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$44,014,214	$44,014,214
Senior Secured – Second Lien	—	12,120,000	26,477,622	38,597,622
Unsecured Debt	—	—	111,125,134	111,125,134
Equity	—	—	1,714,286	1,714,286
Total Investments	$—	$12,120,000	$183,331,256	$195,451,256

The aggregate values of Level 3 portfolio investments changed during the nine months ended September 30, 2013 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Purchases of investments	37,536,081	63,547,500	15,054,742	—	116,138,323
Sales and Redemptions	(21,401,931)	(25,703,125)	(25,000,000)	—	(72,105,056)
Realized Gains	11,545	209,677	903,322	—	1,124,544
Change in unrealized appreciation/(depreciation) included in earnings	284,255	564,712	(260,830)	194,835	782,972
Accretion of discount	161,933	49,736	92,582	—	304,251
Transfer from Level 2	—	—	—	—	—
Transfer to Level 2	—	(12,576,571)	—	—	(12,576,571)
Fair value at end of period	$60,606,097	$52,569,551	$101,914,950	$1,909,121	$216,999,719
Change in unrealized appreciation/(depreciation) on Level 3 investments still held as of September 30, 2013	$284,255	$501,232	$(260,830)	$194,835	$719,492

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

During the nine months ended September 30, 2013, there were no transfers from Level 2 to Level 3.

During the nine months ended September 30, 2013, there were two transfers from Level 3 to Level 2 due to quoted prices available for the financial instruments.

The aggregate values of Level 3 portfolio investments changed during the period from Inception through December 31, 2012 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Purchases of investments	97,066,024	16,477,500	124,507,797	1,714,286	239,765,607
Sales and Redemptions	(53,057,372)	—	(13,400,740)	—	(66,458,112)
Change in unrealized appreciation (depreciation) included in earnings	—	—	(4,744)	—	(4,744)
Accretion of discount	5,562	122	22,821	—	28,505
Transfer from Level 2	—	10,000,000	—	—	10,000,000
Transfer to Level 2	—	—	—	—	—
Fair value at end of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2012	$—	$—	$(4,744)	$—	$(4,744)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2013:

	Cost	Fair Value	% of Total Investments
Colorado	$36,243,568	$36,870,097	15.13%
Minnesota	34,794,479	35,027,004	14.38%
Canada	27,961,549	28,143,492	11.55%
New York	25,298,910	25,298,910	10.38%
Kentucky	16,870,095	17,245,099	7.08%
Florida	16,893,530	16,893,530	6.93%
Texas	16,536,414	16,508,037	6.78%
Indiana	11,169,118	11,169,118	4.59%
Massachusetts	10,000,000	10,088,000	4.14%
Pennsylvania	9,659,583	9,417,001	3.87%
New Jersey	9,161,316	9,161,316	3.76%
Puerto Rico	8,702,234	8,231,865	3.38%
Missouri	7,923,260	8,120,000	3.33%
Illinois	7,390,621	7,390,500	3.03%
Virginia	2,513,997	2,585,190	1.06%
Georgia	1,479,446	1,476,150	0.61%
	$242,598,120	$243,625,309	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Pennsylvania	$33,708,952	$33,704,209	17.24%
Canada	20,778,456	20,778,456	10.63%
Colorado	19,532,633	19,532,633	9.99%
Kentucky	17,095,646	17,095,646	8.75%
Florida	16,639,880	16,639,880	8.51%
South Carolina	15,000,000	15,000,000	7.67%
New York	13,000,000	13,000,000	6.65%
Texas	12,119,671	12,120,000	6.20%
Massachusetts	10,000,000	10,000,000	5.12%
Utah	9,902,063	9,902,062	5.07%
New Jersey	9,879,189	9,879,189	5.05%
Indiana	8,969,955	8,969,955	4.59%
Connecticut	7,351,604	7,351,604	3.76%
Georgia	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2013:

	Cost	Fair Value	% of Total Investments
Services: Business	$36,826,331	$37,008,274	15.19%
Healthcare & Pharmaceuticals	35,563,222	35,271,962	14.48%
High Tech Industries	28,485,813	28,485,692	11.69%
Software	26,258,893	26,343,650	10.81%
Telecommunications	22,165,027	22,311,794	9.16%
Beverage, Food, & Tobacco	16,679,376	17,255,000	7.08%
Automotive	12,055,183	12,309,375	5.05%
Finance	12,232,466	12,232,466	5.02%
Transportation: Cargo	11,169,118	11,169,118	4.59%
Energy: Oil & Gas	9,603,620	9,603,937	3.94%
Consumer Goods: Non-Durable	9,659,583	9,417,001	3.87%
Retail	9,161,316	9,161,316	3.76%
Media: Broadasting & Subscription	7,923,260	8,120,000	3.33%
Metals & Mining	4,814,912	4,935,724	2.03%
	$242,598,120	$243,625,309	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Consumer Goods: Non-Durable	$33,708,952	$33,704,209	17.24%
Services: Business	31,117,502	31,117,501	15.93%
High Tech Industries	30,778,456	30,778,456	15.75%
Health & Pharmaceuticals	26,884,237	26,884,237	13.75%
Retail	19,781,252	19,781,252	10.12%
Media: Broadcasting & Subscription	15,000,000	15,000,000	7.67%
Automotive	12,345,646	12,345,646	6.32%
Telecommunications	12,119,671	12,120,000	6.20%
Transportation: Cargo	8,969,955	8,969,955	4.59%
Metals & Mining	4,750,000	4,750,000	2.43%
	$195,455,671	$195,451,256	100.00%

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2013:

Description:	Fair Value	Valuation Technique		Unobservable Inputs		Range (Average)(1)(3)
First lien debt	$60,606,097	Income/Market approach	(2)	HY credit spreads, Risk free rates, credit quality	(3)	-.75% to 1.29% (-.22%)
Second lien debt	$52,569,550	Income/Market approach	(2)	HY credit spreads, Risk free rates, credit quality	(3)	-.77% to 2.43% (.34%)
Unsecured debt	$101,914,951	Income/Market approach	(2)	HY credit spreads, Risk free rates, credit quality	(3)	-.46% to 3.11% (.44%)
Equity investments	$1,909,121	Market approach	(4)	Underwriting multiple/EBITDA Multiple		5x to 13x
Total Long Term Level 3 Investments	$216,999,719

(1)	Weighted average based on fair value as of September 30, 2013.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads and the risk free rates

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

between the date a loan closed and the valuation date ranged from -.75% (75 basis points) to 1.29% (129 basis points). The average of all changes was -.22%.
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2012:

Description:	Fair Value	Valuation Technique		Unobservable Inputs		Range (Average)(1)(3)
First lien debt	$44,014,214	Income/Market approach	(2)	HY credit spreads, Risk free rates, credit quality	(3)	-.22% to .11% (-.12%)
Second lien debt	$26,477,622	Income/Market approach	(2)	HY credit spreads, Risk free rates, credit quality		-.49% to -.18% (-.30%)
Unsecured debt	$111,125,134	Income/Market approach	(2)	HY credit spreads, Risk free rates, credit quality		-.31% to .03% (-.20%)
Equity investments	$1,714,286	Market approach(4)		Underwriting multiple/EBITDA Multiple		5x to 12x
Total Long Term Level 3 Investments	$183,331,256

(1)	Weighted average based on fair value as of December 31, 2012.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads and the risk free rates between the date a loan closed and the valuation date ranged from -.22% (22 basis points) to .11% (11 basis points). The average of all changes was -.12%.
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 5 — DIVIDEND REINVESTMENT PLAN (“DRIP”)

The Company issued 47,199 shares of common stock during the nine months ended September 30, 2013 in connection with the stockholder distribution reinvestment.

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and nine months ended September 30, 2013.

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net increase in net assets resulting from operations	$3,825,421	$13,835,134
Average common shares	12,066,548	12,051,013
Basic and diluted earnings per common share	$0.32	$1.15

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

NOTE 8 — FINANCIAL HIGHLIGHTS

	Nine months ended September 30, 2013 (Unaudited)	Three months ended September 30, 2013 (Unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.45	$14.60
Net investment income	0.98	0.34
Change in unrealized appreciation (depreciation)	0.08	(0.03)
Realized gain	0.08	0.00
Total from investment operations	1.14	0.31
Stockholder distributions	(1.02)	(0.34)
Net asset value at end of period	$14.57	$14.57
Per share market value at end of period	$14.98	$14.98
Total return based on market value(2)	1.91%	(2.38)%
Weighted average shares outstanding at end of period	12,051,013	12,066,548
Ratio/Supplemental Data:
Net assets at end of period	$176,059,445	$176,059,445
Average net assets(3)	$175,183,765	$176,105,021
Annualized ratio of net operating expenses to net assets(3)	7.53%	8.53%
Annualized ratio of net investment income to net assets(3)	8.96%	9.32%
Portfolio Turnover(4)	35%	6%

(1)	Financial highlights are based on shares outstanding as of September 30, 2013.
(2)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid. The total returns are not annualized.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income to average net assets are adjusted accordingly.
(4)	Calculated as payoffs divided by average portfolio balance.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000 which increased the total commitment to $135,000,000 under the facility. The exercise of the remaining accordion will require sufficient borrowing base and additional commitments from the existing lender group and/or new lenders.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2013, the Company was in compliance with these covenants.

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

As of September 30, 2013 and December 31, 2012, $85,000,000 and $38,000,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. The Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. As of September 30, 2013 and December 31, 2012, $1,684,565 and $1,947,820 of such prepaid loan structure fees had yet to be amortized, respectively.

For the three months ended September 30, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 3.6% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $968,674 for the three months ended September 30, 2013, of which $732,140 was interest expense, $171,224 was amortization of loan fees paid on the Credit Facility, $52,708 related to commitment fees on the unused portion of the Credit Facility, and $12,602 related to loan administration fees.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 9 — CREDIT FACILITY  – (continued)

For the nine months ended September 30, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 3.8% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $2,253,433 for the nine months ended September 30, 2013, of which $1,581,807 was interest expense, $420,909 was amortization of loan fees paid on the Credit Facility, $213,319 related to commitment fees on the unused portion of the Credit Facility, and $37,397 related to loan administration fees. The Company paid $688,832 and $1,559,812 in interest expense and unused commitment fees for the three and nine months ended September 30, 2013, respectively. The average borrowings under the Credit Facility for the three and nine months ended September 30, 2013 were $87,445,652 and $63,355,311, respectively.

NOTE 10 — SUBSEQUENT EVENTS

Investment Portfolio

On October 24, 2013, we received full repayment on our first lien loan of Holley Performance Products at par plus a 2% prepayment premium resulting in total proceeds of $12.3 million.

On October 31, 2013, we made a $5.0 million investment in the unsecured term loan of SQAD, LLC. We also invested $0.5 million in the company’s equity.

On November 1, 2013, we made a $21.4 million investment in the second lien term loan of Empirix, Inc. We also invested $1.3 million in the company’s equity.

Credit Facility

The outstanding balance under the Credit Facility as of November 8, 2013 was $84 million.

Exemptive Relief

We intend to co-invest with certain investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of any exemptive order issued by the SEC) and SEC staff interpretations. In this regard, we have received exemptive relief from the SEC to permit us to co-invest with certain investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds).

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

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on November 7, 2012, we acquired our initial portfolio composed of investments in 11 portfolio companies from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management, LLC serves as a non-discretionary sub-adviser. The total consideration paid for our initial porfolio was $194.4 million (excluding accrued interest of approximately $2.3 million), consisting of $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share.

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

On November 13, 2012, we entered into a senior secured revolving credit facility (the “Credit Facility”), with various lenders, including SunTrust Bank, which also serves as administrative agent. The Credit Facility provides for borrowings in an aggregate amount up to $115 million on a committed basis and an accordion for an additional $35 million for a total facility size of $150 million. The exercise of the accordion will require sufficient borrowing base and additional commitments from the existing lender group and/or new lenders. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 3.00% with no LIBOR floor or (ii) 2.00% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 12, 2016. As of September 30, 2013, we had $85 million in borrowings outstanding under the Credit Facility and substantially all our assets were pledged as collateral under the Credit Facility.

The Company incurred costs of $2.0 million in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. The Company incurred costs of $0.1 million in connection with the $20 million commitment increase. As of September 30, 2013, $1.7 million of such prepaid loan structure fees have yet to be amortized.

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2013, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of September 30, 2013, we had $243.6 million (at fair value) invested in 23 companies. As of September 30, 2013, our portfolio included approximately 24.9% of first lien debt, 32.5% of second lien debt, 41.8% of mezzanine debt and 0.8% of equity investments at fair value.

As of December 31, 2012, we had $195.5 million (at fair value) invested in 15 companies. As of December 31, 2012, our portfolio included approximately 22.5% of first lien debt, 19.7% of second lien debt, 56.9% of mezzanine debt and 0.9% of equity investments at fair value.

The composition of our investments as of September 30, 2013 and December 31, 2012 was as follows:

	As of September 30, 2013		As of December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Senior Secured – First Lien	$60,321,841	$60,606,097	$44,014,214	$44,014,214
Senior Secured – Second Lien	78,381,468	79,195,140	38,597,293	38,597,622
Unsecured Debt	102,180,525	101,914,951	111,129,878	111,125,134
Equity	1,714,286	1,909,121	1,714,286	1,714,286
Total Investments	$242,598,120	$243,625,309	$195,455,671	$195,451,256

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2013:

	Cost	Fair Value	% of Total Investments
Colorado	$36,243,568	$36,870,097	15.13%
Minnesota	34,794,479	35,027,004	14.38%
Canada	27,961,549	28,143,492	11.55%
New York	25,298,910	25,298,910	10.38%
Kentucky	16,870,095	17,245,099	7.08%
Florida	16,893,530	16,893,530	6.93%
Texas	16,536,414	16,508,037	6.78%
Indiana	11,169,118	11,169,118	4.59%
Massachusetts	10,000,000	10,088,000	4.14%
Pennsylvania	9,659,583	9,417,001	3.87%
New Jersey	9,161,316	9,161,316	3.76%
Puerto Rico	8,702,234	8,231,865	3.38%
Missouri	7,923,260	8,120,000	3.33%
Illinois	7,390,621	7,390,500	3.03%
Virginia	2,513,997	2,585,190	1.06%
Georgia	1,479,446	1,476,150	0.61%
	$242,598,120	$243,625,309	100.00%

The following is a summary of our geographical concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Pennsylvania	$33,708,952	$33,704,209	17.24%
Canada	20,778,456	20,778,456	10.63%
Colorado	19,532,633	19,532,633	9.99%
Kentucky	17,095,646	17,095,646	8.75%
Florida	16,639,880	16,639,880	8.51%
South Carolina	15,000,000	15,000,000	7.67%
New York	13,000,000	13,000,000	6.65%
Texas	12,119,671	12,120,000	6.2%
Massachusetts	10,000,000	10,000,000	5.12%
Utah	9,902,063	9,902,062	5.07%
New Jersey	9,879,189	9,879,189	5.05%
Indiana	8,969,955	8,969,955	4.59%
Connecticut	7,351,604	7,351,604	3.76%
Georgia	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2013:

	Cost	Fair Value	% of Total Investments
Services: Business	$36,826,331	$37,008,274	15.19%
Healthcare & Pharmaceuticals	35,563,222	35,271,962	14.48%
High Tech Industries	28,485,813	28,485,692	11.69%
Software	26,258,893	26,343,650	10.81%
Telecommunications	22,165,027	22,311,794	9.16%
Beverage, Food, & Tobacco	16,679,376	17,255,000	7.08%
Automotive	12,055,183	12,309,375	5.05%
Finance	12,232,466	12,232,466	5.02%
Transportation: Cargo	11,169,118	11,169,118	4.59%
Energy: Oil & Gas	9,603,620	9,603,937	3.94%
Consumer Goods: Non-Durable	9,659,583	9,417,001	3.87%
Retail	9,161,316	9,161,316	3.76%
Media: Broadasting & Subscription	7,923,260	8,120,000	3.33%
Metals & Mining	4,814,912	4,935,724	2.03%
	$242,598,120	$243,625,309	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Consumer Goods: Non-Durable	$33,708,952	$33,704,209	17.24%
Services: Business	31,117,502	31,117,501	15.93%
High Tech Industries	30,778,456	30,778,456	15.75%
Health & Pharmaceuticals	26,884,237	26,884,237	13.75%
Retail	19,781,252	19,781,252	10.12%
Media: Broadcasting & Subscription	15,000,000	15,000,000	7.67%
Automotive	12,345,646	12,345,646	6.32%
Telecommunications	12,119,671	12,120,000	6.20%
Transportation: Cargo	8,969,955	8,969,955	4.59%
Metals & Mining	4,750,000	4,750,000	2.43%
	$195,455,671	$195,451,256	100.00%

At September 30, 2013, our average portfolio company investment at amortized cost and fair value was approximately $10.5 million and $10.6 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $21.0 million and $21.0 million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $13.0 million and $13.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $33.0 million and $33.0 million, respectively.

At September 30, 2013, 54% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 46% bore interest at fixed rates. At December 31, 2012, 40% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2013 and December 31, 2012 was approximately 11.4% and 12.5%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of September 30, 2013 and December 31, 2012, we had cash of $13.3 million and $12.1 million, respectively, and United States Treasury securities of $10.0 million and $50.0 million, respectively. The United States Treasury securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

On November 7, 2012, we acquired our initial portfolio composed of investments in 11 portfolio companies from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management, LLC serves as a non-discretionary sub-adviser. The total consideration paid for our initial portfolio was $194.4 million in total (excluding accrued interest of approximately $2.3 million) consisting of $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share. Our initial portfolio was comprised of a portion of the loans to middle-market companies that were originated over the previous three years by the Stellus Capital Management, LLC investment team during their time with the D. E. Shaw group and were selected for our initial portfolio because they are similar to the type of investments we originate. Our initial portfolio included middle-market loans that had an internal risk rating of 2 or better (i.e., investments that were performing at or above expectations and whose risks were neutral or favorable compared to the expected risk at the time of the original investment).

During the three months ended September 30, 2013, we made $16.8 million of investments in one new portfolio company and to an existing portfolio company. During the nine months ended September 30, 2013, we made $129 million of investments in 12 new portfolio companies and to existing portfolio companies.

During the three months ended September 30, 2013, we received $35.4 million in proceeds principally from prepayments of our investments, including $0.5 million from amortization of certain other investments.

During the nine months ended September 30, 2013, we received $84 million in proceeds principally from prepayments of our investments, including $2 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management, LLC uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our investments at fair value:

	As of September 30, 2013			As of December 31, 2012
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$11.1	4%	1	$—	—%	—
2	211.2	87%	20	195.5	100	15
3	21.3	9%	2	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—
	$243.6	100%	23	$195.5	100%	15

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2013 and December 31, 2012, we had no loans on non-accrual.

Results of Operations for the Three Months and Nine months ended September 30, 2013

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

Investment income for the three months and nine months ended September 30, 2013 totaled $7.9 million and $21.7 million, respectively, and was primarily composed of interest income.

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

Operating expenses for the three months and nine months ended September 30, 2013 totaled $3.8 million and $9.9 million, respectively and consisted of base management fees, incentive fees, administrative services expenses, fees related to the Credit Facility, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fee for the three months and nine months ended September 30, 2013 was $1.1 million and $3.1 million, respectively.

For the three and nine months ended September 30, 2013, the Company incurred incentive fees totaling $0.7 million and $2.3 million, respectively. For the three and nine months ended September 30, 2013, the Company adjusted its realized gains incentive fee accrual related to realized gains by ($0.1) million and $0.1 million, respectively, and related to unrealized gains by $0.0 million and $0.4 million respectively.

The total realized gains incentive fee payable to Stellus Capital Management, LLC, the Company’s advisor, under the investment management agreement as of September 30, 2013 and December 31, 2012 was $0.4 million and $0, respectively. The realized gains incentive fee related to realized gains payable to the Company’s advisor under the investment management agreement as of September 30, 2013 and December 31, 2012 was $0.1 million and $0, respectively.

Borrowings under the Credit Facility were $85.0 million and $38.0 million as of September 30, 2013 and December 31, 2012, respectively.

For the three months ended September 30, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 3.6% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1.0 million for the three months ended September 30, 2013, of which $0.7 million was interest expense, $0.2 million was amortization of loan fees paid on the Credit Facility, $53 thousand related to commitment fees on the unused portion of the Credit Facility, and $13 thousand related to loan administration fees.

For the nine months ended September 30, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 3.6% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $2.3 million for the nine months ended September 30, 2013, of which $1.6 million was interest expense, $0.4 million was amortization of loan fees paid on the Credit Facility, $0.2 million related to commitment fees on the unused portion of the Credit Facility, and $37 thousand related to loan administration fees.

The Company paid $0.7 million and $1.6 million in interest expense and unused commitment fees for the three and nine months ended September 30, 2013, respectively. The average borrowings under the Credit Facility for the three and nine months ended September 30, 2013 were $87.4 million and $63.4 million, respectively.

Administrative services expenses for the three months ended September 30, 2013 totaled $0.2 million, $0.1 million of which was related to our third party administrator and $0.1 million of which was allocated to us from Stellus Capital Management, LLC. Administrative expenses for the nine months ended September 30, 2013 totaled $0.6 million, $0.3 million of which was related to our third party administrator and $0.3 million of which was allocated to us from Stellus Capital Management, LLC. Expenses for valuation, professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the three months and nine months ended September 30, 2013 totaled $0.7 million and $1.7 million, respectively. Expenses for valuation, professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the three months and nine months ended September 30, 2012 totaled $0.1 million and $0.3 million, respectively.

Net Investment Income

For the three months ended September 30, 2013, net investment income was $4.1 million, or $0.34 per common share (based on 12,066,548 weighted-average common shares outstanding at September 30, 2013. Net investment income includes incremental accruals of ($0.1) million of incentive fees related to realized and unrealized gains.

For the nine months ended September 30, 2013, net investment income was $11.8 million, or $0.98 per common share (based on 12,051,013 weighted-average common shares outstanding at September 30, 2013. Net investment income includes accruals of $0.4 million of incentive fees related to realized and unrealized gains.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the three months ended September 30, 2013 totaled $35.4 million and net realized gains totaled $0.0 million. Repayments of investments and amortization of other certain investments for the nine months ended September 30, 2013 totaled $84.1 million and net realized gains totaled $1.0 million.

Net Change in Unrealized Appreciation (Depreciation) of Investments and Cash Equivalents

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three and nine months ended September 30, 2013 totaled ($0.3) million and $1.0 million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2013, net increase in net assets resulting from operations totaled $3.8 million, or $0.32 per common share (based on 12,066,548 weighted-average common shares outstanding at September 30, 2013. For the nine months ended September 30, 2013, net increase in net assets resulting from operations totaled $13.8 million, or $1.15 per common share (based on 12,051,013 weighted-average common shares outstanding at September 30, 2013).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $37.8 million for the nine months ended September 30, 2013, primarily in connection with the purchase of investments. Our operating activities used cash of $0.0 million for the nine months ended September 30, 2012, primarily related to the formation of the Company. Our financing activities for the nine months ended September 30, 2013 used cash of $0.8 million primarily to paydown the short-term loan and make distributions to shareholders.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage at all times. As of September 30, 2013 and December 31, 2012 our asset coverage ratio was 288% and 309%, respectively.

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

As of September 30, 2013 and December 31, 2012, we had cash of $13.6 million and $12.1 million, respectively, and United States Treasury securities of $10.0 million and $50.0 million, respectively.

Credit Facility

The Credit Facility is a syndicated multi-currency facility and provides for borrowings up to $135 million and matures in November 2016. As of September 30, 2013, we had $85 million of borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility generally bear interest at LIBOR plus 3.00%. The Credit Facility size may be increased up to $150 million, subject to certain conditions, with additional new lenders or through an increase in commitments of current lenders. The Credit Facility is a four-year revolving facility secured by substantially all of our investment portfolio assets. The Credit Facility contains affirmative and restrictive covenants, including but not limited to maintenance of a minimum shareholders’ equity amount and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0. In addition to the asset coverage ratio described in the preceding sentence, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio. We have also generally agreed under the terms of the Credit Facility not to incur any additional secured indebtedness. In addition, we have agreed not to incur any additional unsecured indebtedness that has a maturity date prior to the maturity date of the Credit Facility. Furthermore, the Credit Facility contains a covenant requiring us to maintain compliance with RIC provisions at all times, subject to certain remedial provisions.

Other

We have applied for a license to form and operate an SBIC subsidiary; however, the application is subject to approval by the SBA. We can make no assurances that the SBA will approve our application, or the time frame in which we would receive a license, should one ultimately be granted. The SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements. SBA guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us, and we believe therefore would represent an attractive source of debt capital.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2013, our only off-balance sheet arrangements consisted of $14.5 million of unfunded commitments, which was comprised of $14.5 million to provide debt financing to two of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of $2.0 million of unfunded commitments, which was comprised of $2.0 million to provide debt financing to one of our portfolio companies.

Regulated Investment Company Status and Dividends

We have elected to be treated as a RIC under Subchapter M of the Code. So long as we maintain our status as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

Unrealized Gains Incentive Fee

Under GAAP, the Company calculates the unrealized gains incentive fee payable to the Advisor as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional unrealized gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional unrealized gains incentive fee accrued at a reporting date may vary from the incentive fee that is ultimately realized and the differences could be material.

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

Recent Developments

On October 24, 2013, we received full repayment on our first lien of Holley Performance Products at par plus a 2% prepayment premium resulting in total proceeds of $12.3 million.

On October 31, 2013, we made a $5.0 million investment in the unsecured term loan of SQAD, LLC. We also invested $0.5 million in the company’s equity.

On November 1, 2013, we made a $21.4 million investment in the second lien term loan of Empirix, Inc. We also invested $1.3 million in the company’s equity.

The outstanding balance under the Credit Facility as of November 12, 2013 was $84 million.

We intend to co-invest with certain investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of any exemptive order issued by the SEC) and SEC staff interpretations. In this regard, we have received exemptive relief from the SEC to permit us to co-invest with certain investment funds, accounts and investment vehicles managed by Stellus Capital Management (other than the D. E. Shaw group funds).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2013, 54%, based on market value, or 16 of the loans in our portfolio bore interest at floating rates. Fourteen of these 16 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. At December 31, 2012, 40%, or nine of the loans in our portfolio bore interest at floating rates. Seven of these nine loans in our portfolio had interest rate floors, which effectively converted the loans to fixed rate loans. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2013 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $26 thousand due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For period since Inception (May 18, 2012) through December 31, 2012 and the nine months ended September 30, 2013, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility. As of September 30, 2013, we had not entered into any interest rate hedging arrangements. At September 30, 2013, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $215 thousand and $462 thousand for the three and nine months ended September 30, 2013, respectively.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there has been no material changes during the nine months ended September 30, 2013 in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

During the three months ended September 30, 2013, we issued 16,203 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued during the three months ended September 30, 2013, under the dividend reinvestment plan was approximately $229,920.

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

Dated: November 12, 2013

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