Form 10-K
period 2013-12-31
Stellus Capital Investment Corp
filed 2014-03-06
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35730

STELLUS CAPITAL INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	46-0937320
(State of Incorporation)	(I.R.S. Employer Identification Number)

4400 Post Oak Parkway, Suite 2200 Houston, TX	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 292-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 28, 2013 was: $178,581,253.

There were 12,106,267 shares of the Registrant’s common stock outstanding as of March 4, 2014.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2013

i

PART I

Item 1.	Business

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the “1940 Act.” We originate and invest primarily in private middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. Unitranche debt is typically structured as first lien loans with certain risk characteristics of mezzanine debt. Mezzanine debt includes senior unsecured and subordinated loans.

Our investment activities are managed by our investment adviser, Stellus Capital Management, LLC, or “Stellus Capital Management,” an investment advisory firm led by Robert T. Ladd and other senior investment professionals. We source investments primarily through the extensive network of relationships that the principals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which are often referred to as “junk.”

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

In addition, we received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management (other than the D. E. Shaw group funds, as defined below) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with a private credit fund managed by Stellus Capital Management that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

We have elected be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.

We have applied for a license to form a small business investment company, or “SBIC,” subsidiary; however, the application is subject to approval by the Small Business Administration, or “SBA.” We can make no assurances that the SBA will approve our application, or of the timeframe in which would receive a license, should one ultimately be granted. The SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements. SBA guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us, and we believe therefore would represent an attractive source of debt capital.

Our principal executive office is currently located at 4400 Post Oak Parkway, Suite 2200, Houston, TX 77027, and our telephone number is (713) 292-5400. We maintain a website on the Internet at www.stelluscapital.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Portfolio Composition

As of December 31, 2013, we had $277.5 million (at fair value) in portfolio investments under management. Our portfolio was comprised of 37 investments in 26 companies. As of December 31, 2013, our portfolio included approximately 17% of first lien debt, 43% of second lien debt, 38% of mezzanine debt and 2% of equity investments at fair value. As of December 31, 2013, $114.3 million of our debt investments at fair value were at fixed interest rates, which represented approximately 42% of our total portfolio of debt investments at fair value. As of December 31, 2013, $158.8 million of our debt investments at fair value were at floating interest rates, which represented approximately 58% of our total portfolio of debt investments at fair value. The weighted average yield on all of our debt investments as of December 31, 2013, was approximately 11.4%, of which approximately 10.8% was current cash interest. The information set forth above regarding our investment portfolio does not include approximately $10.0 million of United States Treasury securities at fair value that we held at December 31, 2013.

Our investments generally range in size from $5 million to $30 million, and we may also selectively invest in larger positions, and we generally expect that the size of our positions will increase in proportion to the size of our capital base. Pending such investments, we may reduce our outstanding indebtedness or invest in cash, cash equivalents, U.S. government securities and other high-quality debt investments with a maturity of one year or less. In the future, we may adjust opportunistically the percentage of our assets held in various types of loans, our principal loan sources and the industries to which we have greatest exposure, based on market conditions, the credit cycle, available financing and our desired risk/return profile.

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis. Stellus Capital Management is an investment advisory firm led by the former head, Robert T. Ladd, and certain senior investment professionals of the direct capital business of D. E. Shaw & Co., L.P. and its associated investment funds and affiliated entities (collectively, the “D. E. Shaw group”), which spun out of the D. E. Shaw group in January 2012. The Stellus Capital Management investment team was responsible for helping the D. E. Shaw group build its middle-market direct investment business until it spun out in January 2012. The senior investment professionals of Stellus Capital Management have an average of over 24 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies, including the D. E. Shaw group. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management investment team continues to provide investment advisory services to the D. E. Shaw group with respect to an approximately $430 million investment portfolio (as of December 31, 2013) in middle-market companies pursuant to sub-advisory arrangements.

In addition to serving as our investment adviser and the sub-advisor to the D. E. Shaw group as noted above, Stellus Capital Management currently manages a private credit fund that has an investment strategy that is identical to our investment strategy and energy private equity funds. We received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management (other than the D. E. Shaw group funds) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. We will not co-invest with the energy private equity funds, as the energy private equity funds focus on predominantly equity-related investments, and we focus on predominantly credit-related investments.

Stellus Capital Management is headquartered in Houston, Texas, and also maintains offices in New York City and Washington, D.C. areas.

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

Reduced Availability of Capital for Middle-Market Companies.  We believe there are fewer providers of, and less capital available for financing to middle-market companies, as compared to the time period prior to the recent economic downturn. We believe that, as a result of that downturn, many financing providers have chosen to focus on large, liquid corporate loans and managing capital markets transactions rather than lending to middle-market businesses. In addition, we believe recent regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under the Basel III Accords, or “Basel III,” have caused banks to curtail their lending to middle-market-companies. As a result, we believe that less competition will facilitate higher quality deal flow and allow for greater selectivity throughout the investment process.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team.  Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management investment team, including its senior investment professionals who have an average of over 24 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. We believe the members of Stellus Capital Management’s investment team are proven and experienced, with extensive capabilities in leveraged credit investing, having participated in these markets for the predominant portion of their careers. We believe that the experience and demonstrated ability of the Stellus Capital Management investment team to complete transactions enhances the quantity and quality of investment opportunities available to us.

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

Demonstrated Ability to Structure Investments Creatively.  Stellus Capital Management has the expertise and ability to structure investments across all levels of a company’s capital structure. While at the D. E. Shaw group, the Stellus Capital Management investment team invested approximately $5.4 billion across the entire capital structure in 193 middle-market companies. These investments included secured and unsecured debt and related equity securities. Furthermore, we believe that current market conditions will allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, payment-in-kind, or “PIK,” interest or some form of equity securities.

Resources of Stellus Capital Management Platform.  We have access to the resources and capabilities of Stellus Capital Management, which has 15 investment professionals, including Messrs. Ladd, Dean D’Angelo, Joshua T. Davis and Todd A. Overbergen, who are supported by one managing director, six principals, two vice presidents and two analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. W. Todd Huskinson, who serves as our chief financial officer and chief compliance officer, and his staff of five additional mid- and back-office professionals.

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

With an average of over 24 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment team of Stellus Capital Management has demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through warrants and other equity instruments structured as part of our investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.

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

Transaction Sourcing

As access to investment opportunities is highly relationship-driven, the senior investment team and other investment professionals of Stellus Capital Management spend considerable time developing and maintaining contacts with key deal sources, including private equity firms, investment banks and senior lenders. The senior investment team and other investment professionals of Stellus Capital Management have been actively investing in the middle-market for the past decade and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contacts.

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

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Stellus Capital Management has completed financing transactions with more than 100 equity sponsors and completed multiple financing transactions with 19 of those equity sponsors.

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

Senior Unsecured Loans.  Senior unsecured loans are structured as loans that rank senior in right of payment to any of the borrower’s unsecured indebtedness that is contractually subordinated to such loans. These loans generally provide for fixed interest rates and amortize evenly over the term of the loan. Senior unsecured loans are generally less volatile than subordinated loans due to their priority over subordinated loans.

Subordinated Loans.  Subordinated loans are structured as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred to maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated loans are generally more volatile than secured loans and senior unsecured loans and may involve a greater risk of loss of principal as compared to other types of loans. Subordinated loans often include a PIK feature, which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.

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

Investment Process

Through the resources of Stellus Capital Management, we have access to significant research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Stellus Capital Management has designed a highly involved and interactive investment management process, which is the core of its culture and the basis for what we believe is a strong track record of investment returns. The investment process seeks to select only those investments which it believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Stellus Capital Management applies its expertise to screen our investment opportunities as described below. This rigorous process, combined with our broad origination capabilities, has allowed the Stellus Capital Management team to be prudent in selecting opportunities in which to make an investment.

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

Prior to making an investment, Stellus Capital Management conducts rigorous diligence on each investment opportunity. In connection with its due diligence on a potential investment opportunity, Stellus Capital Management utilizes its internal diligence resources which include its internally developed credit analytical framework, subscriptions to third party research resources, discussions with industry experts, internal information sharing systems and the analytical expertise of its investment professionals. Stellus Capital Management typically reviews the company’s historical financials; industry drivers and outlook, competitive threats, customer concentration, asset coverage, projected financials and credit metrics; management background checks; and, if applicable, the track record and funding capabilities of the private equity sponsor.

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

Investment Committee

Each new investment opportunity is unanimously approved by Stellus Capital Management’s investment committee. Follow-on investments in existing portfolio companies require the investment committee’s approval beyond that obtained when the initial investment in the company was made. The purpose of Stellus Capital Management’s investment committee is to evaluate and approve all of our investments, subject at all times to the oversight and approval of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee consists of Messrs. Robert T. Ladd, Dean D’Angelo, Joshua T. Davis, Todd A. Overbergen and W. Todd Huskinson. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each transaction is presented to the investment committee in a formal written report. All of our new investments require unanimous approval by the investment committee. Each member of the investment committee performs a similar role for other accounts managed by Stellus Capital Management. In certain instances, including in connection with co-investments under our exemptive order, our board of directors may also determine that its approval is required prior to the making of an investment.

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

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, our board of directors retains one or more independent valuation firms to review each quarter, the valuation of each portfolio investment for which a market quotation is not available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or “ASC 820.” This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ materially from the values that would have been used had a readily available market value existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with our senior management and Stellus Capital Management;
•	the audit committee of our board of directors then reviews these preliminary valuations;
•	each quarter, the valuation for each portfolio investment is reviewed by an independent valuation firm; and
•	the board of directors then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management, the independent valuation firm and the audit committee.

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Stellus Capital Management. We have a chief executive officer, a chief investment officer, a chief financial officer and a chief compliance officer. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees of Stellus Capital Management and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement that we have entered into with Stellus Capital Management.

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

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents. For services rendered under the investment advisory agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter are appropriately pro-rated.

Incentive Fee

We pay Stellus Capital Management an incentive fee. Incentive fees are calculated as below and payable quarterly in arrears. The incentive fee, which provides Stellus Capital Management with a share of the income that it generates for us, has two components, ordinary income and capital gains, calculated as follows:

The ordinary income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement, and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, Stellus Capital Management receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%.

The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, Stellus Capital Management receives 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as described below), and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters.

For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) will be paid to Stellus Capital Management, without any interest thereon, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle. Stellus Capital Management has agreed to permanently waive any interest accrued on the portion of the incentive fee attributable to deferred interest (such as PIK interest or OID).

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
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income
Allocated to Income-Related Portion of Incentive Fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the investment advisory agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

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

Duration and Termination

Unless terminated earlier as described below, the investment advisory agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The investment advisory agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Stellus Capital Management and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the investment advisory agreement without penalty upon 60 days’ written notice. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.”

Indemnification

The investment advisory agreement provides that Stellus Capital Management and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Stellus Capital Management’s services under the investment advisory agreement or otherwise as our investment adviser. Our obligation to provide indemnification under the investment advisory agreement, however, is limited by the 1940 Act and Investment Company Act Release No. 11330, which, among other things, prohibit us from indemnifying any director, officer or other individual from any liability resulting directly from the willful misconduct, bad faith, gross negligence in the performance of duties or reckless disregard of applicable obligations and duties of the directors, officers or other individuals and require us to set forth reasonable and fair means for determining whether indemnification shall be made.

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

Administration Agreement

Under the administration agreement, Stellus Capital Management furnishes us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Stellus Capital Management also performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, Stellus Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the administration agreement, Stellus Capital Management also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

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

Indemnification

The administration agreement provides that Stellus Capital Management, its affiliates and their respective, officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Stellus Capital Management’s services under the administration agreement or otherwise as our administrator. Our obligation to provide indemnification under the administration agreement, however, is limited by the 1940 Act and Investment Company Act Release No. 11330, which, among other things, prohibit us from indemnifying any director, officer or other individual from any liability resulting directly from the willful misconduct, bad faith, gross negligence in the performance of duties or reckless disregard of applicable obligations and duties of the directors, officers or other individuals and require us to set forth reasonable and fair means for determining whether indemnification shall be made.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making any distribution to our stockholders or repurchasing our securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). A proposal, approved by our stockholders at our 2013 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of the one year anniversary of the date of the Company’s 2013 Annual Meeting of Stockholders and the date of the Company’s 2014 Annual Meeting of Stockholders, which is expected to be held in June 2014. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Relating to this Offering — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.”

Codes of Ethics

We and Stellus Capital Management have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Proxy Voting Records.  You may obtain information about how Stellus Capital Management voted proxies by making a written request for proxy voting information to: Stellus Capital Investment Corporation, Attention: Investor Relations, 4400 Post Oak Parkway, Suite 500, Houston, TX 77027, or by calling us collect at (713) 292-5414. The SEC also maintains a website at www.sec.gov that contains this information.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. In addition, we received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management (other than the D. E. Shaw group funds, as defined below) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with a private credit fund managed by Stellus Capital Management that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Taxation as a Regulated Investment Company

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement;

we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding year and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act at all times during each year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (which generally are partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships, or the Diversification Tests.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. If we are not able to obtain sufficient cash from other sources to satisfy the Annual Distribution Requirement, we may fail to maintain our qualification as a RIC and become subject to corporate-level U.S. federal income taxes on all of our taxable income without the benefit of the dividends-paid deduction.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy (i) the Annual Distribution Requirements and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation as a Business Development Company – Senior Securities.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Test may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

In addition, if we form and operate a SBIC subsidiary, we will be partially dependent on the SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. The SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If the SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to maintain our qualification as a RIC, which would result in us becoming subject to corporate-level federal income tax. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (a) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (b) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (c) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (d) convert lower-taxed long term capital gain into higher-taxed short-term capital gain or ordinary income, (e) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (f) cause us to recognize income or gain without a corresponding receipt of cash, (g) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (h) adversely alter the characterization of certain complex financial transactions and (i) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such capital gain or loss generally will be long term or short term, depending on how long we held a particular warrant. Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

If we are unable to qualify for treatment as a RIC, and if certain remedial provisions are not available, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such distributions, non-corporate stockholders would be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years (or shorter applicable period). The remainder of this discussion assumes that we will maintain our qualification as a RIC and will satisfy the Annual Distribution Requirement.

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act provides scaled disclosure provisions for emerging growth companies, including, among other things, removing the requirement that emerging growth companies comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting. Section 107(b) of the JOBS Act also permits an emerging growth companies to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering (IPO), (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

The New York Stock Exchange Corporate Governance Regulations

The New York Stock Exchange has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to business development companies.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to our Business and Structure

We have a limited operating history as a business development company and Stellus Capital Management has limited experience managing a business development company, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

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

The members of Stellus Capital Management’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Stellus Capital Management. Similarly, Stellus Capital Management may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Stellus Capital Management currently manages a private credit fund that has an investment strategy that is identical to our investment strategy. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

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

Stellus Capital Management and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, Stellus Capital Management currently manages a private credit fund that has an investment strategy that is identical to our investment strategy and with which we currently co-invest, subject to the conditions included in the exemptive order we received from the SEC. In addition, pursuant to sub-advisory arrangements, Stellus Capital Management provides non-discretionary advisory services to the D. E. Shaw group related to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a fund managed by Stellus Capital Management or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management (other than the D. E. Shaw group funds) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies.

Our ability to sell or otherwise exit investments in which affiliates of Stellus Capital Management also have an investment may be restricted, which may have a materially adverse impact on our ability to manage our investment portfolio.

Pursuant to the 1940 Act, unless and until we receive exemptive relief from the SEC permitting us to do so, we may be prohibited from exiting our positions in portfolio companies in which funds affiliated with Stellus Capital Management also hold positions. As more fully described elsewhere in this annual report on Form 10-K, as of December 31, 2013, our portfolio consists of 9 assets in 6 portfolio companies once held by the D. E. Shaw group fund to which the D. E. Shaw group serves as investment adviser and is sub-advised by Stellus Capital Management. However, the D. E. Shaw group fund has retained equity investments in 6 of those 7 portfolio companies. To the extent that our investments in these portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves an affiliate or the D. E. Shaw group fund therein because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if the D. E. Shaw group fund were required to approve a restructuring of our investment in one of these portfolio companies in its capacity as an equity holder thereof and the D. E. Shaw group fund were deemed to be our affiliate, such involvement by the D. E. Shaw group fund in the restructuring transaction may constitute a prohibited joint transaction under the 1940 Act. However, we do not believe that our ability to restructure or exit these investments will be significantly hampered due to the fact that the equity investments retained by the D. E. Shaw group fund are minority equity positions and, as a result, it is unlikely that the D. E. Shaw group fund will be or will be required to be involved in any such restructurings or exits.

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

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification as a RIC and, thus, may be subject to corporate-level income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided, that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our qualification as a RIC. If we fail to maintain our qualification as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to maintain our qualification as a RIC, we may be in default under the terms of the senior secured revolving credit facility (the “Credit Facility”) with SunTrust Bank, as administrative agent and lender and additional lenders. Such a failure would have a material adverse effect on us and our stockholders.

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable business development company, SBA regulations (if applicable) and such other factors as our board of directors may deem relative from time to time. In addition, the covenants contained in our Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to make distributions. We cannot assure you that we will make distributions to our stockholders in the future.

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

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to Stellus Capital Management is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to Stellus Capital Management.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests, and if our stockholders approve such sale. On July 29, 2013, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2013 Annual Meeting of Stockholders and the date of the Company’s 2014 Annual Meeting of Stockholders, which is expected to be held in June 2014. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investing in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of December 31, 2013, substantially all of our assets were pledged as collateral under the Credit Facility. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.

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

As of December 31, 2013, substantially all of our assets were pledged as collateral under the Credit Facility. In the event we default under the Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because we use debt to finance our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

Because we borrow money to make investments and may in the future issue senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act. For example, to the extent any such instruments were to constitute senior securities under the 1940 Act, we would have to and will comply with the asset coverage requirements thereunder or, as permitted in lieu thereof, place certain assets in a segregated account to cover such instruments in accordance with SEC guidance, including, for example, Investment Company Act Release No. IC-10666, as applicable. There is otherwise no limit as to our ability to enter into such derivative transactions. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to Stellus Capital Management. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our assets are subject to security interests under the Credit Facility and if we default on our obligations under the Credit Facility we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2013, substantially all of our assets were pledged as collateral under the Credit Facility. If we default on our obligations under the Credit Facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility.

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

In addition, any security interests as well as negative covenants under the Credit Facility or any other borrowing facility may limit our ability to incur additional liens or debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, under the terms of the Credit Facility, we have generally agreed to not incur any additional secured indebtedness, other than certain indebtedness that we may incur, in accordance with the Credit Facility, to allow us to purchase investments in U.S. Treasury Bills. In addition, we have agreed not to incur any additional indebtedness that has a maturity date prior to the maturity date of the Credit Facility. Further, if our borrowing base under the Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the Credit Facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make stockholder distributions.

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

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If we receive qualification from the SBA to be licensed as an SBIC but we are unable to comply with SBA regulations after the SBIC subsidiary is licensed as an SBIC, our business plan and investment objective could be adversely affected.

We have applied for a license to form and operate an SBIC subsidiary; however, the application is subject to approval by the SBA. We can make no assurances that the SBA will approve our application, or of the timeframe in which we would receive a license, should one ultimately be granted. If we receive this qualification, we will become subject to SBA regulations that may constrain our activities. We may need to make allowances in our investment activity to comply with SBA regulations. In addition, SBA regulations may impose parameters on our business operations and investment objective that are different than what we otherwise would do if we were not subject to these regulations. Failure to comply with the SBA regulations could result in the loss of the SBIC license and the resulting inability to participate in the SBA-sponsored debenture program. The SBA also limits the maximum amount that may be borrowed by any single SBIC.

The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise. To the extent that we obtain an SBIC license, this would prohibit a change of control of our SBIC subsidiary without prior SBA approval. If we are unable to comply with SBA regulations our business plan and growth strategy could be materially adversely affected.

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

From 2007 through 2009, the global capital markets experienced a period of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a decline of general economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular during that time. These conditions may recur, in which case, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

Shares of closed-end investment companies, including business development companies, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. On July 29, 2013, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2013 Annual Meeting of Stockholders and the date of the Company’s 2014 Annual Meeting of Stockholders, which is expected to be held in June 2014. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof). We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. In addition, for so long as the Credit Facility, or any other borrowing facility that we enter into, is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

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

Our shares might trade at premiums that are unsustainable or at discounts from net asset value.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for initial public offerings and other exit events for venture capital backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share. The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share.

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

If we issue preferred stock and/or debt securities, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock and/or debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock and/or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock and/or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock and/or debt securities or of a downgrade in the ratings of the preferred stock and/or debt securities or our current investment income might not be sufficient to meet the distribution requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock and/or debt securities. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock and/or debt securities. Holders of preferred stock and/or debt securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock, subject to the restrictions of the 1940 Act. Upon a liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us. In addition, proceeds from a sale of common stock will likely be used to increase our total assets or to pay down our borrowings, among other uses. This would increase our asset coverage ratio and permit us to incur additional leverage under rules pertaining to business development companies by increasing our borrowings or issuing senior securities such as preferred stock or additional debt securities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 4400 Post Oak Parkway, Suite 2200, Houston, Texas. We also maintain offices in New York City and the Washington, D.C. area. All locations are provided to us by Stellus Capital Management pursuant to the administration agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate conducting it.

Item 3.	Legal Proceedings

We and Stellus Capital Management are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “SCM.” The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange for each fiscal quarter since our IPO on November 8, 2012:

	Price Range
	High	Low
Fiscal 2012
Fourth quarter (from November 8, 2012 through December 31, 2012 )	$18.21	$14.09
Fiscal 2013
First quarter (from January 1, 2013 through March 31, 2013)	$16.98	$14.23
Second quarter (from April 1, 2013 through June 30, 2013)	$15.35	$14.10
Third quarter (from July 1, 2013 through September 30, 2013)	$15.39	$14.67
Fourth quarter (from October 1, 2013 through December 31, 2013)	$15.62	$14.28
Fiscal 2014
First quarter (from January 1, 2014 to March 4, 2014)	$15.04	$14.17

The last reported sale price for our common stock on the New York Stock Exchange on March 4, 2014 was $14.47 per share. As of March 4, 2014, we had 29 shareholders of record.

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

Dividends

Our dividends, if any, are determined by our board of directors. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To maintain our qualification for RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt out” dividend reinvestment plan (“DRIP”) for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

The following table reflects the distributions per share that our board of directors has declared on our common stock since our IPO in November 2012, none of which are expected to include return of capital:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2012
December 7, 2012	December 21, 2012	December 27, 2012	$0.1812
Fiscal 2013
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 6, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 25, 2013	December 9, 2013	December 23, 2013	$0.3400
Fiscal 2014
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
Total			$1.9461

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, we issued a total of 63,998 shares of common stock under the DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $930,385.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor's 500 Stock Index and the Russell 2000 Financial Services Index, for the period from inception through March 4, 2014. The graph assumes that, at inception, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2012 and 2013 set forth below was derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Total investment income	$29,400,736	$3,696,432
Total expenses, net of fee waiver	$13,389,007	$2,392,076
Net investment income	$16,011,729	$1,304,356
Net increase in net assets resulting from operations	$17,544,997	$1,298,424
Per Share Data:
Net asset value	$14.54	$14.45
Net investment income	$1.33	$0.11
Net increase in net assets resulting from operations	$1.45	$0.11
Distributions declared	$1.43	$0.18

Balance Sheet Data:	At December 31, 2013	At December 31, 2012
Investments at fair value	$277,504,510	$195,451,256
Cash and cash equivalents	$13,663,542	$62,131,686
Total assets	$298,128,305	$262,542,977
Total liabilities	$122,236,791	$88,697,022
Total net assets	$175,891,514	$173,845,955
Other Data:
Number of portfolio companies at period end	26	15
Weighted average yield on debt investments at period end(1)	11.4%	12.5%

(1)	Computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Stellus Capital Management;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Stellus Capital Management to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Stellus Capital Management to attract and retain highly talented professionals;
•	our ability to maintain our qualification as a RIC and as a BDC; and
•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on November 7, 2012, we acquired our initial portfolio composed of investments in 11 portfolio companies from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management, LLC serves as a non-discretionary sub-adviser. The total consideration paid for our initial portfolio was $194.4 million (excluding accrued interest of approximately $2.3 million), consisting of $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share.

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

On November 13, 2012, we completed our IPO and sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of their overallotment option) of our common stock through a group of underwriters at an initial public offering price of $15.00 per share. We received $132.2 million of total net proceeds in connection with the IPO. We used the net proceeds from our IPO and borrowings under the Credit Facility (as defined below) to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

On November 13, 2012, we entered into a senior secured revolving credit facility (the “Credit Facility”), with various lenders, including SunTrust Bank, which also serves as administrative agent. The Credit Facility provides for borrowings in an aggregate amount up to $115 million on a committed basis and an accordion for an additional $35 million for a total facility size of $150 million. The exercise of the accordion will require sufficient borrowing base and additional commitments from the existing lender group and/or new lenders. On July 30, 2013, we exercised a portion of the accordian feature to increase our borrowing capacity under the Credit Facility from $115 million to $135 million. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 3.00% with no LIBOR floor or (ii) 2.00% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 12, 2016. As of December 31, 2013, we had $110 million in borrowings outstanding under the Credit Facility and substantially all our assets were pledged as collateral under the Credit Facility.

The Company incurred costs of $2.0 million in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. The Company incurred costs of $0.1 million in connection with the $20 million commitment increase. As of December 31, 2013, $1.6 million of such prepaid loan structure fees have yet to be amortized.

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2013, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of December 31, 2013, we had $277.5 million (at fair value) invested in 26 companies. As of December 31, 2013, our portfolio included approximately 17% of first lien debt, 43% of second lien debt, 38% of mezzanine debt and 2% of equity investments at fair value. As of December 31, 2012, we had $195.5 million (at fair value) invested in 15 companies. As of December 31, 2012, our portfolio included approximately 22% of first lien debt, 20% of second lien debt, 57% of mezzanine debt and 1% of equity investments at fair value. In addition, we held approximately $10.0 million and $50.0 million of United States Treasury securities at fair value at December 31, 2013 and December 31, 2012, respectively. The United States Treasury securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

The composition of our investments as of December 31, 2013 and December 31, 2012 was as follows:

	As of December 31, 2013		As of December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Senior Secured – First Lien	$48,341,121	$48,745,767	$44,014,214	$44,014,214
Senior Secured – Second Lien	117,166,001	118,171,725	38,597,293	38,597,622
Unsecured Debt	107,318,517	106,219,596	111,129,878	111,125,134
Equity	4,178,827	4,367,422	1,714,286	1,714,286
Total Investments	$277,004,466	$277,504,510	$195,445,671	$195,451,256

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Pennsylvania	$33,708,952	$33,704,209	17.24%
Canada	20,778,456	20,778,456	10.63%
Colorado	19,532,633	19,532,633	9.99%
Kentucky	17,095,646	17,095,646	8.75%
Florida	16,639,880	16,639,880	8.51%
South Carolina	15,000,000	15,000,000	7.67%
New York	13,000,000	13,000,000	6.65%
Texas	12,119,671	12,120,000	6.20%
Massachusetts	10,000,000	10,000,000	5.12%
Utah	9,902,063	9,902,062	5.07%
New Jersey	9,879,189	9,879,189	5.05%
Indiana	8,969,955	8,969,955	4.59%
Connecticut	7,351,604	7,351,604	3.76%
Georgia	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Software	$48,570,692	$48,805,898	17.59%
Healthcare & Pharmaceuticals	35,707,711	35,874,461	12.93%
High Tech Industries	35,211,794	35,318,243	12.73%
Telecommunications	33,269,455	33,491,491	12.07%
Transportation: Cargo	17,883,754	18,181,901	6.55%
Beverage, Food, & Tobacco	16,689,794	17,000,000	6.13%
Services: Business	16,910,423	16,910,423	6.09%
Media: Broadasting & Subscription	13,339,965	13,532,500	4.88%
Finance	12,242,889	12,491,250	4.50%
Services: Consumer	13,133,228	11,395,293	4.10%
Retail	10,176,677	10,176,677	3.67%
Consumer Goods: Non-Durable	9,669,695	9,738,000	3.51%
Energy: Oil & Gas	9,538,738	9,700,000	3.49%
Metals & Mining	4,659,651	4,888,373	1.76%
	$277,004,466	$277,504,510	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2012(1):

	Cost	Fair Value	% of Total Investments
Consumer Goods: Non-Durable	$33,708,952	$33,704,209	17.24%
Services: Business	31,117,502	31,117,501	15.93%
High Tech Industries	30,778,456	30,778,456	15.75%
Health & Pharmaceuticals	26,884,237	26,884,237	13.75%
Retail	19,781,252	19,781,252	10.12%
Media: Broadcasting & Subscription	15,000,000	15,000,000	7.67%
Automotive	12,345,646	12,345,646	6.32%
Telecommunications	12,119,671	12,120,000	6.20%
Transportation: Cargo	8,969,955	8,969,955	4.59%
Metals & Mining	4,750,000	4,750,000	2.43%
	$195,455,671	$195,451,256	100.00%

(1)	The Company has changed the industry classification of certain investments to conform to new industry classifications as of December 31, 2013.

At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $10.7 million and $10.7 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.3 million and $22.3 million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $13.0 million and $13.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $33.0 million and $33.0 million, respectively.

At December 31, 2013, 58% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 42% bore interest at fixed rates. At December 31, 2012, 40% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2013 and December 31, 2012 was approximately 11.4% and 12.5%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of December 31, 2013 and December 31, 2012, we had cash of $3.7 million and $12.1 million, respectively, and United States Treasury securities of approximately $10.0 million and $50.0 million, respectively. The United States Treasury securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

On November 7, 2012, we acquired our initial portfolio composed of investments in 11 portfolio companies from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management, LLC serves as a non-discretionary sub-adviser. The total consideration paid for our initial portfolio was $194.4 million in total (excluding accrued interest of approximately $2.3 million) consisting of $165.2 million in cash and $29.2 million in shares of our common stock based on the price of $15.00 per share. Our initial portfolio was comprised of a portion of the loans to middle-market companies that were originated over the previous three years by the Stellus Capital Management, LLC investment team during their time with the D. E. Shaw group and were selected for our initial portfolio because they are similar to the type of investments we originate. Our initial portfolio included middle-market loans that had an internal risk rating of 2 or better (i.e., investments that were performing at or above expectations and whose risks were neutral or favorable compared to the expected risk at the time of the original investment). We engaged an independent third-party valuation firm to assist in our determination of the acquisition price of the initial portfolio, which was ultimately approved by our board of directors (which includes a majority of independent directors). The independent third-party valuation firm that we engaged is also the third party valuation firm that was engaged by the D. E. Shaw group to value the initial portfolio for the D. E. Shaw group fund in the ordinary course of such fund’s operations.

During the year ended December 31, 2013, we made $176.4 million of investments in 16 new portfolio companies and six to existing portfolio companies. During the year ended December 31, 2013, we received $97.4 million in proceeds principally from prepayments of our investments, including $3.5 million from amortization of certain other investments.

Subsequent to November 7, 2012 through December 31, 2012, we made $67.5 million ($68.4 million at par) of investments in 7 new portfolio companies and none for existing portfolio companies. During the period from November 7, 2012 through December 31, 2012, we received $66.5 million in proceeds principally from prepayments of our investments and the paydown and amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our investments at fair value as of December 31, 2013 and December 31, 2012:

Investment Rating	Fair Value as of December 31, 2013	% of Portfolio	Number of Portfolio Companies
1	$21,169,118	8%	2
2	236,580,555	85%	22
3	8,359,544	3%	1
4	11,395,293	4%	1
5	—	0%	—
Total	$277,504,510	100%	26

Investment Rating	Fair Value as of December 31, 2012	% of Portfolio	Number of Portfolio Companies
1	$—	—	—
2	195,451,256	100%	15
3	—	—	—
4	—	—	—
5	—	—	—
Total	$195,451,256	100%	15

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2013 and December 31, 2012, we had no loans on non-accrual.

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

Comparison of the Years ended December 31, 2013 and December 31, 2012

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. Total investment income for the year ended December 31, 2013 totaled $29.4 million and was primarily composed of interest income, including $1.1 million of PIK income and $1.4 million of miscellaneous fees. Total investment income for the period from Inception (May 18, 2012) through December 31, 2012 was $3.7 million and was composed entirely of interest income, including $18,000 of PIK income.

The increase in our total investment income for the year ended December 31, 2013 as compared to period from inception (May 18, 2012) through December 31, 2012 was primarily attributable to the fact that we only acquired our initial investment portfolio on November 7, 2012 and, as a result, our total investment income for the period from inception (May 18, 2012) through December 31, 2012 only reflected our receipt of investment income from the initial investment portfolio for an approximate two-month period. Our total investment income for year ended December 31, 2013 reflected a full-year of investment income from our investment portfolio. Such increase was partially offset by a decrease in the weighted average yield of our debt investments from 12.5% to 11.4% during the year-over-year period.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses (such as travel expenses) associated with performing due diligence and reviews of prospective investments;
•	transfer agent and custodial fees;
•	out-of-pocket fees and expenses associated with marketing efforts;
•	federal and state registration fees and any stock exchange listing fees;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•	direct costs, such as printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
•	other expenses incurred by Stellus Capital Management or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses, net of fee and expense waiver for the year ended December 31, 2013 totaled $13.4 million. Operating expenses totaled $2.4 million for the period from Inception through December 31, 2012. Operating expenses, net of fee and expense waiver consisted of base management fees, incentive fees, administrative services expenses, fees related to the Credit Facility, professional fees, valuation fees, insurance expenses, directors’ fees and other general and administrative expenses, partially offset by the waiver of incentive fee.

The base management fee for the year ended December 31, 2013 was $4.2 million. The base management fee for the period from Inception (May 18, 2012) through December 31, 2012 was $0.5 million, as provided for in the investment advisory agreement.

For the year ended December 31, 2013, the Company incurred incentive fees totaling $4.6 million, as compared to none for the period from Inception (May 18, 2012) through December 31, 2012. The Company records an expense accrual in the statements of operations relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period. As of December 31, 2013, $0.3 million of the $4.6 million in accrued incentive fees related to such expense accrual.

Pursuant to its agreement with the Company, Stellus Capital Management waived $1.8 million and all of its incentive fee for the year ended December 31, 2013 and the period from Inception (May 18, 2012) through December 31, 2012, respectively, in order to support a minimum annual dividend yield of 9% based on the price per share of our common stock in connection with our IPO.

The total gains incentive fee payable to Stellus Capital Management under the investment management agreement as of December 31, 2013 and December 31, 2012 was $0.3 million and $0, respectively.

Borrowings under the Credit Facility were $110.0 million and $38.0 million as of December 31, 2013 and December 31, 2012, respectively.

For the year ended December 31, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 3.7% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $3.1 million for the year ended December 31, 2013, of which $2.3 million was interest expense, $0.5 million was amortization of loan fees paid on the Credit Facility, $0.3 million related to commitment fees on the unused portion of the Credit Facility, and $50 thousand related to loan administration fees. The average borrowings under the Credit Facility for the year ended December 31, 2013 were $68 million.

For the period from Inception (May 18, 2012) through December 31, 2012 the effective interest rate under the Credit Facility was approximately 3.6% (approximately 5.4% including commitment fees on the unused portion of the Credit Facility). The Company recorded interest and fee expense of $0.3 million for the period ended December 31, 2012, of which $0.2 million was interest expense, $61 thousand related to commitment fees on the unused portion of the Credit Facility and $18 thousand related to other loan fees. The average borrowings under the Credit Facility for the period ended December 31, 2013 were $25 million.

Administrative services expenses for the year ended December 31, 2013 totaled $0.9 million, $0.4 million of which was allocated to us from Stellus Capital Management, as our administration. Administrative services expenses from Inception through December 31, 2012 totaled $103 thousand, $63 thousand was related to our third party administrator and $40 thousand of which was allocated to us from Stellus Capital Management, LLC. Expenses for valuation, professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the year ended December 31, 2013 and the period from Inception through December 31, 2012 totaled $2.3 million and $1.2 million, respectively.

Net Investment Income

For the year ended December 31, 2013, net investment income was $16.0 million, or $1.33 per common share (based on 12,059,293 weighted-average common shares outstanding at December 31, 2013). Net investment income includes expense accruals of $0.3 million of incentive fees related to realized and unrealized gains.

For the period from Inception (May 18, 2012) through December 31, 2012, net investment income was $1.3 million, or $0.11 per common share (based on a weighted average of 12,035,023 common shares outstanding for the period from Inception through December 31, 2012.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the year ended December 31, 2013 totaled $97.4 million and net realized gains totaled $1.0 million.

We did not recognize any realized gains or losses on our investments during the period from Inception (May 18, 2012) through December 31, 2012.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the year ended December 31, 2013 totaled $0.5 million.

Net change in unrealized depreciation on investments totaled $6 thousand for the period from Inception (May 18, 2012) through December 31, 2012 and primarily related to unrealized depreciation on our holdings of United States treasury securities.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2013, net increase in net assets resulting from operations totaled $17.5 million, or $1.45 per common share (based on 12,059,293 weighted-average common shares outstanding at December 31, 2013.

For the period from Inception (May 18, 2012) through December 31, 2012, net increase in net assets resulting from operations totaled $1.3 million, or $0.11 per common share (based on 12,035,023 common shares outstanding at December 31, 2012).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $68.6 million for the year ended December 31, 2013, primarily in connection with the purchase of investments. Our financing activities for the year ended December 31, 2013 provided cash of $20.1 million primarily from borrowings under the Credit Facility.

Our operating activities used cash of $164.4 million for the period from Inception (May 18, 2012) through December 31, 2012, primarily in connection with the purchase of investments, including the initial investment portfolio we acquired immediately prior to our IPO from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management serves as a non-discretionary sub-adviser. Our financing activities provided cash of $226.5 million primarily from our IPO and borrowings under the Credit Facility.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2013 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) May 23, 2014, the one year anniversary of our 2013 Annual Meeting of Stockholders, or (ii) the date of our 2014 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage at all times. As of December 31, 2013 and December 31, 2012 our asset coverage ratio was 248% and 309%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2013 and December 31, 2012, we had cash of $3.7 million and $12.1 million, respectively, and United States Treasury securities of approximately $10.0 million and $50.0 million, respectively.

Credit Facility

The Credit Facility is a syndicated multi-currency facility and provides for borrowings up to $135 million and matures in November 2016. As of December 31, 2013, we had $110 million of borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility generally bear interest at LIBOR plus 3.00%. The Credit Facility size may be increased up to $150 million, subject to certain conditions, with additional new lenders or through an increase in commitments of current lenders. On July 30, 2013, we exercised a portion of the accordian feature to increase our borrowing capacity from $115 million to $135 million. The Credit Facility is a four-year revolving facility secured by substantially all of our investment portfolio assets. The Credit Facility contains affirmative and restrictive covenants, including but not limited to maintenance of a minimum shareholders’ equity amount and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0. In addition to the asset coverage ratio described in the preceding sentence, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio. We have also generally agreed under the terms of the Credit Facility not to incur any additional secured indebtedness. In addition, we have agreed not to incur any additional unsecured indebtedness that has a maturity date prior to the maturity date of the Credit Facility. Furthermore, the Credit Facility contains a covenant requiring us to maintain compliance with RIC provisions at all times, subject to certain remedial provisions. Unless extended, the period during which the Company may make and reinvest borrowings under the Credit Facility will expire on November 13, 2015 and the maturity date of the Credit Facility is November 12, 2016.

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

Contractual Obligations

As of December 31, 2013, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2014	2015	2016	2017	2018	2019 and thereafter
	(dollars in thousands)
Credit facility payable	$110,000			$110,000
Short-term loan	$9,000	$9,000
Administrative service expense	$460	$460
	$119,460	$9,460	$—	$110,000	$—	$—	$—

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2013, our only off-balance sheet arrangements consisted of $20.9 million of unfunded commitments, which was comprised of $20.9 million to provide debt financing to three of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of a $2.0 million unfunded commitment to provide debt financing to one of our portfolio companies.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on or undistributed earnings of a RIC.

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

Valuation of portfolio investments

As a business development company, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once each quarter.. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

Revenue recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on the ex-dividend date.

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

Recent Developments

Investment Portfolio

On January 30, 2014, we made a $6.5 million investment in the unsecured term loan of SKOPOS. We also invested $0.7 million in the company’s equity.

On January 31, 2014, we made a $6.1 million investment in the first lien term loan of T2 Systems.

On January 31, 2014, we made a $2.5 million investment in the second lien term loan of Vandelay Industries.

On January 31, 2014, we received full repayment on our second lien loan of Ascend Learning at par resulting in total proceeds of $10.0 million.

On February 25, 2014, we realized our second lien loan of Transaction Network Services (TNS) at 101.5 resulting in total proceeds of $2.6 million.

On February 28, 2014, we realized $3.0 million of our $8.0 million investment in the second lien term loan of Telecommunications Management, LLC. at 101.5 resulting in total proceeds of $3.0 million.

On February 28, 2014, we realized our second lien loan to Aderant North America, Inc. at 101.5 resulting in total proceeds of $1.5 million.

Credit Facility

The outstanding balance under the Credit Facility as of March 4, 2014 was $104.0 million due to net repayments subsequent to December 31, 2013.

Dividend Declared

On January 21, 2014, the Company announced that it was changing the frequency of its dividend payments to shareholders from quarterly to monthly. On January 20, 2014, the Company’s board of directors declared a regular monthly dividend for each of January 2014, February 2014 and March 2014 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/20/2014	1/29/2014	1/31/2014	2/14/2014	$0.1133
1/20/2014	2/26/2014	2/28/2014	3/14/2014	$0.1133
1/20/2014	3/27/2014	3/31/2014	4/15/2014	$0.1133

Asset Quality

Subsequent to year end we placed one loan on non-accrual status, which represents approximately 4.7% of the loan portfolio at cost and 4.1% based on valuation as of December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the years ended December 31, 2013 and December 31, 2012, 58% and 40%, or 19 and 9 of the loans in our portfolio bore interest at floating rates, respectively. For the year ended December 31, 2013, 17 of these 19 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2013, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $144,000 due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2012 and December 31, 2013, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of December 31, 2013, we had not entered into any interest rate hedging arrangements. At December 31, 2013, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $671 thousand for the year ended December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stellus Capital Investment Corporation

We have audited the accompanying statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) (the “Company”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2013 and the period from inception (May 18, 2012) to December 31, 2012 and the financial highlights for the year ended December 31, 2013 and the period from inception (May 18, 2012) to December 31, 2012. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2013 and 2012, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies where not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Stellus Capital Investment Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and the period from inception (May 18, 2012) to December 31, 2012 and the financial highlights for the year ended December 31, 2013 and the period from inception (May 18, 2012) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Houston, Texas
March 6, 2014

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $277,004,466 and $195,455,671, respectively)	$277,504,510	$195,451,256
Cash and cash equivalents	13,663,542	62,131,686
Interest receivable	4,713,912	2,573,831
Deferred offering costs	205,165	—
Receivable for affiliated transaction	43,450	—
Prepaid loan structure fees	1,586,405	1,947,820
Prepaid expenses	411,321	438,384
Total Assets	$298,128,305	$262,542,977
LIABILITIES
Payable for investments purchased	$—	$4,750,000
Credit facility payable	110,000,000	38,000,000
Short-term loan	9,000,000	45,000,943
Base management fees payable	1,176,730	527,034
Incentive fees payable	1,056,942	—
Accrued offering costs	—	147,123
Interest payable	234,051	66,477
Directors' fees payable	96,000	29,452
Unearned revenue	146,965	—
Other accrued expenses and liabilities	526,103	175,993
Total Liabilities	122,236,791	88,697,022
Net Assets	$175,891,514	$173,845,955
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,099,022 and 12,035,023 shares issued and outstanding, respectively)	$12,099	$12,035
Paid-in capital	175,614,738	174,714,838
Accumulated undistributed net realized gain	1,027,392	—
Distributions in excess of net investment income	(1,262,659)	(874,986)
Unrealized appreciation (depreciation) on investments and cash equivalents	499,944	(5,932)
Net Assets	$175,891,514	$173,845,955
Total Liabilities and Net Assets	$298,128,305	$262,542,977
Net Asset Value Per Share	$14.54	$14.45

See notes to financial statements

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
INVESTMENT INCOME
Interest income	$27,995,486	$3,696,432
Other income	1,405,250	—
Total Investment Income	29,400,736	3,696,432
OPERATING EXPENSES
Management fees	4,242,608	527,034
Valuation fees	497,228	184,500
Administrative services expenses	883,050	103,482
Incentive fees	4,647,802	—
Professional fees	649,863	734,365
Directors' fees	350,000	109,439
Insurance expense	468,046	79,279
Interest expense and other fees	3,123,701	282,629
Credit facility fees	—	317,594
Other general and administrative expenses	314,196	53,754
Total Operating Expenses	15,176,494	2,392,076
Waiver of Incentive Fees	(1,787,487)	—
Total expenses, net of fee waiver	13,389,007	2,392,076
Net Investment Income	16,011,729	1,304,356
Net Realized Gain on Investments and Cash Equivalents	1,027,392	—
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	505,876	(5,932)
Net Increase in Net Assets Resulting from Operations	$17,544,997	$1,298,424
Net Investment Income Per Share	$1.33	$0.11
Net Increase in Net Assets Resulting from Operations Per Share	$1.45	$0.11
Weighted Average Shares of Common Stock Outstanding	12,059,293	12,035,023

See notes to financial statements

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Increase in Net Assets Resulting from Operations
Net investment income	$16,011,729	$1,304,356
Net realized gain on investments and cash equivalents	1,027,392	—
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	505,876	(5,932)
Net Increase in Net Assets Resulting from Operations	17,544,997	1,298,424
Stockholder distributions
Distributions from net investment income	(16,399,402)	(2,179,342)
Capital share transactions
Issuance of common stock	—	180,409,145
Reinvestments of stockholder distributions	899,964	112,948
Sales load	—	(4,959,720)
Offering costs	—	(835,500)
Net increase in net assets resulting from capital share transactions	899,964	174,726,873
Total increase in net assets	2,045,559	173,845,955
Net assets at beginning of year/period	173,845,955	—
Net assets at end of year/period (includes $1,262,659 and $874,986 of distributions in excess of net investment income)	$175,891,514	$173,845,955

See notes to financial statements

STELLUS CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,544,997	$1,298,424
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(176,445,413)	(232,708,419)
Proceeds from sales and repayments of investments	97,437,434	66,458,112
Net change in unrealized appreciation on investments	(504,459)	4,415
Increase in investments due to PIK	(1,073,588)	(18,044)
Accretion of discount	(436,582)	(28,175)
Net realized gain on investments	(1,030,646)	—
Changes in other assets and liabilities
Increase in interest receivable	(2,140,081)	(2,573,831)
Increase in receivable for affiliated transaction	(43,450)	—
Decrease (increase) in prepaid expenses and fees	388,478	(2,386,204)
Increase (decrease) in payable for investments purchased	(4,750,000)	4,750,000
Increase in management fees payable	649,696	527,034
Increase in directors' fees payable	66,548	29,452
Increase in incentive fees payable	1,056,942	—
Increase in interest payable	167,574	66,477
Increase in unearned revenue	146,965	—
Increase in other accrued expenses and liabilities	350,110	175,993
Net cash used in operating activities	(68,615,475)	(164,404,766)
Cash flows from financing activities
Gross proceeds from common shares issued	—	151,250,000
Borrowings on bridge note	—	156,000,000
Payments on bridge note	—	(156,000,000)
Sales load	—	(4,959,720)
Offering costs paid	(352,288)	(688,377)
Stockholder distributions paid	(15,499,438)	(2,066,394)
Net borrowings under credit facility	72,000,000	38,000,000
Net paydowns of short-term loan	(36,000,943)	45,000,943
Net cash provided by financing activities	20,147,331	226,536,452
Net increase (decrease) in cash and cash equivalents	(48,468,144)	62,131,686
Cash and cash equivalents balance at beginning of year/period	62,131,686	—
Cash and cash equivalents balance at end of year/period	$13,663,542	$62,131,686
Non-cash items
Purchase of portfolio companies through the issuance of common stock	$—	$29,159,145
Accrued deferred offering costs	—	147,123
Shares issued pursuant to Dividend Reinvestment Plan	899,964	112,948

See notes to financial statements

STELLUS CAPITAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

Investments	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments(2)
Aderant North America Inc.	Atlanta, GA
Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 6/20/2019	Software	$1,500,000	$1,480,112	$1,500,000	0.85%
Ascend Learning, LLC	Burlington, MA
Term Loan-Second Lien, Euro + 10.00%, Euro floor 1.50%, due 12/6/2017	Software	$10,000,000	10,000,000	10,000,000	5.69%
Atkins Nutitional Holdings II, Inc.	Denver, CO
Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019	Beverage, Food, & Tobacco	$17,000,000	16,689,794	17,000,000	9.67%
ATX Networks	West Ajax, Ontario
Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(3)(4)	High Tech Industries	$21,203,012	21,203,012	21,203,012	12.05%
Binder and Binder	Hauppauge, NY
Term Loan-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(3)	Services: Consumer	$13,133,228	13,133,228	11,395,293	6.48%
Blackhawk Mining, LLC	Lexington, KY
Term Loan-First Lien, 12.50%, due 10/9/2016	Metals & Mining	$4,806,071	4,445,365	4,547,024	2.59%
Common Shares, Class B(5)		36 shares	214,286	341,349	0.19%
Total			4,659,651	4,888,373	2.78%
Calero Software, LLC	Rochester, NY
Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 6/5/2019	Telecommunications	$10,000,000	9,802,547	9,802,547	5.57%
Managed Mobility Holdings, LLC Ltd. Partnership(5)		8,507 shares	500,000	500,000	0.28%
Total			10,302,547	10,302,547	5.85%
Colford Capital Holdings, LLC(6)	New York, NY
Term Loan-Unsecured 12.25%, due 5/31/2018(4)	Finance	$12,500,000	12,242,889	12,491,250	7.10%
ConvergeOne Holdings Corp.	Eagan, MN
Term Loan-First Lien, L + 8.00%, LIBOR floor 1.25%, due 5/8/2019	Telecommunications	$12,185,952	12,017,679	12,104,672	6.88%
Eating Recovery Center, LLC	Denver, CO
Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018(3)	Health & Pharmaceuticals	$18,400,000	18,075,428	18,400,000	10.46%
Common Shares, Class A(5)		17,528 shares	1,647,135	1,708,667	0.97%
Total			19,722,563	20,108,667	11.43%
Empirix Inc.(7)	Billerica, MA
Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 5/1/2020	Software	$21,407,850	20,988,492	20,988,492	11.93%
Common Shares, Class A(5)		1,304 shares	1,304,232	1,304,232	0.74%
Common Shares, Class B(5)		1,317,406 shares	13,174	13,174	0.01%
Total			22,305,898	22,305,898	12.68%

Investments	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Grupo HIMA San Pablo, Inc.	San Juan, PR
Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/30/2018	Health & Pharmaceuticals	$4,962,500	$4,877,838	$4,811,144	2.74%
Term Loan-Second Lien, 13.75%, due 7/30/2018		$4,000,000	3,822,486	3,548,400	2.02%
Total			8,700,324	8,359,544	4.76%
Help Systems, LLC	Eden Prairie, MN
Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.00%, due 6/28/2020	Software	$15,000,000	$14,784,682	$15,000,000	8.53%
Hostway Corp.	Chicago, Il
Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 12/13/2020	High Tech Industries	$6,750,000	6,615,231	6,615,231	3.76%
Livingston International, Inc.	Toronto, Ontario
Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020(4)	Transportation: Cargo	$6,841,739	6,714,636	7,012,783	3.99%
Refac Optical Group(8)	Blackwood, NJ
Term A Loan-First Lien, L + 7.50%, due 9/30/2018	Retail	$2,924,824	2,924,824	2,924,824	1.66%
Term B Loan-First Lien, L + 8.50% cash, 1.75% PIK, due 9/30/2018(3)		$6,151,853	6,151,853	6,151,853	3.50%
Revolver-First Lien, L + 7.50%, due 9/30/2018		$1,100,000	$1,100,000	1,100,000	0.63%
Total			10,176,677	10,176,677	5.79%
Securus Technologies Holdings	Dallas, TX
Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021	Telecommunications	$8,500,000	8,434,305	8,500,000	4.83%
Snowman Holdings, LLC(9)	Lebanon, IN
Term Loan-Unsecured, 12.50%, due 2/15/2019	Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.35%
SPM Capital, LLC	Bloomington, MN
Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017	Healthcare & Pharmaceuticals	$7,406,250	7,284,824	7,406,250	4.21%
SQAD, LLC	Tarrytown, NY
Term Loan-Unsecured, 11.00% cash, 1.25% PIK, due 4/30/2019(3)	Media: Broadcasting & Subscription	$5,000,000	4,914,724	4,912,500	2.79%
Common Shares, Series A(5)		5,000 shares	50,000	50,000	0.03%
Preferred Shares, Series A(5)		4,500 shares	450,000	450,000	0.26%
Total			5,414,724	5,412,500	3.08%
Studer Group, LLC (The)(10)	Gulf Breeze, FL
Term Loan-Unsecured, 12.00%, due 1/31/2019	Services: Business	$16,910,423	16,910,423	16,910,423	9.61%
Telecommunications Management, LLC	Sikeston, MO
Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/2020	Media: Broadcasting & Subscription	$8,000,000	7,925,241	8,120,000	4.62%
Telular Corp.	Chicago, IL
Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020	High Tech Industries	$7,500,000	7,393,551	7,500,000	4.26%

Investments	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Transaction Network Services, Inc.	Reston, VA
Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 8/14/2020	Telecommunications	$2,550,000	$2,514,924	$2,584,272	1.47%
Varel International Energy Funding Corp.	Carrollton, TX
Term Loan-First Lien, L + 7.75%, LIBOR floor 1.50%, due 7/17/2017	Energy: Oil & Gas	$9,700,000	9,538,738	9,700,000	5.51%
Woodstream Corp.(11)	Lititz, PA
Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017	Consumer Goods: Non-Durable	$9,137,721	$8,825,566	$8,898,313	5.06%
Woodstream Group, Inc.(11)	Lititz, PA
Senior Subordinated Debt-Unsecured, 11.50%, due 2/28/2017	Consumer Goods: Non-Durable	$862,279	$844,129	$839,687	0.48%
Total Non-controlled, non-affiliated investments			$277,004,466	$277,504,510	157.77%
Cash Equivalents(2)
United States Treasury Bills 0%, due 01/30/2014		$10,000,000	10,000,000	9,999,900	5.69%
Total Short-Term Investments			10,000,000	9,999,900	5.69%
LIABILITIES IN EXCESS OF OTHER ASSETS				(111,612,896)	(63.46)%
NET ASSETS				$175,891,514	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude Cash Equivalents.
(3)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)	Security is non-income producing.
(6)	This investment also includes an unfunded term loan commitment in an amount not to exceed $12,500,000, an interest rate of 12.25% fixed, and a maturity of May 31, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(7)	This investment also includes a delayed draw term loan commitment in an amount not to exceed $7,542,150, an interest rate of LIBOR plus 9.50%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	This investment also includes an undrawn revolving loan commitment in an amount not to exceed $900,000, an interest rate of LIBOR plus 7.50%, and a maturity of September 28, 2018. This investment is accruing an unused commitment fee of 0.50% per annum. This investment amended its maturity to 9/30/18 on 9/30/13.
(9)	This investment amended its maturity to 2/15/19 on 8/15/13. The interest rate was amended from 11% cash pay plus 2% PIK to 12.5% cash pay.
(10)	This investment amended its maturity to 1/31/19 on 7/23/13. The interest rate was amended from 12% cash pay plus 2% PIK to 12% cash pay.
(11)	Amended maturity to 2/18/17 on 3/4/13. Amended rate to 11.5% fixed on 12/6/13.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

Investments	Headquarters/ Industry	Principal Amount/ Shares	Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments(9)
Aderant North America Inc.	Atlanta, GA
Term Loan-Second Lien, Prime + 7.75%, due 6/20/2019(2)	Services: Business	$1,500,000	$1,477,622	$1,477,622	0.85%
Ascend Learning, Inc.	Burlington, MA
Term Loan-Second Lien, Euro + 10.00%, Euro floor 1.50%, due 12/6/2017(2)	High Tech Industries	$10,000,000	10,000,000	10,000,000	5.75%
ATX Networks	West Ajax, Ontario
Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(2)(3)(4)	High Tech Industries	$20,778,456	20,778,456	20,778,456	11.95%
Baja Broadband, LLC	Fort Mill, SC
Term Loan-Second Lien, L + 11.00%, LIBOR floor 1.50%, due 12/20/2017(2)	Media: Broadcasting & Subscription	$15,000,000	15,000,000	15,000,000	8.63%
Binder and Binder	Hauppauge, New York
Senior Subordinated Note-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(3)	Services: Business	$13,000,000	13,000,000	13,000,000	7.48%
Blackhawk Mining, LLC	Lexington, KY
Term Loan-First Lien, 12.50%, due 10/5/2016(7)	Metals & Mining	$5,000,000	4,535,714	4,535,714	2.61%
Common Shares, Class B(5)(6)		36 shares	214,286	214,286	0.12%
Total			4,750,000	4,750,000	2.73%
Eating Recovery Center, LLC	Denver, CO
Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 12/28/2018(2)(3)		$18,400,000	18,032,633	18,032,633	10.37%
Common Shares, Series A(5)	Healthcare & Pharmaceuticals	86,667 shares	1,500,000	1,500,000	0.86%
Total			19,532,633	19,532,633	11.23%
Holley Performance Products	Bowling Green, KY
Term Loan-First Lien, Prime + 6.00%, Prime floor 3.50%, due 11/30/2017(2)	Automotive	$12,500,000	12,345,646	12,345,646	7.10%
Refac Optical Group(8)	Blackwood, NJ
Term A Loan-First Lien, L + 7.50%, LIBOR 0.2077%, due 3/23/2016(2)	Retail	$3,780,408	3,780,408	3,780,408	2.18%
Term B Loan-First Lien, L + 8.50%, LIBOR 0.2077%, 1.75% PIK, due 3/23/2016(2)(3)		$6,098,781	6,098,781	6,098,781	3.51%
Total			9,879,189	9,879,189	5.69%
Securus Technologies Holdings	Dallas, TX
Term Loan-Second Lien, Euro + 9.00%, Euro floor 1.75%, due 6/1/2018(2)	Telecommunications	$12,000,000	12,119,671	12,120,000	6.97%
Snowman Holdings, LLC	Lebanon, IN
Term Loan-Unsecured, 11.00% cash, 2.00% PIK, due 1/11/2017(3)	Transportation: Cargo	$8,969,955	8,969,955	8,969,955	5.16%
SPM Capital, LLC	Stamford, CT
Term Loan-First Lien, Euro + 5.50%, Euro floor 1.50%, due 10/31/2017(2)	Capital Markets	$7,500,000	7,351,604	7,351,604	4.23%

Investments	Headquarters/ Industry	Principal Amount/ Shares	Cost	Fair Value(1)	% of Net Assets
Sportsmans Warehouse Holdings, Inc.	Midvale, UT
Term Loan-First Lien, L + 7.00%, LIBOR 1.50%, due 11/13/2018(2)	Retail	$10,000,000	$9,902,063	$9,902,062	5.70%
Studer Group, LLC (The)	Gulf Breeze, FL
Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 3/29/2017(3)	Services: Business	$16,639,880	16,639,880	16,639,880	9.57%
Woodstream Corp.	Lititz, PA
Subordinated Debt-Unsecured, 12.00%, due 2/27/2015(2)	Consumer Goods: Non-Durable	$3,017,977	2,910,987	2,906,244	1.67%
Woodstream Group, Inc.	Lititz, PA
Senior Subordinated Note-Unsecured, 12.00%, due 2/27/2015	Consumer Goods: Non-Durable	$31,982,023	30,797,965	30,797,965	17.72%
Total Non-controlled, non-affiliated investments			$195,455,671	$195,451,256	112.43%
Cash Equivalents(9)
United States Treasury Bills 0%, due 01/30/2013		$50,000,000	$50,001,017	$49,999,500	28.76%
Total Short-Term Investments			$50,001,017	$49,999,500	28.76%
LIABILITIES IN EXCESS OF OTHER ASSETS				(71,604,801)	(41.19)%
NET ASSETS				$173,845,955	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Coupon is subject to Prime and LIBOR floors.
(3)	Represents a payment-in-kind security which pays a portion of interest in additional par.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)	Security is non-income producing.
(6)	Common shares position will settle after December 31, 2012.
(7)	The loan will settle after December 31, 2012.
(8)	This instrument also includes an undrawn revolving loan commitment in an amount not to exceed $2,000,000, an interest rate of Libor plus 7.5%, and a maturity of March 23, 2016. This investment is accruing an unused fee of 0.50% per annum.
(9)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude Cash Equivalents.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

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

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. Through its initial public offering the Company sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. As of December 31, 2013, the Company has raised $180,409,145 including (i) $500,010 of seed capital contributed by Stellus Capital, (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital, and (iii) $29,159,145 in connection with the acquisition of the Company’s initial portfolio. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 10 of regulation S-X.

In the opinion of management, the consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the periods included herein. Certain reclassifications have been made to certain prior period balances to conform with current presentation.

In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Cash and Cash Equivalents

At December 31, 2013, cash balances totaling $3,413,642 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see footnote 9). On December 31, 2013, we held approximately $10 million of U.S. Treasury Bills with a 25 day maturity purchased using $1 million in margin cash and the proceeds from a $9 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 6.25%. On January 2, 2014, we sold the remaining Treasury Bills, repaid the remainder of the loan from Raymond James and received back the $1 million margin payment (net of fees and expenses of $1,875).

On December 31, 2012, we held approximately $50 million of U.S. Treasury Bills with a 30 day maturity purchased using $5 million in cash and the proceeds from a $45 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 1%. On January 2, 2013, we sold the Treasury Bills, repaid the $45 million loan from Raymond James and received back the $5 million margin payment (net of fees and expenses of $8,943).

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

As of December 31, 2013 and December 31, 2012, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the year ended December 31, 2013.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no unvested shares as of December 31, 2013 or December 31, 2012. As a result, there is no difference between diluted earnings per share and basic per share amounts.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013.

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU“) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company entered into an investment advisory agreement with Stellus Capital. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital a base annual fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an annual incentive fee.

For the years ended December 31, 2013 and December 31, 2012, the Company incurred base management fees expense to the Advisor of $4,242,608 and $527,034, respectively.

The annual incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized) and a “catch-up” feature. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. For the year ended December 31, 2013, the Company incurred $2,554,847 of incentive fees related to pre-incentive fee net investment income, net of amounts waived as discussed below. As of December 31, 2013, $1,056,942 of such incentive fees are currently payable to the Advisor, and $109,957 of pre-incentive fee net investment income incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. There were no incentive fees payable to the advisor as of December 31, 2012.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

The second part of the annual incentive fee is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory agreement, as of the termination date) and equals 20.0% of the aggregate cumulative realized gains from inception through the end of each calendar year, computed net of aggregate cumulative realized losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid realized gain incentive fees. For the year ended December 31, 2013, the Company adjusted its realized gains incentive fee accrual by $0.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential realized gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for unrealized gains incentive fees includes an amount related to unrealized capital appreciation of $305,467 and $0 as of December 31, 2013 and December 31, 2012, respectively. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods.

For the years ending December 31, 2013 and December 31, 2012, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering. For the year ended December 31, 2013, the adviser waived incentive fees related to pre-incentive fee net investment income of $1,787,487. The amounts waived in 2012 are immaterial.

As of December 31, 2013 and December 31, 2012, the Company was due $43,450 and $0, respectively, from a Stellus Capital related party for reimbursement of expenses paid for by the Company that were the responsibility of Stellus Capital. The amount due to the Company is included in the Statement of Assets and Liabilities.

As of December 31, 2013 and December 31, 2012, the Company owed its independent directors $96,000 and $29,452, respectively, in total for unpaid director fees.

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

We received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management (other than the D. E. Shaw group funds, as defined below) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with a private credit fund managed by Stellus Capital

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

Management that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

Administration Agreement

The Company entered into an administration agreement with Stellus Capital Management pursuant to which Stellus Capital Management will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital Management will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. For the year ended December 31, 2013 and the period from Inception (May 18, 2012) through December 31, 2012 there were $443,632 and $62,716 of such costs incurred under the Administration Agreement, respectively.

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

NOTE 3 — DISTRIBUTIONS

The Company intends to continue to declare and make monthly distributions of available net investment income to its stockholders. The distribution frequency was changed from quarterly to monthly subsequent to year end (see Note 12). The Company intends to distribute net realized gains (i.e., net capital gains in excess of net capital losses), if any, at least annually. The stockholder distributions, if any, will be determined by the board of directors. Any distribution to stockholders will be declared out of assets legally available for distribution.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 3 — DISTRIBUTIONS  – (continued)

The following table reflects the Company’s dividends declared during 2013 and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2013	March 21, 2013	March 28, 2013	$0.34
June 7, 2013	June 21, 2013	June 28, 2013	$0.34
August 21, 2013	September 5, 2013	September 27, 2013	$0.34
November 22, 2013	December 9, 2013	December 23, 2013	$0.34
December 27, 2013	January 15, 2014	January 24, 2014	$0.065

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. Of the total distributions of $16,399,402 made to shareholders through December 31, 2013, $15,499,438 was made in cash and the remainder in shares.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

At December 31, 2013, the Company had investments in 26 portfolio companies. The total cost and fair value of the investments were $277,004,466 and $277,504,510, respectively. The composition of our investments as of December 31, 2013 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$48,341,121	$48,745,767
Senior Secured – Second Lien	117,166,001	118,171,725
Unsecured Debt	107,318,517	106,219,596
Equity	4,178,827	4,367,422
Total Investments	$277,004,466	$277,504,510

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013 and December 31, 2012, the Company had three and one such investments with aggregate unfunded commitments of $20,942,150 and $2,000,000, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$12,104,672	$36,641,095	$48,745,767
Senior Secured – Second Lien	—	21,084,272	97,087,453	118,171,725
Unsecured Debt	—	—	106,219,596	106,219,596
Equity	—	—	4,367,422	4,367,422
Total Investments	$—	$33,188,944	$244,315,566	$277,504,510

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$44,014,214	$44,014,214
Senior Secured – Second Lien	—	12,120,000	26,477,622	38,597,622
Unsecured Debt	—	—	111,125,134	111,125,134
Equity	—	—	1,714,286	1,714,286
Total Investments	$—	$12,120,000	$183,331,256	$195,451,256

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2013 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Purchases of investments	25,858,527	104,999,976	20,158,739	2,464,541	153,481,783
Sales and Redemptions	(34,036,217)	(25,253,125)	(25,000,000)	—	(84,289,342)
Realized Gains	291,223	203,125	903,322	—	1,397,670
Change in unrealized depreciation included in earnings	317,653	572,534	(1,094,178)	188,595	(15,396)
Accretion of discount	195,695	87,321	126,579	—	409,595
Transfer from Level 2	—	—		—	—
Transfer to Level 2	—	(10,000,000)	—	—	(10,000,000)
Fair value at end of period	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2013	$317,653	$572,534	$(1,094,178)	$188,595	$(15,396)

During the year ended December 31, 2013, there was one transfer from Level 3 to Level 2 due to the increase in the availability of significant observable inputs in determining the fair value of these investments.

Transfers are reflected at the value of the securities at the beginning of the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the period from Inception through December 31, 2012 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Purchases of investments	97,066,024	16,477,500	124,507,797	1,714,286	239,765,607
Sales and Redemptions	(53,057,372)	—	(13,400,740)	—	(66,458,112)
Change in unrealized appreciation (depreciation) included in earnings	—	—	(4,744)	—	(4,744)
Accretion of discount	5,562	122	22,821	—	28,505
Transfer from Level 2	—	10,000,000	—	—	10,000,000
Transfer to Level 2	—	—	—	—	—
Fair value at end of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2012	$—	$—	$(4,744)	$—	$(4,744)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2012:

	Cost	Fair Value	% of Total Investments
Pennsylvania	$33,708,952	$33,704,209	17.24%
Canada	20,778,456	20,778,456	10.63%
Colorado	19,532,633	19,532,633	9.99%
Kentucky	17,095,646	17,095,646	8.75%
Florida	16,639,880	16,639,880	8.51%
South Carolina	15,000,000	15,000,000	7.67%
New York	13,000,000	13,000,000	6.65%
Texas	12,119,671	12,120,000	6.20%
Massachusetts	10,000,000	10,000,000	5.12%
Utah	9,902,063	9,902,062	5.07%
New Jersey	9,879,189	9,879,189	5.05%
Indiana	8,969,955	8,969,955	4.59%
Connecticut	7,351,604	7,351,604	3.76%
Georgia	1,477,622	1,477,622	0.77%
	$195,455,671	$195,451,256	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Software	$48,570,692	$48,805,898	17.59%
Healthcare & Pharmaceuticals	35,707,711	35,874,461	12.93%
High Tech Industries	35,211,794	35,318,243	12.73%
Telecommunications	33,269,455	33,491,491	12.07%
Transportation: Cargo	17,883,754	18,181,901	6.55%
Beverage, Food, & Tobacco	16,689,794	17,000,000	6.13%
Services: Business	16,910,423	16,910,423	6.09%
Media: Broadasting & Subscription	13,339,965	13,532,500	4.88%
Finance	12,242,889	12,491,250	4.50%
Services: Consumer	13,133,228	11,395,293	4.10%
Retail	10,176,677	10,176,677	3.67%
Consumer Goods: Non-Durable	9,669,695	9,738,000	3.51%
Energy: Oil & Gas	9,538,738	9,700,000	3.49%
Metals & Mining	4,659,651	4,888,373	1.76%
	$277,004,466	$277,504,510	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2012(1):

	Cost	Fair Value	% of Total Investments
Consumer Goods: Non-Durable	$33,708,952	$33,704,209	17.24%
Services: Business	31,117,502	31,117,501	15.93%
High Tech Industries	30,778,456	30,778,456	15.75%
Health & Pharmaceuticals	26,884,237	26,884,237	13.75%
Retail	19,781,252	19,781,252	10.12%
Media: Broadcasting & Subscription	15,000,000	15,000,000	7.67%
Automotive	12,345,646	12,345,646	6.32%
Telecommunications	12,119,671	12,120,000	6.20%
Transportation: Cargo	8,969,955	8,969,955	4.59%
Metals & Mining	4,750,000	4,750,000	2.43%
	$195,455,671	$195,451,256	100.00%

(1)	The Company has changed the industry classification of certain investments to conform to new industry classifications adopted as of December 31, 2013.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique		Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$36,641,095	Income/Market approach(2)		HY credit spreads, Risk free rates	-1.58% to .46% (-.95%) .00% to .17% (.04%)
Second lien debt	$97,087,453	Income/Market approach	(2)	HY credit spreads, Risk free rates	-1.41% to 1.40% (-.68%) .04% to .81% (.21%)
Unsecured debt	$106,219,596	Income/Market approach	(2)	HY credit spreads, Risk free rates	-1.27% to 2.79% (-27%) -.42% to .62% (.15%)
Equity investments	$4,367,422	Market approach(4)		Underwriting multiple/EBITDA Multiple	5x to 13x
Total Long Term Level 3 Investments	$244,315,566

(1)	Weighted average based on fair value as of December 31, 2013.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.58% (158 basis points) to .46% (46 basis points). The average of all changes was -.95%.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(4)	The primary significant unobservable input used in the fair value measurement of the Company's equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2012:

Description:	Fair Value	Valuation Technique		Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$44,014,214	Income/Market approach	(2)	HY credit spreads, Risk free rates	-.22% to .00% (-.15%) -.03% to .12% (.04%)
Second lien debt	$26,477,622	Income/Market approach(2)		HY credit spreads, Risk free rates	-.49% to -.22% (-.33%) .00% to .04% (.03%)
Unsecured debt	$111,125,134	Income/Market approach(2)		HY credit spreads, Risk free rates	-.31% to -.22% (-.23%) .01% to .04% (.02%)
Equity investments	$1,714,286	Market approach	(4)	Underwriting multiple/EBITDA Multiple	5x to 13x
Total Long Term Level 3 Investments	$183,331,256

(1)	Weighted average based on fair value as of December 31, 2012.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads and the risk free rates between the date a loan closed and the valuation date ranged from -.22% (22 basis points) to .00% (0 basis points). The average of all changes was -.15%.
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

The Company issued 63,998 shares of common stock during the year ended December 31, 2013 in connection with the stockholder distribution reinvestment.

Issuance of Common Stock	Number of Shares	Gross Proceeds	Sales Load	Offering Expenses	Offering Price
March 28, 2013(1)	15,249	$214,706			$14.08
June 28, 2013(1)	15,747	225,182			14.30
September 27, 2013(1)	16,202	229,914			14.19
December 22, 2013(1)	16,800	230,162			13.70
Total	63,998	$899,964

(1)	Issued in connection with stockholder distribution reinvestment.

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

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the year ended December 31, 2013.

	Year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Net increase in net assets resulting from operations	$17,544,997	$1,298,424
Average common shares	12,059,293	12,035,023
Basic and diluted earnings per common share	$1.45	$0.11

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

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

NOTE 8 — FINANCIAL HIGHLIGHTS

	Year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Per Share Data:(1)
Net asset value at beginning of year/period	$14.45	$15.00
Net investment income	1.33	0.11
Change in unrealized appreciation (depreciation)	0.03	(0.01)
Realized gain	0.09	—
Total from investment operations	1.45	0.10
Reinvestments of stockholder distributions	—	0.01
Sales load	—	(0.41)
Offering costs	—	(0.07)
Stockholder distributions	(1.36)	(0.18)
Net asset value at end of year/period	$14.54	$14.45
Per share market value at end of year/period	$14.95	$16.38
Total return based on market value(2)	0.42%	10.48%
Total return based on change in net asset value(5)	10.35%	(0.79)%
Weighted average shares outstanding at end of period	12,059,293	12,035,023
Ratio/Supplemental Data:
Net assets at end of year/period	$175,891,514	$173,845,955
Average net assets(3)	$175,398,660	$173,845,955
Annualized ratio of gross operating expenses to net assets(3)	8.65%	5.49%
Annualized ratio of net operating expenses to net assets(3)	7.63%	5.50%
Annualized ratio of net investment income to net assets(3)	9.13%	4.99%
Portfolio Turnover(4)	41%	35%

(1)	Financial highlights are based on weighted average shares outstanding as of year/period ended.
(2)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets, net investment income to average net assets and total return based on change in net asset value are adjusted accordingly.
(4)	Calculated as payoffs divided by average portfolio balance and is not annualized.
(5)	Total return on net asset value is based on the change in net asset value per share since the end of the prior year and includes dividends paid. The total returns are not annualized.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2013, the Company was in compliance with these covenants.

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

As of December 31, 2013 and December 31, 2012, $110,000,000 and $38,000,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. From Inception to December 31, 2012, the Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. As of December 31, 2013 and December 31, 2012, $1,586,405 and $1,947,820 of such prepaid loan structure fees had yet to be amortized, respectively.

For the year ended December 31, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 3.7% including commitment fees on the unused portion of the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $3,123,701 for the year ended December 31, 2013, of which $2,276,571 was interest expense, $518,106 was amortization of loan fees paid on the Credit Facility, $279,042 related to commitment fees on the unused portion of the Credit Facility, and $49,982 related to loan administration fees. The Company paid $2,377,282 in interest expense and unused commitment fees for the year ended December 31, 2013. The average borrowings under the Credit Facility for the year ended December 31, 2013 were $68,449,315.

For the period from Inception (May 18, 2012) through December 31, 2012 the effective interest rate under the Credit Facility was approximately 3.6% (approximately 5.4%) including commitment fees on the unused portion of the Credit Facility). The Company recorded interest and fee expense of $282,629 for the period ended December 31, 2012, of which $202,864 was interest expense, $61,264 related to commitment fees on the unused portion of the Credit Facility and $18,501 related to other loan fees. The average borrowings under the Credit Facility for the period ended December 31, 2012 were $24,979,592.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 10 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the results of operations for the year ended December 31, 2013 and for the period Inception through December 31, 2012. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2013
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Invesment Income (Loss)	$6,446,440	$7,341,227	$7,917,631	$7,695,438
Net Investment Income (Loss)	$3,687,382	$3,972,658	$4,133,995	$4,217,694
Net Increase in Net Assets from Operations	$5,532,118	$4,477,595	$3,825,421	$3,709,863
Total Investment Income (Loss) per share(1)	$0.54	$0.61	$0.66	$0.64
Net Investment Income (Loss) per share(1)	$0.31	$0.33	$0.34	$0.35
Net Increase in Net Assets from Operations per share(1)	$0.46	$0.37	$0.32	$0.30

	2012
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4(2)
Total Invesment Income (Loss)	n/a	$(126,628)	$(264,993)	$3,696,432
Net Investment Income (Loss)	n/a	$(126,628)	$(264,993)	$1,304,356
Net Increase in Net Assets from Operations	n/a	$(126,628)	$(264,993)	$1,298,424
Total Investment Income (Loss) per share(1)	n/a	n/a	$(2,650)	$0.30
Net Investment Income (Loss) per share(1)	n/a	n/a	$(2,650)	$0.11
Net Increase in Net Assets from Operations per share(1)	n/a	n/a	$(2,650)	$0.11

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.
(2)	For the period from Inception through December 31, 2012.

NOTE 11 — INCOME TAXES

As of December 31, 2013 and December 31, 2012, the Company had $945,186 and $0, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $0 for the periods ended December 31, 2013 and December 31, 2012. All of the undistributed ordinary income as of December 31, 2013 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2013. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued approximately $24,000 and $0, in U.S. federal excise tax for the years ended December 31, 2013 and December 31, 2012, respectively.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 11 — INCOME TAXES – (continued)

form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
Ordinary income	$16,399,402	$2,179,342
Qualified dividends	—	—
Distributions of long-term capital gains	—	—
Total distributions accrued or paid to common stockholders	$16,399,402	$2,179,342

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	The character of the Company’s distributions is determined annually, based upon its taxable income for the full year and based upon distributions made for the full year. A determination of the character of distributions made on an interim basis may not be representative of the final determination based upon taxable income computed for the full year.

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Aggregate cost of portfolio securities for federal income tax purposes	$277,504,510	$195,455,671
Gross unrealized appreciation of portfolio company securities	2,585,425	329
Gross unrealized depreciation of portfolio company securities	(2,085,481)	(6,261)
Net unrealized appreciation of portfolio company securities	$499,944	$(5,932)

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On January 30, 2014, we made a $6.5 million investment in the unsecured term loan of SKOPOS. We also invested $0.7 million in the company’s equity.

On January 31, 2014, we made a $6.1 million investment in the first lien term loan of T2 Systems.

On January 31, 2014, we made a $2.5 million investment in the second lien term loan of Vandelay Industries.

On January 31, 2014, we received full repayment on our second lien loan to Ascend Learning at par resulting in total proceeds of $10.0 million.

On February 25, 2014, we realized our second lien loan of Transaction Network Services (TNS) at 101.5 resulting in total proceeds of $2.6 million.

On February 28, 2014, we realized $3.0 million of our $8.0 million investment in the second lien term loan of Telecommunications Management, LLC. at 101.5 resulting in total proceeds of $3.0 million.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

NOTE 12 — SUBSEQUENT EVENTS  – (continued)

On February 28, 2014, we realized our second lien loan to Aderant North America, Inc. at 101.5 resulting in total proceeds of $1.5 million.

Credit Facility

The outstanding balance under the Credit Facility as of March 4, 2014 was $104.0 million due to net repayments subsequent to December 31, 2013.

Dividend Declared

On January 21, 2014, the Company announced that it was changing the frequency of its dividend payments to shareholders from quarterly to monthly. On January 20, 2014, the Company’s board of directors declared a regular monthly dividend for each of January 2014, February 2014 and March 2014 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/20/2014	1/29/2014	1/31/2014	2/14/2014	$0.1133
1/20/2014	2/26/2014	2/28/2014	3/14/2014	$0.1133
1/20/2014	3/27/2014	3/31/2014	4/15/2014	$0.1133

Asset Quality

Subsequent to year end we placed one loan on non-accrual status, which represents approximately 4.7% of the loan portfolio at cost and 4.1% based on valuation as of December 31, 2013.

Item 9.  Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013.

(c) Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K.

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.7	Form of Purchase Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.8	Form of Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.9	Form of Guarantee and Security Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.12	Form of Letter Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.13	Commitment Increase Letter Agreement between Registrant, Cadence Bank, N.A., State Street Bank and Trust Company, Amegy Bank, N.A. and SunTrust Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on July 30, 2013).
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).

21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organizations: Stellus Capital SBIC, LP — Delaware SKP Blocker I, Inc. — Delaware ERC Blocker, Inc. — Delaware
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

STELLUS CAPITAL INVESTMENT CORPORATION
Date: March 6, 2014	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 6, 2014	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 6, 2014	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 6, 2014	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 6, 2014	/s/ Joshua T. Davis Joshua T. Davis Director
Date: March 6, 2014	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 6, 2014	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 6, 2014	/s/ Paul Keglevic Paul Keglevic Director
Date: March 6, 2014	/s/ William C. Repko William C. Repko Director