Form 10-Q
period 2014-03-31
Stellus Capital Investment Corp
filed 2014-05-08
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 29, 2014 was 12,109,527.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $295,630,180 and $277,004,466, respectively)	$296,600,769	$277,504,510
Cash and cash equivalents	6,639,754	13,663,542
Interest receivable	5,408,582	4,713,912
Deferred offering costs	266,250	205,165
Receivable for affiliated transaction	43,450	43,450
Prepaid loan structure fees	1,441,481	1,586,405
Prepaid expenses	323,882	411,321
Total Assets	$310,724,168	$298,128,305
LIABILITIES
Credit facility payable	130,000,000	110,000,000
Short-term loan	—	9,000,000
Dividends payable	1,372,009	—
Base management fees payable	1,268,404	1,176,730
Incentive fees payable	1,244,518	1,056,942
Accrued offering costs	54,828	—
Interest payable	260,857	234,051
Directors' fees payable	86,000	96,000
Unearned revenue	181,233	146,965
Administrative services payable	396,823	263,226
Other accrued expenses and liabilities	379,448	262,877
Total Liabilities	135,244,120	122,236,791
Commitments and contingencies (Note 7)
Net Assets	$175,480,048	$175,891,514
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,109,528 and 12,099,022 shares issued and outstanding, respectively)	$12,110	$12,099
Paid-in capital	175,760,700	175,614,738
Accumulated undistributed net realized gain	353,028	1,027,392
Distributions in excess of net investment income	(1,616,379)	(1,262,659)
Unrealized appreciation on investments and cash equivalents	970,589	499,944
Net Assets	$175,480,048	$175,891,514
Total Liabilities and Net Assets	$310,724,168	$298,128,305
Net Asset Value Per Share	$14.49	$14.54

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
INVESTMENT INCOME
Interest income	$7,687,334	$6,324,725
Other income	161,912	121,715
Total Investment Income	7,849,246	6,446,440
OPERATING EXPENSES
Management fees	$1,268,404	$884,003
Valuation fees	151,639	90,000
Administrative services expenses	268,767	171,041
Incentive fees	829,092	986,504
Professional fees	217,989	115,946
Directors' fees	86,000	89,000
Insurance expense	119,083	116,970
Interest expense and other fees	1,078,955	566,540
Other general and administrative expenses	68,273	42,418
Total Operating Expenses	4,088,202	3,062,422
Waiver of Incentive Fees	—	(303,364)
Total expenses, net of fee waivers	4,088,202	2,759,058
Net Investment Income	3,761,044	3,687,382
Net Realized Gain on Investments and Cash Equivalents	112,072	902,922
Net Change in Unrealized Appreciation on Investments and Cash Equivalents	470,645	941,814
Net Increase in Net Assets Resulting from Operations	$4,343,761	$5,532,118
Net Investment Income Per Share	$0.31	$0.31
Net Increase in Net Assets Resulting from Operations Per Share	$0.36	$0.46
Weighted Average Shares of Common Stock Outstanding	12,103,986	12,035,531
Dividends Declared Per Share	$0.40	$0.34

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Increase in Net Assets Resulting from Operations
Net investment income	$3,761,044	$3,687,382
Net realized gain on investments and cash equivalents	112,072	902,922
Net change in unrealized appreciation on investments and cash equivalents	470,645	941,814
Net Increase in Net Assets Resulting from Operations	4,343,761	5,532,118
Stockholder distributions	(4,901,200)	(4,091,908)
Capital share transactions
Reinvestments of stockholder distributions	145,973	214,707
Net increase in net assets resulting from capital share transactions	145,973	214,707
Total increase (decrease) in net assets	(411,466)	1,654,917
Net assets at beginning of period	175,891,514	173,845,955
Net assets at end of period (includes $1,616,379 and $1,279,512 of distributions in excess of net investment income)	$175,480,048	$175,500,872

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$4,343,761	$5,532,118
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(40,550,138)	(31,486,000)
Proceeds from sales and repayments of investments	22,404,877	25,227,431
Net change in unrealized (appreciation) depreciation on investments	(470,545)	(940,288)
Increase in investments due to PIK	(215,228)	(265,426)
Amortization of premium and accretion of discount, net	(153,075)	(84,027)
Amortization of loan structure fees	144,924	124,152
Net realized gain on investments	(112,150)	(905,747)
Changes in other assets and liabilities
Increase in interest receivable	(694,670)	(895,643)
Decrease in prepaid expenses and fees	87,439	93,977
Increase in payable for investments purchased	—	5,050,000
Increase in management fees payable	91,674	356,969
Decrease in directors' fees payable	(10,000)	—
Increase in incentive fees payable	187,576	683,140
Increase in administrative services payable	133,597	108,324
Increase in interest payable	26,806	100,955
Increase in unearned revenue	34,268	—
Increase in other accrued expenses and liabilities	116,571	239,682
Net cash provided by (used in) operating activities	(14,634,313)	2,939,617
Cash flows from financing activities
Offering costs paid	(6,257)	(147,123)
Stockholder distributions paid	(3,383,218)	(3,877,201)
Borrowings under credit facility	44,000,000	27,000,000
Repayments of credit facility	(24,000,000)	(30,000,000)
Borrowings under short-term loan	—	26,999,726
Repayments of short-term loan	(9,000,000)	(50,000,869)
Net cash provided by (used in) financing activities	7,610,525	(30,025,467)
Net decrease in cash and cash equivalents	(7,023,788)	(27,085,850)
Cash and cash equivalents balance at beginning of period	13,663,542	62,131,686
Cash and cash equivalents balance at end of period	$6,639,754	$35,045,836
Supplemental and non-cash financing activities
Accrued deferred offering costs	54,828	—
Shares issued pursuant to Dividend Reinvestment Plan	145,973	214,707
Interest expense paid	905,350	322,854

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)
MARCH 31, 2014

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments(2)
Atkins Nutritionals Holdings II, Inc. Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019(3)	Denver, CO Beverage, Food, & Tobacco	$17,000,000	$16,700,472	$17,000,000	9.69%
ATX Networks Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(4)(5)	West Ajax, Ontario High Tech Industries	$21,312,560	21,312,560	21,312,560	12.15%
Binder and Binder Term Loan-Unsecured, 13.00% cash, 2.00% PIK, 2.00% Default Rate, due 2/27/2016(4)(6)(7)	Hauppauge, NY Services: Consumer	$13,200,354	13,200,354	11,407,746	6.50%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/9/2016	Lexington, KY Metals & Mining	$4,743,571	4,411,322	4,530,585	2.58%
Common Shares, Class B(7)		36 shares	214,286	304,578	0.17%
Total			4,625,608	4,835,163	2.75%
Calero Software, LLC Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 6/5/2019(3)	Rochester, NY Telecommunications	$10,000,000	9,809,193	10,000,000	5.70%
Managed Mobility Holdings, LLC Partnership(7)		8,507 shares	500,000	489,148	0.28%
Total			10,309,193	10,489,148	5.98%
Colford Capital Holdings, LLC Term Loan-Unsecured, 12.25%, due 5/31/2018(5)(8)	New York, NY Finance	$12,500,000	12,253,644	12,500,000	7.12%
ConvergeOne Holdings Corp. Term Loan-First Lien, L + 8.00%, LIBOR floor 1.25%, due 5/8/2019(3)	Eagan, MN Telecommunications	$12,093,166	11,932,021	12,093,166	6.89%
Digital Payment Technologies Corp. Term Loan-First Lien, L+8.50%, LIBOR floor 1.00%, due 1/31/2019(3)(5)	Burnaby, British Columbia Transportation & Logistics	$3,041,667	2,997,478	2,997,478	1.71%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018(4)	Denver, CO Healthcare & Pharmaceuticals	$18,400,000	18,087,039	18,400,000	10.49%
ERC Group Holdings LLC Common Shares, Class A(7)		17,528 shares	1,647,135	1,521,195	0.87%
Total			19,734,174	19,921,195	11.36%
Empirix Inc.(9) Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 5/1/2020(3)	Billerica, MA Software	$21,407,850	20,999,764	21,407,850	12.20%
Empirix Holdings I, Inc. Common Shares, Class A(7)		1,304 shares	1,304,232	1,315,211	0.75%
Common Shares, Class B(7)		1,317,406 shares	13,174	13,285	0.01%
Total			22,317,170	22,736,346	12.96%
Glori Energy Production Inc. Term Loan-First Lien, L+ 10.00%, LIBOR floor 1.00%, due 3/14/2017(3)	Houston, TX Energy: Oil & Gas	$3,000,000	2,940,920	2,940,920	1.68%
Grupo HIMA San Pablo, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/31/2018(3)	San Juan, PR Healthcare & Pharmaceuticals	$4,950,000	4,869,680	4,856,445	2.77%
Term Loan-Second Lien, 13.75%, due 7/31/2018		$4,000,000	3,829,039	3,636,800	2.07%
Total			8,698,719	8,493,245	4.84%
Help/Systems, LLC Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.00%, due 6/28/2020(3)	Eden Prairie, MN Software	$15,000,000	14,790,694	15,000,000	8.55%
Hostway Corp. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 12/13/2020(3)	Chicago, Il High Tech Industries	$6,750,000	6,618,558	6,750,000	3.85%
Livingston International, Inc. Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020(3)(5)	Toronto, Ontario Transportation: Cargo	$6,841,739	6,718,236	6,952,917	3.96%

See Notes to Unaudited Consolidated Financial Statements.

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Momentum Telecom Inc.(10) Term Loan-First Lien, L+8.50%, LIBOR floor 1.00%, due 3/10/2019(3)	Birmingham, AL Media: Broadcasting & Subscription	$16,500,000	$16,160,147	$16,160,207	9.21%
MBS Holdings, Inc.(7)		2,774,695 shares	1,000,000	1,000,000	0.57%
Total			17,160,147	17,160,207	9.78%
Refac Optical Group Term A Loan-First Lien, L + 7.50%, due 9/30/2018(12)	Blackwood, NJ Retail	$2,823,194	2,823,194	2,754,873	1.57%
Term B Loan-First Lien, L + 8.50% cash, 1.75% PIK, due 9/30/2018(4)(12)		$6,168,322	6,168,322	5,941,328	3.39%
Revolver-First Lien, L + 7.50%, due 9/30/2018(11)(12)		$1,100,000	1,100,000	1,073,380	0.61%
Total			10,091,516	9,769,581	5.57%
Securus Technologies Holdings Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021(3)	Dallas, TX Telecommunications	$8,500,000	8,435,849	8,544,285	4.87%
Skopos Financial, LLC(5) Term Loan-Unsecured, 12.00%, due 1/31/2019	Irving, TX Finance	$6,500,000	6,373,597	6,373,597	3.63%
Common Shares, Class A(7)(13)		970,159 shares	720,971	720,971	0.41%
Total			7,094,568	7,094,568	4.04%
Snowman Holdings, LLC Term Loan-Unsecured, 12.50%, due 2/15/2019	Lebanon, IN Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.36%
SPM Capital, LLC Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017(3)	Bloomington, MN Healthcare & Pharmaceuticals	$7,387,500	7,272,938	7,387,500	4.21%
SQAD, LLC Term Loan-Unsecured, 11.00% cash, 1.25% PIK, due 4/30/2019(4) SQAD, Holdco, Inc.	Tarrytown, NY Media: Broadcasting & Subscription	$5,011,632	4,929,131	4,992,087	2.84%
Common Shares(7)		5,000 shares	50,000	53,326	0.03%
Preferred Shares, Series A(7)		4,500 shares	450,000	479,930	0.27%
Total			5,429,131	5,525,343	3.14%
Studer Group, LLC (The) Term Loan-Unsecured, 12.00%, due 1/31/2019	Gulf Breeze, FL Services: Business	$16,910,423	16,910,423	16,910,423	9.64%
T2 Systems, Inc. Term Loan-First Lien, L+8.50%, LIBOR floor 1.00%, due 1/31/2019(3)	Indianapolis, IN Transportation & Logistics	$3,041,667	2,997,343	2,997,478	1.71%
Telecommunications Management, LLC Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/2020(3)	Sikeston, MO Media: Broadcasting & Subscription	$5,000,000	4,954,543	5,075,000	2.89%
Telular Corp. Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020(3)	Chicago, IL High Tech Industries	$7,500,000	7,396,549	7,500,000	4.27%
Vandelay Industries Term Loan-Second Lien, 10.75% Cash, 1.00% PIK, due 11/12/2019(4)	La Vergne, TN Construction & Building	$2,500,000	2,475,707	2,475,707	1.41%
Varel International Energy Funding Corp. Term Loan-First Lien, L + 7.75%, LIBOR floor 1.50%, due 7/17/2017(3)	Carrollton, TX Energy: Oil & Gas	$9,562,500	9,412,412	9,711,675	5.53%
Woodstream Corp. Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$9,137,721	8,832,629	9,000,655	5.13%
Woodstream Group, Inc. Senior Subordinated Debt-Unsecured, 11.50%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$862,279	847,506	849,345	0.48%
Total Non-controlled, non-affiliated investments			$295,630,180	$296,600,769	169.02%
LIABILITIES IN EXCESS OF OTHER ASSETS				(121,120,721)	(69.02)%
NET ASSETS				$175,480,048	100.00%

See Notes to Unaudited Consolidated Financial Statements.

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude cash equivalents.
(3)	These loans have LIBOR Floors which are higher than the current applicable LIBOR Rates, therefore the LIBOR Floor is in effect.
(4)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(6)	Investment has been on non-accrual status since January 1, 2014.
(7)	Security is non-income producing.
(8)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $12,500,000, an interest rate of 12.25% and a maturity of May 31, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(9)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $7,542,150, an interest rate of LIBOR plus 9.50%, LIBOR floor 1.00%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.50% per annum.
(10)	Excluded from the investment above is an undrawn revolving loan commitment in an amount not to exceed $1,918,605, an interest rate of LIBOR plus 8.50%, LIBOR floor 1.00%, and a maturity of March 10, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $900,000, an interest rate of LIBOR plus 7.50%, and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(12)	On March 31, 2014, the interest rate on these loans was one month LIBOR of 0.15% plus the applicable spread.
(13)	This investment also includes an unfunded equity commitment in an amount not to exceed $279,029.

Abbreviation Legend

Euro — Euro Dollar

L — LIBOR

PIK — Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments(2)
Aderant North America Inc. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 6/20/2019	Atlanta, GA Software	$1,500,000	$1,480,112	$1,500,000	0.85%
Ascend Learning, LLC Term Loan-Second Lien, Euro + 10.00%, Euro floor 1.50%, due 12/6/2017	Burlington, MA Software	$10,000,000	10,000,000	10,000,000	5.69%
Atkins Nutitional Holdings II, Inc. Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019	Denver, CO Beverage, Food, & Tobacco	$17,000,000	16,689,794	17,000,000	9.67%
ATX Networks Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(3)(4)	West Ajax, Ontario High Tech Industries	$21,203,012	21,203,012	21,203,012	12.05%
Binder and Binder Term Loan-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(3)	Hauppauge, NY Services: Consumer	$13,133,228	13,133,228	11,395,293	6.48%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/9/2016	Lexington, KY Metals & Mining	$4,806,071	4,445,365	4,547,024	2.59%
Common Shares, Class B(5)		36 shares	214,286	341,349	0.19%
Total			4,659,651	4,888,373	2.78%
Calero Software, LLC Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 6/5/2019	Rochester, NY Telecommunications	$10,000,000	9,802,547	9,802,547	5.57%
Managed Mobility Holdings, LLC Ltd. Partnership(5)		8,507 shares	500,000	500,000	0.28%
Total			10,302,547	10,302,547	5.85%
Colford Capital Holdings, LLC Term Loan-Unsecured 12.25%, due 5/31/2018(4)(6)	New York, NY Finance	$12,500,000	12,242,889	12,491,250	7.10%
ConvergeOne Holdings Corp. Term Loan-First Lien, L + 8.00%, LIBOR floor 1.25%, due 5/8/2019	Eagan, MN Telecommunications	$12,185,952	12,017,679	12,104,672	6.88%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018(3)	Denver, CO Health & Pharmaceuticals	$18,400,000	18,075,428	18,400,000	10.46%
Common Shares, Class A(5)		17,528 shares	1,647,135	1,708,667	0.97%
Total			19,722,563	20,108,667	11.43%
Empirix Inc.(7) Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 5/1/2020	Billerica, MA Software	$21,407,850	20,988,492	20,988,492	11.93%
Common Shares, Class A(5)		1,304 shares	1,304,232	1,304,232	0.74%
Common Shares, Class B(5)		1,317,406 shares	13,174	13,174	0.01%
Total			22,305,898	22,305,898	12.68%
Grupo HIMA San Pablo, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/30/2018	San Juan, PR Health & Pharmaceuticals	$4,962,500	4,877,838	4,811,144	2.74%
Term Loan-Second Lien, 13.75%, due 7/30/2018		$4,000,000	3,822,486	3,548,400	2.02%
Total			8,700,324	8,359,544	4.76%
Help Systems, LLC Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.00%, due 6/28/2020	Eden Prairie, MN Software	$15,000,000	14,784,682	15,000,000	8.53%
Hostway Corp. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 12/13/2020	Chicago, Il High Tech Industries	$6,750,000	6,615,231	6,615,231	3.76%
Livingston International, Inc. Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020(4)	Toronto, Ontario Transportation: Cargo	$6,841,739	6,714,636	7,012,783	3.99%

See Notes to Unaudited Consolidated Financial Statements.

Refac Optical Group Term A Loan-First Lien, L + 7.50%, due 9/30/2018	Blackwood, NJ Retail	$2,924,824	$2,924,824	$2,924,824	1.66%
Term B Loan-First Lien, L + 8.50% cash, 1.75% PIK, due 9/30/2018(3)		$6,151,853	6,151,853	6,151,853	3.50%
Revolver-First Lien, L + 7.50%, due 9/30/2018(8)		$1,100,000	1,100,000	1,100,000	0.63%
Total			10,176,677	10,176,677	5.79%
Securus Technologies Holdings Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021	Dallas, TX Telecommunications	$8,500,000	8,434,305	8,500,000	4.83%
Snowman Holdings, LLC(9) Term Loan-Unsecured, 12.50%, due 2/15/2019	Lebanon, IN Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.35%
SPM Capital, LLC Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017	Bloomington, MN Healthcare & Pharmaceuticals	$7,406,250	7,284,824	7,406,250	4.21%
SQAD, LLC Term Loan-Unsecured, 11.00% cash, 1.25% PIK, due 4/30/2019(3)	Tarrytown, NY Media: Broadcasting & Subscription	$5,000,000	4,914,724	4,912,500	2.79%
Common Shares, Series A(5)		5,000 shares	50,000	50,000	0.03%
Preferred Shares, Series A(5)		4,500 shares	450,000	450,000	0.26%
Total			5,414,724	5,412,500	3.08%
Studer Group, LLC (The)(10) Term Loan-Unsecured, 12.00%, due 1/31/2019	Gulf Breeze, FL Services: Business	$16,910,423	16,910,423	16,910,423	9.61%
Telecommunications Management, LLC Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/2020	Sikeston, MO Media: Broadcasting & Subscription	$8,000,000	7,925,241	8,120,000	4.62%
Telular Corp. Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020	Chicago, IL High Tech Industries	$7,500,000	7,393,551	7,500,000	4.26%
Transaction Network Services, Inc. Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 8/14/2020	Reston, VA Telecommunications	$2,550,000	2,514,924	2,584,272	1.47%
Varel International Energy Funding Corp. Term Loan-First Lien, L + 7.75%, LIBOR floor 1.50%, due 7/17/2017	Carrollton, TX Energy: Oil & Gas	$9,700,000	9,538,738	9,700,000	5.51%
Woodstream Corp.(11) Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$9,137,721	8,825,566	8,898,313	5.06%
Woodstream Group, Inc.(11) Senior Subordinated Debt-Unsecured, 11.50%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$862,279	844,129	839,687	0.48%
Total Non-controlled, non-affiliated investments			$277,004,466	$277,504,510	157.77%
Cash Equivalents(2) United States Treasury Bills 0%, due 01/30/2014		$10,000,000	10,000,000	9,999,900	5.69%
Total Short-Term Investments			$10,000,000	$9,999,900	5.69%
LIABILITIES IN EXCESS OF OTHER ASSETS				(111,612,896)	(63.46)%
NET ASSETS				$175,891,514	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude Cash Equivalents.
(3)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)	Security is non-income producing.
(6)	Excluded from the investment above is an unfunded term loan commitment in an amount not to exceed $12,500,000, an interest rate of 12.25% and a maturity of May 31, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

See Notes to Unaudited Consolidated Financial Statements.

(7)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $7,542,150, an interest rate of LIBOR plus 9.50%, LIBOR floor 1.00%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	Excluded from the investment above is an undrawn revolving loan commitment in an amount not to exceed $900,000. This investment is accruing an unused commitment fee of 0.50% per annum. This investment amended its maturity to 9/30/18 on 9/30/13.
(9)	This investment amended its maturity to 2/15/19 on 8/15/13. The interest rate was amended from 11% cash pay plus 2% PIK to 12.5% cash pay.
(10)	This investment amended its maturity to 1/31/19 on 7/23/13. The interest rate was amended from 12% cash pay plus 2% PIK to 12% cash pay.
(11)	Amended maturity to 2/18/17 on 3/4/13. Amended rate to 11.5% fixed on 12/6/13.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

See Notes to Unaudited Consolidated Financial Statements.

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified management investment company and is applying the guidance of Accounting Standards Updates Topic 946. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and as a regulated investment company (“RIC”) for U.S. federal income tax purposes. The Company’s investment activities are managed by Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. Through its initial public offering the Company sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. Including the Offering, the Company has raised $180,409,145 including (i) $500,010 of seed capital contributed by Stellus Capital, (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital, and (iii) $29,159,145 in connection with the acquisition of the Company’s initial portfolio. The Company has not raised additional equity since the offering. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

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

The Company has established wholly owned subsidiaries SCIC — ERC Blocker 1, Inc. and SCIC — SKP Blocker I, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLC’s (or other forms of pass-through entities) (“Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

Stellus Capital SBIC LP, and its general partner, Stellus Capital SBIC GP, LLC., were organized in Delaware on June 14, 2013. The Company has applied for a license by the Small Business Administration, or “SBA”. We can make no assurances that the SBA will approve our application, or of the timeframe in which we would receive a license, should one ultimately be granted. The SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements.

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

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the extensive network of relationships that the principals of its investment adviser have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2014 and March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013. Certain reclassifications have been made to certain prior period balances to conform with current presentation.

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

Cash and Cash Equivalents

At March 31, 2014, cash balances totaling $6,389,754 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 9).

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

On March 31, 2014, we held no U.S. Treasury Bills. On December 31, 2013, we held approximately $10 million of U.S. Treasury Bills with a 25 day maturity purchased using $1 million in margin cash and the proceeds from a $9 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 6.25%. On January 2, 2014, we sold the Treasury Bills, repaid the remainder of the loan from Raymond James and received back the $1 million margin payment (net of fees and expenses of $1,875).

Use of Estimates

The preparation of the consolidated statements of assets and liabilities in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective.

Investments

As a business development company, the Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by the board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. The Company will also engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually. Investments purchased within 60 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation providers, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on the ex-dividend date.

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

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Payable for Unsettled Securities Transaction

The Company records all investments on a trade date basis.

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2012 and 2013 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

As of March 31, 2014 and December 31, 2013, the Company had $133,634 and $945,186, respectively, of undistributed ordinary income. The Company had no capital gains as of March 31, 2014 and December 31, 2013. The character of the Company’s distributions is determined annually, based upon its taxable income for the full year and based upon distributions made for the full year. A determination of the character of distributions made on an interim basis may not be representative of the final determination based upon taxable income computed for the full year.

As of March 31, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2014 and March 31, 2013, respectively.

The Company has direct wholly owned subsidiaries that have elected to be taxable entities. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

There was no such tax expense or benefit for the three months ended March 31, 2014 and March 31, 2013, respectively. In addition, there were no such tax assets or liabilities as of March 31, 2014 and March 31, 2013, respectively.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no common stock equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.

Paid In Capital

The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. ASU No. 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements was effective for an entity’s interim and annual reporting periods in fiscal years beginning after December 15, 2013. Accordingly, the Company has adopted the updated guidance and believes that impact is limited to our disclosure requirements. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

For the three months ended March 31, 2014 and March 31, 2013, the Company recorded an expense for base management fees of $1,268,404 and $884,003, respectively. As of March 31, 2014 and December 31, 2013, respectively, $1,268,404 and $1,176,730, were payable to Stellus Capital.

The annual incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized) and a “catch-up” feature. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. For the three months ended March 31, 2014, the Company incurred $918,027 of incentive fees related to pre-incentive fee net investment income, net of amounts waived as discussed below. As of March 31, 2014, $887,832 of such incentive fees are currently payable to the Advisor, and $30,195 of pre-incentive fee net investment income incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

For the three months ended March 31, 2013, the Company incurred $315,379 of incentive fees related to pre-incentive fee net investment income, net of amounts waived as discussed below. As of December 31, 2013, $1,056,942 of such incentive fees were payable to the Advisor, and $109,957 of pre-incentive fee net investment income incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The second part of the annual incentive fee is calculated and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory agreement, as of the termination date) and equals 20.0% of the aggregate cumulative realized gains from inception through the end of each calendar year, computed net of aggregate cumulative realized losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid realized gain incentive fees. For the three months ended March 31, 2014 and March 31, 2013, the Company adjusted its realized gains incentive fee accrual by $0 and $180,584, respectively.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential realized gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for unrealized gains incentive fees includes an amount related to unrealized capital appreciation of $216,532 and $187,176 as of March 31, 2014 and March 31, 2013, respectively. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods.

For the years ending December 31, 2012 and December 31, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering. The Advisor has entered into no such agreement with the Company for periods after December 31, 2013. While under no obligation to do so, the Advisor may, in its sole discretion, determine to waive incentive fees in future periods. For the three months ended March 31, 2014 and March 31, 2013, the Adviser waived incentive fees related to pre-incentive fee net investment income of $0 and $303,364, respectively.

As of March 31, 2014 and December 31, 2013, the Company was due $43,450 and $43,450, respectively, from a Stellus Capital related party for reimbursement of expenses paid for by the Company that were the responsibility of Stellus Capital. The amount due to the Company is included in the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2014 and March 31, 2013 the Company recorded an expense of $86,000 and $89,000, respectively. As of March 31, 2014 and December 31, 2013, $86,000 and $96,000, respectively, were payable relating to director fees.

We received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management (other than the D. E. Shaw group funds, as defined below) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with a private credit fund managed by Stellus Capital Management that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

Administration Agreement

The Company entered into an administration agreement with Stellus Capital Management pursuant to which Stellus Capital Management will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital Management will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. For the three months ended March 31, 2014 and March 31, 2013 the Company recorded an expense of $140,385 and $71,431, of which $140,385 and $135,170 were payable at March 31, 2014 and December 31, 2013, respectively relating to the Administration Agreement.

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

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s board of directors each calendar quarter and recognized as distribution liabilities on the ex-dividend date. The distribution frequency was changed from quarterly to monthly as of January 20, 2014. The Company intends to continue to declare and make monthly distributions of available net investment income to its stockholders. The Company intends to distribute net realized gains (i.e., net capital gains in excess of net capital losses), if any, at least annually. The stockholder distributions, if any, will be determined by the board of directors. Any distribution to stockholders will be declared out of assets legally available for distribution.

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
December 7, 2012(1)	December 21, 2012	December 27, 2012	$0.1800
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 7, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 22, 2013	December 9, 2013	December 23, 2013	$0.3400
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133

(1)	The amount of the initial distribution was equal to an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with the Offering and is proportionately reduced to reflect the number of days remaining in the quarter after completion of the Offering.

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. Of the total distributions of $4,901,200 made to shareholders through March 31, 2014, $3,383,218 was made in cash, $145,973 in 10,506 shares and the remainder of $1,372,009 is accrued as of March 31, 2014.

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

At March 31, 2014, the Company had investments in 28 portfolio companies. The total cost and fair value of the investments were $295,630,180 and $296,600,769, respectively. The composition of our investments as of March 31, 2014 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$73,085,777	$73,445,035
Senior Secured – Second Lien	102,728,604	104,342,559
Unsecured Debt	113,916,001	112,915,531
Equity	5,899,798	5,897,644
Total Investments	$295,630,180	$296,600,769

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

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014 and December 31, 2013, the Company had five and three such investments with aggregate unfunded commitments of $23,139,784 and $20,942,150, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$73,445,035	$73,445,035
Senior Secured – Second Lien	—	8,544,285	95,798,274	104,342,559
Unsecured Debt	—	—	112,915,531	112,915,531
Equity	—	—	5,897,644	5,897,644
Total Investments	$—	$8,544,285	$288,056,484	$296,600,769

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

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2014 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Purchases of investments	29,984,167	2,475,000	6,370,000	1,720,971	40,550,138
Payment-in-kind interest	26,923	—	188,305	—	215,228
Sales and Redemptions	(5,324,493)	(4,567,500)	—	—	(9,891,993)
Realized Gains	(301)	114,773	(2,222)	—	112,250
Change in unrealized depreciation included in earnings	(45,389)	634,838	98,452	(190,749)	497,152
Amortization of premium and accretion of discount, net	58,361	53,710	41,400	—	153,471
Transfer from Level 2	12,104,672	—	—	—	12,104,672
Transfer to Level 2	—	—	—	—	—
Fair value at end of period	$73,445,035	$95,798,274	$112,915,531	$5,897,644	$288,056,484
Change in unrealized depreciation on Level 3 investments still held as of March 31, 2014	$(41,641)	$869,346	$98,452	$(190,749)	$735,408

During the three months ended March 31, 2014, there was one transfer from Level 2 to Level 3 due to the decrease in the availability of observable inputs in determining the fair value of this investment.

During the three months ended March 31, 2014, there were no transfers from Level 3 to Level 2.

Transfers are reflected at the value of the securities at the beginning of the period.

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2013 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Purchases of investments	14,700,000	16,555,000	—	—	31,255,000
Payment-in-kind interest	26,678	—	238,748	—	265,426
Sales and Redemptions	(227,431)	—	(25,000,000)	—	(25,227,431)
Realized gains	2,425	—	903,322		905,747
Change in unrealized appreciation (depreciation) included in earnings	236,130	326,634	364,438	—	927,202
Amortization of premium and accretion of discount, net	44,622	5,292	38,199	—	88,113
Transfer to Level 2	—	(10,043,800)	—	—	(10,043,800)
Fair value at end of period	$58,796,638	$33,320,748	$87,669,841	$1,714,286	$181,501,513
Change in unrealized appreciation (depreciation) on Level 3 Investments still held as of March 31, 2013	$236,130	$282,834	$364,438	$—	$883,402

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

During the three months ended March 31, 2013, there were no transfers from Level 2 to Level 3.

During the three months ended March 31, 2013, there was one transfer from Level 3 to Level 2 due to an increase in the number of quoted prices available for the financial instrument.

Transfers are reflected at the value of the securities at the beginning of the period.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2014:

	Cost	Fair Value	% of Total Investments
New York	$41,192,322	$39,922,237	13.46%
Colorado	36,434,646	36,921,195	12.45%
Minnesota	33,995,653	34,480,666	11.63%
Canada	31,028,274	31,262,955	10.54%
Texas	27,883,749	28,291,448	9.54%
Massachusetts	22,317,170	22,736,346	7.67%
Alabama	17,160,147	17,160,207	5.79%
Florida	16,910,423	16,910,423	5.70%
Illinois	14,015,107	14,250,000	4.80%
Indiana	14,166,461	14,166,596	4.78%
Pennsylvania	9,680,135	9,850,000	3.32%
New Jersey	10,091,516	9,769,581	3.29%
Puerto Rico	8,698,719	8,493,245	2.86%
Missouri	4,954,543	5,075,000	1.71%
Kentucky	4,625,608	4,835,163	1.63%
Tennessee	2,475,707	2,475,707	0.83%
	$295,630,180	$296,600,769	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2014:

	Cost	Fair Value	% of Total Investments
Software	$37,107,864	$37,736,346	12.73%
Healthcare & Pharmaceuticals	35,705,831	35,801,940	12.07%
High Tech Industries	35,327,667	35,562,560	11.99%
Telecommunications	30,677,063	31,126,599	10.49%
Media: Broadcasting & Subscription	27,543,821	27,760,550	9.36%
Finance	19,348,212	19,594,568	6.61%
Transportation: Cargo	17,887,354	18,122,035	6.11%
Beverage, Food, & Tobacco	16,700,472	17,000,000	5.73%
Services: Business	16,910,423	16,910,423	5.70%
Energy: Oil & Gas	12,353,332	12,652,595	4.27%
Services: Consumer	13,200,354	11,407,746	3.85%
Consumer Goods: Non-Durable	9,680,135	9,850,000	3.32%
Retail	10,091,516	9,769,581	3.29%
Transportation & Logistics	5,994,821	5,994,956	2.02%
Metals & Mining	4,625,608	4,835,163	1.63%
Construction & Building	2,475,707	2,475,707	0.83%
	$295,630,180	$296,600,769	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Software	$48,570,692	$48,805,898	17.59%
Healthcare & Pharmaceuticals	35,707,711	35,874,461	12.93%
High Tech Industries	35,211,794	35,318,243	12.73%
Telecommunications	33,269,455	33,491,491	12.07%
Transportation: Cargo	17,883,754	18,181,901	6.55%
Beverage, Food, & Tobacco	16,689,794	17,000,000	6.13%
Services: Business	16,910,423	16,910,423	6.09%
Media: Broadcasting & Subscription	13,339,965	13,532,500	4.88%
Finance	12,242,889	12,491,250	4.50%
Services: Consumer	13,133,228	11,395,293	4.10%
Retail	10,176,677	10,176,677	3.67%
Consumer Goods: Non-Durable	9,669,695	9,738,000	3.51%
Energy: Oil & Gas	9,538,738	9,700,000	3.49%
Metals & Mining	4,659,651	4,888,373	1.76%
	$277,004,466	$277,504,510	100.00%

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(2)
First lien debt	$73,445,035	Income/Market approach(3)	High Yield credit spreads, Risk free rates	-1.89% to 1.66% (-0.33%) -0.46% to 0.59% (0.01%)
Second lien debt	$95,798,274	Income/Market approach(3)	High Yield credit spreads, Risk free rates	-1.72% to 0.97% (-0.80%) -0.22% to 0.40% (0.05%)
Unsecured debt	$112,915,531	Income/Market approach(3)	High Yield credit spreads, Risk free rates	-1.58% to 1.00% (-0.93%) -0.12% to 0.58% (0.27%)
Equity investments	$5,897,644	Market approach(4)	Underwriting multiple/EBITDA Multiple	5x to 13x
Total Long Term Level 3 Investments	$288,056,484

(1)	Weighted average based on fair value as of March 31, 2014.
(2)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the ``Range (Average)” for first lien debt instruments in the table above indicates that the change in the High Yield spreads between the date a loan closed and the valuation date ranged from -1.89% (-189 basis points) to 1.66% (166 basis points). The average of all changes was -0.33%.
(3)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(4)	The primary significant unobservable input used for fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(2)
First lien debt	$36,641,095	Income/Market approach(3)	High Yield credit spreads, Risk free rates	-1.58% to 0.46% (-0.95%) 0.00% to 0.17% (0.04%)
Second lien debt	$97,087,453	Income/Market approach(3)	High Yield credit spreads, Risk free rates	-1.41% to 1.40% (-0.68%) 0.04% to 0.81% (0.21%)
Unsecured debt	$106,219,596	Income/Market approach(3)	High Yield credit spreads, Risk free rates	-1.27% to 2.79% (-0.27%) -0.42% to 0.62% (0.15%)
Equity investments	$4,367,422	Market approach(4)	Underwriting multiple/EBITDA Multiple	5x to 13x
Total Long Term Level 3 Investments	$244,315,566

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(1)	Weighted average based on fair value as of December 31, 2013.
(2)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the ``Range (Average)” for first lien debt instruments in the table above indicates that the change in the High Yield spreads and the risk free rates between the date a loan closed and the valuation date ranged from -1.58% (-158 basis points) to .46% (46 basis points). The average of all changes was -.95%.
(3)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

The Company issued 10,506 shares of common stock during the three months ended March 31, 2014 in connection with the stockholder distribution reinvestment.

Issuance of Common Stock	Number of Shares	Gross Proceeds	Sales Load	Offering Expenses	Share Price
January 24, 2014	2,603	$36,619	$—	$—	$14.07
February 14, 2014	4,646	64,121	$—	$—	13.80
March 14, 2014	3,257	45,233	$—	$—	13.89
Total	10,506	$145,973	$—	$—

The Company issued 15,249 shares of common stock during the three months ended March 31, 2013 in connection with the stockholder distribution reinvestment.

Issuance of Common Stock	Number of Shares	Gross Proceeds	Sales Load	Offering Expenses	Share Price
March 28, 2013	15,249	$214,706	$—	$—	$14.08

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2014 and March 31, 2013.

	Three months ended March 31, 2014	Three months ended March 31, 2013
Net increase in net assets resulting from operations	$4,343,761	$5,532,118
Average common shares	12,103,986	12,035,531
Basic and diluted earnings per common share	$0.36	$0.46

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

As of March 31, 2014, the Company had $23.1 million of unfunded commitments, which was comprised of $22.9 million to provide debt financing to four of our portfolio companies and $0.2 million to provide equity financing to one portfolio company. As of December 31, 2013, the Company had $20.9 million of unfunded commitments, which was comprised of $20.9 million to provide debt financing to three of our portfolio companies.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the three months ended March 31, 2014 (unaudited)	For the three months ended March 31, 2013 (unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.54	$14.45
Net investment income	0.31	0.31
Change in unrealized appreciation (depreciation)	0.04	0.07
Realized gain	0.01	0.07
Total from investment operations	0.36	0.45
Reinvestments of stockholder distributions(6)	—	—
Sales load	—	—
Offering costs	—	—
Stockholder distributions	(0.40)	(0.34)
Other(7)	(0.01)	—
Net asset value at end of period	$14.49	$14.56
Per share market value at end of period	$14.38	$14.82
Total return based on market value(2)	(1.81)%	(7.34)%
Weighted average shares outstanding at end of period	12,103,986	12,035,531
Ratio/Supplemental Data:
Net assets at end of period	$175,480,048	$175,500,872
Average net assets(3)	$175,685,781	$174,673,414
Annualized ratio of gross operating expenses to net assets(3)	9.44%	7.11%
Annualized ratio of net operating expenses to net assets(3)	9.44%	6.41%
Annualized ratio of interest expense and other fees to net assets(3)	2.49%	1.32%
Annualized ratio of net investment income before fee waiver to net assets(3)	8.68%	7.86%
Annualized ratio of net investment income to net assets(3)	8.68%	8.56%
Portfolio Turnover(4)	8%	12%
Credit Facility payable	$130,000,000	$56,999,800
Asset Coverage Ratio(5)	2.35	4.08

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(1)	Financial highlights are based on weighted average shares outstanding as of period ended.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and includes dividends paid. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets, net investment income to average net assets and interest expense and other fees to net assets are adjusted accordingly.
(4)	Calculated as payoffs divided by average portfolio balance and is not annualized.
(5)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(6)	The per share impact of the Company’s reinvestment of stockholder distributions is a decrease to net assets less than $0.01 per share during the applicable period.
(7)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or a transaction date.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of March 31, 2014, the Company was in compliance with these covenants.

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

As of March 31, 2014 and December 31, 2013, $130,000,00 and $110,000,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. As of March 31, 2014 and December 31, 2013, $1,441,481 and $1,586,405 of such prepaid loan structure fees had yet to be amortized, respectively.

For the three months ended March 31, 2014 the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.8% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1,078,955 for the three months ended March 31, 2014, of which $906,975 was interest expense, $132,629 was amortization of loan fees paid

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 9 — CREDIT FACILITY  – (continued)

on the Credit Facility, $27,056 related to commitment fees on the unused portion of the Credit Facility, and $12,295 related to loan administration fees. The Company paid $905,350 in interest expense and unused commitment fees for the three months ended March 31, 2014. The average borrowings under the Credit Facility for the three months ended March 31, 2014 were $113,355,556.

For the three months ended March 31, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 5.7% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $566,540 for the three months ended March 31, 2013, of which $336,878 was interest expense, $124,153 was amortization of loan fees paid on the Credit Facility, $93,181 related to commitment fees on the unused portion of the Credit Facility, and $12,328 related to loan administration fees. The Company paid $322,854 in interest expense and unused commitment fees for the three months ended March 31, 2013. The average borrowings under the Credit Facility for the three months ended March 31, 2013 were $40,455,555.

As of March 31, 2014 and December 31, 2013, the carrying amount of the Company’s borrowings under the Credit Facility approximated the fair value of our debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2014 and December 31, 2013, the Credit Facility would be deemed to be level 3, as defined above.

NOTE 10 — INCOME TAXES

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of March 31, 2014 and December 31, 2013 were as folows:

	March 31, 2014	December 31, 2013
Aggregate cost of portfolio securities for federal income tax purposes	$295,630,180	$277,504,510
Gross unrealized appreciation of portfolio company securities	$3,427,398	$2,585,425
Gross unrealized depreciation of portfolio company securities	$(2,456,809)	$(2,085,481)
Net unrealized appreciation of portfolio company securities	$970,589	$499,944

NOTE 11 — SUBSEQUENT EVENTS

Investment Portfolio

On each of April 3, 2014 and April 11, 2014, we invested $33,333 in the equity of SKOPOS. We invested an additional $66,667 in equity on April 30, 2014.

On April 4, 2014, we sold $1.9 million of the unfunded revolver of Momentum Telecom, Inc. to a third party and retained a portion of the economics of the revolver.

On April 22, 2014, we made a $4.0 million investment in the subordinated term loan and $50,000 in the equity of OG Systems, LLC.

On April 22, 2014, we sold $4.0 million of the second lien term loan of Atkins Nutritionals, Inc. to a third party at 100.5% of par, resulting in total proceeds of $4.0 million.

 STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 11 — SUBSEQUENT EVENTS  – (continued)

Credit Facility

On May 6, 2014, we increased our borrowing capacity under the Credit Facility from $135.0 million to $150.0 million. The outstanding balance under the Credit Facility as of May 7, 2014 was $105.6 million.

Note Offering

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes due 2019 (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility.

Dividends Declared

On April 17, 2014, the Company’s board of directors declared a regular monthly dividend for each of April 2014, May 2014 and June 2014 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount Per Share
4/17/2014	4/28/2014	4/30/214	5/15/2014	$0.1133
4/17/2014	5/28/2014	5/30/2014	6/16/2014	$0.1133
4/17/2014	6/26/2014	6/30/2014	7/15/2014	$0.1133

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2014, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of March 31, 2014, we had $296.6 million (at fair value) invested in 28 companies. As of March 31, 2014, our portfolio included approximately 25% of first lien debt, 35% of second lien debt, 38% of mezzanine debt and 2% of equity investments at fair value. The composition of our investments as of March 31, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$73,085,777	$73,445,035
Senior Secured – Second Lien	102,728,604	104,342,559
Unsecured Debt	113,916,001	112,915,531
Equity	5,899,798	5,897,644
Total Investments	$295,630,180	$296,600,769

As of December 31, 2013, we had $277.5 million (at fair value) invested in 26 portfolio companies. As of December 31, 2013, our portfolio included approximately 17% of first lien debt, 43% of second lien debt, 38% of mezzanine debt and 2% of equity investments at fair value. The composition of our investments as of December 31, 2013 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$48,341,121	$48,745,767
Senior Secured – Second Lien	117,166,001	118,171,725
Unsecured Debt	107,318,517	106,219,596
Equity	4,178,827	4,367,422
Total Investments	$277,004,466	$277,504,510

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014 and December 31, 2013, the Company had five and three such investments with aggregate unfunded commitments of $23.1 million and $20.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2014:

	Cost	Fair Value	% of Total Investments
New York	$41,192,322	$39,922,237	13.46%
Colorado	36,434,646	36,921,195	12.45%
Minnesota	33,995,653	34,480,666	11.63%
Canada	31,028,274	31,262,955	10.54%
Texas	27,883,749	28,291,448	9.54%
Massachusetts	22,317,170	22,736,346	7.67%
Alabama	17,160,147	17,160,207	5.79%
Florida	16,910,423	16,910,423	5.70%
Illinois	14,015,107	14,250,000	4.80%
Indiana	14,166,461	14,166,596	4.78%
Pennsylvania	9,680,135	9,850,000	3.32%
New Jersey	10,091,516	9,769,581	3.29%
Puerto Rico	8,698,719	8,493,245	2.86%
Missouri	4,954,543	5,075,000	1.71%
Kentucky	4,625,608	4,835,163	1.63%
Georgia	2,475,707	2,475,707	0.83%
	$295,630,180	$296,600,769	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2014:

	Cost	Fair Value	% of Total Investments
Software	$37,107,864	$37,736,346	12.72%
Healthcare & Pharmaceuticals	35,705,831	35,801,940	12.07%
High Tech Industries	35,327,667	35,562,560	11.99%
Telecommunications	30,677,063	31,126,599	10.49%
Media: Broadcasting and Subscription	27,543,821	27,760,550	9.36%
Finance	19,348,212	19,594,568	6.61%
Transportation: Cargo	17,887,354	18,122,035	6.11%
Beverage, Food, & Tobacco	16,700,472	17,000,000	5.73%
Services: Business	16,910,423	16,910,423	5.70%
Energy: Oil & Gas	12,353,332	12,652,595	4.27%
Services: Consumer	13,200,354	11,407,746	3.85%
Consumer Goods: Non-Durable	9,680,135	9,850,000	3.32%
Retail	10,091,516	9,769,581	3.29%
Transportation & Logistics	5,994,821	5,994,956	2.02%
Metals & Mining	4,625,608	4,835,163	1.63%
Construction & Building	2,475,707	2,475,707	0.83%
	$295,630,180	$296,600,769	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Software	$48,570,692	$48,805,898	17.59%
Healthcare & Pharmaceuticals	35,707,711	35,874,461	12.93%
High Tech Industries	35,211,794	35,318,243	12.73%
Telecommunications	33,269,455	33,491,491	12.07%
Transportation: Cargo	17,883,754	18,181,901	6.55%
Beverage, Food, & Tobacco	16,689,794	17,000,000	6.13%
Services: Business	16,910,423	16,910,423	6.09%
Media: Broadcasting & Subscription	13,339,965	13,532,500	4.88%
Finance	12,242,889	12,491,250	4.50%
Services: Consumer	13,133,228	11,395,293	4.10%
Retail	10,176,677	10,176,677	3.67%
Consumer Goods: Non-Durable	9,669,695	9,738,000	3.51%
Energy: Oil & Gas	9,538,738	9,700,000	3.49%
Metals & Mining	4,659,651	4,888,373	1.76%
	$277,004,466	$277,504,510	100.00%

At March 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.6 million and $10.6 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.3 million and $22.7 million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $10.7 million and $10.7 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.3 million and $22.3 million, respectively.

At March 31, 2014, 57% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 43% bore interest at fixed rates. At December 31, 2013, 58% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 42% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2014 and December 31, 2013 was approximately 10.7% and 11.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of March 31, 2014 and December 31, 2013, we had cash of $6.6 million and $3.7 million, respectively, and United States Treasury securities of approximately $0 million and $10.0 million, respectively. The United States Treasury securities were purchased and temporarily held in 2013 in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

During the quarter ended March 31, 2014, we made $40.6 million of investments in five new portfolio companies. During the quarter ended March 31, 2014, we received $22.4 million in proceeds from repayments and sales of our investments, including $0.4 million from amortization of certain other investments.

During the year ended December 31, 2013, we made $176.4 million of investments in 16 new portfolio companies and six existing portfolio companies. During the year ended December 31, 2013, we received $97.4 million in proceeds from repayments and sales of our investments, including $3.5 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2014			As of December 31, 2013
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$11.2	4%	1	$21.1	8%	2
2	255.8	86%	24	236.6	85%	22
3	18.2	6%	2	8.4	3%	1
4	11.4	4%	1	11.4	4%	1
5	—	0%	—	—	0%	—
Total	$296.6	100%	28	$277.5	100%	26

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2014, we had one loan on non-accrual status, which represents approximately 4.5% of the loan portfolio at cost and 3.8% at fair value. As of December 31, 2013, we had no loans on non-accrual status.

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

Comparison of the Three Months ended March 31, 2014 and 2013

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. Total investment income for the three months ended March 31, 2014 totaled $7.8 million and was primarily composed of interest income, including $0.2 million of PIK income and $0.2 million of miscellaneous fees. Total investment income for the three months ended March 31, 2013 was $6.4 million including $0.3 million of PIK interest and $0.1 million of miscellaneous fees.

The increases in investment income from the respective periods were due to the growth in the overall investment portfolio.

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

Operating expenses for the three months ended March 31, 2014 totaled $4.1 million. Operating expenses, net of fee waiver totaled $2.8 million for the three months ended March 31, 2013. Operating expenses, net of fee waiver consisted of base management fees, incentive fees, administrative services expenses, fees related to the Credit Facility, professional fees, valuation fees, insurance expenses, directors’ fees and other general and administrative expenses, partially offset by the waiver of incentive fee.

For the three months ending March 31, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with the Offering. The Advisor has entered into no such agreement with the Company for periods subsequent to December 31, 2013. While under no obligation to do so, the Advisor may, in its sole discretion determine to waive incentive fees in future periods. For the three months ended March 31, 2014 and 2013, the Advisor waived incentive fees related to pre-incentive fee net income of $0 and $0.3 million, respectively.

For the three months ended March 31, 2014 and 2013, the Company incurred base management fees payable to the Advisor of $1.3 million and $0.9 million, respectively, as provided for in the investment advisory agreement.

For the three months ended March 31, 2014, the Company incurred incentive fees totaling $0.8 million, as compared to $0.7 million for the three months ended March 31, 2013. The Company records an expense accrual in the statements of operations relating to the realized gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized losses on its investments given the fact that a realized gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to realized gains will be determined and payable in arrears at the end of each fiscal year and will include only realized gains for the period. As of March 31, 2014, $0.0 million of the $0.8 million in accrued incentive fees related to such expense accrual.

Borrowings under the Credit Facility were $130.0 million and $110.0 million as of March 31, 2014 and December 31, 2013, respectively.

For the three months ended March 31, 2014, the effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.8% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1.1 million for the three months ended March 31, 2014, of which $0.9 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, $27 thousand related to commitment fees on the unused portion of the Credit Facility, and $12 thousand related to loan administration fees. The Company paid $0.9 million in interest expense for the three months ended March 31, 2014. The average borrowings under the Credit Facility for the three months ended March 31, 2014 were $113.4 million.

For the three months ended March 31, 2013, the effective interest rate under the Credit Facility was approximately 3.3% (approximately 5.7% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $0.6 million for the three months ended March 31, 2013, of which $0.3 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, $0.1 million related to commitment fees on the unused portion of the Credit Facility and $12 thousand related to loan administration fees. The Company paid $0.3 million in interest expense for the three months ended March 31, 2013. The average borrowings under the Credit Facility for the three months ended March 31, 2013 were $40.4 million.

Administrative expenses for the three months ended March 31, 2014 totaled $0.3 million, $0.13 million of which was related to our third party administrator and $0.14 million of which was allocated to us from Stellus Capital. Administrative expenses for the three months ended March 31, 2013 totaled $0.2 million, $0.1 million of which was related to our third party administrator and $0.1 million of which was allocated to us from Stellus Capital. Expenses for valuation, professional fees, insurance expenses, and directors’ fees and other general and administrative expense for the three months ended March 31, 2014 and 2013 totaled $0.6 million and $0.4 million, respectively.

Net Investment Income

For the three months ended March 31, 2014, net investment income was $3.8 million, or $0.31 per common share (based on 12,103,986 weighted-average common shares outstanding at March 31, 2014). Net investment income includes expense accruals of ($0.1) million of incentive fees related to realized and unrealized gains.

For the three months ended March 31, 2013, net investment income was $3.7 million, or $0.31 per common share (based on 12,035,531 weighted-average common shares outstanding at March 31, 2013). Net investment income includes expense accruals of $0.4 million of incentive fees related to realized and unrealized gains.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the three months ended March 31, 2014 totaled $22.4 million and net realized gains totaled $0.1 million.

Repayments of investments and amortization of other certain investments for the three months ended March 31, 2013 totaled $25.2 million and net realized gains totaled $0.9 million.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended March 31, 2014 and 2013 totaled $0.5 million and $0.9 million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2014, net increase in net assets resulting from operations totaled $4.3 million, or $0.36 per common share (based on 12,103,986 weighted-average common shares outstanding at March 31, 2014.

For the three months ended March 31, 2013, net increase in net assets resulting from operations totaled $5.5 million, or $0.46 per common share (based on 12,035,531 weighted-average common shares outstanding at March 31, 2013.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $14.6 million for the three months ended March 31, 2014, primarily in connection with the purchase of investments. Our financing activities for the three months ended March 31, 2014 provided cash of $7.6 million primarily from net borrowings under the Credit Facility.

Our operating activities provided cash of $2.9 million for the three months ended March 31, 2013, primarily in connection with cash interest received and the net repayment of our investments. Our financing activities for the three months ended March 31, 2013 used cash of $30.0 million primarily from net repayments under the Credit Facility.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage at all times. As of March 31, 2014 and 2013 our asset coverage ratio was 235% and 407%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2014 and March 31, 2013, we had cash of $6.6 million and $13.7 million, respectively, and United States Treasury securities of approximately $0 million and $10.0 million, respectively.

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

As of March 31, 2014 and March 31, 2013, $130 million and $110 million was outstanding under the Credit Facility, respectively. The Company incurred costs of $2.0 million in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. As of March 31, 2014 and March 31, 2013, $1.4 million and $1.6 million of such prepaid loan structure fees had yet to be amortized, respectively. For the three months ended March 31, 2014, the effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.8% including commitment and other loan fees). Interest is paid quarterly in arrears. For the three months ended March 31, 2013, the effective interest rate under the Credit Facility was approximately 3.3% (approximately 5.7% including commitment and other loan fees). Interest is paid quarterly in arrears.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2014, our off-balance sheet arrangements consisted of $23.1 million of unfunded commitments, which was comprised of $22.9 million to provide debt financing to four of our portfolio companies and $0.2 million to provide equity financing to one portfolio company. As of December 31, 2013, our off-balance sheet arrangements consisted of $20.9 million of unfunded commitments, which was comprised of $20.9 million to provide debt financing to three of our portfolio companies.

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

Valuation of portfolio investments

As a business development company, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with our senior management and Stellus Capital Management;
•	The audit committee of our board of directors then reviews these preliminary valuations;
•	At least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm; and
•	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management, the independent valuation firm and the audit committee.

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

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2014 and March 31, 2013, 57% and 52%, or 21 and 13 of the loans in our portfolio bore interest at floating rates, respectively. For the three months ended March 31, 2014, 18 of these 21 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2014 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $70,000 due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2014 and March 31, 2013, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of March 31, 2014, we had not entered into any interest rate hedging arrangements. At March 31, 2014, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $278 thousand for the three months ended March 31, 2014.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There has been no other material change in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued 10,506 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued during the three months ended March 31, 2014, under the dividend reinvestment plan was approximately $145,973.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company is party to a Senior Secured Revolving Credit Agreement (the “Credit Facility”), dated as of November 13, 2012, by and among the Company, the lenders party thereto, SunTrust Bank, as a lender and the administrative agent, and SunTrust Robinson Humphrey, Inc., as sole lead arranger and sole book runner. On May 6, 2014, the Company increased its borrowing capacity under the Credit Facility from $135 million to $150 million and added Frost Bank as a lender. There were no other amendments or material changes to the terms of the Credit Facility.

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

Dated: May 8, 2014

STELLUS CAPITAL INVESTMENT CORPORATION

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