Form 10-Q
period 2014-06-30
Stellus Capital Investment Corp
filed 2014-08-11
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of August 1, 2014 was 12,370,099.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $281,326,930 and $277,004,466, respectively)	$280,978,839	$277,504,510
Cash and cash equivalents	10,165,883	13,663,542
Receivable for sales and repayments of investments	38,021	—
Receivable for Fund shares sold	226,451	—
Interest receivable	5,176,226	4,713,912
Deferred offering costs	241,617	205,165
Deferred financing costs	886,012	—
Accounts receivable	31,013	—
Receivable for affiliated transaction	—	43,450
Prepaid loan structure fees	1,367,982	1,586,405
Prepaid expenses	193,004	411,321
Total Assets	$299,305,048	$298,128,305
LIABILITIES
Notes Payable	25,000,000	—
Credit facility payable	91,000,000	110,000,000
Short-term loan	—	9,000,000
Dividends payable	1,396,677	—
Base management fees payable	1,293,336	1,176,730
Incentive fees payable	2,179,258	1,056,942
Accrued offering costs	172,289	—
Interest payable	397,508	234,051
Directors' fees payable	—	96,000
Unearned revenue	135,396	146,965
Administrative services payable	275,019	263,226
Other accrued expenses and liabilities	96,137	262,877
Total Liabilities	121,945,620	122,236,791
Commitments and contingencies (Note 7)
Net Assets	$177,359,428	$175,891,514
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,342,825 and 12,099,022 shares issued and outstanding, respectively)	$12,343	$12,099
Paid-in capital	179,068,976	175,614,738
Accumulated undistributed net realized gain	678,413	1,027,392
Distributions in excess of net investment income	(2,052,213)	(1,262,659)
Unrealized appreciation (depreciation) on investments and cash equivalents	(348,091)	499,944
Net Assets	$177,359,428	$175,891,514
Total Liabilities and Net Assets	$299,305,048	$298,128,305
Net Asset Value Per Share	$14.37	$14.54

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income	$7,672,379	$6,710,905	$15,359,713	$13,035,629
Other income	340,330	630,322	502,242	752,038
Total Investment Income	8,012,709	7,341,227	15,861,955	13,787,667
OPERATING EXPENSES
Management fees	$1,293,336	$1,041,199	$2,561,740	$1,925,202
Valuation fees	64,498	113,710	216,137	203,710
Administrative services expenses	275,167	228,535	543,934	399,576
Incentive fees	934,740	1,068,939	1,763,832	2,055,443
Professional fees	66,038	107,516	284,027	223,462
Directors' fees	118,000	89,000	204,000	178,000
Insurance expense	120,407	118,268	239,490	235,238
Interest expense and other fees	1,352,967	718,219	2,431,922	1,284,759
Other general and administrative expenses	82,694	85,026	150,967	127,444
Total Operating Expenses	$4,307,847	$3,570,412	$8,396,049	$6,632,834
Waiver of Incentive Fees	—	(201,843)	—	(505,207)
Total expenses, net of fees waivers	4,307,847	3,368,569	8,396,049	6,127,627
Net Investment Income	$3,704,862	$3,972,658	$7,465,906	$7,660,040
Net Realized Gain on Investments and Cash Equivalents	$325,385	$99,995	$437,457	$1,002,917
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	$(1,318,680)	$404,942	$(848,035)	$1,346,756
Net Increase in Net Assets Resulting from Operations	$2,711,567	$4,477,595	$7,055,328	$10,009,713
Net Investment Income Per Share	$0.31	$0.33	$0.62	$0.64
Net Increase in Net Assets Resulting from Operations Per Share	$0.22	$0.37	$0.58	$0.83
Weighted Average Shares of Common Stock Outstanding	12,132,851	12,050,618	12,118,498	12,043,117
Distributions Per Share	$0.34	$0.34	$0.74	$0.68

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Increase in Net Assets Resulting from Operations
Net investment income	$7,465,906	$7,660,040
Net realized gain on investments and cash equivalents	437,457	1,002,917
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	(848,035)	1,346,756
Net Increase in Net Assets Resulting from Operations	7,055,328	10,009,713
Stockholder distributions	(9,041,896)	(8,189,000)
Capital share transactions
Issuance of common stock	3,334,474	—
Reinvestments of stockholder distributions	187,492	439,889
Sales load	(50,017)	—
Offering costs	(17,467)	—
Net increase in net assets resulting from capital share transactions	3,454,482	439,889
Total increase in net assets	1,467,914	2,260,602
Net assets at beginning of period	175,891,514	173,845,955
Net assets at end of period (includes $2,061,991 and $1,403,946 of distributions in excess of net investment income)	$177,359,428	$176,106,557

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$7,055,328	$10,009,713
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(51,538,484)	(112,467,250)
Proceeds from sales and repayments of investments	48,302,237	48,792,161
Net change in unrealized (appreciation) depreciation on investments	848,135	(1,345,238)
Increase in investments due to PIK	(363,565)	(523,926)
Amortization of premium and accretion of discount, net	(318,341)	(184,489)
Amortization of loan structure fees	296,169	—
Net realized gain on investments	(442,332)	(1,005,830)
Changes in other assets and liabilities
Increase in interest receivable	(462,314)	(1,536,774)
Amortization of deferred financing costs	28,558	—
Decrease in receivable for affiliated transaction	43,450	—
Increase in accounts receivable	(31,013)	—
Decrease in prepaid expenses and fees	218,317	486,084
Decrease in payable for investments purchased	—	(4,750,000)
Increase in management fees payable	116,606	514,165
Increase (decrease) in directors' fees payable	(96,000)	59,548
Increase in incentive fees payable	1,122,316	1,250,375
Increase in administrative services payable	11,793	—
Increase in interest payable	163,457	130,604
Decrease in unearned revenue	(11,569)	—
Increase (decrease) in other accrued expenses and liabilities	(97,025)	319,447
Net cash provided by (used in) operating activities	4,845,723	(60,251,410)
Cash flows from financing activities
Proceeds from notes issued	25,000,000	—
Financing costs paid for notes issued	(889,742)	—
Proceeds from the issuance of common stock	3,125,288	—
Sales load for common stock issued	(50,017)	—
Offering costs paid for common stock issued	(71,184)	(147,123)
Stockholder distributions paid	(7,457,727)	(7,749,111)
Borrowings under credit facility	72,000,000	82,000,000
Repayments of credit facility	(91,000,000)	(29,000,000)
Repayments of short-term loan	(9,000,000)	(72,000,669)
Borrowings under short-term loan	—	35,999,625
Net cash provided by (used in) financing activities	(8,343,382)	9,102,722
Net decrease in cash and cash equivalents	(3,497,659)	(51,148,688)
Cash and cash equivalents balance at beginning of period	13,663,542	62,131,686
Cash and cash equivalents balance at end of period	$10,165,883	$10,982,998
Supplemental and non-cash financing activities
Accrued deferred offering costs	172,289	—
Shares issued pursuant to Dividend Reinvestment Plan	187,492	439,889
Interest expense paid	1,941,863	870,980

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)
June 30, 2014

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments(2)
Atkins Nutritionals Holdings II, Inc. Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019(3)	Denver, CO Beverage, Food, & Tobacco	$13,000,000	$12,779,328	$13,065,000	7.37%
ATX Networks Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(4)(5)	West Ajax, Ontario High Tech Industries	$21,417,939	21,417,939	21,417,939	12.08%
Binder and Binder Term Loan-Unsecured, 13.00% cash, 2.00% PIK, 2.00% Default Rate, due 2/27/2016(4)(6)(7)	Hauppauge, NY Services: Consumer	$13,200,354	13,200,354	8,966,881	5.06%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/9/2016	Lexington, KY Metals & Mining	$4,628,198	4,328,142	4,442,550	2.50%
Common Shares, Class B(7)		36 shares	214,286	481,436	0.27%
Total			4,542,428	4,923,986	2.77%
Calero Software, LLC Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 6/5/2019(3)	Rochester, NY Telecommunications	$10,000,000	9,816,026	10,000,000	5.64%
Managed Mobility Holdings, LLC Partnership(7)		8,507 shares	500,000	464,764	0.26%
Total			10,316,026	10,464,764	5.90%
Colford Capital Holdings, LLC Term Loan-Unsecured, 12.25%, due 5/31/2018(5)	New York, NY Finance	$12,500,000	12,264,750	12,500,000	7.05%
Term Loan-Unsecured, 12.25%, due 5/31/2018(5)(8)		$1,000,000	977,500	1,000,000	0.56%
Total			13,242,250	13,500,000	7.61%
Digital Payment Technologies Corp. Term Loan-First Lien, L+8.50%, LIBOR floor 1.00%, due 1/31/2019(3)(5)(13)	Burnaby, British Columbia Transportation & Logistics	$3,003,646	2,961,729	3,003,646	1.69%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018(4)	Denver, CO Healthcare & Pharmaceuticals	$18,400,000	18,099,049	18,400,000	10.37%
ERC Group Holdings LLC Common Shares, Class A(5)(7)		17,820 shares	1,674,649	1,822,806	1.03%
Total			19,773,698	20,222,806	11.40%
Empirix Inc.(9) Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 5/1/2020(3)	Billerica, MA Software	$21,407,850	21,010,601	21,407,850	12.07%
Empirix Holdings I, Inc. Common Shares, Class A(7)		1,304 shares	1,304,232	1,927,182	1.09%
Common Shares, Class B(7)		1,317,406 shares	13,174	19,466	0.01%
Total			22,328,007	23,354,498	13.17%
Glori Energy Production Inc. Term Loan-First Lien, L+ 10.00%, LIBOR floor 1.00%, due 3/14/2017(3)(5)	Houston, TX Energy: Oil & Gas	$3,000,000	2,945,794	3,000,000	1.69%
Grupo HIMA San Pablo, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/31/2018(3)	San Juan, PR Healthcare & Pharmaceuticals	$4,937,500	4,861,596	4,865,757	2.74%
Term Loan-Second Lien, 13.75%, due 7/31/2018		$4,000,000	3,835,843	3,688,909	2.08%
Total			8,697,439	8,554,666	4.82%
Help/Systems, LLC Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.00%, due 6/28/2020(3)	Eden Prairie, MN Software	$15,000,000	14,796,858	15,000,000	8.46%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)
June 30, 2014

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Hostway Corp. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 12/13/2020(3)	Chicago, Il High Tech Industries	$6,750,000	$6,621,974	$6,750,000	3.81%
Livingston International, Inc. Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020(3)(5)	Toronto, Ontario Transportation: Cargo	$6,841,739	6,721,922	6,913,577	3.90%
Momentum Telecom Inc. Term Loan-First Lien, L+8.50%, LIBOR floor 1.00%, due 3/10/2019(3)	Birmingham, AL Media: Broadcasting & Subscription	$16,500,000	16,172,755	16,298,344	9.19%
MBS Holdings, Inc.(7)		2,774,695 shares	1,000,000	1,000,000	0.56%
Total			17,172,755	17,298,344	9.75%
OG Systems, LLC Term Loan-Unsecured, L+10.00% cash, 1.00% PIK, LIBOR floor 1.00%, due 1/22/2020(3)(4)	Chantilly, Virginia Services: Government	$4,000,000	3,922,061	3,922,061	2.21%
Preferred Shares, Series A(7)		11,521 shares	50,000	50,000	0.03%
Total			3,972,061	3,972,061	2.24%
Refac Optical Group Term A Loan-First Lien, L + 7.50%, due 9/30/2018(10)	Blackwood, NJ Retail	$2,687,687	2,687,687	2,622,645	1.48%
Term B Loan-First Lien, L + 8.50% cash, 1.75% PIK, due 9/30/2018(4)(10)		$6,185,163	6,185,163	5,957,549	3.36%
Revolver-First Lien, L + 7.50%, due 9/30/2018(10)(11)		$1,100,000	1,100,000	1,073,380	0.61%
Total			9,972,850	9,653,574	5.45%
Securus Technologies Holdings Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021(3)	Dallas, TX Telecommunications	$8,500,000	8,437,430	8,639,910	4.87%
Skopos Financial, LLC(5) Term Loan-Unsecured, 12.00%, due 1/31/2019	Irving, TX Finance	$12,500,000	12,258,234	12,500,000	7.05%
Common Shares, Class A(5)(7)(12)		970,159 shares	854,304	872,010	0.49%
Total			13,112,538	13,372,010	7.54%
Snowman Holdings, LLC Term Loan-Unsecured, 12.50%, due 2/15/2019	Lebanon, IN Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.30%
SPM Capital, LLC Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017(3)	Bloomington, MN Healthcare & Pharmaceuticals	$7,368,750	7,261,145	7,368,750	4.15%
SQAD, LLC Term Loan-Unsecured, 11.00% cash, 1.25% PIK, due 4/30/2019(4)	Tarrytown, NY Media: Broadcasting & Subscription	$5,027,293	4,950,354	5,027,293	2.83%
Common Shares(7)		5,000 shares	50,000	51,303	0.03%
Preferred Shares, Series A(7)		4,500 shares	450,000	461,730	0.26%
Total			5,450,354	5,540,326	3.12%
Studer Group, LLC (The) Term Loan-Unsecured, 12.00%, due 1/31/2019	Gulf Breeze, FL Services: Business	$16,910,423	16,910,423	16,910,423	9.53%
T2 Systems, Inc. Term Loan-First Lien, L+8.50%, LIBOR floor 1.00%, due 1/31/2019(3)	Indianapolis, IN Transportation & Logistics	$3,041,667	2,999,672	3,041,667	1.71%
Telecommunications Management, LLC Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/2020(3)	Sikeston, MO Media: Broadcasting & Subscription	$5,000,000	4,955,839	5,048,438	2.85%
Telular Corp. Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020(3)	Chicago, IL High Tech Industries	$7,500,000	7,399,621	7,500,000	4.23%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)
June 30, 2014

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Vandelay Industries Term Loan-Second Lien, 10.75% Cash, 1.00% PIK, due 11/12/2019(4)	La Vergne, TN Construction & Building	$2,500,000	$2,476,455	$2,476,455	1.40%
Woodstream Corp. Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$9,137,721	8,839,921	9,000,655	5.07%
Woodstream Group, Inc. Senior Subordinated Debt-Unsecured, 11.50%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$862,279	851,002	849,345	0.48%
Total Non-controlled, non-affiliated investments			281,326,930	280,978,839	158.42%
Net Investments			281,326,930	280,978,839	158.42%
LIABILITIES IN EXCESS OF OTHER ASSETS				(103,619,411)	(58.42)%
NET ASSETS				$177,359,428	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude cash equivalents, $5,027,293 (at par) of the term loan of SQAD, LLC, $9,750,000 (at par) of the term loan of Momentum Telecom, Inc., and $9,750,000 (at par) of the term loan of Empirix, Inc.
(3)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates, therefore, the LIBOR Floors are in effect.
(4)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(6)	Investment was on non-accrual status as of January 1, 2014.
(7)	Security is non-income producing.
(8)	Excluded from the investment above is an unfunded term loan commitment in an amount not to exceed $4,000,000, which expires on December 31, 2014, with an interest rate of 12.25% and a maturity of May 31, 2018. This investment is accruing a commitment fee of 0.50% on the undrawn balance.
(9)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $7,542,150, with an interest rate of LIBOR plus 9.50%, LIBOR floor 1.00%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.50% per annum.
(10)	On June 30, 2014, the interest rate on these loans was one month LIBOR of 0.16% plus the applicable spread.
(11)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $900,000, an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(12)	This investment also includes an unfunded equity commitment in an amount not to exceed $145,696.
(13)	Digital Payment Technologies Corp. is the Canadian co-borrower of the term loan of T2 Systems, Inc.

Abbreviation Legend

Euro — Euro Dollar

L — LIBOR

PIK — Payment-In-Kind

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2013

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments(2)
Aderant North America Inc. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 6/20/2019	Atlanta, GA Software	$1,500,000	$1,480,112	$1,500,000	0.85%
Ascend Learning, LLC Term Loan-Second Lien, Euro + 10.00%, Euro floor 1.50%, due 12/6/2017	Burlington, MA Software	$10,000,000	10,000,000	10,000,000	5.69%
Atkins Nutritionals Holdings II, Inc. Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019	Denver, CO Beverage, Food, & Tobacco	$17,000,000	16,689,794	17,000,000	9.67%
ATX Networks Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016(3)(4)	West Ajax, Ontario High Tech Industries	$21,203,012	21,203,012	21,203,012	12.05%
Binder and Binder Term Loan-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016(3)	Hauppauge, NY Services: Consumer	$13,133,228	13,133,228	11,395,293	6.48%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/9/2016	Lexington, KY Metals & Mining	$4,806,071	4,445,365	4,547,024	2.59%
Common Shares, Class B(5)		36 shares	214,286	341,349	0.19%
Total			4,659,651	4,888,373	2.78%
Calero Software, LLC Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 6/5/2019	Rochester, NY Telecommunications	$10,000,000	9,802,547	9,802,547	5.57%
Managed Mobility Holdings, LLC Ltd. Partnership(5)		8,507 shares	500,000	500,000	0.28%
Total			10,302,547	10,302,547	5.85%
Colford Capital Holdings, LLC Term Loan-Unsecured 12.25%, due 5/31/2018(4)(6)	New York, NY Finance	$12,500,000	12,242,889	12,491,250	7.10%
ConvergeOne Holdings Corp. Term Loan-First Lien, L + 8.00%, LIBOR floor 1.25%, due 5/8/2019	Eagan, MN Telecommunications	$12,185,952	12,017,679	12,104,672	6.88%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018(3)	Denver, CO Health & Pharmaceuticals	$18,400,000	18,075,428	18,400,000	10.46%
Common Shares, Class A(4)(5)		17,528 shares	1,647,135	1,708,667	0.97%
Total			19,722,563	20,108,667	11.43%
Empirix Inc.(7) Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 5/1/2020	Billerica, MA Software	$21,407,850	20,988,492	20,988,492	11.93%
Common Shares, Class A(5)		1,304 shares	1,304,232	1,304,232	0.74%
Common Shares, Class B(5)		1,317,406 shares	13,174	13,174	0.01%
Total			22,305,898	22,305,898	12.68%
Grupo HIMA San Pablo, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/30/2018	San Juan, PR Health & Pharmaceuticals	$4,962,500	4,877,838	4,811,144	2.74%
Term Loan-Second Lien, 13.75%, due 7/30/2018		$4,000,000	3,822,486	3,548,400	2.02%
Total			8,700,324	8,359,544	4.76%
Help Systems, LLC Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.00%, due 6/28/2020	Eden Prairie, MN Software	$15,000,000	14,784,682	15,000,000	8.53%
Hostway Corp. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 12/13/2020	Chicago, Il High Tech Industries	$6,750,000	6,615,231	6,615,231	3.76%
Livingston International, Inc. Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020(4)	Toronto, Ontario Transportation: Cargo	$6,841,739	6,714,636	7,012,783	3.99%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2013

Investments	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Refac Optical Group Term A Loan-First Lien, L + 7.50%, due 9/30/2018	Blackwood, NJ Retail	$2,924,824	$2,924,824	$2,924,824	1.66%
Term B Loan-First Lien, L + 8.50% cash, 1.75% PIK, due 9/30/2018(3)		$6,151,853	6,151,853	6,151,853	3.50%
Revolver-First Lien, L + 7.50%, due 9/30/2018(8)		$1,100,000	1,100,000	1,100,000	0.63%
Total			10,176,677	10,176,677	5.79%
Securus Technologies Holdings Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021	Dallas, TX Telecommunications	$8,500,000	8,434,305	8,500,000	4.83%
Snowman Holdings, LLC(9) Term Loan-Unsecured, 12.50%, due 2/15/2019	Lebanon, IN Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.35%
SPM Capital, LLC Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017	Bloomington, MN Healthcare & Pharmaceuticals	$7,406,250	7,284,824	7,406,250	4.21%
SQAD, LLC Term Loan-Unsecured, 11.00% cash, 1.25% PIK, due 4/30/2019(3)	Tarrytown, NY Media: Broadcasting & Subscription	$5,000,000	4,914,724	4,912,500	2.79%
Common Shares, Series A(5)		5,000 shares	50,000	50,000	0.03%
Preferred Shares, Series A(5)		4,500 shares	450,000	450,000	0.26%
Total			5,414,724	5,412,500	3.08%
Studer Group, LLC (The)(10) Term Loan-Unsecured, 12.00%, due 1/31/2019	Gulf Breeze, FL Services: Business	$16,910,423	16,910,423	16,910,423	9.61%
Telecommunications Management, LLC Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/2020	Sikeston, MO Media: Broadcasting & Subscription	$8,000,000	7,925,241	8,120,000	4.62%
Telular Corp. Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020	Chicago, IL High Tech Industries	$7,500,000	7,393,551	7,500,000	4.26%
Transaction Network Services, Inc. Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 8/14/2020	Reston, VA Telecommunications	$2,550,000	2,514,924	2,584,272	1.47%
Varel International Energy Funding Corp. Term Loan-First Lien, L + 7.75%, LIBOR floor 1.50%, due 7/17/2017	Carrollton, TX Energy: Oil & Gas	$9,700,000	9,538,738	9,700,000	5.51%
Woodstream Corp.(11) Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$9,137,721	8,825,566	8,898,313	5.06%
Woodstream Group, Inc.(11) Senior Subordinated Debt-Unsecured, 11.50%, due 2/28/2017	Lititz, PA Consumer Goods: Non-Durable	$862,279	844,129	839,687	0.48%
Total Non-controlled, non-affiliated investments			$277,004,466	$277,504,510	157.77%
Cash Equivalents(2) United States Treasury Bills 0%, due 01/30/2014		$10,000,000	10,000,000	9,999,900	5.69%
Total Short-Term Investments			$10,000,000	$9,999,900	5.69%
LIABILITIES IN EXCESS OF OTHER ASSETS				(111,612,896)	(63.46)%
NET ASSETS				$175,891,514	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude Cash Equivalents.
(3)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2013

(5)	Security is non-income producing.
(6)	Excluded from the investment above is an unfunded term loan commitment in an amount not to exceed $12,500,000, an interest rate of 12.25% and a maturity of May 31, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(7)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $7,542,150, an interest rate of LIBOR plus 9.50%, LIBOR floor 1.00%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	Excluded from the investment above is an undrawn revolving loan commitment in an amount not to exceed $900,000. This investment is accruing an unused commitment fee of 0.50% per annum. This investment amended its maturity to 9/30/18 on 9/30/13.
(9)	This investment amended its maturity to 2/15/19 on 8/15/13. The interest rate was amended from 11% cash pay plus 2% PIK to 12.5% cash pay.
(10)	This investment amended its maturity to 1/31/19 on 7/23/13. The interest rate was amended from 12% cash pay plus 2% PIK to 12% cash pay.
(11)	Amended maturity to 2/18/17 on 3/4/13. Amended rate to 11.5% fixed on 12/6/13.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified management investment company and is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and as a regulated investment company (“RIC”) for U.S. federal income tax purposes. The Company’s investment activities are managed by Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

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

The Company has established wholly owned subsidiaries: SCIC — ERC Blocker 1, Inc. and SCIC — SKP Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (“Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

On June 14, 2013, we formed Stellus Capital SBIC LP or the “SBIC subsidiary”, and its general partner, Stellus Capital SBIC GP, LLC., as wholly owned subsidiaries of the Company, in Delaware. On June 20, 2014, the SBIC subsidiary received a license from the Small Business Administration, or “SBA” to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

debentures issued by the SBIC subsidiary upon an event of default. As of June 30, 2014, the SBIC subsidiary had not received a commitment letter from the SBA for any SBA-guaranteed debentures and, therefore, the SBIC subsidiary has not yet issued any SBA-guaranteed debentures. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2014, the SBIC subsidiary had $31.8 million of regulatory capital, which implies a maximum borrowing of $63.6 million, subject to the criteria discussed above.

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. It sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the six months ended June 30, 2014 and June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013. Certain reclassifications have been made to certain prior period balances to conform with current presentation.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Cash and Cash Equivalents

At June 30, 2014, cash balances totaling $9,915,883 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

On June 30, 2014, we held no U.S. Treasury Bills. On December 31, 2013, we held approximately $10 million of U.S. Treasury Bills with a 25 day maturity purchased using $1 million in margin cash and the proceeds from a $9 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 6.25%. On January 2, 2014, we sold the Treasury Bills, repaid the remainder of the loan from Raymond James and received back the $1 million margin payment (net of fees and expenses of $1,875).

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Receivables and Payables for Unsettled Securities Transaction

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

To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred no excise tax expense for the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

As of June 30, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the six months ended June 30, 2014 and June 30, 2013, respectively.

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

There was no such tax expense or benefit for the six months ended June 30, 2014 and June 30, 2013, respectively. In addition, there were no such tax assets or liabilities as of June 30, 2014 and June 30, 2013, respectively.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. ASU No. 2013-08 Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements was effective for an entity's interim and annual reporting periods in the fiscal years beginning after December 15, 2013. Accordingly, the Company has adopted the updated guidance and believes that the impact is limited to our disclosure requirements. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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

For the three months and six months ended June 30, 2014, the Company recorded an expense for base management fees of $1,293,336 and $2,561,740, respectively. For the three months and six months ended June 30, 2013, the Company recorded an expense for base management fees of $1,041,199 and $1,925,202, respectively. As of June 30, 2014 and December 31, 2013, respectively, $1,293,336 and $1,176,730, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

Investment Income Incentive Fee

The investment income component (“Investment Income Incentive Fee”) is calculated, and payable, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as the “Hurdle”). Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the Hurdle but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “Catch-up”) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets.

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any Investment Income Incentive Fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the Catch-up, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

For the three and six months ended June 30, 2014, the Company incurred $927,921 and $1,845,948, respectively, of Investment Income Incentive Fees. As of June 30, 2014 and December 31, 2013, $2,179,258 and $1,056,942, respectively, of such incentive fees are payable to the Advisor, of which $1,798,989 and $641,516, respectively, are currently payable (as explained below). As of June 30, 2014 and December 31, 2013, $156,918 and $109,959, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Capital Gains Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2014, the Company incurred $6,819 and ($82,116), respectively, of incentive fees related to the Capital Gains Incentive Fee. As of June 30, 2014 and December 31, 2013, $223,351 and $305,467 of Capital Gains Incentive Fees were payable to the Advisor, subject to the limitations set forth below.

A portion of the Capital Gains Incentive Fee may be payable to the Advisor on an annual basis. This portion of the fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. As of June 30, 2014 and December 31, 2013, no Capital Gains Incentive Fee was currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Investment Income Incentive Fees Incurred	$927,921	$967,951	$1,845,948	$1,586,695
Capital Gains Incentive Fee Incurred	6,819	100,988	(82,116)	468,748
Incentive Fees Incurred (before waiver)	$934,740	$1,068,939	$1,763,832	$2,055,443
Investment Income Incentive Fees Waived	—	(201,843)	—	(505,207)
Net Incentive Fee Expense	$934,740	$867,096	$1,763,832	$1,550,236

	June 30, 2014	December 31, 2013
Investment Income Incentive Fee Currently Payable	$1,798,989	$641,516
Investment Income Incentive Fee Deferred	156,918	109,959
Capital Gains Incentive Fee Payable	223,351	305,467
Incentive Fees Payable	$2,179,258	$1,056,942

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

For the years ending December 31, 2012 and December 31, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering. The Advisor has entered into no such agreement with the Company for periods after December 31, 2013. While under no obligation to do so, the Advisor may, in its sole discretion, determine to waive incentive fees in future periods. For the three months and six months ended June 30, 2014, the Advisor waived Investment Income Incentive Fees of $0 and $0, respectively. For the three months and six months ended June 30, 2013, the Advisor waived Investment Income Incentive Fees of $201,843 and $505,207, respectively.

As of June 30, 2014 and December 31, 2013, the Company was due $0 and $43,450, respectively, from a Stellus Capital related party for reimbursement of expenses paid for by the Company that were the responsibility of Stellus Capital. The amount due to the Company is included in the Consolidated Statements of Assets and Liabilities.

For the three months and six months ended June 30, 2014, the Company recorded an expense relating to director fees of $118,000 and $204,000, respectively. For the three months and six months ended June 30, 2013, the Company recorded an expense relating to director fees of $89,000 and $178,000, respectively. As of June 30, 2014 and December 31, 2013, $0 and $96,000, respectively, were payable relating to director fees.

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

Administration Agreement

The Company entered into an administration agreement with Stellus Capital Management pursuant to which Stellus Capital Management will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital Management will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. For the three months and six months ended June 30, 2014 the

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

Company recorded expenses of $148,488 and $288,873, respectively, relating to the Administration Agreement. For the three months and six months ended June 30, 2013 the company recorded expenses of $117,368 and $188,799, respectively. As of June 30, 2014 and December 31, 2013, $148,488 and $135,170, respectively, remained payable relating to the Administration Agreement.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company's board of directors each calendar quarter and recognized as distribution liabilities on the ex-dividend date. The distribution frequency was changed from quarterly to monthly as of January 20, 2014. The Company intends to distribute net realized gains (i.e., net capital gains in excess of net capital losses), if any, at least annually. The stockholder distributions, if any, will be determined by the board of directors. Any distribution to stockholders will be declared out of assets legally available for distribution.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 3 — DISTRIBUTIONS  – (continued)

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. Of the total distributions of $9,041,896 made to shareholders through June 30, 2014, $7,457,727 was made in cash, $187,492 in 13,561 shares and the remainder of $1,396,677 is accrued as of June 30, 2014.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

At June 30, 2014, the Company had investments in 27 portfolio companies. The total cost and fair value of the investments were $281,326,930 and $280,978,839, respectively. The composition of our investments as of June 30, 2014 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$51,503,683	$51,674,288
Senior Secured – Second Lien	98,851,897	100,490,139
Unsecured Debt	124,860,705	121,663,715
Equity	6,110,645	7,150,697
Total Investments	$281,326,930	$280,978,839

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014 and December 31, 2013, the Company had four and three such investments with aggregate unfunded commitments of $12,587,846 and $20,942,150, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$51,674,288	$51,674,288
Senior Secured – Second Lien	—	15,553,487	84,936,652	100,490,139
Unsecured Debt	—	—	121,663,715	121,663,715
Equity	—	—	7,150,697	7,150,697
Total Investments	$—	$15,553,487	$265,425,352	$280,978,839

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$12,104,672	$36,641,095	$48,745,767
Senior Secured – Second Lien	—	21,084,272	97,087,453	118,171,725
Unsecured Debt	—	—	106,219,596	106,219,596
Equity	—	—	4,367,422	4,367,422
Total Investments	$—	$33,188,944	$244,315,566	$277,504,510

The aggregate values of Level 3 portfolio investments changed during the six months ended June 30, 2014 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Purchases of investments	29,984,167	2,475,000	17,147,500	1,931,818	51,538,485
Payment-in-kind interest	54,219	—	309,346	—	363,565
Sales and Redemptions	(27,305,968)	(8,587,500)	—	—	(35,893,468)
Realized Gains	305,890	204,857	—	—	510,747
Change in unrealized depreciation	(229,872)	674,443	(2,095,329)	851,457	(799,301)
included in earnings	—	—	—	—	—
Amortization of premium and accretion of discount, net	120,085	95,182	82,602	—	297,869
Transfer from Level 2	12,104,672	—	—	—	12,104,672
Transfer to Level 2	—	(7,012,783)		—	(7,012,783)
Fair value at end of period	$51,674,288	$84,936,652	$121,663,715	$7,150,697	$265,425,352
Change in unrealized depreciation on Level 3 investments still held as of June 30, 2014	$18,256	$849,661	$(1,971,149)	$747,127	$(734,752)

During the six months ended June 30, 2014, there was one transfer from Level 2 to Level 3 due to the decrease in the availability of observable inputs in determining the fair value of this investment.

During the six months ended June 30, 2014, there was one transfer from Level 3 to Level 2 due to the increase in the availability of observable inputs in determining the fair value of this investment.

Transfers are reflected at the value of the securities at the beginning of the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the six months ended June 30, 2013 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Purchases of investments	50,311,802	38,722,500	—	—	89,034,302
Payment-in-kind interest	—	—	12,692,587	—	12,692,587
Sales and Redemptions	(13,895,750)	(450,000)	(25,000,000)	—	(39,345,750)
Realized gains	6,492	6,552	903,322		916,366
Change in unrealized appreciation (depreciation) included in earnings	192,665	1,172,564	(204,884)	—	1,160,345
Amortization of premium and accretion of discount, net	104,550	23,592	58,200	—	186,342
Transfer from Level 2	—	—	—	—	—
Transfer to Level 2	—	(12,576,571)	—	—	(12,576,571)
Fair value at end of period	$80,733,973	$53,376,259	$99,574,359	$1,714,286	$235,398,877
Change in unrealized appreciation (depreciation) on Level 3 Investments still held as of June 30, 2013	$192,665	$1,172,564	$(204,884)	$—	$883,402

During the six months ended June 30, 2013, there were no transfers from Level 2 to Level 3.

Transfers are reflected at the value of the securities at the beginning of the period.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2014:

	Cost	Fair Value	% of Total Investments
New York	$42,208,984	$38,471,971	13.69%
Colorado	32,553,026	33,287,806	11.85%
Canada	31,101,590	31,335,162	11.15%
Texas	24,495,762	25,011,920	8.90%
Massachusetts	22,328,007	23,354,498	8.31%
Minnesota	22,058,003	22,368,750	7.96%
Alabama	17,172,755	17,298,344	6.16%
Florida	16,910,423	16,910,423	6.02%
Illinois	14,021,595	14,250,000	5.07%
Indiana	14,168,790	14,210,785	5.06%
Pennsylvania	9,690,923	9,850,000	3.51%
New Jersey	9,972,850	9,653,574	3.44%
Puerto Rico	8,697,439	8,554,666	3.04%
Missouri	4,955,839	5,048,438	1.80%
Kentucky	4,542,428	4,923,986	1.75%
Virginia	3,972,061	3,972,061	1.41%
Tennessee	2,476,455	2,476,455	0.88%
	$281,326,930	$280,978,839	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2014:

	Cost	Fair Value	% of Total Investments
Software	$37,124,865	$38,354,498	13.65%
Healthcare & Pharmaceuticals	35,732,282	36,146,222	12.86%
High Tech Industries	35,439,534	35,667,939	12.69%
Media: Broadcasting & Subscription	27,578,948	27,887,108	9.92%
Finance	26,354,788	26,872,010	9.56%
Telecommunications	18,753,456	19,104,674	6.80%
Transportation: Cargo	17,891,040	18,082,695	6.44%
Services: Business	16,910,423	16,910,423	6.02%
Beverage, Food, & Tobacco	12,779,328	13,065,000	4.65%
Consumer Goods: Non-Durable	9,690,923	9,850,000	3.51%
Retail	9,972,850	9,653,574	3.44%
Services: Consumer	13,200,354	8,966,881	3.20%
Transportation & Logistics	5,961,401	6,045,313	2.15%
Metals & Mining	4,542,428	4,923,986	1.75%
Services: Government	3,972,061	3,972,061	1.41%
Energy: Oil & Gas	2,945,794	3,000,000	1.07%
Construction & Building	2,476,455	2,476,455	0.88%
	$281,326,930	$280,978,839	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Software	$48,570,692	$48,805,898	17.59%
Healthcare & Pharmaceuticals	35,707,711	35,874,461	12.93%
High Tech Industries	35,211,794	35,318,243	12.73%
Telecommunications	33,269,455	33,491,491	12.07%
Transportation: Cargo	17,883,754	18,181,901	6.55%
Beverage, Food, & Tobacco	16,689,794	17,000,000	6.13%
Services: Business	16,910,423	16,910,423	6.09%
Media: Broadcasting & Subscription	13,339,965	13,532,500	4.88%
Finance	12,242,889	12,491,250	4.50%
Services: Consumer	13,133,228	11,395,293	4.10%
Retail	10,176,677	10,176,677	3.67%
Consumer Goods: Non-Durable	9,669,695	9,738,000	3.51%
Energy: Oil & Gas	9,538,738	9,700,000	3.49%
Metals & Mining	4,659,651	4,888,373	1.76%
	$277,004,466	$277,504,510	100.00%

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$51,674,288	Income/Market approach(2)	HY credit spreads Risk free rates Market multiples	-1.89 to 1.41 (-0.26%) -0.37 to 0.08 (-0.11%) 8x to 17x (11x)(4)
Second lien debt	$84,936,652	Income/Market approach(2)	HY credit spreads Risk free rates Market multiples	-1.72 to 0.72 (-0.85%) -0.38 to 0.25 (-0.13%) 8x to 18x (14x)(4)
Unsecured debt	$121,663,715	Income/Market approach(2)	HY credit spreads Risk free rates Market multiples	-3.12 to 0.75 (-1.19%) -0.50 to 0.44 (-0.02%) 9x to 18x (12x)(4)
Equity investments	$7,150,697	Market approach(5)	Underwriting multiple/ EBITDA Multiple	2x to 13x (9x)
Total Long Term Level 3 Investments	$265,425,352

(1)	Weighted average based on fair value as of June 30, 2014.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.89% (189 basis points) to 1.41% (141 basis points). The average of all changes was -0.26%.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used for fair value measurement of the Company's equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$36,641,095	Income/Market approach(2)	HY credit spreads Risk free rates Market multiples	-1.58% to .46% (-.95%) .00% to .17% (.04%) 8x to 14x (10x)(4)
Second lien debt	$97,087,453	Income/Market approach(2)	HY credit spreads Risk free rates Market multiples	-1.41% to 1.40% (-.68%) .04% to .81% (.21%) 8x to 18x (13x)(4)
Unsecured debt	$106,219,596	Income/Market approach(2)	HY credit spreads Risk free rates Market multiples	-1.27% to 2.79% (-.27%) -.42% to .62% (.15%) 8x to 23x (14x)(4)
Equity investments	$4,367,422	Market approach(5)	Underwriting multiple/ EBITDA Multiple	5x to 13x (12x)
Total Long Term Level 3 Investments	$244,315,566

(1)	Weighted average based on fair value as of December 31, 2013.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the High Yield spreads and the risk free rates between the date a loan closed and the valuation date ranged from -1.58% (-158 basis points) to .46% (46 basis points). The average of all changes was -.95% (-95 basis points).
(4)	Median of LTM EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

On June 5, 2014, we established an at-the-market program through which we may sell, from time to time and at our sole discretion $50 million of our common stock. The proceeds raised, the related underwriting fees, the offering expenses and the price at which these shares were issued from the period of June 5, 2014 through June 30, 2014 are as follows:

Issuance of Common Stock	Number of Shares	Gross Proceeds	Underwriting fees	Offering Expenses	Average Offering Price
Quarter ended June 30, 2014	230,242	$3,334,474	$50,017	$17,467	$14.48
Total	230,242	$3,334,474	$50,017	$17,467	$14.48

The Company issued 13,561 shares of common stock during the six months ended June 30, 2014 in connection with the stockholder distribution reinvestment.

Issuance of Common Stock	Number of Shares	Gross Proceeds	Share Price
January 24, 2014	2,603	$36,619	$14.07
February 14, 2014	4,646	64,121	13.80
March 14, 2014	3,257	45,233	13.89
June 16, 2014	3,055	41,519	13.59
Total	13,561	$187,492

The Company issued 30,996 shares of common stock during the six months ended June 30, 2013 in connection with the stockholder distribution reinvestment.

Issuance of Common Stock	Number of Shares	Gross Proceeds	Share Price
March 28, 2013	15,249	$214,706	$14.08
June 28, 2013	15,747	$225,182	$14.30
Total	30,996	$439,888

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three months ended and six months ended June 30, 2014 and June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net increase in net assets resulting from operations	$2,711,567	$4,477,595	$7,055,328	$10,009,713
Average common shares	12,132,851	12,050,618	12,118,498	12,043,117
Basic and diluted earnings per common share	$0.22	$0.37	$0.58	$0.83

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 7 — COMMITMENTS AND CONTINGENCIES  – (continued)

As of June 30, 2014, the Company had $12.6 million of unfunded commitments, $12.4 million was to provide debt financing to three of our portfolio companies and $0.2 million was to provide equity financing to one portfolio company. As of December 31, 2013 the Company had $20.9 million of unfunded commitments, which was comprised of $20.9 million to provide debt financing to three of our portfolio companies.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the six months ended June 30, 2014 (unaudited)	For the six months ended June 30, 2013 (unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.54	$14.45
Net investment income	0.62	0.64
Change in unrealized appreciation (depreciation)	(0.07)	0.11
Realized gain	0.03	0.08
Total from investment operations	0.58	0.83
Issuance of common shares(2)	—	—
Reinvestments of stockholder distributions(2)	—	—
Sales load(2)	—	—
Offering costs(2)	—	—
Stockholder distributions	(0.74)	(0.68)
Other(3)	(0.01)	—
Net asset value at end of period	$14.37	$14.60
Per share market value at end of period	$14.69	$15.05
Total return based on market value(4)	2.88%	(3.66)%
Weighted average shares outstanding at end of period	12,118,498	12,043,117
Ratio/Supplemental Data:
Net assets at end of period	$177,359,428	$176,106,557
Average net assets(5)	$175,695,028	$174,715,502
Annualized ratio of gross operating expenses to net assets(5)(8)	9.64%	7.66%
Annualized ratio of net operating expenses to net assets(5)(9)	9.64%	7.07%
Annualized ratio of interest expense and other fees to net assets(5)	2.79%	1.48%
Annualized ratio of net investment income before fee waiver to net assets(5)	8.56%	8.26%
Annualized ratio of net investment income to net assets(5)	8.56%	8.84%
Portfolio Turnover(6)	17%	21%
Notes payable	$25,000,000	—
Credit Facility payable	$91,000,000	$91,000,000
Short-term loan	—	$8,999,899
Asset coverage ratio(7)	2.53x	2.76x

(1)	Financial highlights are based on weighted average shares outstanding during the period.
(2)	The per share impact of the Company's issuance of common shares, reinvestment of stockholder distributions, sales load and offering costs has an impact to net assets less than $0.01 per share during the applicable period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of period end or a transaction date.
(4)	Total return on market value is based on the change in market price per share since the end of the prior year and includes dividends paid. The total returns are not annualized.
(5)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets, net investment income to average net assets and interest expense and other fees to net assets are adjusted accordingly.
(6)	Calculated as payoffs divided by average portfolio balance and is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	Gross operating expenses represent operating expenses before waiver of incentive fees.
(9)	Net Operating expenses represent total operating expenses net of waiver of incentive fees.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000 which increased the total commitment to $135,000,000 under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitments from a new participant in the bank group in the amount of $15,000,000, which increased the total commitment to $150,000,000 under the Credit Facility.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2014, the Company was in compliance with these covenants.

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

As of June 30, 2014 and December 31, 2013, $91,000,000 and $110,000,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the quarter ended June 30, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. As of June 30, 2014 and December 31, 2013, $1,367,982 and $1,586,405 of such prepaid loan structure fees had yet to be amortized, respectively.

For the three months ended June 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment fees and other loan fees).

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 9 — CREDIT FACILITY  – (continued)

Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1,071,632 for the three months ended June 30, 2014, of which $876,204 was interest expense, $138,814 was amortization of loan fees paid on the Credit Facility, $44,182 related to commitment fees on the unused portion of the Credit Facility, and $12,432 related to loan administration fees. The Company paid $1,036,513 in interest expense and unused commitment fees for the three months ended June 30, 2014. The average borrowings under the Credit Facility for the three months ended June 30, 2014 were $109,273,352.

For the six months ended June 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the credit facility of $2,150,586 for the six months ended June 30, 2014, of which $1,783,179 was interest expense, $271,442 was amortization of loan fees paid on the Credit Facility, $71,238 related to commitment fees on the unused portion of the Credit Facility, and $24,727 related to loan administration fees. The Company paid $1,941,863 in interest expense and unused commitment fees for the six months ended June 30, 2014. The average borrowings under the Credit Facility for the six months ended June 30, 2014 were $111,303,177.

For the three months ended June 30, 2013 the weighted average effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $718,219 for the three months ended June 30, 2013, of which $512,790 was interest expense, $125,532 was amortization of loan fees paid on the Credit Facility, $67,430 rented to commitment fees on the unused portion of the Credit Facility and $12,467 related to loan administration fees.

For the six months ended June 30, 2013, weighted average the effective interest rate under the Credit Facility was approximately 3.3% (approximately 5.0% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1,284,759 for the six months ended June 30, 2013, of which $849,668 was interest expense, $249,685 was amortization of loan fees paid on the Credit Facility, $160,611 related to commitment fees on the unused portion of the Credit Facility, and $24,795 related to loan administration fees. The Company paid $548,126 and $870,980 in interest expense and unused commitment fees for the three and six months ended June 30, 2013, respectively. The average borrowings under the Credit Facility for the three and six months ended June 30, 2013 were $61,648,352 and $51,110,497, respectively.

NOTE 10 — NOTES

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. As of June 30, 2014, the carrying amount of the Notes was approximately $25.0 million. As of June 30, 2014 the fair value of the Notes was $26.4 million. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $914,570 of fees which are being amortized over the term of the notes of which $886,012 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 10 — NOTES  – (continued)

For the period from May 5, 2014 to June 30, 2014, the Company incurred interest and fee expense on the Notes of $281,336, of which $252,778 was interest expense, $28,299 was amortization of loan fees paid on the Notes, and $259 related to administration fees.

The indenture and supplements thereto relating to the Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended.

NOTE 11 — SUBSEQUENT EVENTS

Investment Portfolio

On July 31, 2014, we invested $2 million in the mezzanine debt and $137,000 in the common stock of SQAD, LLC.

Credit Facility

The outstanding balance under the Credit Facility as of August 1, 2014 was $87 million.

Dividends Declared

On July 7, 2014, the Company’s board of directors declared a regular monthly dividend for each of July 2014, August 2014 and September 2014 as follows:

Description:	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/7/2014	7/29/2014	7/31/2014	8/15/2014	$0.1133
7/7/2014	8/27/2014	8/29/2014	9/15/2014	$0.1133
7/7/2014	9/26/2014	9/30/2014	10/15/2014	$0.1133

Equity Raised

During the period from July 1, 2014 to August 1, 2014, we sold 24,245 shares of our common stock at an average price of $14.76 per share and raised $357,893 of gross proceeds under the at-the-market program. Net proceeds were $350,619 after 1.5% commission to the broker-dealer on shares sold and offering costs.

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

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2014, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of June 30, 2014, we had $281.0 million (at fair value) invested in 27 companies. As of June 30, 2014, our portfolio included approximately 18% of first lien debt, 36% of second lien debt, 43% of mezzanine debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$51,503,683	$51,674,288
Senior Secured – Second Lien	98,851,897	100,490,139
Unsecured Debt	124,860,705	121,663,715
Equity	6,110,645	7,150,697
Total Investments	$281,326,930	$280,978,839

As of December 31, 2013, we had $277.5 million (at fair value) invested in 26 portfolio companies. As of December 31, 2013, our portfolio included approximately 17% of first lien debt, 43% of second lien debt, 38% of mezzanine debt and 2% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2013 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$48,341,121	$48,745,767
Senior Secured – Second Lien	117,166,001	118,171,725
Unsecured Debt	107,318,517	106,219,596
Equity	4,178,827	4,367,422
Total Investments	$277,004,466	$277,504,510

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014 and December 31, 2013, the Company had four and three such investments with aggregate unfunded commitments of $12.6 million and $20.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2014:

	Cost	Fair Value	% of Total Investments
New York	$42,208,984	$38,471,971	13.69%
Colorado	32,553,026	33,287,806	11.85%
Canada	31,101,590	31,335,162	11.15%
Texas	24,495,762	25,011,920	8.90%
Massachusetts	22,328,007	23,354,498	8.31%
Minnesota	22,058,003	22,368,750	7.96%
Alabama	17,172,755	17,298,344	6.16%
Florida	16,910,423	16,910,423	6.02%
Illinois	14,021,595	14,250,000	5.07%
Indiana	14,168,790	14,210,784	5.06%
Pennsylvania	9,690,923	9,850,000	3.51%
New Jersey	9,972,850	9,653,574	3.44%
Puerto Rico	8,697,439	8,554,666	3.04%
Missouri	4,955,839	5,048,438	1.80%
Kentucky	4,542,428	4,923,986	1.75%
Virginia	3,972,061	3,972,061	1.41%
Tennessee	2,476,455	2,476,455	0.88%
	$281,326,930	$280,978,839	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2014:

	Cost	Fair Value	% of Total Investments
Software	$37,124,865	$33,354,498	13.65%
Healthcare & Pharmaceuticals	35,732,282	36,146,222	12.86%
High Tech Industries	35,439,534	35,667,939	12.69%
Media: Broadcasting and Subscription	27,578,948	27,887,108	9.92%
Finance	26,354,788	26,872,010	9.56%
Telecommunications	18,753,456	19,104,674	6.80%
Transportation: Cargo	17,891,040	18,082,695	6.44%
Services: Business	16,910,423	16,910,423	6.02%
Beverage, Food, & Tobacco	12,779,328	13,065,000	4.65%
Consumer goods: non-durable	9,690,923	9,850,000	3.51%
Retail	9,972,850	9,653,574	3.44%
Services: Consumer	13,200,354	8,966,881	3.20%
Transportation & Logistics	5,961,401	6,045,313	2.15%
Metals & Mining	4,542,428	4,923,986	1.75%
Services: Government	3,972,061	3,972,061	1.41%
Energy: Oil & Gas	2,945,794	3,000,000	1.07%
Construction & Building	2,476,455	2,476,455	0.88%
	$281,326,930	$280,978,839	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Software	$48,570,692	$48,805,898	17.59%
Healthcare & Pharmaceuticals	35,707,711	35,874,461	12.93%
High Tech Industries	35,211,794	35,318,243	12.73%
Telecommunications	33,269,455	33,491,491	12.07%
Transportation: Cargo	17,883,754	18,181,901	6.55%
Beverage, Food, & Tobacco	16,689,794	17,000,000	6.13%
Services: Business	16,910,423	16,910,423	6.09%
Media: Broadcasting & Subscription	13,339,965	13,532,500	4.88%
Finance	12,242,889	12,491,250	4.50%
Services: Consumer	13,133,228	11,395,293	4.10%
Retail	10,176,677	10,176,677	3.67%
Consumer Goods: Non-Durable	9,669,695	9,738,000	3.51%
Energy: Oil & Gas	9,538,738	9,700,000	3.49%
Metals & Mining	4,659,651	4,888,373	1.76%
	$277,004,466	$277,504,510	100.00%

At June 30, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.4 million and $10.4 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.3 million and $23.4 million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $10.7 million and $10.7 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.3 million and $22.3 million, respectively.

At June 30, 2014, 53% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 47% bore interest at fixed rates. At December 31, 2013, 58% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 42% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2014 and December 31, 2013 was approximately 10.9% and 11.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of June 30, 2014 and December 31, 2013, we had cash of $10.2 million and $3.7 million, respectively, and United States Treasury securities of approximately $0 million and $10.0 million, respectively. The United States Treasury securities were purchased and temporarily held in 2013 in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

During the quarter ended June 30, 2014, we made $11.0 million of investments in one new portfolio company and four existing portfolio companies. During the six months ended June 30, 2014, we made $51.5 million of investments in six new portfolio and four existing portfolio companies. During the quarter ended June 30, 2014, we received $25.9 million in proceeds from repayments and sales of our investments, including $0.3 million from amortization of certain other investments. During the six months ended June 30, 2014, we received $48.3 million in proceeds from repayments and sales of our investments, including $0.8 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2014			As of December 31, 2013
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	0%	—	$21.1	8%	2
2	253.8	90%	24	236.6	85%	22
3	18.2	7%	2	8.4	3%	1
4	9.0	3%	1	11.4	4%	1
5	—	0%	—	—	0%	—
Total	$281.0	100%	27	$277.5	100%	26

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2014, we had one loan on non-accrual status, which represents approximately 4.7% of the loan portfolio at cost and 3.2% at fair value. As of December 31, 2013, we had no loans on non-accrual status.

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

Comparison of the Three Months and Six Months ended June 30, 2014 and 2013

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

Investment income for the three months ended June 30, 2014 totaled $8.0 million and was primarily composed of interest income, including $0.1 million of PIK income and $0.3 million of miscellaneous fees. Investment income for the six months ended June 30, 2014 totaled $15.9 million and was primarily composed of interest income, including $0.4 million of PIK income and $0.5 million of miscellaneous fees.

Investment income for the three months ended June 30, 2013 totaled $7.3 million and was primarily composed of interest income, including $0.3 million of PIK income and $0.6 million of miscellaneous fees. Investment income for the six months ended June 30, 2013 totaled $13.8 million and was primarily composed of interest income, including $0.5 million of PIK income and $0.8 million of miscellaneous fees.

The increases in investment income from the respective periods were due to the growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management, LLC (“Stellus Capital” or the “Adviser”) under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

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

Operating expenses for the three and six months ended June 30, 2014 totaled $4.3 million and $8.4 million, respectively. Operating expenses, net of fee waiver totaled $3.4 million and $6.1 million for the three and six months ended June 30, 2013. Operating expenses, net of fee waiver consisted of base management fees, incentive fees, administrative services expenses, fees related to the Credit Facility, professional fees, valuation fees, insurance expenses, directors’ fees and other general and administrative expenses, partially offset by the waiver of incentive fee. The increase in operating expenses resulted from an increase in interest expense due to increased borrowings under the Credit Facility and the issuance of the Notes.

For the three and six months ended June 30, 2014, the Company incurred base management fees payable to the Advisor of $1.3 million and $2.6 million, respectively, as provided for in the investment advisory agreement. For the three and six months ended June 30, 2013, the Company incurred base management fees payable to the Advisor of $1.0 million and $1.9 million, respectively.

For the three and six months ended June 30, 2014, the Company incurred incentive fees totaling $0.9 million and $1.8 million, respectively. For the three and six months ended June 30, 2013, the Company incurred incentive fees totaling $1.1 million and $2.1 million, respectively. The Company’s incentive fee expense includes an accrual relating to the Capital Gains Incentive Fee, as defined in Note 2. For the three and six months ended June 30, 2014, the Company incurred $7 thousand and ($82) thousand, respectively, of incentive fees related to the Capital Gains Incentive Fee. For the three and six months ended June 30, 2013, the Company incurred $101 thousand and $469 thousand, respectively, of incentive fees related to the Capital Gains Incentive Fee.

For the three and six months ending June 30, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% based on the price per share of our common stock of $15.00, the price to the public in our initial public offering. The Advisor has entered into no such agreement with the Company for periods subsequent to December 31, 2013. While under no obligation to do so, the Advisor may, in its sole discretion determine to waive incentive fees in future periods. For the three and six months ended June 30, 2014, the Advisor waived no incentive fees related to pre-incentive fee net income. For the three and six months ended June 30, 2013, the Advisor waived $0.2 million and $0.5 million of incentive fees related to pre-incentive fee net investment income, respectively.

Borrowings under the Credit Facility were $91.0 million and $110.0 million as of June 30, 2014 and December 31, 2013, respectively.

For the three months ended June 30, 2014, the Company recorded interest expense and other fees of $1.4 million, of which $0.9 million was interest and commitment fees on the Credit Facility, $253 thousand was interest on the Notes, $151 thousand was administration fees and amortization of the loan fees paid on the Credit Facility, and $28 thousand was administration and amortization of the loan fees and paid on the Notes. The Company paid $1.0 million in interest expense for the three months ended June 30, 2014.

For the six months ended June 30, 2014, the Company recorded interest expense and other fees of $2.4 million, of which $1.9 million was interest and commitment fees on the Credit Facility, $253 thousand was interest on the Notes, $296 thousand was administration fees and amortization of the loan fees paid on the Credit Facility, and $28 thousand was amortization of the loan fees paid on the Notes. The Company paid $1.9 million in interest expense for the six months ended June 30, 2014.

For the three months ended June 30, 2013, the Company recorded interest and fee expense of $0.7 million for the three months ended June 30, 2014, of which $0.6 million was interest and commitment fees on the Credit Facility and $138 thousand was administration fees and amortization of loan fees paid on the Credit Facility. The Company paid $0.5 million in interest expense for the three months ended June 30, 2014.

For the six months ended June 30, 2013, the Company recorded interest and fee expense of $1.3 million for the six months ended June 30, 2014, of which $1.0 million was interest and commitment fees on the Credit Facility and $274 thousand was administration fees and amortization of loan fees paid on the Credit Facility. The Company paid $0.9 million in interest expense for the six months ended June 30, 2014.

Administrative expenses for the three months ended June 30, 2014 totaled $275 thousand, $127 thousand of which was related to our third party administrator and $148 thousand of which was allocated to us from Stellus Capital. Administrative expenses for the six months ended June 30, 2014 totaled $544 thousand, $255 thousand of which was related to our third party administrator and $289 thousand of which was allocated to us from Stellus Capital. Administrative expenses for the three months ended June 30, 2013 totaled $228 thousand, $111 thousand of which was related to our third party administrator and $117 million of which was allocated to us from Stellus Capital. Expenses for valuation, professional fees, insurance expenses, and directors’ fees and other general and administrative expense for the three and six months ended June 30, 2014 totaled $0.5 million and $1.1 million, respectively. Expenses for valuation, professional fees, insurance expenses, and directors’ fees and other general and administrative expense for both the three and six months ended June 30, 2013 totaled $0.1 million.

Net Investment Income

For the three months ended June 30, 2014, net investment income was $3.7 million, or $0.31 per common share (based on 12,132,851 weighted-average common shares outstanding at June 30, 2014). Net investment income includes expense accruals of $7 thousand of incentive fees related to realized and unrealized gains.

For the three months ended June 30, 2013, net investment income was $4.0 million, or $0.33 per common share (based on 12,050,618 weighted-average common shares outstanding at June 30, 2013). Net investment income included expense accruals of $101 thousand of incentive fees related to realized and unrealized gains.

For the six months ended June 30, 2014, net investment income was $7.5 million, or $0.62 per common share (based on 12,118,498 weighted-average shares outstanding at June 30, 2014). Net investment income includes expense accruals of ($82) thousand of incentive fees related to realized and unrealized gains.

For the six months ended June 30, 2013, net investment income was $7.7 million, or $0.64 per common share (based on 12,043,117 weighted-average common shares outstanding at June 30, 2013). Net investment income included accruals of $469 thousand of incentive fees related to realized and unrealized capital gains.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the three months ended June 30, 2014 totaled $25.9 million and net realized gains totaled $0.3 million.

Repayments of investments and amortization of other certain investments for the three months ended June 30, 2013 totaled $23.8 million and net realized gains totaled $0.1 million.

Repayments of investments and amortization of other certain investments for the six months ended June 30, 2014 totaled $48.3 million and net realized gains totaled $0.4 million.

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

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended June 30, 2014 and 2013 totaled ($1.3) million and $0.4 million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the six months ended June 30, 2014 and 2013 totaled ($0.8) million and $1.3 million, respectively

The change in unrealized appreciation (depreciation) was due primarily to unrealized depreciation on our one non-accrual investment and was partially offset by net unrealized appreciation on other investments in the portfolio due to a tightening of market interest rate spreads.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2014, net increase in net assets resulting from operations totaled $2.7 million, or $0.22 per common share (based on 12,132,851 weighted-average common shares outstanding at June 30, 2014.

For the three months ended June 31, 2013, net increase in net assets resulting from operations totaled $4.5 million, or $0.37 per common share (based on 12,050,618 weighted-average common shares outstanding at June 30, 2013.

For the six months ended June 30, 2014, net increase in net assets resulting from operations totaled $7.1 million, or $0.58 per common share (based on 12,118,498 weighted-average common shares outstanding at June 30, 2013.

For the six months ended June 30, 2013, net increase in net assets resulting from operations totaled $10.0 million, or $0.83 per common share (based on 12,043,117 weighted-average common shares resulting from operations at June 30, 2013.

The decline in net increase in net assets resulting from operations was due primarily to unrealized depreciation on our one non-accrual investment which was partially offset by realized gains and unrealized appreciation on other investments in the portfolio due to a tightening of market interest rate spreads.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $4.8 million for the six months ended June 30, 2014, primarily in connection with cash interest received and the net repayment of our investments. Our financing activities for the six months ended June 30, 2014 used cash of $8.3 million primarily from net repayments under the Credit Facility.

Our operating activities used cash of $60.3 million for the six months ended June 30, 2013, primarily in connection with purchase of portfolio investments. Our financing activities for the six months ended June 30, 2013 provided cash of $9.1 million primarily from additional borrowings under the Credit Facility.

Our liquidity and capital resources are derived from the Credit Facility and Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2014 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) June 7, 2015, the one year anniversary of our 2014 Annual Meeting of Stockholders, or (ii) the date of our 2015 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage at all times. As of June 30, 2014 and December 31, 2013 our asset coverage ratio was 253% and 248%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2014 and December 31, 2013, we had cash of $10.2 million and $13.6 million, respectively, and United States Treasury securities of approximately $0 million and $10.0 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000 which increased the total commitment to $135,000,000 under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitments from a new participant in the bank group in the amount of $15,000,000 which increased the total commitment to $150,000,000 under the facility.

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

As of June 30, 2014 and December 31, 2013, $91 million and $110 million was outstanding under the Credit Facility, respectively. The Company incurred costs of $2.0 million in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the quarter ended June 30, 2014 the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. As of June 30, 2014 and December 31, 2013, $1.4 million and $1.6 million of such prepaid loan structure fees had yet to be amortized, respectively.

For the three months ended June 30, 2014, the effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment and other loan fees). Interest is paid quarterly in arrears. For the three months ended June 30, 2013, the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.7% including commitment and other loan fees). Interest is paid quarterly in arrears.

For the six months ended June 30, 2014, the effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment and other loan fees). Interest is paid quarterly in arrears. For the six months ended June 30, 2013, the effective interest rate under the Credit Facility was approximately 3.3% (approximately 5.0% including commitment and other loan fees). Interest is paid quarterly in arrears.

Note Offering

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. As of June 30, 2014 the carrying amount of the Notes was approximately $25.0 million. As of June 30, 2014, the fair value of the Notes were $26.4 million. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the notes of which $0.9 million remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

Other

On June 20, 2014, the Company’s wholly owned subsidiary, Stellus Capital SBIC LP (the “SBIC subsidiary”) received a license from the Small Business Administration, or “SBA”, to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company

Act of 1958. As of June 30, 2014, the SBIC had $31.8 million of regulatory capital, which implies a maximum borrowing of $63.6 million, subject to the criteria discussed above.

The SBIC license allows the SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC upon an event of default. As of June 30, 2014, the SBIC has not received a commitment letter from the SBA for any SBA-guaranteed debentures and, therefore, the SBIC has not yet issued any SBA-guaranteed debentures. SBA regulations currently limit the amount that the SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2014, our off-balance sheet arrangements consisted of $12.6 million of unfunded commitments, which was comprised of $12.4 million to provide debt financing to three of our portfolio companies and $0.2 million to provide equity financing to one portfolio company. As of December 31, 2013, our off-balance sheet arrangements consisted of $20.9 million of unfunded commitments, which was comprised of $20.9 million to provide debt financing to three of our portfolio companies.

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

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2014 and June 30, 2013, 53% and 55%, or 20 and 17 of the loans in our portfolio bore interest at floating rates, respectively. At June 30, 2014, 17 of these 20 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2014 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $146 thousand due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the six months ended June 30, 2014 and June 30, 2013, we did not engage in hedging activities. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of June 30, 2014, we had not entered into any interest rate hedging arrangements. At June 30, 2014, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $275 thousand and $553 thousand for the three and six months ended June 30, 2014, respectively. The Notes bear interest at a fixed rate per year and would not be impacted by changes in interest rates.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no other material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The Notes are not and will not be secured by any of our assets or any of the assets of any future subsidiaries and rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of June 30, 2014 we had $91.0 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The Notes are structurally subordinated to the indebtedness and other liabilities of any future subsidiaries.

The Notes are obligations exclusively of Stellus Capital Investment Corporation and not of our subsidiaries. None of our subsidiaries are or will be a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness, including any future SBA-guaranteed debentures, and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

The indenture under which the Notes is issued contains limited protection for holders of the Notes.

The indenture under which the Notes is issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by (i) Section 61(a)(1) of the 1940 Act or any successor provisions and (ii) the exception set forth below, despite the fact that we are not currently subject to such provisions of the 1940 Act in connection with the offer and sale of the Notes, except that we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary in order for us to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 and, provided that, any such prohibition will not apply until such time as our asset coverage has been below the minimum asset coverage required pursuant to clause (i) above for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes is issued does not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

An active trading market for the Notes may not develop, which could limit the market price of the Notes. Moreover, the Notes are not expected to be rated, which may subject them to greater volatility than rated notes and particularly, greater than similar securities with an investment grade rating.

Although we have listed the Notes on the NYSE under the symbol “SCQ,” we cannot provide any assurances that an active trading market will develop or be maintained for the Notes. The Notes are not rated which would impact their trading and subject them to greater price volatility. To the extent they are rated and received a non-investment grade rating, their price and trading activity could be negatively impacted. Moreover, if a rating agency assigns the Notes a non-investment grade rating, the Notes may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. Certain of the underwriters have advised us that they intend to make a market in the Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop for the Notes. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed.

We may choose to redeem the Notes when prevailing interest rates are relatively low.

On or after April 30, 2016, we may choose to redeem the Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, holders of the Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact a Noteholder’s ability to sell the Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

As of June 30, 2014, we had approximately $91.0 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we issued 13,561 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued during the three months ended June 30, 2014, under the dividend reinvestment plan was approximately $187,492.

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
Dated: August 11, 2014
By: /s/ Robert T. Ladd Name: Robert T. Ladd Title: Chief Executive Officer and President
By: /s/ W. Todd Huskinson Name: Robert T. Ladd Title: Chief Financial Officer