Form 10-Q
period 2014-09-30
Stellus Capital Investment Corp
filed 2014-11-06
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of November 3, 2014 was 12,476,830.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $287,408,278 and $277,004,466, respectively)	$284,105,102	$277,504,510
Cash and cash equivalents	4,164,063	13,663,542
Receivable for sales and repayments of investments	38,021	—
Interest receivable	5,357,554	4,713,912
Deferred offering costs	261,760	205,165
Deferred financing costs	844,606	—
Accounts receivable	31,013	—
Receivable for affiliated transaction	—	43,450
Prepaid loan structure fees	1,212,098	1,586,405
Prepaid expenses	381,799	411,321
Total Assets	$296,396,016	$298,128,305

Notes Payable	25,000,000	—
Credit facility payable	90,000,000	110,000,000
Short-term loan	—	9,000,000
Dividends payable	1,413,224	—
Base management fees payable	1,281,231	1,176,730
Incentive fees payable	215,887	1,056,942
Accrued offering costs	4,752	—
Interest payable	336,275	234,051
Directors’ fees payable	86,000	96,000
Unearned revenue	129,548	146,965
Administrative services payable	551,383	263,226
Deferred Tax Liability	185,888	—
Other accrued expenses and liabilities	96,567	262,877
Total Liabilities	119,300,755	122,236,791
Commitments and contingencies (Note 7)
Net Assets	$177,095,261	$175,891,514

Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,473,293 and 12,099,022 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively)	$12,473	$12,099
Paid-in capital	180,909,398	175,614,738
Accumulated undistributed net realized gain	682,320	1,027,392
Distributions in excess of net investment income	(1,019,866)	(1,262,659)
Net Unrealized appreciation (depreciation) on investments and cash equivalents, net of provision for taxes of $185,888 and $0, as of September 30, 2014 and December 31, 2013, respectively	(3,489,064)	499,944
Net Assets	$177,095,261	$175,891,514
Total Liabilities and Net Assets	$296,396,016	$298,128,305
Net Asset Value Per Share	$14.20	$14.54

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income	$7,766,986	$7,604,636	$23,126,699	$20,640,265
Other income	55,511	312,995	557,753	1,065,033
Total Investment Income	7,822,497	7,917,631	23,684,452	21,705,298
OPERATING EXPENSES
Management fees	$1,281,231	$1,140,675	$3,842,971	$3,065,877
Valuation fees	128,815	154,785	344,952	358,495
Administrative services expenses	312,870	220,249	856,804	619,825
Incentive fees	410,134	914,412	2,173,966	2,969,855
Professional fees	115,463	254,533	399,490	477,995
Directors’ fees	86,000	76,000	290,000	254,000
Insurance expense	121,730	119,695	361,220	354,933
Interest expense and other fees	1,409,565	968,674	3,841,487	2,253,433
Other general and administrative expenses	105,418	102,388	256,385	229,832
Total Operating Expenses	$3,971,226	$3,951,411	$12,367,275	$10,584,245
Waiver of Incentive Fees	(1,399,226)	(167,775)	(1,399,226)	(672,982)
Total operating expenses, net of fees waivers	2,572,000	3,783,636	10,968,049	9,911,263
Net Investment Income	$5,250,497	$4,133,995	$12,716,403	$11,794,035
Net Realized Gain on Investments and Cash Equivalents	$3,907	$5,061	$441,364	$1,007,978
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	$(2,955,085)	$(313,635)	$(3,803,120)	$1,033,121
Benefit/(Provision) for taxes on unrealized gain on investments	$(185,888)	$0	$(185,888)	$0
Net Increase in Net Assets Resulting from Operations	$2,113,431	$3,825,421	$9,168,759	$13,835,134
Net Investment Income Per Share	$0.42	$0.34	$1.04	$0.98
Net Increase in Net Assets Resulting from Operations Per Share	$0.17	$0.32	$0.75	$1.15
Weighted Average Shares of Common Stock Outstanding	12,404,485	12,066,548	12,214,875	12,051,013
Distributions Per Share	$0.34	$0.34	$1.09	$1.02

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Increase in Net Assets Resulting from Operations
Net investment income	$12,716,403	$11,794,035
Net realized gain on investments and cash equivalents	441,364	1,007,978
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	(3,803,120)	1,033,121
Provision for taxes on unrealized appreciation on investments	(185,888)	—
Net Increase in Net Assets Resulting from Operations	9,168,759	13,835,134
Stockholder distributions	(13,260,046)	(12,291,447)
Capital share transactions
Issuance of common stock	5,087,335	—
Reinvestments of stockholder distributions	313,113	669,803
Sales load	(75,510)	—
Offering costs	(29,904)	—
Net increase in net assets resulting from capital share transactions	5,295,034	669,803
Total increase in net assets	1,203,747	2,213,490
Net assets at beginning of period	175,891,514	173,845,955
Net assets at end of period (includes $1,019,866 and $1,372,398 of distributions in excess of net investment income)	$177,095,261	$176,059,445

See Notes to Unaudited Consolidated Financial Statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$9,168,759	$13,835,134
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(58,454,022)	(129,073,679)
Proceeds from sales and repayments of investments	49,485,710	84,105,057
Net change in unrealized (appreciation) depreciation on investments	3,803,220	(1,031,604)
Increase in investments due to PIK	(538,457)	(854,644)
Net amortization of premium and accretion of discount	(488,829)	(308,299)
Amortization of loan structure fees	452,054	419,927
Amortization of deferred financing costs	74,964	—
Net realized gain on investments	(446,239)	(1,010,884)
Changes in other assets and liabilities
Increase in interest receivable	(643,642)	(1,576,787)
Decrease in receivable for affiliated transaction	43,450	—
Increase in accounts receivable	(31,013)	—
Decrease in prepaid expenses and fees	29,522	384,904
Increase (decrease) in payable for investments purchased	—	(4,750,000)
Increase in management fees payable	104,501	613,642
Increase (decrease) in directors’ fees payable	(10,000)	46,548
Increase (decrease) in incentive fees payable	(841,055)	1,262,914
Increase in administrative services payable	288,157	—
Increase in interest payable	102,224	225,682
Decrease in unearned revenue	(17,417)	—
Increase in deferred tax liability	185,888	—
Increase (decrease) in other accrued expenses and liabilities	(161,558)	91,632
Net cash provided by (used in) operating activities	2,106,217	(37,620,457)
Cash flows from financing activities
Proceeds from notes issued	25,000,000	—
Financing costs paid for credit facility and notes issued	(997,317)	(156,672)
Proceeds from the issuance of common stock	5,116,989	—
Sales load for common stock issued	(75,510)	—
Offering costs paid for common stock issued	(116,149)	(147,123)
Stockholder distributions paid	(11,533,709)	(11,621,644)
Borrowings under credit facility	78,000,000	105,000,000
Repayments of credit facility	(98,000,000)	(58,000,000)
Repayments of short-term loan	(9,000,000)	(76,000,643)
Borrowings on short-term loan	—	39,999,633
Net cash used in financing activities	(11,605,696)	(926,449)
Net decrease in cash and cash equivalents	(9,499,479)	(38,545,906)
Cash and cash equivalents balance at beginning of period	13,663,542	62,131,686
Cash and cash equivalents balance at end of period	$4,164,063	$23,585,780
Supplemental and non-cash financing activities
Accrued deferred offering costs	4,752	—
Value of shares issued pursuant to Dividend Reinvestment Plan	313,113	669,803
Interest expense paid	3,206,081	1,559,812

See Notes to Unaudited Consolidated Financial Statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)
September 30, 2014

Investments	Footnotes	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment Term Loan-Second Lien, L+10.5%, LIBOR floor 1.00%, due 3/5/20	(3)	Deer Park, TX Chemicals, Plastics, & Rubber	$4,507,500	$4,418,495	$4,418,495	2.49%
APE Holdings, LLC Common Shares, Class A	(4)(6)		375,000 shares	375,000	375,000	0.21%
Total				4,793,495	4,793,495	2.70%
Atkins Nutritionals Holdings II, Inc. Term Loan-Second Lien, L+8.50%, LIBOR floor 1.25%, due 4/3/2019	(3)	Denver, CO Beverage, Food, & Tobacco	$13,000,000	12,787,920	13,000,000	7.34%
ATX Networks Term Loan-Unsecured, 12.00% cash, 2.00% PIK due 5/12/2016	(5)(6)	West Ajax, Ontario High Tech Industries	$21,526,219	21,526,219	21,526,219	12.16%
Binder and Binder Term Loan-Unsecured, 13.00% cash, 2.00% PIK, 2.00% Default Rate, due 2/27/2016	(4)(5)(7)	Hauppauge, NY High Tech Industries	$13,200,354	13,200,354	8,716,919	4.92%
Blackhawk Mining, LLC Term Loan-First Lien, 12.5%, due 10/9/2016		Lexington, KY Metals & Mining	$4,565,698	$4,294,404	$4,333,676	2.45%
Common Shares, Class B	(4)		36 shares	214,286	585,834	0.33%
Total				4,508,690	4,919,510	2.78%
Calero Software, LLC Term Loan-Second Lien, L+9.50%, LIBOR floor 1.00%, due 6/5/2019	(3)	Rochester, NY Telecommunications	$10,000,000	$9,823,047	$9,716,886	5.49%
Managed Mobility Holdings, LLC Partnership Units	(4)		8,507 units	500,000	437,790	0.25%
Total				10,323,047	10,154,676	5.74%
Colford Capital Holdings, LLC Term Loan-Unsecured, 12.25%, due 5/31/2018	(6)	New York, NY Finance	$12,500,000	$12,276,214	$12,231,325	6.91%
Term Loan-Unsecured, 12.25%, due 5/31/2018	(6)(8)		$1,000,000	978,594	978,506	0.55%
Total				13,254,808	13,209,831	7.46%
Digital Payment Technologies Corp. Term Loan-First Lien, L+8.50%, LIBOR floor 1.00%, due 1/31/2019	(3)(6)(9)	Burnaby, British Columbia Transportation & Logistics	$2,965,625	2,926,099	2,907,386	1.64%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018	(5)	Denver, CO Healthcare & Pharmaceuticals	$18,400,000	$18,111,464	$18,154,376	10.25%
ERC Group Holdings LLC Common Shares, Class A	(4)(6)		17,820 shares	1,674,648	2,130,645	1.20%
Total				19,786,112	20,285,021	11.45%
Empirix Inc. Term Loan-Second Lien, L+9.50%, LIBOR floor 1.00%, due 5/1/2020	(3)(10)	Billerica, MA Software	$21,407,850	21,025,501	20,935,751	11.82%
Empirix Holdings I, Inc. Common Shares, Class A	(4)		1,304 shares	1,304,232	2,187,361	1.24%
Empirix Holdings I, Inc. Common Shares, Class B	(4)		1,317,406 shares	13,174	22,094	0.01%
Total				22,342,907	23,145,206	13.07
Glori Energy Production Inc. Term Loan-First Lien, L+10.00%, LIBOR floor 1.00%, due 3/14/2017	(3)(6)	Houston, TX Energy: Oil & Gas	$2,955,583	$2,906,991	$2,854,262	1.61%

See Notes to Unaudited Consolidated Financial Statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)
September 30, 2014

Investments	Footnotes	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Grupo HIMA San Pablo, Inc. Term Loan-First Lien, L+7.00%, LIBOR floor 1.50%, due 1/31/2018	(3)	San Juan, PR Healthcare & Pharmaceuticals	$4,925,000	$4,853,585	$4,761,242	2.69%
Term Loan-Second Lien, 13.75%, due 7/31/2018			$4,000,000	3,842,903	3,751,869	2.12%
Total				8,696,488	8,513,111	4.81%
Help/Systems, LLC Term Loan-Second Lien, L+8.50%, LIBOR floor 1.00%, due 6/28/2020	(3)	Eden Prairie, MN Software	$15,000,000	$14,803,172	$14,999,935	8.47%
Hostway Corp. Term Loan-Second Lien, L+8.75%, LIBOR floor 1.25% due 12/13/2010	(3)	Chicago, IL High Tech Industries	$6,750,000	$6,625,479	$6,626,045	3.74%
Livingston International, Inc. Term Loan-Second Lien, L+7.75%, LIBOR floor 1.25% due 4/18/2020	(3)(6)	Toronto, Ontario Transportation: Cargo	$6,841,739	$6,725,695	$6,833,187	3.86%
Momentum Telecom Inc.
Term Loan-First Lien, L+8.50%, LIBOR floor 1.00%, due 3/10/2019	(3)	Birmingham, AL Media: Broadcasting & Subscription	$16,261,546	$15,955,411	$15,768,862	8.90%
MBS Holdings, Inc. Series E Preferred Stock	(4)		2,774,695 shares	1,000,000	1,000,000	0.57%
Total				16,955,411	16,768,862	9.47%
OG Systems, LLC Term Loan-Unsecured, L+10.00% cash, 1.00% PIK, LIBOR floor 1.00%, due 1/22/2020	(3)(5)	Chantilly, Virginia Services: Government	$4,007,778	$3,932,277	$3,868,488	2.18%
OGS Holdings, Inc. Series A Convertible Preferred Shares	(4)		11,521 shares	50,000	65,275	0.04%
Total				3,982,277	3,933,763	2.22%
Refac Optical Group Revolver-First Lien, L+8.50%, due 9/30/2018	(11)(12)(14)	Blackwood, NJ Retail	$400,000	400,000	385,883	0.22%
Term A Loan-First Lien, L+8.50% cash, 1.00% PIK, due 9/30/2018	(5)(11)(14)		$2,692,243	2,692,243	2,597,227	1.47%
Term B Loan-First Lien, L+8.50% cash, 2.75% PIK, due 9/30/2018	(5)(11)(15)		$6,223,382	6,223,382	5,945,182	3.36%
Total				9,315,625	8,928,292	5.05
Securus Technologies Holdings
Term Loan-Second Lien, L+7.75%, LIBOR floor 1.25%, due 4/30/2021	(3)	Dallas, TX Telecommunications	$8,500,000	$8,439,047	$8,468,125	4.78%
Skopos Financial, LLC Term Loan-Unsecured, 12.00%, due 1/31/2019	(5)(6)	Irving, TX Finance	$12,500,000	$12,269,009	$12,183,500	6.88%
Common Shares, Class A	(4)(6)(13)		970,159 shares	887,638	962,751	0.54%
Total				13,156,647	13,146,251	7.42%
Snowman Holdings, LLC Term Loan-Unsecured, 12.50%, due 2/15/2019		Lebanon, IN Transportation: Cargo	$11,169,118	$11,169,118	$11,163,533	6.30%
SPM Capital, LLC Term Loan-First Lien, L+5.50%, LIBOR floor 1.50%, due 10/31/2017	(3)	Bloomington, MN Healthcare & Pharmaceuticals	$7,350,000	$7,249,439	$7,350,000	4.15%

See Notes to Unaudited Consolidated Financial Statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)
September 30, 2014

Investments	Footnotes	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
SQAD, LLC
Term Loan-Unsecured, 11.00% cash, 1.25% PIK, due 4/30/2019	(5)	Tarrytown, NY Media: Broadcasting & Subscription	$7,043,353	$6,932,642	$6,868,370	3.88%
SQAD Holdco, Inc. Common Shares	(4)		5,800 shares	62,485	64,447	0.04%
SQAD Holdco, Inc. Preferred Shares, Series A	(4)		5,624 shares	562,368	580,025	0.33%
Total				7,557,495	7,512,842	4.25
Studer Group, LLC (The) Term Loan-Unsecured, 12.00%, due 1/31/2019		Gulf Breeze, FL Services: Business	$16,910,423	$16,910,423	$16,859,692	9.52%
T2 Systems, Inc. Term Loan-First Lien, L+8.50%, LIBOR floor 1.00%, due 1/31/2019	(3)	Indianapolis, IN Transportation & Logistics	$2,965,625	$2,926,099	$2,907,386	1.64%
Telecommunications Management, LLC Term Loan-Second Lien, L+8.00%, LIBOR floor 1.00%, due 10/30/2020	(3)	Sikeston, MO Media: Broadcasting & Subscription	$5,000,000	$4,957,165	$5,000,000	2.82%
Telular Corp. Term Loan-Second Lien, Euro+8.00%, Euro floor 1.25%, due 6/24/2020	(3)	Chicago, IL High Tech Industries	$7,500,000	$7,402,765	$7,500,000	4.24%
Vandelay Industries Term Loan-Second Lien, 10.75% cash, 1.00% PIK, due 11/12/2019	(5)	La Vergne, TN Construction & Building	$2,500,000	$2,477,226	$2,444,553	1.38%
Woodstream Corp. Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017		Lititz, PA Consumer Goods: Non-Durable	$9,137,721	$8,847,446	$8,806,022	4.97%
Woodstream Group, Inc. Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017		Lititz, PA Consumer Goods: Non-Durable	$862,279	$854,619	$830,978	0.47%
Total Non-controlled, non-affiliated investments				287,408,278	284,105,102	160.43%
Net Investments				287,408,278	284,105,102	160.43%
LIABILITIES IN EXCESS OF OTHER ASSETS					(107,009,841)	(60.43)%
NET ASSETS					$177,095,261	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled, non-affiliated investments and cash, but exclude $1,276,542 of cash and cash equivalents, $7,043,353 (at par) of the term loan of SQAD, LLC, 5,800 common and 5,624 preferred shares of SQAD Holdco, Inc., $9,750,000 (at par) of the term loan of Empirix, Inc., $9,609,095 (at par) of the term loan of Momentum Telecom, Inc., and $4,507,500 (at par) of the term loan of Abrasive Products & Equipment.
(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(6)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(7)	Investment was on non-accrual status as of January 1, 2014.

See Notes to Unaudited Consolidated Financial Statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)
September 30, 2014

(8)	Excluded from the investment above is an unfunded term loan commitment in an amount not to exceed $4,000,000, an interest rate of 12.25% and a maturity of May 31, 2018. This investment is accruing a commitment fee of 0.50% on the undrawn balance.
(9)	Digital Payment Technologies Corp. is the Canadian co-borrower of the term loan of T2 Systems, Inc.
(10)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $7,542,150, an interest rate of LIBOR plus 9.50%, LIBOR floor 1.00%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	On September 30, 2014, the interest rate on these loans was one month LIBOR of 0.15%, plus the applicable spread.
(12)	Excluded from this investment is an undrawn commitment in an amount not to exceed $1,600,000, an interest rate of LIBOR plus 8.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(13)	This investment also includes an unfunded equity commitment in an amount not to exceed $112,362.
(14)	This investment amended its coupon on August 21, 2014 from L+7.50% cash to L+8.50% cash. The PIK component and maturity are unchanged.
(15)	This investment amended the PIK component of the coupon from 1.75% to 2.75% on August 21, 2014. The cash component and maturity are unchanged.

Abbreviation Legend

Euro — Euro Dollar
L — LIBOR
PIK — Payment-In-Kind

See Notes to Unaudited Consolidated Financial Statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2013

Investments	Footnotes	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Aderant North America Inc. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 6/20/2019		Atlanta, GA Software	$1,500,000	$1,480,112	$1,500,000	0.85%
Ascend Learning, LLC Term Loan-Second Lien, Euro + 10.00%, Euro floor 1.50%, due 12/6/2017		Burlington, MA Software	$10,000,000	10,000,000	10,000,000	5.69%
Atkins Nutritionals Holdings II, Inc. Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019		Denver, CO Beverage, Food, & Tobacco	$17,000,000	16,689,794	17,000,000	9.67%
ATX Networks Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016	(3)(4)	West Ajax, Ontario High Tech Industries	$21,203,012	21,203,012	21,203,012	12.05%
Binder and Binder Term Loan-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016	(3)	Hauppauge, NY Services: Consumer	$13,133,228	13,133,228	11,395,293	6.48%
Blackhawk Mining, LLC Term Loan-First Lien, 12.50%, due 10/9/2016		Lexington, KY Metals & Mining	$4,806,071	4,445,365	4,547,024	2.59%
Common Shares, Class B	(5)		36 shares	214,286	341,349	0.19%
Total				4,659,651	4,888,373	2.78%
Calero Software, LLC Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 6/5/2019		Rochester, NY Telecommunications	$10,000,000	9,802,547	9,802,547	5.57%
Managed Mobility Holdings, LLC Ltd. Partnership	(5)		8,507 shares	500,000	500,000	0.28%
Total				10,302,547	10,302,547	5.85%
Colford Capital Holdings, LLC Term Loan-Unsecured 12.25%, due 5/31/2018	(4)(6)	New York, NY Finance	$12,500,000	12,242,889	12,491,250	7.1%
ConvergeOne Holdings Corp. Term Loan-First Lien, L + 8.00%, LIBOR floor 1.25%, due 5/8/2019		Eagan, MN Telecommunications	$12,185,952	12,017,679	12,104,672	6.88%
Eating Recovery Center, LLC Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018(3)	(3)	Denver, CO Health & Pharmaceuticals	$18,400,000	18,075,428	18,400,000	10.46%
Common Shares, Class A(4)(5)	(4)(5)		17,528 shares	1,647,135	1,708,667	0.97%
Total				19,722,563	20,108,667	11.43%
Empirix Inc. Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 5/1/2020	(7)	Billerica, MA Software	$21,407,850	20,988,492	20,988,492	11.93%
Common Shares, Class A(5)	(5)		1,304 shares	1,304,232	1,304,232	0.74%
Common Shares, Class B(5)	(5)		1,317,406 shares	13,174	13,174	0.01%
Total				22,305,898	22,305,898	12.68%
Grupo HIMA San Pablo, Inc. Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/31/2018		San Juan, PR	$4,962,500	4,877,838	4,811,144	2.74%
Term Loan-Second Lien, 13.75%, due 7/31/2018		Health & Pharmaceuticals	$4,000,000	3,822,486	3,548,400	2.02%
Total				8,700,324	8,359,544	4.76%
Help Systems, LLC Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.00%, due 6/28/2020		Eden Prairie, MN Software	$15,000,000	14,784,682	15,000,000	8.53%
Hostway Corp. Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 12/13/2020		Chicago, Il High Tech Industries	$6,750,000	6,615,231	6,615,231	3.76%
Livingston International, Inc. Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020	(4)	Toronto, Ontario Transportation: Cargo	$6,841,739	6,714,636	7,012,783	3.99%

See Notes to Unaudited Consolidated Financial Statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2013

Investments	Footnotes	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Refac Optical Group Term A Loan-First Lien, L + 7.50%, due 9/30/2018		Blackwood, NJ Retail	$2,924,824	$2,924,824	$2,924,824	1.66%
Term B Loan-First Lien, L + 8.50% cash, 1.75% PIK, due 9/30/2018	(3)		$6,151,853	6,151,853	6,151,853	3.5%
Revolver-First Lien, L + 7.50%, due 9/30/2018	(8)		$1,100,000	1,100,000	1,100,000	0.63%
Total				10,176,677	10,176,677	5.79%
Securus Technologies Holdings Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021		Dallas, TX Telecommunications	$8,500,000	8,434,305	8,500,000	4.83%
Snowman Holdings, LLC Term Loan-Unsecured, 12.50%, due 2/15/2019	(9)	Lebanon, IN Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.35%
SPM Capital, LLC Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017		Bloomington, MN Healthcare & Pharmaceuticals	$7,406,250	7,284,824	7,406,250	4.21%
SQAD, LLC Term Loan-Unsecured, 11.00% cash, 1.25% PIK, due 4/30/2019	(3)	Tarrytown, NY Media: Broadcasting & Subscription	$5000000	4,914,724	4,912,500	2.79%
Common Shares, Series A	(5)		5,000 shares	50,000	50,000	0.03%
Preferred Shares, Series A	(5)		4,500 shares	450,000	450,000	0.26%
Total				5,414,724	5,412,500	3.08%
Studer Group, LLC (The) Term Loan-Unsecured, 12.00%, due 1/31/2019	(10)	Gulf Breeze, FL Services: Business	$16,910,423	16,910,423	16,910,423	9.61%
Telecommunications Management, LLC Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/2020		Sikeston, MO Media: Broadcasting & Subscription	$8,000,000	7,925,241	8,120,000	4.62%
Telular Corp. Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020		Chicago, IL High Tech Industries	$7,500,000	7,393,551	7,500,000	4.26%
Transaction Network Services, Inc. Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 8/14/2020		Reston, VA Telecommunications	$2,550,000	2,514,924	2,584,272	1.47%
Varel International Energy Funding Corp. Term Loan-First Lien, L + 7.75%, LIBOR floor 1.50%, due 7/17/2017		Carrollton, TX Energy: Oil & Gas	$9,700,000	9,538,738	9,700,000	5.51%
Woodstream Corp. Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017	(11)	Lititz, PA Consumer Goods: Non-Durable	$9,137,721	8,825,566	8,898,313	5.06%
Woodstream Group, Inc. Senior Subordinated Debt-Unsecured, 11.50%, due 2/28/2017	(11)	Lititz, PA Consumer Goods: Non-Durable	$862,279	844,129	839,687	0.48%
Total Non-controlled, non-affiliated investments				$277,004,466	$277,504,510	157.8%
Cash Equivalents United States Treasury Bills 0%, due 01/30/2014	(2)		$10,000,000	10,000,000	9,999,900	5.69%
Total Short-Term Investments				$10,000,000	$9,999,900	5.69%
LIABILITIES IN EXCESS OF OTHER ASSETS					(111,612,896)	(63.46)%
NET ASSETS					$175,891,514	100%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude Cash Equivalents.

See Notes to Unaudited Consolidated Financial Statements.

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
September 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company and is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and as a regulated investment company (“RIC”) for U.S. federal income tax purposes. The Company’s investment activities are managed by Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

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

The Company has established wholly owned subsidiaries: SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (“Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

On June 14, 2013, we formed Stellus Capital SBIC LP or the “SBIC subsidiary”, and its general partner, Stellus Capital SBIC GP, LLC., as wholly owned subsidiaries of the Company, in Delaware. On June 20, 2014, the SBIC subsidiary received a license from the Small Business Administration, or “SBA” to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. The SBIC subsidiary is consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. On August 6, 2014, the SBIC subsidiary received a commitment letter from the SBA for SBA-guaranteed debentures totaling $32.5 million. As of September 30, 2014, the SBIC subsidiary had not yet issued any SBA-guaranteed debentures. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of September 30, 2014, the SBIC subsidiary had $32.5 million of regulatory capital, which implies a maximum borrowing of $65 million, subject to the criteria discussed above.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013. Certain reclassifications have been made to certain prior period balances to conform with current presentation.

In accordance with Regulation S-X under the Securities Act of 1933, as amended and Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments.

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
September 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Cash and Cash Equivalents

At September 30, 2014, cash balances totaling $3,914,063 exceeded FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code (the “Code”), which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 9).

On September 30, 2014, we held no U.S. Treasury Bills. On December 31, 2013, we held approximately $10 million of U.S. Treasury Bills with a 25 day maturity purchased using $1 million in margin cash and the proceeds from a $9 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 6.25%. On January 2, 2014, we sold the Treasury Bills, repaid the remainder of the loan from Raymond James and received back the $1 million margin payment (net of fees and expenses of $1,875).

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

Investments

As a business development company, the Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by the board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. The Company will also engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Investments purchased within 60 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors, together with our independent valuation providers, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred no excise tax expense for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013.

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
September 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

As of September 30, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and nine months ended September 30, 2014 and 2013, respectively.

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

For the three and nine months ended September 30, 2014 and September 30, 2013, the Company recorded deferred income tax expense of $185,888 and $0, respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2014 and September 30, 2013, the Company had a deferred tax liability of $185,888 and $0, respectively.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. ASU No. 2013-08 Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements was effective for an entity’s interim and annual reporting periods in the fiscal years beginning after December 15, 2013. Accordingly, the Company has adopted the updated guidance and believes that the impact is limited to our disclosure requirements. In August 2014, the FASB issued ASU No. 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with the preparation of interim and annual reports, Management will evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

within one year after the date that the financial statements are issued (or within one year after the date the financial statements are available to be issued, when applicable), and, if so, disclose that fact. Additionally, Management must evaluate and disclose whether its plans will alleviate that doubt. The guidance is effective for the Company beginning January 1, 2016. The Company believes that the impact of this and other recently issued standards that are not effective will not have a material impact on its consolidated financial statements upon adoption.

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

For the three and nine months ended September 30, 2014, the Company recorded an expense for base management fees of $1,281,231 and $3,842,971, respectively. For the three and nine months ended September 30, 2013, the Company recorded an expense for base management fees of $1,140,675 and $3,065,877, respectively. As of September 30, 2014 and December 31, 2013, respectively, $1,281,231 and $1,176,730, were payable to Stellus Capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

For the three and nine months ended September 30, 2014, the Company incurred $633,485 and $2,479,433, respectively, of Investment Income Incentive Fees. For the three and nine months ended September 30, 2013, the Company incurred $976,126 and $2,562,821, respectively, of Investment Income Incentive Fees. As of September 30, 2014 and December 31, 2013, $215,887 and $751,475, respectively, of such incentive fees are payable to the Advisor, of which $43,255 and $641,516, respectively, are currently payable (as explained below). As of September 30, 2014 and December 31, 2013, $172,632 and $109,959, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Capital Gains Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2014, the Company incurred ($223,351) and ($305,467) respectively, of incentive fees related to the Capital Gains Incentive Fee. For the three and nine months ended September 30, 2013, the Company incurred ($61,714) and $407,034, of incentive fees related to the Capital Gains Incentive Fee. As of September 30, 2014 and December 31, 2013, $0 and $305,467 of Capital Gains Incentive Fees were payable to the Advisor, subject to the limitations set forth below.

A portion of the Capital Gains Incentive Fee may be payable to the Advisor on an annual basis. This portion of the fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. As of September 30, 2014 and December 31, 2013, no Capital Gains Incentive Fee was currently payable to the Advisor.

For the years ending December 31, 2012 and December 31, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering. The Advisor has entered into no such agreement with the Company for periods after December 31, 2013. As of September 30, 2014, the Advisor concluded that it was not likely to generate sufficient net investment income during the remainder of the year to support distributions for the nine months ended September 30, 2014. While under no

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

obligation to do so, the Advisor waived incentive fees of $1,399,226 for the three and nine months ended September 30, 2014. Such waiver in no way implies that the Advisor will waive incentive fees in any future period. For the three and nine months ended September 30, 2013, the Advisor waived Investment Income Incentive Fees of $167,775 and $672,982, respectively.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Investment Income Incentive Fees Incurred	$633,485	$976,126	$2,479,433	$2,562,821
Capital Gains Incentive Fee Incurred	(223,351)	(61,714)	(305,467)	407,034
Incentive Fees Incurred (before waiver)	$410,134	$914,412	$2,173,966	$2,969,855
Investment Income Incentive Fees Waived	(1,399,226)	(167,775)	(1,399,226)	(672,982)
Net Incentive Fee Expense	$(989,092)	$746,637	$774,740	$2,296,873

	September 30, 2014	December 31, 2013
Investment Income Incentive Fee Currently Payable	$43,255	$641,516
Investment Income Incentive Fee Deferred	172,632	109,959
Capital Gains Incentive Fee Payable	—	305,467
Incentive Fee Payable	$215,887	$1,056,942

As of September 30, 2014 and December 31, 2013, the Company was due $0 and $43,450, respectively, from a related party of Stellus Capital for reimbursement of expenses paid for by the Company that were the responsibility of Stellus Capital. The amount due to the Company is included in the Consolidated Statements of Assets and Liabilities.

For the three months and nine months ended September 30, 2014, the Company recorded an expense relating to director fees of $86,000 and $290,000, respectively. For the three months and nine months ended September 30, 2013 the Company recorded an expense relating to director fees of $76,000 and $254,000, respectively. As of September 30, 2014 and December 31, 2013 $86,000 and $96,000, respectively, were payable relating to director fees.

We received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital (other than the D. E. Shaw group funds, as defined below) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with a private credit fund managed by Stellus Capital that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

License Agreement

We have entered into a license agreement with Stellus Capital under which Stellus Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, we have a right to use the “Stellus Capital” name for so long as Stellus Capital or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as the investment advisory agreement with Stellus Capital is in effect.

Administration Agreement

We have entered into an administration agreement with Stellus Capital pursuant to which Stellus Capital will furnish us with office facilities and equipment and will provide us with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital will perform, or oversee the performance of, our required administrative services, which includes, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

For the three months and nine months ended September 30, 2014, the Company recorded expenses of $149,913 and $438,786, respectively, relating to the administration agreement. For the three months and nine months ended September 30, 2013, the Company recorded expenses of $109,663 and $298,462, respectively. As of September 30, 2014 and December 31, 2013, $298,401 and $135,170, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s board of directors each calendar quarter and recognized as distribution liabilities on the ex-dividend date. The distribution frequency was changed from quarterly to monthly as of January 20, 2014. The Company intends to distribute net realized gains (i.e. , net capital gains in excess of net capital losses), if any, at least annually. The stockholder distributions, if any, will be determined by the board of directors. Any distribution to stockholders will be declared out of assets legally available for distribution.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 3 — DISTRIBUTIONS  – (continued)

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
December 7, 2012(1)	December 21, 2012	December 27, 2012	$0.1800
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 7, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 22, 2013	December 9, 2013	December 23, 2013	$0.3400
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 7, 2014	July 31, 2014	August 15, 2014	$0.1133
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133

(1)	The amount of the initial distribution was equal to an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with the Offering and is proportionately reduced to reflect the number of days remaining in the quarter after completion of the Offering.

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. Of the total distributions of $13,260,046 made to stockholders through September 30, 2014, $11,533,709 was made in cash, $313,113 in 22,906 shares and the remainder of $1,413,224 is accrued as of September 30, 2014.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

At September 30, 2014, the Company had investments in 28 portfolio companies. The total cost and fair value of the investments were $287,408,278 and $284,105,102, respectively. The composition of our investments as of September 30, 2014 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$50,427,653	$49,811,106
Senior Secured – Second Lien	103,328,415	103,694,846
Unsecured Debt	127,008,379	122,187,928
Equity	6,643,831	8,411,222
Total Investments	$287,408,278	$284,105,102

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014 and December 31, 2013, the Company had four and three such investments with aggregate unfunded commitments of $13,254,512 and $20,942,150, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$49,811,106	$49,811,106
Senior Secured – Second Lien	—	15,301,312	88,393,534	103,694,846
Unsecured Debt	—	—	122,187,928	122,187,928
Equity	—	—	8,411,222	8,411,222
Total Investments	$—	$15,301,312	$268,803,790	$284,105,102

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$12,104,672	$36,641,095	$48,745,767
Senior Secured – Second Lien	—	21,084,272	97,087,453	118,171,725
Unsecured Debt	—	—	106,219,596	106,219,596
Equity	—	—	4,367,422	4,367,422
Total Investments	$—	$33,188,944	$244,315,566	$277,504,510

The aggregate values of Level 3 portfolio investments changed during the nine months ended September 30, 2014 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Purchases of investments	29,984,167	6,892,350	19,112,500	2,465,005	58,454,022
Payment-in-kind interest	96,994	—	441,463	—	538,457
Sales and Redemptions	(28,513,075)	(8,587,500)	—	—	(37,100,575)
Realized Gains	333,430	204,857	—	—	538,287
Change in unrealized depreciation included in earnings	(1,021,194)	(342,673)	(3,721,527)	1,578,795	(3,506,599)
Amortization of premium and accretion of discount, net	185,017	151,830	135,896	—	472,743
Transfer from Level 2	12,104,672			—	12,104,672
Transfer to Level 2	—	(7,012,783)		—	(7,012,783)
Fair value at end of period	$49,811,106	$88,393,534	$122,187,928	$8,411,222	$268,803,790
Change in unrealized depreciation on Level 3 investments still held as of September 30, 2014	$(767,437)	$(176,761)	$(3,721,527)	$1,578,797	$(3,086,928)

During the nine months ended September 30, 2014, there was one transfer from Level 2 to Level 3 due to the decrease in the availability of observable inputs in determining the fair value of this investment.

During the nine months ended September 30, 2014, there was one transfer from Level 3 to Level 2 due to the increase in the availability of observable inputs in determining the fair value of this investment.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

Transfers are reflected at the value of the securities at the beginning of the period.

The aggregate values of Level 3 portfolio investments changed during the nine months ended September 30, 2013 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Purchases of investments	37,536,081	63,547,500	15,054,742	—	116,138,323
Sales and Redemptions	(21,401,931)	(25,703,125)	(25,000,000)	—	(72,105,056)
Realized Gains	11,545	209,677	903,322	—	1,124,544
Change in unrealized appreciation (depreciation) included in earnings	284,255	564,712	(260,830)	194,835	782,972
Accretion of discount	161,933	49,736	92,582	—	304,251
Transfer from Level 2	—	—	—	—	—
Fair value at end of period	$60,606,097	$52,569,551	$101,914,950	$1,909,121	$216,999,719
Change in unrealized appreciation (depreciation) on Level 3 Investments still held as of September 30, 2013	$284,255	$501,232	$(260,830)	$194,835	$719,492

During the nine months ended September 30, 2013, there were no transfers from Level 2 to Level 3.

During the nine months ended September 30, 2013, there were two transfers from Level 3 to Level 2 due to quoted prices available for the financial instruments.

Transfers are reflected at the value of the securities at the beginning of the period.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2014:

	Cost	Fair Value	% of Total Investments
New York	$44,335,704	$39,594,268	13.94%
Colorado	32,574,032	33,285,021	11.72%
Canada	31,178,013	31,266,792	11.01%
Texas	29,296,180	29,262,133	10.30%
Massachusetts	22,342,907	23,145,206	8.15%
Minnesota	22,052,611	22,349,935	7.87%
Florida	16,910,423	16,859,692	5.93%
Alabama	16,955,411	16,768,862	5.90%
Illinois	14,028,244	14,126,045	4.97%
Indiana	14,095,217	14,070,919	4.95%
Pennsylvania	9,702,065	9,637,000	3.39%
New Jersey	9,315,625	8,928,292	3.14%
Puerto Rico	8,696,488	8,513,111	3.00%
Missouri	4,957,165	5,000,000	1.76%
Kentucky	4,508,690	4,919,510	1.73%
Virginia	3,982,277	3,933,763	1.38%
Tennessee	2,477,226	2,444,553	0.86%
	$287,408,278	$284,105,102	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2014:

	Cost	Fair Value	% of Total Investments
Software	$37,146,079	$38,145,141	13.43%
Healthcare & Pharmaceuticals	35,732,039	36,148,132	12.73%
High Tech Industries	35,554,463	35,652,264	12.55%
Media: Broadcasting & Subscription	29,470,071	29,281,704	10.31%
Finance	26,411,455	26,356,082	9.28%
Telecommunications	18,762,094	18,622,801	6.55%
Transportation: Cargo	17,894,813	17,996,720	6.33%
Services: Business	16,910,423	16,859,692	5.93%
Beverage, Food, & Tobacco	12,787,920	13,000,000	4.58%
Consumer Goods: Non-Durable	9,702,065	9,637,000	3.39%
Retail	9,315,625	8,928,292	3.14%
Services: Consumer	13,200,354	8,716,919	3.07%
Transportation & Logistics	5,852,198	5,814,772	2.05%
Metals & Mining	4,508,690	4,919,510	1.73%
Chemicals, Plastics, and Rubber	4,793,495	4,793,495	1.69%
Services: Government	3,982,277	3,933,763	1.38%
Energy: Oil & Gas	2,906,991	2,854,262	1.00%
Construction & Building	2,477,226	2,444,553	0.86%
	$287,408,278	$284,105,102	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Software	$48,570,692	$48,805,898	17.59%
Healthcare & Pharmaceuticals	35,707,711	35,874,461	12.93%
High Tech Industries	35,211,794	35,318,243	12.73%
Telecommunications	33,269,455	33,491,491	12.07%
Transportation: Cargo	17,883,754	18,181,901	6.55%
Beverage, Food, & Tobacco	16,689,794	17,000,000	6.13%
Services: Business	16,910,423	16,910,423	6.09%
Media: Broadcasting & Subscription	13,339,965	13,532,500	4.88%
Finance	12,242,889	12,491,250	4.50%
Services: Consumer	13,133,228	11,395,293	4.10%
Retail	10,176,677	10,176,677	3.67%
Consumer Goods: Non-Durable	9,669,695	9,738,000	3.51%
Energy: Oil & Gas	9,538,738	9,700,000	3.49%
Metals & Mining	4,659,651	4,888,373	1.76%
	$277,004,466	$277,504,510	100.00%

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$49,811,106	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.00% to 2.89% (0.71%) 0.00% to 0.21% (0.08%) 8x to 17x (11x)(4)
Second lien debt	$88,393,534	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-6.29% to 0.57% (0.07%) -2.33% to 1.23% (0.03%) 8x to 18x (14x)(4)
Unsecured debt	$122,187,928	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-3.12% to 2.22% (-0.25%) -0.50x to 0.63% (0.15%) 9x to 18x (12x)(4)
Equity investments	$8,411,222	Market approach(5)	Underwriting multiple/ EBITDA Multiple	2x to 13x (9x)
Total Long Term Level 3 Investments	$268,803,790

(1)	Weighted average based on fair value as of September 30, 2014.
(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

date a loan closed and the valuation date ranged from -1.00% (100 basis points) to 2.89% (289 basis points). The average of all changes was 0.71%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$36,641,095	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.58% to .46% (-.95%) .00% to 0.17% (.04%) 8x to 14x (10x)(4)
Second lien debt	$97,087,453	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.41% to 1.40% (-.68%) .04% to .81% (.21%) 8x to 18x (13x)(4)
Unsecured debt	$106,219,596	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.27% to .2.79% (-.27%) -.42% to .62% (.15%) 8x to 23x (14x)(4)
Equity investments	$4,367,422	Market approach(5)	Underwriting multiple/ EBITDA Multiple	5x to 13x (12x)
Total Long Term Level 3 Investments	$244,315,566

(1)	Weighted average based on fair value as of December 31, 2013.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the High Yield spreads and the risk free rates between the date a loan closed and the valuation date ranged from -1.58% (-158 basis points) to 0.46% (46 basis points). The average of all changes was -0.95% (-95 basis points).
(4)	Median of LTM EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

On June 5, 2014, we established an at-the-market program through which we may sell, from time to time and at our sole discretion $50 million of our common stock. The proceeds raised, the related underwriting fees, the offering expenses and the price at which these shares were issued from the period of June 5, 2014 through September 30, 2014 are as follows:

Issuance of Common Stock	Number of Shares	Gross Proceeds	Underwriting fees	Offering Expenses	Average Offering Price
Quarter ended June 30, 2014	230,242	$3,334,474	$50,017	$17,467	$14.48
Quarter ended September 30, 2014	121,123	1,752,861	25,493	12,437	$14.47
Total	351,365	$5,087,335	$75,510	$29,904

The Company issued 22,906 shares of common stock during the nine months ended September 30, 2014 in connection with the stockholder distribution reinvestment plan.

Issuance of Common Stock	Number of Shares	Gross Value	Share Price
January 24, 2014	2,603	$36,619	$14.07
February 14, 2014	4,646	64,121	13.80
March 14, 2014	3,257	45,233	13.89
June 16, 2014	3,055	41,519	13.59
July 15, 2014	3,029	41,895	13.83
August 15, 2014	3,090	41,690	13.49
September 30, 2014	3,226	42,036	13.04
Total	22,906	$313,113

The Company issued 47,199 shares of common stock during the nine months ended September 30, 2013 in connection with the stockholder distribution reinvestment plan.

Issuance of Common Stock	Number of Shares	Gross Value	Share Price
March 28, 2013	15,249	$214,706	$14.08
June 28, 2013	15,747	225,182	14.30
September 28, 2013	16,203	229,915	14.19
Total	47,199	$669,803

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net increase in net assets resulting from operations	$2,113,431	$3,825,421	$9,168,759	$13,835,134
Average common shares	12,404,485	12,066,548	12,214,875	12,051,013
Basic and diluted earnings per common share	$0.17	$0.32	$0.75	$1.15

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and nine months ended September 30, 2014 and September 30, 2013.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

As of September 30, 2014, the Company had $13.3 million of unfunded commitments, $13.2 million was to provide debt financing to three of our portfolio companies and $0.1 million was to provide equity financing to one portfolio company. As of December 31, 2013, the Company had $20.9 million of unfunded commitments, which was comprised of $20.9 million to provide debt financing to three of our portfolio companies.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per Share Data:(1)
Net asset value at beginning of period	$14.54	$14.45
Net investment income	1.04	0.98
Change in unrealized appreciation (depreciation)	(0.31)	0.08
Realized gain	0.04	0.08
Provision for taxes on unrealized appreciation on investments	(0.02)	—
Total from investment operations	0.75	1.14
Issuance of common shares(2)	—	—
Reinvestments of stockholder distributions(2)	—	—
Sales load	(0.01)	—
Offering costs(2)	—	—
Stockholder distributions	(1.09)	(1.02)
Other(3)	0.01	—
Net asset value at end of period	$14.20	$14.57
Per share market value at end of period	$13.89	$14.98
Total return based on market value(4)	-0.24%	-1.81%
Weighted average shares outstanding	12,214,875	12,051,013
Ratio/Supplemental Data:
Net assets at end of period	$177,095,261	$176,059,445
Weighted Average net assets	$176,254,957	$175,183,765
Annualized ratio of gross operating expenses to net assets(5)(8)(10)	9.49%	8.08%
Annualized ratio of net operating expenses to net assets(5)(9)(10)	8.43%	7.56%
Annualized ratio of interest expense and other fees to net assets(5)	2.91%	1.72%
Annualized ratio of net investment income before fee waiver to net assets(5)(10)	8.48%	8.49%
Annualized ratio of net investment income to net assets(5)(10)	9.54%	9.00%
Portfolio Turnover(6)	17%	11%
Notes payable	$25,000,000	—
Credit Facility payable	$90,000,000	$85,000,000
Short-term loan	—	$8,999,993
Asset coverage ratio(7)	2.54x	3.07x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(2)	The per share impact of the Company’s issuance of common shares, reinvestment of stockholder distributions and offering costs has an impact to net assets less than $0.01 per share during the applicable period.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.
(5)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.
(6)	Calculated as payoffs divided by average portfolio balance and is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	Gross operating expenses represent operating expenses net of incentive fee waiver.
(9)	Net Operating expenses represent total operating expenses net of waiver of incentive fees.
(10)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments of $185,888 for the nine months ended September 30, 2014, which is not reflected in net investment income, gross operating expenses or net operating expenses.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000 which increased the total commitment to $135,000,000 under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitment from a new participant in the bank group in the amount of $15,000,000 which increased the total commitment to $150,000,000 under the Credit Facility.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2014, the Company was in compliance with these covenants.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 9 — CREDIT FACILITY  – (continued)

As of September 30, 2014 and December 31, 2013, $90,000,000 and $110,000,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013 the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the nine months ended September 30, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. As of September 30, 2014 and December 31, 2013, $1,212,098 and $1,586,405 of such prepaid loan structure fees had yet to be amortized, respectively.

For the three months ended September 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 4.3% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $952,262 for the three months ended September 30, 2014, of which $718,622 was interest expense, $143,057 was amortization of loan fees paid on the Credit Facility, $78,014 related to commitment fees on the unused portion of the Credit Facility, and $12,568 related to loan administration fees. The Company paid $812,829 in interest expense and unused commitment fees for the three months ended September 30, 2014. The average borrowings under the Credit Facility for the three months ended September 30, 2014 were $88,945,652.

For the nine months ended September 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 4.0% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $3,103,107 for the nine months ended September 30, 2014, of which $2,501,814 was interest expense, $427,328 was amortization of loan fees paid on the Credit Facility, $149,252 related to commitment fees on the unused portion of the Credit Facility, and $24,727 related to loan administration fees. The Company paid $2,754,692 in interest expense and unused commitment fees for the nine months ended September 30, 2014. The average borrowings under the Credit Facility for the nine months ended September 30, 2014 were $103,768,773.

For the three months ended September 30, 2013, the weighted average effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.4% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $968,674 for the three months ended September 30, 2013, of which $732,140 was interest expense, $171,224 was amortization of loan fees paid on the Credit Facility, $52,708 related to commitment fees on the unused portion of the Credit Facility and $12,602 related to loan administration fees.

For the nine months ended September 30, 2013, weighted average the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $2,253,433 for the nine months ended September 30, 2013, of which $1,581,808 was interest expense, $420,909 was amortization of loan fees paid on the Credit Facility, $213,319 related to commitment fees on the unused portion of the Credit Facility, and $37,397 related to loan administration fees. The Company paid $688,832 and $1,559,812 in interest expense and unused commitment fees for the three and nine months ended September 30, 2013, respectively. The average borrowings under the Credit Facility for the three and nine months ended September 30, 2013 were $87,445,652 and $63,355,311, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 10 — NOTES

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. As of September 30, 2014 the carrying amount of the Notes was approximately $25.0 million. As of September 30, 2014 the fair value of the Notes was $25.3 million. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees which are being amortized over the term of the notes of which $844,606 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

For the period from May 5, 2014 to September 30, 2014, the Company incurred interest and fee expense on the Notes of $733,992, of which $659,028 was interest expense, $74,197 was amortization of loan fees paid on the Notes, and $767 related to administration fees. The Company paid $451,389 in interest expense on the Notes during the period.

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

NOTE 11 — SUBSEQUENT EVENTS

Investment Portfolio

Subsequent to September 30, 2014, the Company made the following investments (at par):

On October 3, 2014, we invested $2.5 million in the mezzanine debt of Skopos Financial, LLC. We invested an additional $66,667 in the equity of the Company on October 30, 2014.

On October 21, 2014, we invested $7.5 million in the first lien debt of Hollander Sleep Products, LLC and $250,000 in the common stock of Dream II Holdings, LLC.

On October 22, 2014, we invested $15.6 million in the first lien debt and $1.75 million in the unfunded revolver of Huf Worldwide, LLC and $500,000 in the preferred stock of Huf Holdings LLC.

On October 23, 2014, we invested $4.0 million in the second lien debt and $250,000 in the common and preferred stock of Zemax Software Holdings, LLC.

Credit Facility

The outstanding balance under the Credit Facility as of November 3, 2014 was $102.0 million.

SBA Debentures

On each of October 14, 2014, and October 17, 2014, the SBIC Subsidiary issued $6.5 million of SBA-guaranteed debentures for a total of $13.0 million.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 11 — SUBSEQUENT EVENTS  – (continued)

Dividends Declared

On October 14, 2014, the Company’s board of directors declared a regular monthly dividend for each of October 2014, November 2014 and December 2014 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/14/2014	10/29/2014	10/31/2014	11/14/2014	$0.1133
10/14/2014	11/26/2014	11/28/2014	12/15/2014	$0.1133
10/14/2014	12/29/2014	12/31/2014	1/15/2015	$0.1133

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

Overview

We were organized as a Maryland corporation on May 18, 2012, and formally commenced operations on November 7, 2012. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies.

We are an externally managed, non-diversified, closed-end investment management company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements.

For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets.

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

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2014, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of September 30, 2014, we had $284.1 million (at fair value) invested in 28 companies. As of September 30, 2014, our portfolio included approximately 18% of first lien debt, 36% of second lien debt, 43% of mezzanine debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$50,427,653	$49,811,106
Senior Secured – Second Lien	103,328,415	103,694,846
Unsecured Debt	127,008,379	122,187,928
Equity	6,643,831	8,411,222
Total Investments	$287,408,278	$284,105,102

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014 and December 31, 2013, the Company had four and three such investments with aggregate unfunded commitments of $13.3 million and $20.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2014:

	Cost	Fair Value	% of Total Investments
New York	$44,335,704	$39,594,268	13.94%
Colorado	32,574,032	33,285,021	11.72%
Canada	31,178,013	31,266,792	11.01%
Texas	29,296,180	29,262,133	10.30%
Massachusetts	22,342,907	23,145,206	8.15%
Minnesota	22,052,611	22,349,935	7.87%
Florida	16,910,423	16,859,692	5.93%
Alabama	16,955,411	16,768,862	5.90%
Illinois	14,028,244	14,126,045	4.97%
Indiana	14,095,217	14,070,919	4.95%
Pennsylvania	9,702,065	9,637,000	3.39%
New Jersey	9,315,625	8,928,292	3.14%
Puerto Rico	8,696,488	8,513,111	3.00%
Missouri	4,957,165	5,000,000	1.76%
Kentucky	4,508,690	4,919,510	1.73%
Virginia	3,982,277	3,933,763	1.38%
Tennessee	2,477,226	2,444,553	0.86%
	$287,408,278	$284,105,102	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2014:

	Cost	Fair Value	% of Total Investments
Software	$37,146,079	$38,145,141	13.43%
Healthcare & Pharmaceuticals	35,732,039	36,148,132	12.73%
High Tech Industries	35,554,463	35,652,264	12.55%
Media: Broadcasting & Subscription	29,470,071	29,281,704	10.31%
Finance	26,411,455	26,356,082	9.28%
Telecommunications	18,762,094	18,622,801	6.55%
Transportation: Cargo	17,894,813	17,996,720	6.33%
Services: Business	16,910,423	16,859,692	5.93%
Beverage, Food, & Tobacco	12,787,920	13,000,000	4.58%
Consumer Goods: Non-Durable	9,702,065	9,637,000	3.39%
Retail	9,315,625	8,928,292	3.14%
Services: Consumer	13,200,354	8,716,919	3.07%
Transportation & Logistics	5,852,198	5,814,772	2.05%
Metals & Mining	4,508,690	4,919,510	1.73%
Chemicals, Plastics, and Rubber	4,793,495	4,793,495	1.69%
Services: Government	3,982,277	3,933,763	1.38%
Energy: Oil & Gas	2,906,991	2,854,262	1.00%
Construction & Building	2,477,226	2,444,553	0.86%
	$287,408,278	$284,105,102	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Software	$48,570,692	$48,805,898	17.59%
Healthcare & Pharmaceuticals	35,707,711	35,874,461	12.93%
High Tech Industries	35,211,794	35,318,243	12.73%
Telecommunications	33,269,455	33,491,491	12.07%
Transportation: Cargo	17,883,754	18,181,901	6.55%
Beverage, Food, & Tobacco	16,689,794	17,000,000	6.13%
Services: Business	16,910,423	16,910,423	6.09%
Media: Broadcasting & Subscription	13,339,965	13,532,500	4.88%
Finance	12,242,889	12,491,250	4.50%
Services: Consumer	13,133,228	11,395,293	4.10%
Retail	10,176,677	10,176,677	3.67%
Consumer Goods: Non-Durable	9,669,695	9,738,000	3.51%
Energy: Oil & Gas	9,538,738	9,700,000	3.49%
Metals & Mining	4,659,651	4,888,373	1.76%
	$277,004,466	$277,504,510	100.00%

At September 30, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.3 million and $10.1 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.3 million and $23.1 million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $10.7 million and $10.7 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.3 million and $22.3 million, respectively.

At September 30, 2014, 53% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 47% bore interest at fixed rates. At December 31, 2013, 58% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 42% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2014 and December 31, 2013 was approximately 11.0% and 11.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of September 30, 2014 and December 31, 2013, we had cash of $4.2 million and $3.7 million, respectively, and United States Treasury securities of approximately $0 and $10.0 million, respectively. The United States Treasury securities were purchased and temporarily held in 2013 in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

During the quarter ended September 30, 2014, we made $6.9 million of investments in one new portfolio company and two existing portfolio companies. During the nine months ended September 30, 2014, we made $58.5 million of investments in six new portfolio companies and four existing portfolio companies. During the quarter ended September 30, 2014, we received $1.2 million in proceeds from repayments and sales of our investments, including $0.5 million from amortization of certain other investments. During the nine months ended September 30, 2014, we received $49.5 million in proceeds from repayments and sales of our investments, including $1.0 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2014			As of December 31, 2013
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	0%	—	$21.1	8%	2
2	258.0	91%	25	236.6	85%	22
3	17.4	6%	2	8.4	3%	1
4	8.7	3%	1	11.4	4%	1
5	—	0%	—	—	0%	—
Total	$284.1	100%	28	$277.5	100%	26

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2014, we had one loan on non-accrual status, which represents approximately 4.6% of the loan portfolio at cost and 3.1% at fair value. As of December 31, 2013, we had no loans on non-accrual status.

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, except for loans booked at a discount to account for origination fees. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Comparison of the Three Months and Nine Months ended September 30, 2014 and 2013

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

Investment income for the three months ended September 30, 2014 totaled $7.8 million and was primarily composed of interest income, including $0.2 million of PIK income and $56 thousand of miscellaneous fees. Investment income for the nine months ended September 30, 2014 totaled $23.7 million and was primarily composed of interest income, including $0.5 million of PIK income and $0.6 million of miscellaneous fees.

Investment income for the three months ended September 30, 2013 totaled $7.9 million and was primarily composed of interest income, including $0.3 million of PIK income and $0.3 million of miscellaneous fees. Investment income for the nine months ended September 30, 2013 totaled $21.7 million and was primarily composed of interest income, including $0.9 million of PIK income and $1.1 million of miscellaneous fees.

The increases in interest income from the respective periods were due to the growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”) under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

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

Operating expenses, net of fee waiver for the three and nine months ended September 30, 2014 totaled $2.6 million and $11.0 million, respectively. Operating expenses, net of fee waiver totaled $3.8 million and $9.9 million for the three and nine months ended September 30, 2013. Operating expenses, net of fee waiver consisted of base management fees, incentive fees, administrative services expenses, fees related to the Credit Facility, professional fees, valuation fees, insurance expenses, directors’ fees and other general and administrative expenses, partially offset by the waiver of incentive fee. The increase in operating expenses resulted from an increase in interest expense due to increased borrowings under the Credit Facility and the issuance of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”).

For the three and nine months ended September 30, 2014, the Company incurred base management fees payable to the Advisor of $1.3 million and $3.8 million, respectively, as provided for in the investment advisory agreement. For the three and nine months ended September 30, 2013, the Company incurred base management fees payable to the Advisor of $1.1 million and $3.1 million, respectively.

For the three and nine months ended September 30, 2014, the Company incurred incentive fees totaling $0.4 million and $2.2 million, respectively. For the three and nine months ended September 30, 2013, the Company incurred incentive fees totaling $0.9 million and $3.0 million, respectively. The Company’s incentive fee expense includes an accrual relating to the Capital Gains Incentive Fee, as defined in Note 2. For the three and nine months ended September 30, 2014, the Company incurred ($223) thousand and ($305) thousand, respectively, of incentive fees related to the Capital Gains Incentive Fee. For the three and nine months ended September 30, 2013, the Company incurred ($62) thousand and $407 thousand, respectively, of incentive fees related to the Capital Gains Incentive Fee.

For the three and nine months ended September 30, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% based on the price per share of our common stock of $15.00, the price to the public in our initial public offering. The Advisor has entered into no such agreement with the Company for periods subsequent to December 31, 2013. As of September 30, 2014, the Advisor concluded that it was not likely to generate sufficient net investment income during the remainder of the year to support the 9.0% dividend discussed above. While under no obligation to do so, the Advisor waived incentive fees of $1.4 million for the three and nine months ended September 30, 2014. Such waiver in no way implies that the Advisor will waive incentive fees in any future period. For the three and nine months ended September 30, 2013, the Advisor waived Investment Income Incentive Fees of $0.2 million and $0.7 million, respectively.

Borrowings under the Credit Facility were $90.0 million and $110.0 million as of September 30, 2014 and December 31, 2013, respectively.

For the three months ended September 30, 2014, the Company recorded interest expense and other fees of $1.4 million, of which $0.8 million was interest and commitment fees on the Credit Facility, $0.4 million was interest on the Notes, $157 thousand was administration fees and amortization of the loan fees paid on the Credit Facility, $47 thousand was administration and amortization of the loan fees and paid on the Notes and $4 thousand was amortization of upfront fees on SBIC debentures. The Company paid $1.3 million in interest expense for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, the Company recorded interest expense and other fees of $3.8 million, of which $2.7 million was interest and commitment fees on the Credit Facility, $0.7 million was interest on the Notes, $452 thousand was administration fees and amortization of the loan fees paid on the Credit Facility, $75 thousand was amortization of the loan fees paid on the Notes and $4 thousand was amortization of upfront fees on SBIC debentures. The Company paid $1.3 million in interest expense for the nine months ended September 30, 2014.

For the three months ended September 30, 2013, the Company recorded interest and fee expense of $1.0 million, of which $0.8 million was interest and commitment fees on the Credit Facility and $145 thousand was administration fees and amortization of loan fees paid on the Credit Facility. The Company paid $0.7 million in interest expense for the three months ended September 30, 2014.

For the nine months ended September 30, 2013, the Company recorded interest and fee expense of $2.3 million for the nine months ended September 30, 2013, of which $1.8 million was interest and commitment fees on the Credit Facility and $419 thousand was administration fees and amortization of loan fees paid on the Credit Facility. The Company paid $1.6 million in interest expense for the nine months ended September 30, 2013.

Administrative expenses for the three months ended September 30, 2014 totaled $313 thousand, $163 thousand of which was related to our third party administrators and $150 thousand of which was allocated to us from Stellus Capital. Administrative expenses for the nine months ended September 30, 2014 totaled $857 thousand, $418 thousand of which was related to our third party administrators and $439 thousand of which was allocated to us from Stellus Capital. Administrative expenses for the three months ended September 30, 2013 totaled $220 thousand, $110 thousand of which was related to our third party administrator and $110.00 million of which was allocated to us from Stellus Capital. Administrative expenses for the nine months ended September 30, 2013 totaled $620 thousand, $321 thousand of which was related to our third party administrator and $299 million of which was allocated to us from Stellus Capital. Expenses for valuation, professional fees, insurance expenses, and directors’ fees and other general and administrative expense for the three and nine months ended September 30, 2014 totaled $0.6 million and $1.7 million, respectively. Expenses for valuation, professional fees, insurance expenses, and directors’ fees and other general and administrative expense for the three and nine months ended September 30, 2013 totaled $0.7 million and $1.7 million, respectively.

Net Investment Income

For the three months ended September 30, 2014, net investment income was $5.2 million, or $0.42 per common share (based on 12,404,485 weighted-average common shares outstanding at September 30, 2014). Net investment income includes expense accruals of ($223) thousand of incentive fees related to realized and unrealized gains and investment income incentive fees waived of $1.4 million.

For the three months ended September 30, 2013, net investment income was $4.1 million, or $0.34 per common share (based on 12,066,548 weighted-average common shares outstanding at September 30, 2013). Net investment income included expense accruals of ($62) thousand of incentive fees related to realized and unrealized gains and investment income incentive fees waived of $168 thousand.

For the nine months ended September 30, 2014, net investment income was $12.7 million, or $1.04 per common share (based on 12,214,875 weighted-average shares outstanding at September 30, 2014). Net investment income includes expense accruals of ($305) thousand of incentive fees related to realized and unrealized gains and investment income incentive fees waived of $1.4 million.

For the nine months ended September 30, 2013, net investment income was $11.8 million, or $0.98 per common share (based on 12,051,013 weighted-average common shares outstanding at September 30, 2013). Net investment income included accruals of $407 thousand of incentive fees related to realized and unrealized capital gains and investment income incentive fees waived of $673 thousand.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the three months ended September 30, 2014 totaled $1.2 million and net realized gains totaled $4 thousand.

Repayments of investments and amortization of other certain investments for the three months ended September 30, 2013 totaled $35.4 million and net realized gains totaled $5 thousand.

Repayments of investments and amortization of other certain investments for the nine months ended September 30, 2014 totaled $49.5 million and net realized gains totaled $0.4 million.

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

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended September 30, 2014 and 2013 totaled ($3.0) million and ($0.3) million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the nine months ended September 30, 2014 and 2013 totaled ($3.8) million and $1.0 million, respectively

The change in unrealized appreciation (depreciation) was due primarily to unrealized depreciation on our one non-accrual investment as well as unrealized depreciation on other investments in the portfolio due to a widening of market interest rate spreads.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2014, net increase in net assets resulting from operations totaled $2.1 million, or $0.17 per common share (based on 12,404,485 weighted-average common shares outstanding at September 30, 2014).

For the three months ended September 30, 2013, net increase in net assets resulting from operations totaled $3.8 million, or $0.32 per common share (based on 12,066,548 weighted-average common shares outstanding at September 30, 2013).

For the nine months ended September 30, 2014, net increase in net assets resulting from operations totaled $9.2 million, or $0.75 per common share (based on 12,214,875 weighted-average common shares outstanding at September 30, 2014).

For the nine months ended September 30, 2013, net increase in net assets resulting from operations totaled $13.8 million, or $1.15 per common share (based on 12,051,013 weighted-average common shares resulting from operations at September 30, 2013).

The decline in net increase in net assets resulting from operations was due primarily to unrealized depreciation on our one non-accrual investment as well as unrealized depreciation on other investments in the portfolio due to a widening of market interest rate spreads which was partially offset by realized gains.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $2.1 million for the nine months ended September 30, 2014, primarily in connection with cash interest received. Our financing activities for the nine months ended September 30, 2014 used cash of $11.6 million primarily from net repayments under the Credit Facility.

Our operating activities used cash of $37.6 million for the nine months ended September 30, 2013, primarily in connection with purchase of portfolio investments. Our financing activities for the nine months ended September 30, 2013 used cash of $0.9 million primarily to paydown the short-term loan and make distributions to stockholders.

Our liquidity and capital resources are derived from the Credit Facility, the Notes, SBA guaranteed debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2014 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) July 7, 2015, the one year anniversary of our 2014 Annual Meeting of Stockholders, or (ii) the date of our 2015 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage at all times. As of September 30, 2014 and December 31, 2013, our asset coverage ratio was 254% and 248%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of

September 30, 2014 and December 31, 2013, we had cash of $4.2 million and $3.6 million, respectively, and United States Treasury securities of approximately $0 million and $10.0 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000 which increased the total commitment to $135,000,000 under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitments from a new participant in the bank group in the amount of $15,000,000 which increased the total commitment to $150,000,000 under the Credit Facility.

Borrowings under the Credit Facility generally bear interest at LIBOR plus 3.00%. The Credit Facility is a four-year revolving facility secured by substantially all of our investment portfolio assets, with the exception of any assets held in the SBIC. The Credit Facility contains affirmative and restrictive covenants, including but not limited to maintenance of a minimum shareholders’ equity amount and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0. In addition to the asset coverage ratio described in the preceding sentence, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio. We have also generally agreed under the terms of the Credit Facility not to incur any additional secured indebtedness. In addition, we have agreed not to incur any additional unsecured indebtedness that has a maturity date prior to the maturity date of the Credit Facility. Furthermore, the Credit Facility contains a covenant requiring us to maintain compliance with RIC provisions at all times, subject to certain remedial provisions. Unless extended, the period during which the Company may make and reinvest borrowings under the Credit Facility will expire on November 13, 2015 and the maturity date of the Credit Facility is November 12, 2016.

As of September 30, 2014 and December 31, 2013, $90 million and $110 million was outstanding under the Credit Facility, respectively. The Company incurred costs of $2.0 million in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20 million commitment increase. As of September 30, 2014 and December 31, 2013, $1.1 million and $1.6 million of such prepaid loan structure fees had yet to be amortized, respectively.

For the three months ended September 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 4.0% including commitment and other loan fees). Interest is paid quarterly in arrears. For the three months ended September 30, 2013, the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.4% including commitment and other loan fees). Interest is paid quarterly in arrears.

For the nine months ended September 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 4.0% including commitment and other loan fees). Interest is paid quarterly in arrears. For the nine months ended September 30, 2013, the effective interest rate under the Credit Facility was approximately 3.3% (approximately 3.8% including commitment and other loan fees). Interest is paid quarterly in arrears.

Notes Offering

On May 5, 2014, the Company closed a public offering of Notes. The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately

$24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. As of September 30, 2014 the carrying amount of the Notes was approximately $25.0 million. As of September 30, 2014, the fair value of the Notes were $25.3 million. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the notes of which $0.8 million remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities as of September 30, 2014.

SBIC Subsidiary

On June 20, 2014, the Company’s wholly owned subsidiary, Stellus Capital SBIC LP (the “SBIC subsidiary”) received a license from the Small Business Administration, or “SBA”, to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. As of September 30, 2014, the SBIC had $32.5 million of regulatory capital, which implies a maximum borrowing of $65 million, subject to the criteria discussed above.

The SBIC license allows the SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC upon an event of default. On August 6, 2014, the SBIC subsidiary received a commitment letter from the SBA for SBA-guaranteed debentures totaling $32.5 million. As of September 30, 2014, the SBIC subsidiary has not yet issued any SBA-guaranteed debentures. On each of October 14, 2014, and October 17, 2014, the SBIC subsidiary issued $6.5 million of SBA-guaranteed debentures. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2014, our off-balance sheet arrangements consisted of $13.3 million of unfunded commitments, which was comprised of $13.2 million to provide debt financing to three of our portfolio companies and $0.1 million to provide equity financing to one portfolio company. As of December 31, 2013, our off-balance sheet arrangements consisted of $20.9 million of unfunded commitments, which was comprised of $20.9 million to provide debt financing to three of our portfolio companies.

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

Valuation of portfolio investments

As a business development company, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

We are subject to financial market risks, including changes in interest rates. At September 30, 2014 and September 30, 2013, 53% and 55%, or 21 and 35 of the loans in our portfolio bore interest at floating rates, respectively. At September 30, 2014, 17 of these 20 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2014 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income for the three and nine months ended September 30, 2014, by less than $80 thousand and $225 thousand, respectively, due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the nine months ended September 30, 2014 and September 30, 2013, we did not engage in hedging activities. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of September 30, 2014, we had not entered into any interest rate hedging arrangements. At September 30, 2014, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $233 thousand and $786 thousand for the three and nine months ended September 30, 2014, respectively. The Notes bear interest at a fixed rate per year and would not be impacted by changes in interest rates.

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

(b)	Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below and included in our Quarterly Report on Form 10-Q, as filed with the SEC on August 11, 2014, there have been no other material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investing in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We, through our SBIC subsidiary, intend to issue debt securities guaranteed by the SBA and sold in the capital markets. Upon any such issuance of debt securities and as a result of its guarantee of the debt securities, if any, the SBA would also have fixed dollar claims on the assets of our SBIC subsidiary that are superior to the claims of our common stockholders.

Upon the issuance of any debt securities guaranteed by the SBA, if we are unable to meet the financial obligations under the Notes or Credit Facility, the SBA, as a creditor, would have a superior claim to the assets of our SBIC subsidiary over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.

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

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. This relief allows us increased flexibility under the 200% asset coverage test by allowing us to borrow up to $97.5 million more than we would otherwise be able to borrow absent the receipt of this exemptive relief. As of September 30, 2014, the SBIC subsidiary had $32.5 million in regulatory capital, which implies maximum borrowing of $65 million.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual results may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	-19.8%	-11.3%	-2.8%	5.6%	14.1%

(1)	Assumes $299.3 million in total assets, $116.0 million in debt outstanding, $177.4 million in net assets, and an average cost of funds of 4.3%. Actual interest payments may be different.

In addition, our debt facilities may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

Any failure to comply with SBA regulations could have an adverse effect on our SBIC subsidiary’s operations.

On June 20, 2014, our wholly-owned subsidiary, Stellus Capital SBIC LP, received a license from the SBA to operate as an SBIC. An SBIC license requires final action by the SBA Administrator. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiary to forgo attractive investment opportunities that are not permitted under SBA regulations.

Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly-owned subsidiary.

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we are required to distribute substantially all of our net taxable income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, we issued 22,906 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued during the three months ended September 30, 2014, under the dividend reinvestment plan was approximately $313,113.

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

Dated: November 6, 2014

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