Form 10-K
period 2014-12-31
Stellus Capital Investment Corp
filed 2015-03-09
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35730

STELLUS CAPITAL INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	46-0937320
(State of Incorporation)	(I.R.S. Employer Identification Number)

4400 Post Oak Parkway, Suite 2200 Houston, TX	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 292-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange
6.50% Notes due 2019	New York Stock Exchange

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
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2014 was: $181,316,099.

There were 12,479,962 shares of the Registrant’s common stock outstanding as of March 4, 2015.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2014

i

 PART I

Item 1.	Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management” refers to our investment adviser and administrator, Stellus Capital Management, LLC.

General

We are an externally managed, closed-end, non-diversified management investment company that has elected and qualified to be regulated as a business development company under the Investment Company Act of 1940, or the “1940 Act.” We originate and invest primarily in private middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. Unitranche debt is typically structured as first lien loans with certain risk characteristics of mezzanine debt. Mezzanine debt includes senior unsecured and subordinated loans.

Our investment activities are managed by our investment adviser, Stellus Capital Management, LLC, or “Stellus Capital Management,” an investment advisory firm led by Robert T. Ladd and other senior investment professionals. We source investments primarily through the extensive network of relationships that the principals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating which is often referred to as “junk.”

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

In addition, we received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with a private credit fund managed by Stellus Capital Management that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

We have elected and qualified to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.

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

Portfolio Composition

As of December 31, 2014, we had $316.0 million (at fair value) in portfolio investments under management. Our portfolio was comprised of 54 investments in 32 companies. As of December 31, 2014, our portfolio included approximately 24% of first lien debt, 32% of second lien debt, 41% of mezzanine debt and 3% of equity investments at fair value. As of December 31, 2014, $135.8 million of our debt investments at fair value were at fixed interest rates, which represented approximately 44% of our total portfolio of debt investments at fair value. As of December 31, 2014, $170.5 million of our debt investments at fair value were at floating interest rates, which represented approximately 56% of our total portfolio of debt investments at fair value. The weighted average yield on all of our debt investments as of December 31, 2014, was approximately 10.9%, of which approximately 10.3% was current cash interest. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investment restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at their current level.

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

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis. Stellus Capital Management is an investment advisory firm led by the former head, Robert T. Ladd, and certain senior investment professionals of the direct capital business of D. E. Shaw & Co., L.P. and its associated investment funds and affiliated entities (collectively, the “D. E. Shaw group”), which spun out of the D. E. Shaw group in January 2012. The

Stellus Capital Management investment team was responsible for helping the D. E. Shaw group build its middle-market direct investment business until it spun out in January 2012. The senior investment professionals of Stellus Capital Management have an average of over 25 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies, including the D. E. Shaw group. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management investment team continues to provide investment advisory services to the D. E. Shaw group with respect to an approximately $277 million investment portfolio (as of December 31, 2014) in middle-market companies pursuant to sub-advisory arrangements.

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

Stellus Capital Management is headquartered in Houston, Texas, and also maintains an office in the Washington, D.C. area.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team.  Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management investment team, including its senior investment professionals who have an average of over 25 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. We believe the members of Stellus Capital Management’s investment team are proven and experienced, with extensive capabilities in leveraged credit investing, having participated in these markets for the predominant portion of their careers. We believe that the experience and demonstrated ability of the Stellus Capital Management investment team to complete transactions enhances the quantity and quality of investment opportunities available to us.

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

Resources of Stellus Capital Management Platform.  We have access to the resources and capabilities of Stellus Capital Management, which has 18 investment professionals, including Messrs. Ladd, Dean D’Angelo, Joshua T. Davis and Todd A. Overbergen, who are supported by five managing directors, one principal, three vice presidents and two analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. W. Todd Huskinson, who serves as our chief financial officer and chief compliance officer, and his staff of five additional mid- and back-office professionals.

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

With an average of over 25 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment team of Stellus Capital Management has demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through warrants and other equity instruments structured as part of our investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.

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

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Since inception, Stellus Capital Management has completed financing transactions with more than 100 equity sponsors and completed multiple financing transactions with 23 of those equity sponsors.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment ranking system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment ranking system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of contractual return but no loss of principal is expected.

Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

In the event that Stellus Capital Management determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, Stellus Capital Management will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. While the investment ranking system identifies the relative risk for each investment, the ranking alone does not dictate the scope and/or frequency of any monitoring that is performed. The frequency of Stellus Capital Management’s monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing the investment.

Determination of Net Asset Value and Portfolio Valuation Process

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, our board of directors retains one or more independent valuation firms to review each quarter, the valuation of each portfolio investment for which a market quotation is not available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or “ASC 820.” This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

Derivatives

We may utilize hedging techniques such as interest rate swaps to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates. We also may use various hedging and other risk management strategies to seek to manage various risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against possible adverse changes in the market value of securities held in our portfolio.

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Stellus Capital Management. We have a chief executive officer and president and a chief financial officer and chief compliance officer. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees of Stellus Capital Management and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement that we have entered into with Stellus Capital Management.

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

Duration and Termination

Unless terminated earlier as described below, the investment advisory agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The investment advisory agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Stellus Capital Management and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the investment advisory agreement without penalty upon 60 days’ written notice. See Item 1A. “Risk Factors — Risks Relating to our Business and Structure.” We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

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

Board Approval of the Investment Advisory Agreement

Our board of directors, including a majority of our independent directors, approved the investment advisory agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the investment advisory agreement on October 14, 2014. In its consideration of the investment advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

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

Managerial Assistance to Portfolio Companies

Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Stellus Capital Management will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making any distribution to our stockholders or repurchasing our securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A. “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). A proposal, approved by our stockholders at our 2014 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of the one year anniversary of the date of the Company’s 2014 Annual Meeting of Stockholders and the date of the Company’s 2015 Annual Meeting of Stockholders, which is expected to be held in June 2015. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

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

Taxation as a Regulated Investment Company

As a business development company, we have elected and qualified to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy (i) the Annual Distribution Requirements and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See Item 1A. “Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Test may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

In addition, we have formed and operate a SBIC subsidiary, and are partially dependent on the SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. The SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If the SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to maintain our qualification as a RIC, which would result in us becoming subject to corporate-level federal income tax.

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

Regulation as a Small Business Investment Company

Our wholly-owned subsidiary’s SBIC license allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of December 31, 2014, our SBIC subsidiary had $32.5 million in regulatory capital and $16.25 million in SBA-guaranteed debentures outstanding, which approximated their fair value.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $225 million more than we would otherwise be able to absent the receipt of this exemptive relief.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

Our SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC subsidiary will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

Item 1A.  Risk Factors

RISK FACTORS

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities generally and with respect to a business development company with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to our Business and Structure

We have a limited operating history as a business development company and Stellus Capital Management has limited experience managing a business development company, and, as a result, we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed in May 2012 and prior to the completion of our initial public offering in November 2012, we did not operate as a business development company and had not qualified to be treated as a RIC, and Stellus Capital Management had never managed a business development company. As a result of our limited operating history, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

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

Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the investment advisory agreement. Stellus Capital Management’s investment committee consists of five members, including Messrs. Ladd, D’Angelo and Davis, each a member of our board of directors, Mr. Overbergen, an investment professional of Stellus Capital Management, and Mr. Huskinson, our chief financial officer and chief compliance officer and the chief financial officer of Stellus Capital Management. The loss of any member of Stellus Capital

Management’s investment committee would limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The members of Stellus Capital Management’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Stellus Capital Management. Similarly, Stellus Capital Management may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Stellus Capital Management currently manages a private credit fund that has an investment strategy that is identical to our investment strategy, and with which we intend to co-invest. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

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

The time and resources that Stellus Capital Management devote to us may be diverted, and we may face additional competition due to the fact that Stellus Capital Management and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Stellus Capital Management and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, Stellus Capital Management currently manages a private credit fund that will have an investment strategy that is identical to our investment strategy and with which we intend to co-invest. In addition, pursuant to sub-advisory arrangements, Stellus Capital Management provides non-discretionary advisory services to the D. E. Shaw group related to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

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

Pursuant to the 1940 Act, unless and until we receive exemptive relief from the SEC permitting us to do so, we may be prohibited from exiting our positions in portfolio companies in which funds affiliated with Stellus Capital Management also hold positions. As of December 31, 2014, our portfolio consisted of 9 assets in 6 portfolio companies once held by the D. E. Shaw group fund to which the D. E. Shaw group serves as investment adviser and is sub-advised by Stellus Capital Management. However, the D. E. Shaw group fund has retained equity investments in all of those portfolio companies. To the extent that our investments in these portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves an affiliate or the D. E. Shaw group fund therein because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if the D. E. Shaw group fund were required to approve a restructuring of our investment in one of these portfolio companies in its capacity as an equity holder thereof and the D. E. Shaw group fund were deemed to be our affiliate, such involvement by the D. E. Shaw group fund in the restructuring transaction may constitute a prohibited joint transaction under the 1940 Act. However, we do not believe that our ability to restructure or exit these investments will be significantly hampered due to the fact that the equity investments retained by the D. E. Shaw group fund are minority equity positions and, as a result, it is unlikely that the D. E. Shaw group fund will be or will be required to be involved in any such restructurings or exits.

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

We will be subject to corporate-level income tax and may default under our revolving credit facility if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification as a RIC and, thus, may be subject to corporate-level income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided, that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our qualification as a RIC. If we fail to maintain our qualification as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to maintain our qualification as a RIC, we may be in default under the terms of our revolving credit facility with various lenders (the “Credit Facility”). Such a failure would have a material adverse effect on us and our stockholders.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to maintain our qualification as a RIC and thus be subject to corporate-level income tax.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by us to Stellus Capital Management.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests, and if our stockholders approve such sale. On July 7, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2014 Annual Meeting of Stockholders and the date of the Company’s 2015 Annual Meeting of Stockholders, which is expected to be held in June 2015. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

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

Upon the issuance of any debt securities guaranteed by the SBA, if we are unable to meet the financial obligations under the Notes or the Credit Facility, the SBA, as a creditor, would have a superior claim to the assets of our SBIC subsidiary over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.

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

Substantially all of our assets are subject to security interests under the Credit Facility or claims of the SBA with respect to SBA-guaranteed debentures we may issue and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2014, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock or the Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility.

Because we use debt to finance our investments and may in the future issue senior securities including preferred stock and debt securities, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

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

In addition, under the Credit Facility or any other borrowing facility, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. Furthermore, we expect that the terms of the Credit Facility will contain a covenant requiring us to maintain compliance with RIC provisions at all times, subject to certain remedial provisions. Thus, a failure to maintain compliance with RIC provisions could result in an event of default under the Credit Facility. An event of default under the Credit Facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the Credit Facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

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

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to maintain our qualification as a business development company or be precluded from investing according to our current business strategy.

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

Most of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

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

We may expose ourselves to risks if we engage in hedging transactions.

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price.

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

Further, SBA regulations require that an SBIC be examined by the SBA to determine its compliance with the relevant SBA regulations at least every two years. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly-owned subsidiary.

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

As a business development company under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives in the last Congress would have modified this section of the 1940 Act and increased the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in common stock may increase.

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

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The broader economic fundamentals of the United States economy remain uncertain. Unemployment levels remain elevated and other economic fundamentals remain depressed. In the event that the United States economic performance contracts, it is likely that the financial results of middle market companies, like those in which we invest, could experience deterioration or limited growth, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions, which could also have a negative impact on our future results.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. Moreover, there are concerns that the recent economic slowdown in China could have a negative impact on markets throughout the world. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Risks Related to our Investments

Economic recessions or downturns could impair our portfolio companies, which would harm our operating results.

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

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Stellus Capital Management’s allocation policy.

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

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or BBA, in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations and reviews of the framework for the setting of LIBOR by regulators and governmental authorities in various jurisdictions are ongoing. In this regard, the administration of LIBOR is now the responsibility of NYSE Euronext Rates Administration Limited.

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

Shares of closed-end investment companies, including business development companies, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. On July 7, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2014 Annual Meeting of Stockholders and the date of the Company’s 2015 Annual Meeting of Stockholders, which is expected to be held in June 2015. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock.

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

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

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

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

The market price of our securities may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, business development companies and SBICs;
•	loss of our qualification as a RIC or business development company or the status of our SBIC subsidiary as a SBIC;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of Stellus Capital Management’s key personnel;
•	operating performance of companies comparable to us; and
•	general economic trends and other external factors.

Sales of substantial amounts of our common stock may have an adverse effect on the market price of our common stock.

As of December 31, 2014 we had 12,479,962 shares of common stock outstanding. On December 12, 2014, the SEC declared effective our shelf registration statement on Form N-2 (File No. 333-189938), allowing us to offer, from time to time, up to $300 million worth of our common stock, preferred stock, subscription rights, debt securities, or warrants representing rights to purchase shares of our common stock, preferred stock or debt securities on terms to be determined at the time of the offering. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Risks Relating to Our Debt Securities

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The Notes are not and will not be secured by any of our assets or any of the assets of any future subsidiaries and rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2014 we had $106.5 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in discretion. Accordingly, we cannot assure you that a liquid trading market will develop for the Notes. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed.

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

As of December 31, 2014, we had approximately $106.5 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 4400 Post Oak Parkway, Suite 2200, Houston, Texas. We also maintain an office in the Washington, D.C. area. All locations are provided to us by Stellus Capital Management pursuant to the administration agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate conducting it.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “SCM.” The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange for each fiscal quarter since our IPO on November 8, 2012:

	Price Range
	High	Low
Fiscal 2012
Fourth quarter (from November 8, 2012 through December 31, 2012)	$18.21	$14.09
Fiscal 2013
First quarter (from January 1, 2013 through March 31, 2013)	$16.98	$14.23
Second quarter (from April 1, 2013 through June 30, 2013)	$15.35	$14.10
Third quarter (from July 1, 2013 through September 30, 2013)	$15.39	$14.67
Fourth quarter (from October 1, 2013 through December 31, 2013)	$15.62	$14.28
Fiscal 2014
First quarter (from January 1, 2014 through March 31, 2014)	$15.06	$14.17
Second quarter (from April 1, 2014 through June 30, 2014)	$14.71	$13.17
Third quarter (from July 1, 2014 through September 30, 2014)	$14.75	$13.73
Fourth quarter (from October 1, 2014 through December 31, 2014)	$14.44	$11.78
Fiscal 2015
First quarter (from January 1, 2015 through March 4, 2015)	$11.80	$12.68

The last reported sale price for our common stock on the New York Stock Exchange on March 4, 2015 was $12.44 per share. As of March 4, 2015, we had 19 shareholders of record.

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

Dividends

Our dividends, if any, are determined by our board of directors. We have elected and qualified to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

The following table reflects the distributions per share that our board of directors has declared on our common stock since our IPO in November 2012, none of which are expected to include return of capital:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2012
December 7, 2012	December 21, 2012	December 27, 2012	$0.1812
Fiscal 2013
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 6, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 25, 2013	December 9, 2013	December 23, 2013	$0.3400
Fiscal 2014
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 7, 2014	July 31, 2014	August 15, 2014	$0.1133
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
Fiscal 2015
January 22, 2015	February 2, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
Total			$3.3057

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we issued a total of 29,573 shares of common stock under the DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $398,505.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from inception through March 4, 2015. The graph assumes that, at inception, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

DOLLARS
165.0
155.0
145.0
135.0
125.0
115.0
105.0
95.0
11/7/12
3/8/13
7/7/13
11/5/13
3/6/14
7/5/14
11/3/14
3/4/15
SCM
S&P 500
Russell 2000 Fin Serv.

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

The following selected financial data for the years ended December 31, 2014 and 2013 and for the period from Inception (May 18, 2012) through December 31, 2102, set forth below was derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Total investment income	$32,324,847	$29,400,736	$3,696,432
Total expenses, net of fee waiver	$15,812,750	$13,389,007	$2,392,076
Net investment income	$16,512,097	$16,011,729	$1,304,356
Net increase in net assets resulting from operations	$10,179,142	$17,544,997	$1,298,424
Per Share Data:
Net asset value	$13.94	$14.54	$14.45
Net investment income	$1.34	$1.33	$0.11
Net increase in net assets resulting from operations	$0.83	$1.45	$0.11
Distributions declared	$1.36	$1.43	$0.18

Balance Sheet Data:	At December 31, 2014	At December 31, 2013	At December 31, 2012
Investments at fair value	$315,955,434	$277,504,510	$195,451,256
Cash and cash equivalents	$2,046,563	$13,663,542	$62,131,686
Total assets	$327,061,935	$298,128,305	$262,542,977
Total liabilities	$153,112,483	$122,236,791	$88,697,022
Total net assets	$173,949,452	$175,891,514	$173,845,955
Other Data:
Number of portfolio companies at period end	32	26	15
Weighted average yield on debt investments at period end(1)	10.9%	11.4%	12.5%

(1)	Computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Stellus Capital Management;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Stellus Capital Management to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Stellus Capital Management to attract and retain highly talented professionals;
•	our ability to maintain our qualification as a RIC and as a BDC and our SBIC subsidiary as a SBIC; and
•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

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

We are an externally managed, non-diversified, closed-end investment management company that has elected and qualified to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements.

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

We have elected and qualified to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2014, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of December 31, 2014, we had $316.0 million (at fair value) invested in 32 companies. As of December 31, 2014, our portfolio included approximately 24% of first lien debt, 32% of second lien debt, 41% of mezzanine debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$76,188,958	$75,529,963
Senior Secured – Second Lien	102,353,436	101,556,898
Unsecured Debt	135,536,203	129,276,255
Equity	7,876,883	9,602,318
Total Investments	$321,955,480	$315,965,434

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2014 and December 31, 2013, the Company had three such investments with aggregate unfunded commitments of $10.9 million and $20.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
Software	$41,302,041	$41,553,615	13.15%
Healthcare & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,870,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Construction & Building	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
Software	$48,570,692	$48,805,898	17.59%
Healthcare & Pharmaceuticals	35,707,711	35,874,461	12.93%
High Tech Industries	35,211,794	35,318,243	12.73%
Telecommunications	33,269,455	33,491,491	12.07%
Transportation: Cargo	17,883,754	18,181,901	6.55%
Beverage, Food, & Tobacco	16,689,794	17,000,000	6.13%
Services: Business	16,910,423	16,910,423	6.09%
Media: Broadcasting & Subscription	13,339,965	13,532,500	4.88%
Finance	12,242,889	12,491,250	4.50%
Services: Consumer	13,133,228	11,395,293	4.10%
Retail	10,176,677	10,176,677	3.67%
Consumer Goods: Non-Durable	9,669,695	9,738,000	3.51%
Energy: Oil & Gas	9,538,738	9,700,000	3.49%
Metals & Mining	4,659,651	4,888,373	1.76%
	$277,004,466	$277,504,510	100.00%

At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.1 million and $9.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.4 million and $22.9 million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $10.7 million and $10.7 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.3 million and $22.3 million, respectively.

At December 31, 2014, 56% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 44% bore interest at fixed rates. At December 31, 2013, 58% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 42% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2014 and December 31, 2013 was approximately 10.9% and 11.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of December 31, 2014 and December 31, 2013, we had cash of $2.0 million and $3.7 million, respectively, and United States Treasury securities of approximately $0 and $10.0 million, respectively. The United States Treasury securities were purchased and temporarily held in 2013 in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

During the year ended December 31, 2014, we made $98.0 million of investments in 11 new portfolio companies and three existing portfolio companies. During the year ended December 31, 2014, we received $54.9 million in proceeds from repayments and sales of our investments, including $1.7 million from amortization of certain other investments.

During the year ended December 31, 2013, we made $176.4 million of investments in 16 new portfolio companies and six existing portfolio companies. During the year ended December 31, 2013, we received $97.4 million in proceeds from repayments and sales of our investments, including $3.5 million from amortization of certain other investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment ranking system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2014			As of December 31, 2013
Investment Category	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$21.6	7%	1	$21.1	8%	2
2	259.6	82%	27	236.6	85%	22
3	27.5	9%	3	8.4	3%	1
4	—	0%	—	11.4	4%	1
5	7.3	2%	1	—	—	—
Total	$316.0	100%	32	$277.5	100%	26

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2014, we had one loan on non-accrual status, which represents approximately 4.1% of the loan portfolio at cost and 2.3% at fair value. As of December 31, 2013, we had no loans on non-accrual status.

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

Comparison of the Years ended December 31, 2014, 2013, and 2012

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

The following shows the breakdown of investment income for the years ended December 31, 2014 and 2013, and the period from Inception (May 18, 2012) through December 31, 2012 (in millions).

	Year ended December 31, 2014	Year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Interest income	$30.9	$26.9	$3.7
PIK Interest	0.7	1.1	0.0
Miscellaneous fees	0.7	1.4	—
Total	$32.3	$29.4	$3.7

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

The following shows the breakdown of operating expenses for the years ended December 31, 2014 and 2013, and the period from Inception (May 18, 2012) through December 31, 2012 (in millions).

	Year ended December 31, 2014	Year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Operating Expenses
Management fees	$5.2	$4.2	$0.5
Valuation Fees	0.4	0.5	0.2
Administrative services expenses	1.2	0.9	0.1
Incentive fees(a)	3.1	3.8	—
Professional fees	0.7	0.6	0.7
Directors’ fees	0.4	0.4	0.1
Insurance expense	0.5	0.5	0.1
Interest expense and other fees	5.3	3.1	0.3
Credit facility fees	—	—	0.3
Other general and administrative	0.4	0.3	0.1
Total Operating Expenses	$17.2	$14.3	$2.4
Waiver of Incentive Fees	(1.4)	(1.0)	—
Total expenses, net of fee waivers	$15.8	$13.4	$2.4

(a)	For the years ended December 31, 2014 and 2013, incentive fees include the effect of the Capital Gains Incentive Fee of ($0.3) million and $0.3 million.

The increase in operating expenses for the respective periods was primarily due to an increase in interest expense due to the issuance of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”) and an increase in management fees, which was attributable to our growing portfolio.

For the year ended December 31, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% based on the price per share of our common stock of $15.00, the price to the public in our initial public offering. For the year ended December 31, 2013, the Advisor waived Investment Income Incentive Fees of $1.0 million. While under no obligation to do so, the Advisor agreed to waive incentive fees of $1.4 million for the year ended December 31, 2014. Such waiver in no way implies that the Advisor will agree to waive incentive fees in any future period.

Net Investment Income

Net investment income was $16.5 million, or $1.34 per common share based on weighted-average of 12,281,178 common shares outstanding for the year ended December 31, 2014, as compared to $16.0 million, or $1.33 per common share based on weighted-average of 12,059,293 common shares outstanding for the year ended December 31, 2013 and $1.3 million, or $0.11 per common share based on a weighted average of 1,298,424 common shares outstanding for the period from Inception (May 18, 2012) through December 31, 2012.

The increase in net investment income is primarily the result our growing portfolio, which was partially offset by the increase in interest and fees due to the issuance of the Notes.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from sales and repayments on investments for the year ended December 31, 2014 totaled $54.9 million and net realized gains totaled $0.4 million. Proceeds from sales and repayments on investments for the year ended December 31, 2013 totaled $97.4 million and net realized gains totaled $1.0 million. We did not recognize any realized gains or losses on our investments during the period from Inception (May 18, 2012) through December 31, 2012.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the year ended December 31, 2014 and 2013 and the period from Inception (May 18, 2012) through December 31, 2012 totaled ($6.5) million, $0.5 million, and $6 thousand, respectively.

The change in unrealized appreciation (depreciation) was due primarily to unrealized depreciation on our one non-accrual investment as well as unrealized depreciation on other investments in the portfolio due to a widening of market interest rate spreads.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2014, we recognized a provision for income tax on unrealized gain on investments of $0.3 million for the Taxable Subsidiaries. For the year ended December 31, 2013 and the period from Inception (May 18, 2012) through December 31, 2012, we recognized no income tax or benefit related to the taxable subsidiaries. As of December 31, 2014, $0.3 million were included in the deferred tax liability on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $10.2 million, or $0.83 per common share based on weighted-average of 12,281,178 common shares outstanding for the year ended December 31, 2014, as compared to $17.5 million, or $1.45 per common share based on weighted-average of 12,059,293 common shares outstanding for the year ended December 31, 2013 and $1.3 million, or $0.11 per common share based on a weighted average of 12,035,023 common shares outstanding for the period from Inception (May 18, 2012) through December 31, 2012.

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

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $27.2 million for the year ended December 31, 2014, primarily in connection with the purchase of portfolio investments. Our financing activities for the year ended December 31, 2014 provided cash of $15.6 million primarily from the issuance of the Notes and our SBA-guaranteed debentures.

Our operating activities used cash of $68.4 million for the year ended December 31, 2013, primarily in connection with purchase of portfolio investments. Our financing activities for the year ended December 31, 2013 provided cash of $19.9 million primarily due to increased borrowing under the revolving credit facility with various lenders (the “Credit Facility”,) offset by repayments of the short-term loan.

Our operating activities used cash of $162.4 million for the period from Inception (May 18, 2012) through December 31, 2012, primarily in connection with the purchase of investments, including the initial investment portfolio we acquired immediately prior to our IPO from a private investment fund to which the D. E. Shaw group serves as investment adviser and Stellus Capital Management serves as a non-discretionary sub-adviser. Our financing activities provided cash of $224.5 million primarily from our IPO and borrowings under the Credit Facility.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of December 31, 2014 and December 31, 2013, our asset coverage ratio was 232% and 248%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2014 and December 31, 2013, we had cash and cash equivalents of $2.0 million and $1.6 million, respectively, and United States Treasury securities of approximately $0 million and $10.0 million, respectively.

Credit Facility

On November 7, 2012, we entered into the Credit Facility. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. On July 30, 2013, we partially exercised the accordion feature under our Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000 which increased the total commitment to $135,000,000 under the Credit Facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitments from a new participant in the bank group in the amount of $15,000,000 which increased the total commitment to $150,000,000 under the Credit Facility.

On November 21, 2014, we entered into the First Amendment (the “Amendment”) to the Credit Facility, with SunTrust Bank, as a lender and the administrative agent, and the lenders named therein. The Amendment, among other things, (i) extended the maturity date of the Credit Facility from November 14, 2016 to October 1, 2018; (ii) extended the revolving period from November 12, 2015 to October 1, 2017; and (iii) reduced the applicable margin rate for LIBOR-based loans from 3.00% per annum to 2.625% per annum and reduced the applicable margin rate for other loans, which are based on an alternative reference rate, (b) a federal funds effective rate plus 0.50%, and (c) the rate per annum equal to 1% plus one-month LIBOR), from 2.00% per annum to 1.625% per annum. The Amendment also reduced the initial aggregate commitments under the Credit Facility to $120,000,000, but included an accordion feature allowing us to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

In addition, the Amendment provided for the prepayment in full of the pro rata portion of loans owing to State Street Bank and Trust Company, which ceased to be a lender under the Credit Facility after such prepayment.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2014, we were in compliance with these covenants.

Borrowings under the Credit Facility, as amended, bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.625% with no LIBOR floor or (ii) 1.625% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility, as amended, will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 12, 2018.

As of December 31, 2014 and December 31, 2013, $106.5 million and $110.0 million was outstanding under the Credit Facility, respectively. The Company incurred costs of $2.0 million in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $0.1 million in connection with the $20 million commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $0.1 million in connection with the final $15 million commitment increase. Additionally, we incurred $0.7 million in connection with the Amendment during the year ended December 31, 2014. As of December 31, 2014 and December 31, 2013, $1.7 million and $1.6 million of such prepaid loan structure fees had yet to be amortized, respectively.

For the year ended December 31, 2014 the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $4.1 million for the year ended December 31, 2014, of which $3.3 million was interest expense, $0.6 million was amortization of loan fees paid on the Credit Facility, $0.2 million related to commitment fees on the unused portion of the Credit Facility, and $49 thousand related to loan administration fees. The Company paid $3.6 million in interest expense and unused commitment fees for the year ended December 31, 2014. The average borrowings under the Credit Facility for the year ended December 31, 2014 were $103.7 million.

For the year ended December 31, 2013 the weighted average effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.6% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $3.1 million for the year ended December 31, 2013, of which $2.3 million was interest expense, $0.5 million was amortization of loan fees paid on the Credit Facility, $0.3 million related to commitment fees on the unused portion of the Credit Facility, and $50 thousand related to loan administration fees. The Company paid $2.4 million in interest expense and unused commitment fees for the year ended December 31, 2013. The average borrowings under the Credit Facility for the year ended December 31, 2013 were $68.4 million.

For the period from Inception (May 18, 2012) through December 31, 2012 the weighted average effective interest rate under the Credit Facility was approximately 3.6% (approximately 5.7%) including commitment fees on the unused portion of the Credit Facility). The Company recorded interest and fee expense of $0.3 million for the period ended December 31, 2012, of which $0.2 million was interest expense, $0.1 million related to commitment fees on the unused portion of the Credit Facility and $19 thousand related to other loan fees. The average borrowings under the Credit Facility for the period ended December 31, 2012 were $25.0 million.

Notes Offering

On May 5, 2014, the Company closed a public offering of notes which mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016 (the “Notes”). The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. As of December 31, 2014 the carrying amount of the Notes was approximately $25.0 million. As of December 31, 2014, the fair value of the Notes were $25.1 million. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the notes of which $0.8 million remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities as of December 31, 2014.

SBA-Guaranteed Debentures

As of December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital and had $16.25 million of SBA-guaranteed debentures outstanding. These debentures are set to pool in March 2015 at which point an interest rate will be fixed. The weighted average annualized interim financing rate on the outstanding debentures was 0.946%. There were no debentures outstanding as of December 31, 2013.

As of December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with Accounting Standards Board Accounting Standard Codification 820, Fair Value Measurements and Disclosures, or “ASC 820.”, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

For the year ended December 31, 2014, the Company incurred $719,063 in financing costs related to the SBA-guaranteed debentures, which were recorded as prepaid loan fees. As of December 31, 2014, $681,947 of prepaid financing costs had yet to be amortized.

For the year ended December 31, 2014, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA-guaranteed debentures were as follows:

For the year ended December 31, 2014
SBA-guaranteed debentures interest	$27,372
Amortization of deferred financing costs	37,116
Total interest and fees expense	$64,488
Weighted average stated interest rate	0.946%

As of December 31, 2014, no interest has been paid on the SBA-guaranteed debentures.

Contractual Obligations

As of December 31, 2014, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2015	2016	2017	2018	2019	2020 and thereafter
	(dollars in thousands)
Credit facility payable	$106,500	$—	$—	$—	$106,500	$—	$—
Notes payable	$25,000	—	—	—	—	$25,000	—
SBA-guaranteed debentures	$16,250	—	—	—	—	—	$16,250
	$147,750	$—	$—	$—	$106,500	$25,000	$16,250

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2014, our off-balance sheet arrangements consisted of $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies. As of December 31, 2013, our off-balance sheet arrangements consisted of $20.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

Regulated Investment Company Status and Dividends

We have elected and qualified to be treated as a RIC under Subchapter M of the Code. So long as we maintain our status as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in the Credit Facility. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

Valuation of portfolio investments

As a business development company, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the years ended December 31, 2014 and December 31, 2013, 56% and 58%, or 25 and 19 of the loans in our portfolio bore interest at floating rates, respectively. For the year ended December 31, 2014, 22 of the 25 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2014, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $328,000 due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2013 and December 31, 2014, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of December 31, 2014, we had not entered into any interest rate hedging arrangements. At December 31, 2014, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $1.0 million for the year ended December 31, 2014.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	77
Consolidated Statements of Assets and Liabilities as of December 31, 2014 and December 31, 2013	78
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 and the period from Inception (May 18, 2012) through December 31, 2012	79
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2014 and 2013 and the period from Inception (May 18, 2012) through December 31, 2012	80
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and the period from Inception (May 18, 2012) through December 31, 2012	81
Consolidated Schedule of Investments as of December 31, 2014 and December 31, 2013	83
Notes to the Consolidated Financial Statements	90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stellus Capital Investment Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the schedule of investments as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the years ended December 31, 2014 and 2013 and the period from inception (May 18, 2012) to December 31, 2012. These financial statements and financial highlights (See Note 8) are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2014 and 2013, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stellus Capital Investment Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013 and the period from inception (May 18, 2012) to December 31, 2012 and the financial highlights for the years ended December 31, 2014 and 2013 and the period from inception (May 18, 2012) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, TX
March 9, 2015

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $321,955,480 and $277,004,466, respectively)	$315,965,434	$277,504,510
Cash and cash equivalents	2,046,563	13,663,542
Interest receivable	5,082,665	4,713,912
Deferred offering costs	261,761	205,165
Deferred financing costs	828,956	—
Accounts receivable	696	—
Receivable for affiliated transaction	—	43,450
Prepaid loan fees on SBA Debentures	681,947	—
Prepaid loan structure fees	1,774,630	1,586,405
Prepaid expenses	419,283	411,321
Total Assets	$327,061,935	$298,128,305
LIABILITIES
Notes Payable	25,000,000	—
Credit facility payable	106,500,000	110,000,000
SBA Debentures	16,250,000	—
Short-term loan	—	9,000,000
Dividends payable	1,413,983	—
Base management fees payable	1,360,019	1,176,730
Incentive fees payable	1,121,556	1,056,942
Interest payable	346,204	234,051
Directors' fees payable	—	96,000
Unearned revenue	157,403	146,965
Deferred tax liability	288,122	—
Administrative services payable	591,744	263,225
Other accrued expenses and liabilities	83,452	262,878
Total Liabilities	153,112,483	122,236,791
Commitments and contingencies (Note 7)
Net Assets	$173,949,452	$175,891,514
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,479,962 and 12,099,022 shares issued and outstanding, as of December 31, 2014 and December 31, 2013 respectively)	$12,480	$12,099
Paid-in capital	180,994,783	175,614,738
Accumulated undistributed net realized gain	—	1,027,392
Distributions in excess of net investment income	(779,643)	(1,262,659)
Net unrealized appreciation (depreciation) on investments and cash equivalents, net of provision for taxes of $288,122 and $0 as of December 31, 2014 and December 31, 2013, respectively	(6,278,168)	499,944
Net Assets	$173,949,452	$175,891,514
Total Liabilities and Net Assets	$327,061,935	$298,128,305
Net Asset Value Per Share	$13.94	$14.54

See notes to consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
INVESTMENT INCOME
Interest income	$31,637,094	$27,995,486	$3,696,432
Other income	687,753	1,405,250	—
Total Investment Income	32,324,847	29,400,736	3,696,432
OPERATING EXPENSES
Management fees	$5,202,990	$4,242,608	$527,034
Valuation fees	384,957	497,228	184,500
Administrative services expenses	1,195,566	883,050	103,482
Incentive fees	3,122,890	3,816,840	—
Professional fees	744,547	649,863	734,365
Directors' fees	373,000	350,000	109,439
Insurance expense	482,963	468,046	79,279
Interest expense and other fees	5,315,325	3,123,701	282,629
Credit facility fees	—	—	317,594
Other general and administrative expenses	389,738	314,196	53,754
Total Operating Expenses	17,211,976	14,345,532	2,392,076
Waiver of Incentive Fees	(1,399,226)	(956,525)	—
Total expenses, net of fee waivers	15,812,750	13,389,007	2,392,076
Net Investment Income	16,512,097	16,011,729	1,304,356
Net Realized Gain on Investments and Cash Equivalents	445,157	1,027,392	—
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	(6,489,990)	505,876	(5,932)
Benefit/(Provision) for taxes on unrealized gain on investments	(288,122)	—	—
Net Increase in Net Assets Resulting from Operations	$10,179,142	$17,544,997	$1,298,424
Net Investment Income Per Share	$1.34	$1.33	$0.11
Net Increase in Net Assets Resulting from Operations Per Share	$0.83	$1.45	$0.11
Weighted Average Shares of Common Stock Outstanding	12,281,178	12,059,293	12,035,023

See notes to consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Increase in Net Assets Resulting from Operations
Net investment income	$16,512,097	$16,011,729	$1,304,356
Net realized gain on investments and cash equivalents	445,157	1,027,392	—
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	(6,489,990)	505,876	(5,932)
Benefits/(Provision) for taxes on unrealized gain on investments	(288,122)	—	—
Net Increase in Net Assets Resulting from Operations	10,179,142	17,544,997	1,298,424
Stockholder distributions from:
Net investment income	$(16,029,081)	$(16,399,402)	$(2,179,342)
Net realized capital gains	$(1,472,549)	$—	$—
Net decrease in net assets resulting from stockholder distributions	(17,501,630)	(16,399,402)	(2,179,342)
Capital share transactions
Issuance of common stock	5,087,335	—	180,409,145
Reinvestments of stockholder distributions	398,505	899,964	112,948
Sales load	(75,510)	—	(4,959,720)
Offering costs	(29,904)	—	(835,500)
Net increase in net assets resulting from capital share transactions	5,380,426	899,964	174,726,873
Total increase (decrease) in net assets	(1,942,062)	2,045,559	173,845,955
Net assets at beginning of year/period	175,891,514	173,845,955	—
Net assets at end of year/period (includes $779,643, $1,262,659 and $874,986 of distributions in excess of net investment income)	$173,949,452	$175,891,514	$173,845,955
Distributions per share	$1.43	$1.36	$0.18

See notes to consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$10,179,142	$17,544,997	$1,298,424
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(97,954,324)	(176,445,413)	(232,708,419)
Proceeds from sales and repayments of investments	54,870,360	97,437,434	66,458,112
Net change in unrealized (appreciation) depreciation on investments	6,490,090	(504,459)	4,415
Increase in investments due to PIK	(730,036)	(1,073,588)	(18,044)
Net amortization of premium and accretion of discount	(686,985)	(436,582)	(28,175)
Amortization of loan structure fees	607,404	568,086	67,595
Amortization of deferred financing costs	90,614	—	—
Amortization of loan fees on SBIC debentures	37,117	—	—
Net realized gain on investments	(450,031)	(1,030,646)	—
Changes in other assets and liabilities
Increase in interest receivable	(368,753)	(2,140,081)	(2,573,831)
Decrease (increase) in receivable for affiliated transaction	43,450	(43,450)	—
Increase in accounts receivable	(696)	—	—
Increase (decrease) in prepaid expenses and fees	(7,962)	27,063	(438,384)
Increase (decrease) in payable for investments purchased	—	(4,750,000)	4,750,000
Increase in management fees payable	183,289	649,696	527,034
Increase (decrease) in directors' fees payable	(96,000)	66,548	29,452
Increase in incentive fees payable	64,614	1,056,942	—
Increase in administrative services payable	328,519	—	—
Increase in interest payable	112,153	167,574	66,477
Increase in unearned revenue	10,438	146,965	—
Increase in deferred tax liability	288,122	—	—
Increase (decrease) in other accrued expenses and liabilities	(179,426)	350,110	175,993
Net cash used in operating activities	$(27,168,901)	$(68,408,804)	$(162,389,351)

See notes to consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Cash flows from financing activities
Borrowings on bridge note	$—	$—	$156,000,000
Payments on bridge note	—	—	(156,000,000)
Proceeds from notes issued	25,000,000	—	—
Proceeds from SBA Debentures	16,250,000	—	—
Financing costs paid on Notes issued	(919,570)	—	—
Financing costs paid on Credit Facility	(795,628)	(206,671)	(2,015,415)
Financing costs paid on SBA Debentures	(719,063)	—	—
Proceeds from the issuance of common stock	5,116,985	—	151,250,000
Sales load for common stock issued	(75,510)	—	(4,959,720)
Offering costs	(116,150)	(352,288)	(688,377)
Stockholder distributions paid	(15,689,142)	(15,499,438)	(2,066,394)
Borrowings under credit facility	105,250,000	159,000,000	71,000,000
Repayments of credit facility	(108,750,000)	(87,000,000)	(33,000,000)
Repayments of short-term loan	(9,000,000)	(85,000,576)	45,000,943
Borrowings on short-term loan	—	48,999,633
Net cash provided by financing activities	15,551,922	19,940,660	224,521,037
Net increase (decrease) in cash and cash equivalents	(11,616,979)	(48,468,144)	62,131,686
Cash and cash equivalents balance at beginning of year/period	13,663,542	62,131,686	—
Cash and cash equivalents balance at end of year/period	$2,046,563	$13,663,542	$62,131,686
Supplemental and non-cash financing activities
Purchase of portfolio companies through the issuance of common stock	—	—	$29,159,145
Accrued deferred offering costs	—	—	$147,123
Shares issued pursuant to Dividend Reinvestment Plan	$398,505	$899,964	112,948
Interest expense paid	$4,465,618	$2,377,282	$141,205

See notes to consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2014

Investments	Footnotes	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products and Equipment, LLC, et al		Deer Park, TX
Term Loan-Second Lien, L+10.5%, LIBOR floor 1.00%, due 3/5/2020	(3)	Chemicals, Plastics, and Rubber	$4,507,500	$4,421,407	$4,403,897	2.53%
APE Holdings, LLC Class A Units	(4)(5)		375,000 units	375,000	393,901	0.23%
Total				4,796,407	4,797,798	2.76%
Atkins Nutritionals Holdings II, Inc.		Denver, CO
Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019	(3)	Beverage, Food, & Tobacco	$8,000,000	7,874,910	7,950,000	4.57%
ATX Networks Holdings Intermediate Corp., et al		West Ajax, Ontario
Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016	(5)(6)	High Tech Industries	$21,636,242	21,636,242	21,610,661	12.42%
Binder & Binder National Social Security Disability Advocates, LLC		Hauppauge, NY
Term Loan-Unsecured, 13.00% cash, 2.00% PIK, 2.00% Default Rate, due 2/27/2016	(4)(6)(7)	Services: Consumer	$13,200,354	13,200,354	7,260,195	4.17%
Blackhawk Mining, LLC		Lexington, KY
Term Loan-First Lien, 12.50%, due 10/9/2016		Metals & Mining	$4,498,878	4,256,857	4,261,882	2.45%
Blackhawk Mining, LLC Class B Units	(4)		36 units	214,286	640,608	0.37%
Total				4,471,143	4,902,490	2.82%
Calero Software, LLC, et al		Rochester, NY
Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 6/5/2019	(3)	Telecommunications	$10,000,000	9,830,259	9,761,825	5.61%
Managed Mobility Holdings, LLC Partnership Units	(4)		8,507 units	500,000	301,481	0.17%
Total				10,330,259	10,063,306	5.78%
Colford Capital Holdings, LLC		New York, NY
Term Loan-Unsecured, 12.25%, due 5/31/2018	(5)	Finance	$14,500,000	14,245,652	14,500,000	8.34%
Digital Payment Technologies Corp.		Burnaby, British Columbia
Term Loan-First Lien, L + 8.50%, LIBOR floor 1.00%, due 1/31/2019	(3)(5)(8)	Transportation & Logistics	$2,927,604	2,890,453	2,876,391	1.65%
Eating Recovery Center, LLC		Denver, CO
Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018	(6)	Healthcare & Pharmaceuticals	$18,400,000	18,124,295	17,903,238	10.29%
ERC Group Holdings LLC Class A Units	(4)(5)		17,820 units	1,674,648	2,285,208	1.31%
Total				19,798,943	20,188,446	11.60%
Empirix Inc.		Billerica, MA
Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 5/1/2020	(3)(9)	Software	$21,407,850	21,039,609	20,952,105	12.05%
Empirix Holdings I, Inc. Common Shares, Class A	(4)		1,304 shares	1,304,232	1,884,617	1.08%
Empirix Holdings I, Inc Common Shares, Class B	(4)		1,317,406 shares	13,174	19,036	0.01%
Total				22,357,015	22,855,758	13.14%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

Investments	Footnotes	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
EOS Fitness Opco Holdings, LLC		Phoenix, AZ
Term Loan-First Lien, L + 8.75%, LIBOR floor 0.75%, due 12/30/2019	(3)	Hotel, Gaming & Leisure	$3,500,000	$3,430,038	$3,430,038	1.97%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)		118 units	117,673	117,673	—
EOS Fitness Holdings, LLC Class B Common Units	(4)		3,017 units	3,017	3,017	0.07%
Total				3,550,728	3,550,728	0.07%
Glori Energy Production Inc.		Houston, TX
Term Loan-First Lien, L + 10.00%, LIBOR floor 1.00%, due 3/14/2017	(3)	Energy: Oil & Gas	$2,904,667	2,861,646	2,828,561	1.63%
Grupo HIMA San Pablo, Inc., et al		San Juan, PR
Term Loan-Second Lien, 13.75%, due 7/31/2018		Healthcare & Pharmaceuticals	$4,000,000	3,850,227	3,772,574	2.17%
Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/31/2018	(3)		$4,912,500	4,845,648	4,820,705	2.77%
Total				8,695,875	8,593,279	4.94%
Help/Systems Holdings Inc., et al		Eden Prairie, MN
Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.00%, due 6/28/2020	(3)	Software	$15,000,000	14,809,640	14,562,471	8.37%
Hollander Sleep Products, LLC		Boca Raton, FL
Term Loan-First Lien, L + 8.00%, LIBOR floor 1.00%, due 10/21/2020	(3)	Services: Consumer	$7,500,000	7,391,025	7,391,025	4.25%
Dream II Holdings, LLC Class A Units	(4)(5)		250,000 units	250,000	250,000	0.14%
Total				7,641,025	7,641,025	4.39%
Hostway Corp.		Chicago, Il
Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 12/13/2020	(3)	High Tech Industries	$6,750,000	6,629,074	6,611,309	3.80%
HUF Worldwide, LLC		Los Angeles, CA
Term Loan-First Lien, L + 9.00%, LIBOR floor 0.50%, due 10/22/2019	(3)(10)	Retail	$15,550,000	15,250,282	15,250,282	8.77%
HUF Holdings, LLC Common Shares Class A Units	(4)(5)		500,000 units	500,000	500,000	0.29%
Total				15,750,282	15,750,282	9.06%
Livingston International, Inc.		Toronto, Ontario
Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020	(3)(5)	Transportation: Cargo	$6,841,739	6,729,555	6,583,144	3.79%
Momentum Telecom Inc., et al		Birmingham, AL
Term Loan-First Lien, L + 8.50%, LIBOR floor 1.00%, due 3/10/2019	(3)	Media: Broadcasting & Subscription	$16,055,296	15,768,379	15,697,580	9.03%
MBS Holdings, Inc. Series E Preferred Stock	(4)		2,774,695 shares	1,000,000	1,000,000	0.58%
Total				16,768,379	16,697,580	9.61%
OG Systems, LLC		Chantilly, Virginia
Term Loan-Unsecured, L + 10.00% cash, 1.00% PIK, LIBOR floor 1.00%, due 1/22/2020	(3)(6)	Services: Government	$4,018,020	3,945,027	3,944,949	2.27%
OGS Holdings, Inc. Series A Convertible Preferred Shares	(4)		11,521 shares	50,000	59,016	0.03%
Total				3,995,027	4,003,965	2.30%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

Investments	Footnotes	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Refac Optical Group, et al		Blackwood, NJ
Revolver-First Lien, L + 8.50%, due 9/30/2018	(11)(12)	Retail	$400,000	400,000	379,903	0.22%
Term A Loan-First Lien, L + 7.50% cash, 1.00% PIK, due 9/30/2018	(6)(11)		$2,699,130	2,699,130	2,563,516	1.47%
Term B Loan-First Lien, L + 8.50% cash, 2.75% PIK, due 9/30/2018	(6)(11)		$6,267,221	6,267,221	5,889,617	3.39%
Total				9,366,351	8,833,036	5.08%
Securus Technologies Holdings, Inc.		Dallas, TX
Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021	(3)	Telecommunications	$8,500,000	8,440,701	8,372,500	4.81%
Skopos Financial, LLC		Irving, TX
Term Loan-Unsecured, 12.00%, due 1/31/2019	(5)	Finance	$20,000,000	19,633,964	19,711,228	11.33%
Skopos Financial Group, LLC Class A Units	(4)(5)		970,159 units	1,000,000	1,193,744	0.69%
Total				20,633,964	20,904,972	12.02%
Snowman Holdings, LLC, et al		Lebanon, IN
Term Loan-Unsecured, 12.50%, due 2/15/2019		Transportation: Cargo	$11,169,118	11,169,118	11,075,297	6.37%
SPM Capital, LLC		Bloomington, MN
Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017	(3)	Healthcare & Pharmaceuticals	$7,331,250	7,237,826	7,264,072	4.18%
SQAD, LLC		Tarrytown, NY
Term Loan-Unsecured, 11.00% cash, 1.25% PIK, due 4/30/2019	(6)	Media: Broadcasting & Subscription	$7,063,941	6,957,560	6,922,931	3.98%
SQAD Holdco, Inc. Preferred Shares, Series A	(4)		5,624 shares	562,368	633,616	0.37%
SQAD Holdco, Inc. Common Shares	(4)		5,800 shares	62,485	70,402	0.04%
Total				7,582,413	7,626,949	4.39%
Studer Group, LLC (The)		Gulf Breeze, FL
Term Loan-Unsecured, 12.00%, due 1/31/2019		Services: Business	$16,910,423	16,910,423	16,822,698	9.67%
T2 Systems, Inc.		Indianapolis, IN
Term Loan-First Lien, L + 8.50%, LIBOR floor 1.00%, due 1/31/2019	(3)(8)	Transportation & Logistics	$2,927,604	2,890,453	2,876,391	1.65%
Telecommunications Management, LLC		Sikeston, MO
Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/2020	(3)	Media: Broadcasting & Subscription	$5,000,000	4,958,664	4,927,516	2.83%
Telular Corp.		Chicago, IL
Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020	(3)	High Tech Industries	$7,500,000	7,405,985	7,305,499	4.20%
Vandelay Industries Finance, LLC, et al		La Vergne, TN
Term Loan-Second Lien, 10.75% cash, 1.00% PIK, due 11/12/2019	(6)	Construction & Building	$2,500,000	2,478,019	2,468,671	1.42%
Woodstream Corporation		Lititz, PA
Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017		Consumer Goods: Non-Durable	$9,137,721	8,855,208	8,703,732	5.00%
Woodstream Group, Inc.		Lititz, PA
Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017		Consumer Goods: Non-Durable	$862,279	858,360	821,326	0.47%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

Investments	Footnotes	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Zemax, LLC		Redmond, WA
Term Loan-Second Lien, L + 10.00%, LIBOR floor 1.00%, due 4/23/2020	(3)	Software	$3,962,500	3,885,386	3,885,386	2.23%
Zemax Software Holdings, LLC Preferred Units	(4)		24,500 units	245,000	245,000	0.14%
Zemax Software Holdings, LLC Common Units	(4)		5,000 units	5,000	5,000	—
Total				4,135,386	4,135,386	2.37%
Total Non-controlled, non-affiliated investments				$321,955,480	$315,965,434	181.64%
Net Investments				$321,955,480	$315,965,434	181.64%
LIABILITIES IN EXCESS OF OTHER ASSETS					(141,927,538)	(81.64)%
NET ASSETS					$173,949,452	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled, non-affiliated investments and cash, but exclude $874,853 of cash and cash equivalents and $48,896,015 of investments (at par) that are in Stellus Capital SBIC LP. See Note 1 for discussion.
(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Investment was on non-accrual status as of January 1, 2014.
(8)	Digital Payment Technologies Corp. is the Canadian co-borrower of the term loan of T2 Systems, Inc.

(9)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $7,542,150, an interest rate of LIBOR plus 9.50%, LIBOR floor 1.00%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.50% per annum.
(10)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,750,000, an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement.
(12)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,600,000, an interest rate of LIBOR plus 8.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

Abbreviation Legend
Euro — Euro Dollar
L — LIBOR
PIK — Payment-In-Kind

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2013

Investments	Footnotes	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Aderant North America Inc.		Atlanta, GA
Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 6/20/2019		Software	$1,500,000	$1,480,112	$1,500,000	0.85%
Ascend Learning, LLC
Term Loan-Second Lien, Euro + 10.00%, Euro floor 1.50%, due 12/6/2017		Burlington, MA Software	$10,000,000	10,000,000	10,000,000	5.69%
Atkins Nutritionals Holdings II, Inc.		Denver, CO
Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.25%, due 4/3/2019		Beverage, Food, & Tobacco	$17,000,000	16,689,794	17,000,000	9.67%
ATX Networks Holdings Intermediate Corp., et al		West Ajax, Ontario
Term Loan-Unsecured, 12.00% cash, 2.00% PIK, due 5/12/2016	(3)(4)	High Tech Industries	$21,203,012	21,203,012	21,203,012	12.05%
Binder & Binder National Social Security Disability Advocates, LLC		Haupauge, NY
Term Loan-Unsecured, 13.00% cash, 2.00% PIK, due 2/27/2016	(3)	Services: Consumer	$13,133,228	13,133,228	11,395,293	6.48%
Blackhawk Mining, LLC		Lexington, KY
Term Loan-First Lien, 12.50%, due 10/9/2016		Metals & Mining	$4,806,071	4,445,365	4,547,024	2.59%
Blackhawk Mining, LLC Class B Units	(5)		36 units	214,286	341,349	0.19%
Total				4,659,651	4,888,373	2.78%
Calero Software, LLC, et al		Rochester, NY
Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 6/5/2019		Telecommunications	$10,000,000	9,802,547	9,802,547	5.57%
Managed Mobility Holdings, LLC Partnership Units	(5)		8,507 units	500,000	500,000	0.28%
Total				10,302,547	10,302,547	5.85%
Colford Capital Holdings, LLC		New York, NY
Term Loan-Unsecured, 12.25%, due 5/31/2018	(4)(6)	Finance	$12,500,000	12,242,889	12,491,250	7.1%
ConvergeOne Holdings Corp.		Eagan, MN
Term Loan-First Lien, L + 8.00%, LIBOR floor 1.25%, due 5/8/2019		Telecommunications	$12,185,952	12,017,679	12,104,672	6.88%
Eating Recovery Center, LLC		Denver, CO
Mezzanine Term Loan-Unsecured, 12.00% cash, 1.00% PIK, due 6/28/2018	(3)	Health & Pharmaceuticals	$18,400,000	18,075,428	18,400,000	10.46%
ERC Group Holdings, LLC Class A Units	(4)(5)		17,528 units	1,647,135	1,708,667	0.97%
Total				19,722,563	20,108,667	11.43%
Empirix Inc.		Billerica, MA
Term Loan-Second Lien, L + 9.50%, LIBOR floor 1.00%, due 5/1/2020	(7)	Software	$21,407,850	20,988,492	20,988,492	11.93%
Empirix Holdings I, Inc. Common Shares, Class A	(5)		1,304 shares	1,304,232	1,304,232	0.74%
Empirix Holdings I, Inc Common Shares, Class B	(5)		1,317,406 shares	13,174	13,174	0.01%
Total				22,305,898	22,305,898	12.68%
Grupo HIMA San Pablo, Inc., et al		San Juan, PR
Term Loan-First Lien, L + 7.00%, LIBOR floor 1.50%, due 1/31/2018		Health & Pharmaceuticals	$4,962,500	4,877,838	4,811,144	2.74%
Term Loan-Second Lien, 13.75%, due 7/31/2018			$4,000,000	3,822,486	3,548,400	2.02%
Total				8,700,324	8,359,544	4.76%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2013

Investments	Footnotes	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Help Systems Holdings Inc., et al		Eden Prairie, MN
Term Loan-Second Lien, L + 8.50%, LIBOR floor 1.00%, due 6/28/2020		Software	$15,000,000	14,784,682	15,000,000	8.53%
Hostway Corp.		Chicago, IL
Term Loan-Second Lien, L + 8.75%, LIBOR floor 1.25%, due 12/13/2020		High Tech Industries	$6,750,000	6,615,231	6,615,231	3.76%
Livingston International, Inc.		Toronto, Ontario
Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/18/2020	(4)	Transportation: Cargo	$6,841,739	6,714,636	7,012,783	3.99%
Refac Optical Group, et al		Blackwood, NJ
Revolver-First Lien, L + 7.50%, due 9/30/2018	(8)	Retail	$1,100,000	1,100,000	1,100,000	0.63%
Term A Loan-First Lien, L + 7.50%, due 9/30/2018			$2,924,824	$2,924,824	$2,924,824	1.66%
Term B Loan-First Lien, L + 8.50% cash, 1.75% PIK, due 9/30/2018	(3)		$6,151,853	6,151,853	6,151,853	3.5%
Total				10,176,677	10,176,677	5.79%
Securus Technologies Holdings, Inc		Dallas, TX
Term Loan-Second Lien, L + 7.75%, LIBOR floor 1.25%, due 4/30/2021		Telecommunications	$8,500,000	8,434,305	8,500,000	4.83%
Snowman Holdings, LLC, et al		Lebanon, IN
Term Loan-Unsecured, 12.50%, due 2/15/2019	(9)	Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.35%
SPM Capital, LLC		Bloomington, MN
Term Loan-First Lien, L + 5.50%, LIBOR floor 1.50%, due 10/31/2017		Healthcare & Pharmaceuticals	$7,406,250	7,284,824	7,406,250	4.21%
SQAD, LLC		Tarrytown, NY
Term Loan-Unsecured, 11.00% cash, 1.25% PIK, due 4/30/2019	(3)	Media: Broadcasting & Subscription	$5000000	4,914,724	4,912,500	2.79%
SQAD Holdco, Inc. Common Shares, Series A	(5)		5,000 shares	50,000	50,000	0.03%
SQAD Holdco, Inc. Preferred Shares, Series A	(5)		4,500 shares	450,000	450,000	0.26%
Total				5,414,724	5,412,500	3.08%
Studer Group, LLC (The)		Gulf Breeze, FL
Term Loan-Unsecured, 12.00%, due 1/31/2019	(10)	Services: Business	$16,910,423	16,910,423	16,910,423	9.61%
Telecommunications Management, LLC		Sikeston, MO
Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 10/30/2020		Media: Broadcasting & Subscription	$8,000,000	7,925,241	8,120,000	4.62%
Telular Corp.		Chicago, IL
Term Loan-Second Lien, Euro + 8.00%, Euro floor 1.25%, due 6/24/2020		High Tech Industries	$7,500,000	7,393,551	7,500,000	4.26%
Transaction Network Services, Inc.		Reston, VA
Term Loan-Second Lien, L + 8.00%, LIBOR floor 1.00%, due 8/14/2020		Telecommunications	$2,550,000	2,514,924	2,584,272	1.47%
Varel International Energy Funding Corp. Term Loan-First Lien, L + 7.75%,		Carrollton, TX
LIBOR floor 1.50%, due 7/17/2017		Energy: Oil & Gas	$9,700,000	9,538,738	9,700,000	5.51%
Woodstream Corporation		Lititz, PA
Senior Subordinated Note-Unsecured, 11.50%, due 2/28/2017	(11)	Consumer Goods: Non-Durable	$9,137,721	8,825,566	8,898,313	5.06%
Woodstream Group, Inc.		Lititz, PA
Senior Subordinated Debt-Unsecured, 11.50%, due 2/28/2017	(11)	Consumer Goods: Non-Durable	$862,279	844,129	839,687	0.48%
Total Non-controlled, non-affiliated investments				$277,004,466	$277,504,510	157.8%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2013

Investments	Footnotes	Headquarters/Industry	Principal Amount/Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Cash Equivalents
United States Treasury Bills 0%, due 01/30/2014	(2)		$10,000,000	10,000,000	9,999,900	5.69%
Total Short-Term Investments				$10,000,000	$9,999,900	5.69%
LIABILITIES IN EXCESS OF OTHER ASSETS					(111,612,896)	(63.46)%
NET ASSETS					$175,891,514	100%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude Cash Equivalents.
(3)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)	Security is non-income producing.
(6)	Excluded from the investment above is an unfunded term loan commitment in an amount not to exceed $12,500,000, an interest rate of 12.25% and a maturity of May 31, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(7)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $7,542,150, an interest rate of LIBOR plus 9.50%, LIBOR floor 1.00%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	Excluded from the investment above is an undrawn revolving loan commitment in an amount not to exceed $900,000. This investment is accruing an unused commitment fee of 0.50% per annum. This investment amended its maturity to 9/30/18 on 9/30/13.
(9)	This investment amended its maturity to 2/15/19 on 8/15/13. The interest rate was amended from 11% cash pay plus 2% PIK to 12.5% cash pay.
(10)	This investment amended its maturity to 1/31/19 on 7/23/13. The interest rate was amended from 12% cash pay plus 2% PIK to 12% cash pay.
(11)	Amended maturity to 2/18/17 on 3/4/13. Amended rate to 11.5% fixed on 12/6/13.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro —  Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company which is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected and qualified to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and as a regulated investment company (“RIC”) for U.S. federal income tax purposes. The Company’s investment activities are managed by Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

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

Immediately prior to the pricing of the Offering the Company acquired its initial portfolio of assets for $165,235,169 in cash and $29,159,145 in shares of the Company’s common stock, or $194,394,314 in total. The cash portion of the acquisition of the initial portfolio was financed by (i) borrowing $152,485,179 under a credit facility (“Bridge Facility”) with Sun Trust and (ii) using the $12,749,990 of proceeds received in connection with the private placement. The Bridge Facility had a maturity date of not more than 7 days after the pricing date of the Offering. Borrowings under the Bridge Facility bore interest at the highest of (i) a prime rate, (ii) the Federal Funds Rate plus 0.50% and (iii) Libor plus 1.00%. The Company used the net proceeds from the Offering together with borrowings under the Company’s revolving credit facility with various borrowers (the “Credit Facility”) (see Note 9) to repay in full the outstanding indebtedness under the Bridge Facility, at which point the Bridge Facility terminated.

The Company has established wholly owned subsidiaries: SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — HUF Blocker 1, Inc. and SCIC — Hollander Blocker 1, Inc. which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (“Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2014, the SBIC subsidiary had $32.5 million of regulatory capital, which implies a maximum borrowing of $65 million, subject to the criteria discussed above. As of December 31, 2014, the SBIC subsidiary had $16.25 million of SBA-guaranteed debentures outstanding.

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating investments primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. It sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 10 of regulation S-X.

In the opinion of management, the consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the periods included herein. Certain reclassifications have been made to certain prior period balances to conform with current presentation. The Company reclassified certain prior year fees related to its Credit Facility on the Consolidated Statements of Cash Flows to more clearly distinguish cash payments from the amortization of those fees.

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

Cash and Cash Equivalents

At December 31, 2014, cash balances totaling $2,046,563 exceeded the FDIC insurance protection level of $250,000 by $1,796,563 subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

On December 31, 2014, we held no U.S. Treasury Bills. On December 31, 2013, we held approximately $10 million of U.S. Treasury Bills with a 25 day maturity purchased using $1 million in margin cash and the proceeds from a $9 million short term loan from Raymond James. The loan had an effective annual interest rate of approximately 6.25%. On January 2, 2014, we sold the Treasury Bills, repaid the remainder of the loan from Raymond James and received back the $1 million margin payment (net of fees and expenses of $1,875).

Use of Estimates

The preparation of the consolidated statements of assets and liabilities in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our credit facility notes and SBA debentures and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Receivables and Payables for Unsettled Securities Transaction

The Company records all investments on the trade date basis.

U.S. Federal Income Taxes

The Company has elected and qualified to be treated as a RIC under Subchapter M of the Code, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred $0 and $24,000 in excise tax expense for the years ended December 31, 2014 and December 31, 2013, respectively.

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

As of December 31, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the years ended December 31, 2014 and December 31, 2013.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

For the years ended December 31, 2014 and December 31, 2013, the Company recorded deferred income tax expense of $288,122 and $0, respectively, related to the Taxable Subsidiaries. In addition, as of December 31, 2014 and December 31, 2013, the Company had a deferred tax liability of $288,122 and $0, respectively.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. ASU No. 2013-08 Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements was effective for an entity’s interim and annual reporting periods in the fiscal years beginning after December 15, 2013. Accordingly, the Company has adopted the updated guidance and believes that the impact is limited to our disclosure requirements. In August 2014, the FASB issued ASU No. 2014-15 — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with the preparation of interim and annual reports, Management will evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date the financial statements are available to be issued, when applicable), and, if so, disclose that fact. Additionally, Management must evaluate and disclose whether its plans will alleviate that doubt. The guidance is effective for the Company beginning January 1, 2016. The Company believes that the impact of this and other recently issued standards that are not effective will not have a material impact on its consolidated financial statements upon adoption.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

For the years ended December 31, 2014 and December 31, 2013 and for the period from inception (May 18, 2012) to December 31, 2012, the Company recorded an expense for base management fees of $5,202,990, $4,242,608 and $527,034, respectively. As of December 31, 2014 and December 31, 2013, respectively, $1,360,019 and $1,176,730, were payable to Stellus Capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

For the years ended December 31, 2014 and December 31, 2013, the Company incurred $3,428,357 and $3,511,373, respectively, and an immaterial amount for the period from inception (May 18,2012 to December 31, 2012, of Investment Income Incentive Fees. As of December 31, 2014 and December 31, 2013, $1,121,556 and $1,056,942, respectively, of such incentive fees are payable to the Advisor, of which $915,577 and $641,516, respectively, are currently payable (as explained below). As of December 31, 2014 and December 31, 2013, $205,979 and $109,959, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Capital Gains Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2014 and December 31, 2013 and for the period from inception (May 18, 2012) to December 31, 2012, the Company incurred $(305,467), $305,467, and $0, respectively, of incentive fees related to the Capital Gains Incentive Fee. As of December 31, 2014 and December 31, 2013, $0 and $305,467 of Capital Gains Incentive Fees were payable to the Advisor, subject to the limitations set forth below.

A portion of the Capital Gains Incentive Fee may be payable to the Advisor on an annual basis. This portion of the fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. As of December 31, 2014 and December 31, 2013, no Capital Gains Incentive Fee was currently payable to the Advisor.

For the years ending December 31, 2012 and December 31, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering. The Advisor has entered into no such agreement with the Company for periods after December 31, 2013. While under no obligation to do so, the Advisor waived incentive fees of $1,399,226 for the year ended December 31, 2014. Such waiver in no way implies that the Advisor will waive incentive fees in any future period. For the year ended December 31, 2013, the Advisor waived Investment Income Incentive Fees of $956,525 and an immaterial amount for the period from inception (May 18, 2012) to December 31, 2012.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

The following tables summarize the components of the incentive fees discussed above:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Investment Income Incentive Fees Incurred	$3,428,357	$3,511,373
Capital Gains Incentive Fee Incurred	(305,467)	305,467
Incentive Fees Incurred (before waiver)	$3,122,890	$3,816,840
Investment Income Incentive Fees Waived	(1,399,226)	(956,525)
Net Incentive Fee Expense	$1,723,664	$2,860,315

	December 31, 2014	December 31, 2013
Investment Income Incentive Fee Currently Payable	$915,577	$641,516
Investment Income Incentive Fee Deferred	205,979	109,959
Capital Gains Incentive Fee Payable	—	305,467
Incentive Fees Payable	$1,121,556	$1,056,942

As of December 31, 2014 and December 31, 2013 the Company was due $0 and $43,450, respectively, from a related party of Stellus Capital for reimbursement of expenses paid for by the Company that were the responsibility of the related party. The amount due to the Company is included in the Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2014 and December 31, 2013 and for the period from inception (May 18, 2012) to December 31, 2012, the Company recorded an expense relating to director fees of $374,509, $350,000, and $109,439, respectively. As of December 31, 2014 and December 31, 2013 $0 and $96,000, respectively, were payable relating to director fees.

We received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with a private credit fund managed by Stellus Capital that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

For the years ended December 31, 2014 and December 31, 2013 and for the period from inception (May 18, 2012) to December 31, 2012, the Company recorded expenses of $647,429, $443,632, and $62,716, respectively, relating to the administration agreement. As of December 31, 2014 and December 31, 2013, $208,643 and $135,170, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

The following table reflects the Company’s distributions declared and paid or to be paid on its common stock:

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 3 — DISTRIBUTIONS  – (continued)

Date Declared	Record Date	Payment Date	Amount Per Share
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133

(1)	The amount of the initial distribution was equal to an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with the Offering and is proportionately reduced to reflect the number of days remaining in the quarter after completion of the Offering.

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. Of the total distributions of $17,501,630 made to stockholders through December 31, 2014, $15,689,142 was made in cash, $398,505 in 29,573 shares and the remainder of $1,413,983 is accrued as of December 31, 2014.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

At December 31, 2014, the Company had investments in 32 portfolio companies. The total cost and fair value of the investments were $321,955,480 and $315,965,434, respectively. The composition of our investments as of December 31, 2014 was as follows

	Cost	Fair Value
Senior Secured – First Lien	$76,188,958	$75,529,963
Senior Secured – Second Lien	102,353,436	101,556,898
Unsecured Debt	135,536,203	129,276,255
Equity	7,876,883	9,602,318
Total Investments	$321,955,480	$315,965,434

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2014 and December 31, 2013, the Company had three and three such investments with aggregate unfunded commitments of $10,892,150 and $20,942,150, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$75,529,963	$75,529,963
Senior Secured – Second Lien	—	8,372,500	93,184,398	101,556,898
Unsecured Debt	—	—	129,276,255	129,276,255
Equity	—	—	9,602,318	9,602,318
Total Investments	$—	$8,372,500	$307,592,934	$315,965,434

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$12,104,672	$36,641,095	$48,745,767
Senior Secured – Second Lien	—	21,084,272	97,087,453	118,171,725
Unsecured Debt	—	—	106,219,596	106,219,596
Equity	—	—	4,367,422	4,367,422
Total Investments	$—	$33,188,944	$244,315,566	$277,504,510

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2014 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Purchases of investments	56,040,667	10,775,600	27,440,000	3,698,057	97,954,324
Payment-in-kind interest	147,719	—	582,316	—	730,035
Sales and Redemptions	(16,740,893)	(13,391,296)	—	—	(30,132,189)
Realized Gains	168,052	87,500	—	—	255,552
Change in unrealized depreciation included in earnings	(976,922)	(1,599,019)	(5,161,026)	1,536,839	(6,200,128)
Amortization of premium and accretion of discount, net	240,245	224,160	195,369	—	669,774
Transfer from Level 2	0	—	—	—	0
Transfer to Level 2	—	—	—	—	—
Fair value at end of year	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2014	$(815,387)	$(1,579,130)	$(5,161,026)	$1,536,843	$(6,018,701)

Transfers are reflected at the value of the securities at the beginning of the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2013 are as follows:

	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$44,014,214	$26,477,622	$111,125,134	$1,714,286	$183,331,256
Purchases of investments	25,858,527	104,999,976	20,158,739	2,464,541	153,481,783
Sales and Redemptions	(34,036,217)	(25,253,125)	(25,000,000)	—	(84,289,342)
Realized Gains	291,223	203,125	903,322	—	1,397,670
Change in unrealized depreciation included in earnings	317,653	572,534	(1,094,178)	188,595	(15,396)
Accretion of discount	195,695	87,321	126,579	—	409,595
Transfer from Level 2	—	—	—	—	—
Transfer to Level 2	—	(10,000,000)	—	—	(10,000,000)
Fair value at end of period	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2013	$317,653	$572,534	$(1,094,178)	$188,595	$(15,396)

Transfers are reflected at the value of the securities at the beginning of the period.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2013:

	Cost	Fair Value	% of Total Investments
New York	$41,093,388	$39,601,590	14.27%
Colorado	36,412,357	37,108,667	13.37%
Minnesota	34,087,185	34,510,922	12.44%
Massachusetts	32,305,898	32,305,898	11.64%
Canada	27,917,648	28,215,795	10.17%
Texas	17,973,043	18,200,000	6.56%
Florida	16,910,423	16,910,423	6.09%
Illinois	14,008,782	14,115,231	5.09%
Indiana	11,169,118	11,169,118	4.02%
New Jersey	10,176,677	10,176,677	3.67%
Pennsylvania	9,669,695	9,738,000	3.51%
Puerto Rico	8,700,324	8,359,544	3.01%
Missouri	7,925,241	8,120,000	2.93%
Kentucky	4,659,651	4,888,373	1.76%
Virginia	2,514,924	2,584,272	0.93%
Georgia	1,480,112	1,500,000	0.54%
	$277,004,466	$277,504,510	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
Software	$41,302,041	$41,553,616	13.15%
Healthcare & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,780,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Construction & Building	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

The following tables are not intended to be all-inclusive, but, rather, provide a summary of the significant unobservable inputs used to fair value our Level 3 portfolio investments as of December 31, 2014 and 2013.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$75,529,963	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.8% to 5.33% (0.74%) -0.27% to 0.18% (-0.04%) 8x to 17x (11x)(4)
Second lien debt	$93,184,398	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.98% to 2.52% (0.04%) -0.59% to 1.80% (-0.09%) 7x to 22x (15x)
Unsecured debt	$129,276,255	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.36% to 3.16% (0.23%) -0.28% to 0.49% (0.08%) 10x to 16x (12x)
Equity investments	$9,602,318	Market approach(5)	Underwriting multiple/EBITDA Multiple	2x to 14x (10x)
Total Long Term Level 3 Investments	$307,592,934

(1)	Weighted average based on fair value as of December 31, 2014.
(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per S&P LCD Leveraged Loan Index), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.98% (-198 basis points) to 2.52% (252 basis points). The average of all changes was 0.4%.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$36,641,095	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.58% to .46% (-.95%) .00% to 0.17% (.04%) 8x to 14x (10x)(4)
Second lien debt	$97,087,453	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.41% to 1.40% (-.68%) .04% to .81% (.21%) 8x to 18x (13x)(4)
Unsecured debt	$106,219,596	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.27% to .2.79% (-.27%) -.42% to .62% (.15%) 8x to 23x (14x)(4)
Equity investments	$4,367,422	Market approach(5)	Underwriting multiple/EBITDA Multiple	5x to 13x (12x)
Total Long Term Level 3 Investments	$244,315,566

(1)	Weighted average based on fair value as of December 31, 2013.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the High Yield spreads and the risk free rates between the date a loan closed and the valuation date ranged from -1.58% (-158 basis points) to .46% (46 basis points). The average of all changes was -.95% (-95 basis points).
(4)	Median of LTM EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

On June 5, 2014, we established an at-the-market program through which we may sell, from time to time and at our sole discretion $50 million of our common stock. The proceeds raised, the related underwriting fees, the offering expenses and the price at which these shares were issued from the period of June 5, 2014 through December 31, 2014 are as follows:

Issuance of Common Stock	Number of Shares	Gross Proceeds	Underwriting fees	Offering Expenses	Average Offering Price
Quarter ended June 30, 2014	230,242	$3,334,474	$50,017	$17,467	$14.48
Quarter ended September 30, 2014	121,123	1,752,861	25,493	12,437	14.47
Quarter ended December 31, 2014	—	—	—	—	—
Total	351,365	$5,087,335	$75,510	$29,904

The Company issued 29,573 shares of common stock during the year ended December 31, 2014 in connection with the stockholder distribution reinvestment plan.

Issuance of Common Stock	Number of Shares	Gross Value	Share Price
January 24, 2014	2,603	$36,619	$14.07
February 14, 2014	4,646	64,121	13.80
March 14, 2014	3,257	45,233	13.89
June 16, 2014	3,055	41,519	13.59
July 15, 2014	3,029	41,895	13.83
August 15, 2014	3,090	41,690	13.49
September 30, 2014	3,226	42,036	13.04
October 15, 2014	3,536	42,405	11.99
November 14, 2014	3,131	42,987	13.72
Total	29,573	$398,505

The Company issued 63,998 shares of common stock during the year ended December 31, 2013 in connection with the stockholder distribution reinvestment plan.

Issuance of Common Stock	Number of Shares	Gross Proceeds	Share Price
March 28, 2013	15,249	$214,706	$14.08
June 28, 2013	15,747	225,182	14.30
September 27, 2013	16,202	229,914	14.19
December 22, 2013	16,800	230,162	13.70
Total	63,998	$899,964

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2014 and December 31, 2013 and for the period ended December 31, 2012.

	December 31, 2014	December 31, 2013	For the period from Inception through December 31, 2012
Net increase in net assets resulting from operations	$10,179,142	$17,544,997	$1,298,424
Average common shares	12,281,178	12,059,293	12,035,023
Basic and diluted earnings per common share	$0.83	$1.45	$0.11

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

As of December 31, 2014 the Company had $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies. As of December 31, 2013 the Company had $20.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Per Share Data:(1)
Net asset value at beginning of year/period	$14.54	$14.45	$15.00
Net investment income	1.34	1.33	0.11
Change in unrealized appreciation (depreciation)	(0.53)	0.03	(0.01)
Realized gain	0.04	0.09	—
Provision for taxes on unrealized appreciation on investments	(0.02)	—	—
Total from investment operations	0.83	1.45	0.10
Issuance of common shares(2)	—	—	—
Reinvestments of stockholder distributions(2)	—	—	0.01
Sales load	(0.01)	—	(0.41)
Offering costs(2)	—	—	(0.07)
Stockholder distributions from:
Net investment income	(1.31)	(1.36)	(0.18)
Net realized capital gains	(0.12)
Other(3)	0.01	—	—
Net asset value at end of year/period	$13.94	$14.54	$14.45
Per share market value at end of year/period	$11.78	$14.95	16.38
Total return based on market value(4)	(13.09)%	0.42%	10.48%
Weighted average shares outstanding	12,281,178	12,059,293	12,035,023
Ratio/Supplemental Data:
Net assets at end of year/period	$173,949,452	$175,891,514	$173,845,955
Weighted average net assets	$176,458,141	$175,398,660	$173,845,955
Annualized ratio of gross operating expenses to net assets(5)(8)(10)	9.92%	8.65%	5.49%
Annualized ratio of net operating expenses to net assets(5)(9)(10)	9.12%	7.63%	5.50%
Annualized ratio of interest expense and other fees to net assets(5)	3.01%	1.78%	0.26%
Annualized ratio of net investment income before fee waiver to net assets(5)(10)	8.40%	8.11%	4.99%
Annualized ratio of net investment income to net assets(5)(10)	9.19%	9.13%	4.99%
Portfolio Turnover(6)	19%	41%	35%
Notes payable	$25,000,000	—	—
Credit Facility payable	$106,500,000	$110,000,000	$38,000,000
Short-term loan	—	$9,000,000	$45,000,943
SBA Debentures	$16,250,000	—	—
Asset coverage ratio(7)	2.32x	2.48x	4.57x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.
(2)	The per share impact of the Company’s issuance of common shares, reinvestment of stockholder distributions and offering costs has an impact to net assets less than $0.01 per share during the applicable period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.
(5)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.
(6)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator at December 31, 2014.
(8)	Gross operating expenses represent operating expenses before the waiver of incentive fees.
(9)	Net Operating expenses represent total operating expenses net of the waiver of incentive fees.
(10)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments of $288,122 for the year ended December 31, 2014, which is not reflected in net investment income, gross operating expenses and net operating expenses.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a Credit Facility with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000 which increased the total commitment to $135,000,000 under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitment from a new participant in the bank group in the amount of $15,000,000 which increased the total commitment to $150,000,000 under the Credit Facility.

On November 21, 2014, the Company entered into a First Amendment (the “Amendment”) to the Credit Facility, by and among the Company, SunTrust Bank, as a lender and the administrative agent, and the lenders named therein. The Amendment, among other things, (i) extended the maturity date of the Credit Facility from November 14, 2016 to October 1, 2018; (ii) extended the revolving period from November 12, 2015 to October 1, 2017; and (iii) reduced the applicable margin rate for LIBOR-based loans from 3.00% per annum to 2.625% per annum and reduced the applicable margin rate for other loans, which are based on an alternative reference rate, (b) a federal funds effective rate plus 0.50%, and (c) the rate per annum equal to 1% plus one-month LIBOR), from 2.00% per annum to 1.625% per annum. The Amendment also reduced the initial aggregate commitments under the Credit Facility to $120,000,000, but included an accordion feature allowing the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

In addition, the Amendment provided for the prepayment in full of the pro rata portion of loans owing to State Street Bank and Trust Company, which ceased to be a lender under the Credit Facility.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 9 — CREDIT FACILITY – (continued)

test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2014, the Company was in compliance with these covenants.

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

As of December 31, 2014 and December 31, 2013, $106,500,000 and $110,000,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013 the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. Additionally, we incurred $667,882 in connection with the Amendment during the year ended December 31, 2014. As of December 31, 2014 and December 31, 2013, $1,774,630 and $1,586,405 of such prepaid loan structure fees had yet to be amortized, respectively.

For the year ended December 31, 2014 the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment fees on the unused portion and other loan fees for the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $4,094,945 for the year ended December 31, 2014, of which $3,296,026 was interest expense, $558,481 was amortization of loan fees paid on the Credit Facility, $191,516 related to commitment fees on the unused portion of the Credit Facility, and $48,922 related to loan administration fees. The Company paid $3,607,979 in interest expense and unused commitment fees for the year ended December 31, 2014. The average borrowings under the Credit Facility for the year ended December 31, 2014 were $103,714,726.

For the year ended December 31, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.6% including commitment fees on the unused portion and other loan fees for the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $3,123,701 for the year ended December 31, 2013, of which $2,276,571 was interest expense, $518,106 was amortization of loan fees paid on the Credit Facility, $279,042 related to commitment fees on the unused portion of the Credit Facility, and $49,982 related to loan administration fees. The Company paid $2,377,282 in interest expense and unused commitment fees for the year ended December 31, 2013. The average borrowings under the Credit Facility for the year ended December 31, 2013 were $68,449,315.

For the period from Inception (May 18, 2012) through December 31, 2012 the effective interest rate under the Credit Facility was approximately 3.6% (approximately 8.5% including commitment fees on the unused portion and other loan fees for the Credit Facility). The Company recorded interest and fee expense of $282,629 for the period ended December 31, 2012, of which $202,864 was interest expense, $61,264 related to commitment fees on the unused portion of the Credit Facility and $18,501 related to other loan fees. The average borrowings under the Credit Facility for the period ended December 31, 2012 were $24,979,592.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 10 — NOTES

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. As of December 31, 2014 the carrying amount of the Notes was approximately $25.0 million. As of December 31, 2014 the fair value of the Notes was $25.1 million. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees which are being amortized over the term of the notes of which $828,956 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

For the period from May 5, 2014 to December 31, 2014, the Company incurred interest and fee expense on the Notes of $1,155,892, of which $1,065,278 was interest expense, $89,676 was amortization of loan fees paid on the Notes, and $938 related to administration fees. The company paid $857,639 in interest expense on the Notes during the period.

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

NOTE 11 — SBA DEBENTURES

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014 we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting it to borrow up to $65 million (based on current regulatory capital of $32.5 million) more than it would otherwise be able to absent the receipt of this exemptive relief.

As of December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital and had $16.25 million of SBA-guaranteed debentures outstanding. These debentures are set to pool in March 2015 at which point an interest rate will be fixed. The maturity date of these debentures is March 1, 2025. The principal amount of our SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The weighted average annualized interim financing rate on the outstanding debentures was 0.946%. There were no debentures outstanding as of December 31, 2013.

As of December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 11 — SBA DEBENTURES  – (continued)

For the year ended December 31, 2014, the Company incurred $719,063 in financing costs related to the SBA debentures, which were recorded as prepaid loan fees. As of December 31, 2014, $681,947 of prepaid financing costs had yet to be amortized.

For the year ended December 31, 2014, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA debentures were as follows:

For the year ended December 31, 2014
SBA Debentures interest	$27,372
Amortization of deferred financing costs	37,116
Total interest and fees expense	$64,488
Weighted average stated interest rate	.946%

As of December 31, 2014, no interest has been paid on the debentures.

NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the results of operations for the years ended December 31, 2014 and December 31, 2013 and for the period from Inception through December 31, 2012. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2014
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income (Loss)	$7,849,246	$8,012,709	$7,822,497	$8,640,395
Net Investment Income (Loss)	$3,761,044	$3,704,862	$5,250,497	$3,795,694
Net Increase in Net Assets from Operations	$4,343,761	$2,711,567	$2,113,431	$1,010,383
Total Investment Income (Loss) per share(1)	$0.65	$0.66	$0.63	$0.69
Net Investment Income (Loss) per share(1)	$0.31	$0.31	$0.42	$0.30
Net Increase in Net Assets from Operations per share(1)	$0.36	$0.22	$0.17	$0.08

	2013
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income (Loss)	$6,446,440	$7,341,227	$7,917,631	$7,695,438
Net Investment Income (Loss)	$3,687,382	$3,972,658	$4,133,995	$4,217,694
Net Increase in Net Assets from Operations	$5,532,118	$4,477,595	$3,825,421	$3,709,863
Total Investment Income (Loss) per share(1)	$0.54	$0.61	$0.66	$0.64
Net Investment Income (Loss) per share(1)	$0.31	$0.33	$0.34	$0.35
Net Increase in Net Assets from Operations per share(1)	$0.46	$0.37	$0.32	$0.30

	2012
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4(2)
Total Investment Income (Loss)	n/a	$(126,628)	$(264,993)	$3,696,432
Net Investment Income (Loss)	n/a	$(126,628)	$(264,993)	$1,304,356
Net Increase in Net Assets from Operations	n/a	$(126,628)	$(264,993)	$1,298,424
Total Investment Income (Loss) per share(1)	n/a	n/a	$(2,650)	$0.30
Net Investment Income (Loss) per share(1)	n/a	n/a	$(2,650)	$0.11
Net Increase in Net Assets from Operations per share(1)	n/a	n/a	$(2,650)	$0.11

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) – (continued)

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.
(2)	For the period from Inception through December 31, 2012.

NOTE 13 — INCOME TAXES

As of December 31, 2014 and December 31, 2013, the Company had $92,489 and $945,186, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $0 and $1,027,392 for the years ended December 31, 2014 and December 31, 2013, respectively. All of the undistributed ordinary income as of December 31, 2014 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2014. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued approximately $0 and $24,000, in U.S. federal excise tax for the years ended December 31, 2014 and December 31, 2013, respectively.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character of distributions paid in the years ended December 31, 2014 and December 31, 2013 was as follows:

	December 31, 2014	December 31, 2013
Ordinary Income	$17,090,970	$16,399,402
Qualified Dividends	—	—
Distributions of long-term capital gains(2)	410,660	—
Return of capital	—	—
Total distributions accrued or paid to common stockholders	$17,501,630	$16,399,402

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $410,660 differs from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because $1,061,889 was short-term and therefore does not qualify for long-term capital gain treatment.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 13 — INCOME TAXES  – (continued)

At December 31, 2014, 2013 and 2012, the components of undistributed earnings on a tax basis detailed below differ from the amounts reflected in the Company's Consolidated Balance Sheet as “Distributions in excess of net investment income” and “Accumulated undistributed net realized gain.” Differences for tax reporting arise for permanently disallowed items, as well as temporary differences in reporting primarily relating to the amortization of certain start-up and organizational costs and accrued Capital Gains Incentive Fees.

	December 31, 2014	December 31, 2013	December 31, 2012
Distributions in excess of net investment income	$(779,642)	$(1,262,658)	$(874,985)
Accumulated undistributed net realized gain	—	1,027,392	—
Cumulative permanent differences related to net investment income	108,821	66,964	1,122
Cumulative temporary differences related to net investment income	763,310	1,113,488	988,994
Accumulated undistributed taxable income	$92,489	$945,186	$115,131

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	December 31, 2013
Aggregate cost of portfolio securities for federal income tax purposes	$321,955,480	$277,004,466
Gross unrealized appreciation of portfolio company securities	2,361,929	2,585,425
Gross unrealized depreciation of portfolio company securities	(8,351,975)	(2,085,481)
Net unrealized appreciation (depreciation) of portfolio company securities	$(5,990,046)	$499,944

NOTE 14 — SUBSEQUENT EVENTS

Investment Portfolio

The $7.5 million unfunded commitment to Empirix, Inc. expired on February 1, 2015.

Subsequent to December 31, 2014, the Company made the following investments (at par):

On February 6, 2015, we made a $5.0 million investment in the second lien term loan of GK Holdings, Inc.

On February 12, 2015, we received full repayment on our unsecured term loan of the Studer Group, LLC at par resulting in total proceeds of $16.9 million.

On February 19, 2015, we made a $10.0 million investment in the second lien term loan of NetMotion Wireless, Inc. We also invested $1.0 million in the company’s equity.

On March 4, 2015, we invested $4.5 million in the debtor-in-possession financing of Binder & Binder.

On March 4, 2015, we made an additional $0.2 million equity investment in Skopos Financial Group, LLC.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 14 — SUBSEQUENT EVENTS  – (continued)

Credit Facility

The outstanding balance under the Credit Facility as of March 4, 2015 was $108.0 million.

Dividends Declared

On January 22, 2015, the Company’s board of directors declared a regular monthly dividend for each of January 2015, February 2015 and March 2015 as follows:

Declared:	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
January 22, 2015	1/29/15	2/2/15	2/13/15	$0.1133
January 22, 2015	2/25/15	2/27/15	3/13/15	$0.1133
January 22, 2015	3/27/15	3/31/15	4/15/15	$0.1133

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013.

(c) Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	77
Consolidated Statements of Assets and Liabilities as of December 31, 2014 and December 31, 2013	78
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 and the period from Inception (May 18, 2012) through December 31, 2012	79
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2013 and 2014 and the period from Inception (May 18, 2012) through December 31, 2012	80
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and the period from Inception (May 18, 2012) through December 31, 2012	81
Consolidated Schedule of Investments as of December 31, 2014 and December 31, 2013	83
Notes to Financial Statements	90

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.7	Form of Purchase Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.8	Form of Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.9	Form of Guarantee and Security Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.12	Form of Letter Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.13	Commitment Increase Letter Agreement between Registrant, Cadence Bank, N.A., State Street Bank and Trust Company, Amegy Bank, N.A. and SunTrust Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on July 30, 2013).
10.14	First Amendment to Senior Revolving Credit Agreement among the Registrant and Suntrust Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 21, 2014).

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).

21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organizations:
Stellus Capital SBIC, LP — Delaware
SKP Blocker I, Inc. — Delaware
ERC Blocker I, Inc. — Delaware
APE Blocker I, Inc. — Delaware
HUF Blocker I, Inc. — Delaware
Hollander Blocker I, Inc. — Delaware
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

STELLUS CAPITAL INVESTMENT CORPORATION
Date: March 9, 2015	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 9, 2015	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 9, 2015	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 9, 2015	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 9, 2015	/s/ Joshua T. Davis Joshua T. Davis Director
Date: March 9, 2015	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 9, 2015	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 9, 2015	/s/ Paul Keglevic Paul Keglevic Director
Date: March 9, 2015	/s/ William C. Repko William C. Repko Director