Form 10-Q
period 2015-03-31
Stellus Capital Investment Corp
filed 2015-05-08
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 6, 2015 was 12,479,962.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $326,643,757 and $321,955,480, respectively)	$322,266,780	$315,965,434
Cash and cash equivalents	1,210,355	2,046,563
Receivable for sales and repayments of investments	76,042	—
Interest receivable	5,027,204	5,082,665
Deferred offering costs	261,761	261,761
Deferred financing costs	752,724	828,956
Accounts receivable	40,696	696
Prepaid loan fees on SBA debentures	653,256	681,947
Prepaid loan structure fees	1,645,301	1,774,630
Prepaid expenses	343,208	419,282
Total Assets	$332,277,327	$327,061,934
LIABILITIES
Notes Payable	25,000,000	25,000,000
Credit facility payable	110,250,000	106,500,000
SBA Debentures	16,250,000	16,250,000
Dividends payable	1,413,983	1,413,983
Base management fees payable	1,414,134	1,360,019
Incentive fees payable	1,166,832	1,121,556
Interest payable	318,858	346,204
Directors’ fees payable	89,000	—
Unearned revenue	32,022	157,403
Administrative services payable	642,034	591,744
Deferred Tax Liability	354,400	288,122
Holdback liability	110,000	—
Other accrued expenses and liabilities	135,502	83,452
Total Liabilities	157,176,765	153,112,482
Commitments and contingencies (Note 7)
Net Assets	$175,100,562	$173,949,452
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,479,962 and 12,479,962 shares issued and outstanding, respectively)	$12,480	$12,480
Paid-in capital	180,994,763	180,994,783
Accumulated undistributed net realized gain	3,169	—
Distributions in excess of net investment income	(1,178,472)	(779,644)
Net Unrealized depreciation on investments and cash equivalents, net of provision for taxes of $354,400 and $288,122, respectively.	(4,731,378)	(6,278,167)
Net Assets	$175,100,562	$173,949,452
Total Liabilities and Net Assets	$332,277,327	$327,061,933
Net Asset Value Per Share	$14.03	$13.94

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
INVESTMENT INCOME
Interest income	$8,631,296	$7,687,334
Other income	82,795	161,912
Total Investment Income	8,714,091	7,849,246
OPERATING EXPENSES
Management fees	$1,414,134	$1,268,404
Valuation fees	147,475	151,639
Administrative services expenses	279,200	268,767
Incentive fees	960,854	829,092
Professional fees	294,561	217,989
Directors’ fees	89,000	86,000
Insurance expense	116,944	119,083
Interest expense and other fees	1,450,492	1,078,955
Other general and administrative expenses	118,016	68,273
Total Operating Expenses	$4,870,676	$4,088,202
Net Investment Income	$3,843,415	$3,761,044
Net Realized Gain on Investments and Cash Equivalents	$3,169	$112,072
Net Change in Unrealized Appreciation on Investments and Cash Equivalents	$1,613,068	$470,645
Provision for taxes on unrealized gain on investments	$(66,278)	$—
Net Increase in Net Assets Resulting from Operations	$5,393,374	$4,343,761
Net Investment Income Per Share	$0.31	$0.31
Net Increase in Net Assets Resulting from Operations Per Share	$0.43	$0.36
Weighted Average Shares of Common Stock Outstanding	12,479,962	12,103,986
Distributions Per Share	$0.34	$0.40

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Increase in Net Assets Resulting from Operations
Net investment income	$3,843,415	$3,761,044
Net realized gain on investments and cash equivalents	3,169	112,072
Net change in unrealized appreciation on investments and cash equivalents	1,613,068	470,645
Provision for taxes on unrealized appreciation on investments	(66,278)	—
Net Increase in Net Assets Resulting from Operations	5,393,374	4,343,761
Stockholder distributions
Net investment income	(4,242,264)	(4,901,200)
Total Distributions	(4,242,264)	(4,901,200)
Capital share transactions
Reinvestments of stockholder distributions	—	145,973
Net increase in net assets resulting from capital share transactions	—	145,973
Total increase in net assets	1,151,110	(411,466)
Net assets at beginning of period	173,949,452	175,891,514
Net assets at end of period (includes $1,178,472 and $1,616,379 of distributions in excess of net investment income)	$175,100,562	$175,480,048

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,393,374	$4,343,761
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(21,712,544)	(40,550,138)
Proceeds from sales and repayments of investments	17,342,354	22,404,877
Net change in unrealized appreciation on investments	(1,613,068)	(470,545)
Deferred tax provision	66,278	—
Increase in investments due to PIK	(178,581)	(215,228)
Amortization of premium and accretion of discount, net	(211,463)	(153,075)
Amortization of loan structure fees	129,329	144,924
Amortization of deferred financing costs	76,232	—
Amortization of loan fees on SBIC debentures	28,690	—
Net realized gain on investments	(3,169)	(112,150)
Changes in other assets and liabilities
Increase (decrease) in interest receivable	54,545	(694,670)
Increase in accounts receivable	(40,000)	—
Decrease in prepaid expenses and fees	—	87,439
Increase in payable for investments purchased	76,074	—
Increase in management fees payable	54,115	91,674
Increase (decrease) in directors’ fees payable	89,000	(10,000)
Increase in incentive fees payable	45,277	187,576
Increase in administrative services payable	50,290	133,597
Increase (decrease) in interest payable	(27,347)	26,806
Decrease (increase) in unearned revenue	(125,380)	34,268
Increase in holdback liability	110,000	—
Increase in other accrued expenses and liabilities	52,050	116,571
Net cash used in operating activities	(343,944)	(14,634,313)
Cash flows from financing activities
Offering costs paid for common stock issued	—	(6,257)
Stockholder distributions paid	(4,242,264)	(3,383,218)
Borrowings under credit facility	22,750,000	44,000,000
Repayments of credit facility	(19,000,000)	(24,000,000)
Repayments of short-term loan	—	(9,000,000)
Net cash provided by (used in) financing activities	(492,264)	7,610,525
Net decrease in cash and cash equivalents	(836,208)	(7,023,788)
Cash and cash equivalents balance at beginning of period	2,046,563	13,663,542
Cash and cash equivalents balance at end of period	$1,210,355	$6,639,754
Supplemental and non-cash financing activities
Accrued deferred offering costs	—	54,828
Shares issued pursuant to Dividend Reinvestment Plan	—	145,973
Interest expense paid	1,243,588	905,350

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
March 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.5%	1%	11.5%		3/5/2020	Deer Park, TX Chemicals, Plastics, & Rubber	$4,507,500	$4,424,406	$4,433,878	2.53%
APE Holdings, LLC Class A Units	(4)(5)	Equity							375,000 units	375,000	422,213	0.24%
Total										4,799,406	4,856,091	2.77%
Atkins Nutritionals Holdings II, Inc.
Term Loan	(3)	Second Lien	L+8.5%	1.25%	9.75%		4/3/2019	Denver, CO Beverage, Food, & Tobacco	$8,000,000	7,880,467	8,000,000	4.57%
ATX Networks Holdings Intermediate Corp., et al
Term Loan	(5)(6)	Unsecured	14%		12%	2%	5/12/2016	West Ajax, Ontario High Tech Industries	$21,746,827	21,746,827	21,746,827	12.40%
Binder & Binder National Social Security Disability Advocates, LLC
Debtor-In-Posession Loan		First Lien	10%		10%		3/31/2016	Hauppauge, NY Services: Consumer	$6,000,000	5,860,244	5,860,244	3.35%
Term Loan	(4)(6)(7)	Unsecured	17%		15%	2%	2/27/2016		$13,200,354	13,200,354	7,147,114	4.08%
Total										19,060,598	13,007,358	7.43%
Blackhawk Mining, LLC
Term Loan		First Lien	12.5%		12.5%		10/9/2016	Lexington, KY Metals & Mining	$4,436,378	4,223,643	4,247,253	2.43%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 Class B units	214,286	684,175	0.39%
Total										4,437,929	4,931,428	2.82%
Calero Software, LLC
Term Loan	(3)	Second Lien	L+9.5%	1%	10.5%		6/5/2019	Rochester, NY Telecommunications	$10,000,000	9,837,666	9,012,829	5.15%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,507 units	500,000	142,904	0.08%
Total										10,337,666	9,155,733	5.23%
Colford Capital Holdings, LLC
Term Loan	(5)	Unsecured	12.25%		12.25%		5/31/2018	New York, NY Finance	$12,500,000	12,300,249	12,500,000	7.14%
Delayed Term Loan	(5)	Unsecured	12.25%		12.25%		5/31/2018		$2,000,000	1,960,043	2,000,000	1.14%
Total										14,260,292	14,500,000	8.28%
Digital Payment Technologies Corp.
Term Loan	(3)(5)(8)	First Lien	L+8%	1%	9%		1/31/2019	Burnaby, British Columbia Transportation & Logistics	$2,889,583	2,854,789	2,856,944	1.63%
Eating Recovery Center, LLC
Mezzanine Term Loan	(6)	Unsecured	13%		12%	1%	6/28/2018	Denver, CO Healthcare & Pharmaceuticals	$18,400,000	18,137,553	18,130,251	10.35%
ERC Group Holdings LLC Series A Units	(4)(5)	Equity							17,820 units	1,674,649	2,524,099	1.44%
Total										19,812,202	20,654,350	11.79%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
March 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Empirix Inc.
Term Loan	(3)	Second Lien	L+9.5%	1%	10.5%		5/1/2020	Billerica, MA Software	$11,657,850	$11,461,909	$11,555,237	6.60%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.5%	1%	10.5%		5/1/2020		$9,750,000	9,591,991	9,664,180	5.52%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,884,585	1.08%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	19,036	0.01%
Total										22,371,306	23,123,038	13.21%
EOS Fitness OPCO Holdings, LLC
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.5%		12/30/2019	Phoenix, AZ Hotel, Gaming, & Leisure	$3,491,250	3,424,916	3,417,047	1.95%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 units	117,670	111,572	0.06%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 units	3,017	2,862	0.00%
Total										3,545,603	3,531,481	2.01%
GK Holdings, Inc.
Term Loan	(3)	Second Lien	L+9.5%	1%	10.5%		1/30/2022	Cary, NC Services: Business	$5,000,000	4,902,039	4,902,039	2.80%
Glori Energy Production Inc.
Term Loan	(3)	First Lien	L+10%	1%	11%		3/14/2017	Houston, TX Energy: Oil & Gas	$2,859,667	2,821,981	2,776,674	1.59%
Grupo HIMA San Pablo, Inc., et al
Term Loan	(3)	First Lien	L+7%	1.5%	8.5%		1/31/2018	San Juan, PR Healthcare & Pharmaceuticals	$4,900,000	4,837,785	4,847,172	2.77%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,857,826	3,870,393	2.21%
Total										8,695,611	8,717,565	4.98%
Help/Systems, Holdings Inc., et al
Term Loan	(3)	Second Lien	L+8.5%	1%	9.5%		6/28/2020	Eden Prairie, MN Software	$15,000,000	14,816,264	14,676,916	8.38%
Hollander Sleep Products, LLC
Term Loan	(3)	First Lien	L+8%	1%	9%		10/21/2020	Boca Raton, FL Services: Consumer	$7,500,000	7,395,531	7,329,607	4.19%
Dream II Holdings, LLC Class A Units	(4)(5)	Equity							250,000 units	250,000	353,851	0.20%
Total										7,645,531	7,683,458	4.39%
Hostway Corporation
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10%		12/13/2020	Chicago, IL High Tech Industries	$6,750,000	6,632,761	6,593,488	3.77%
HUF Worldwide, LLC
Term Loan	(3)(9)	First Lien	L+9%	0.5%	9.5%		10/22/2019	Los Angeles, CA Retail	$5,785,500	5,679,507	5,785,500	3.30%
Term Loan (SBIC)	(2)(3)	First Lien	L+9%	0.5%	9.5%		10/22/2019		$9,725,625	9,547,448	9,725,625	5.55%
HUF Holdings, LLC Common Class A Units	(4)(5)	Equity							500,000 units	500,000	381,395	0.22%
Total										15,726,955	15,892,520	9.07%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
March 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Livingston International, Inc.
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9%		4/18/2020	Toronto, Ontario Transportation: Cargo	$6,841,739	$6,733,505	$6,736,684	3.85%
Momentum Telecom Inc., et al
Term Loan	(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019	Birmingham, AL Media: Broadcasting & Subscription	$6,525,888	6,413,291	6,420,203	3.67%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019		$9,426,283	9,269,183	9,273,627	5.30%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,000,000	0.57%
Total										16,682,474	16,693,830	9.54%
NetMotion Wireless, Inc., et al
Term Loan	(3)	Second Lien	L+10.5%	1%	11.5%		8/19/2020	Milpitas, CA Services: Business	$9,000,000	8,823,527	8,823,527	5.04%
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.5%	1%	11.5%		8/19/2020		$1,000,000	980,392	980,392	0.56%
Endpoint Security Holdings, LLC Class A Common units	(4)	Equity							9,009 units	293,103	293,103	0.17%
Endpoint Security Holdings, LLC Class B Common units	(4)	Equity							9,009 units	706,897	706,897	0.40%
Total										10,803,919	10,803,919	6.17%
OG Systems, LLC
Term Loan	(3)(6)	Unsecured	L+11%	1%	11%	1%	1/22/2020	Chantilly, Virginia Services: Government	$4,028,288	3,957,874	3,910,268	2.23%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	65,490	0.04%
Total										4,007,874	3,975,758	2.27%
Refac Optical Group, et al
Revolver	(10)(11)	First Lien	L+7.5%		7.68%		9/30/2018	Blackwood, NJ Retail	$400,000	400,000	394,008	0.23%
Term A Loan	(6)(11)	First Lien	L+7.5%		7.68%		9/30/2018		$2,565,947	2,565,947	2,527,512	1.44%
Term B Loan	(6)(11)	First Lien	L+10.25%		8.68%	1.75%	9/30/2018		$6,289,607	6,289,607	6,180,233	3.53%
Total										9,255,554	9,101,753	5.20%
Securus Technologies Holdings, Inc.
Term Loan	(3)	Second Lien	L+7.75%	1.25%	9%		4/30/2021	Dallas, TX Telecommunications	$8,500,000	8,442,392	8,398,000	4.80%
Skopos Financial, LLC
Term Loan	(5)	Unsecured	12%		12%		1/31/2019	Irving, TX Finance	$20,000,000	19,650,560	19,985,514	11.41%
Skopos Financial Group, LLC Series A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,293,206	0.74%
Total										20,813,104	21,278,720	12.15%
Snowman Holdings, LLC, et al
Term Loan		Unsecured	12.5%		12.5%		2/15/2019	Lebanon, IN Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.38%
SPM Capital, LLC
Term Loan	(3)	First Lien	L+5.5%	1.5%	7%		10/31/2017	Bloomington, MN Healthcare & Pharmaceuticals	$7,312,500	7,226,304	7,260,962	4.15%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
March 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
SQAD, LLC
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11%	1.25%	4/30/2019	Tarrytown, NY Media: Broadcasting & Subscription	$7,086,506	$6,984,591	$7,049,208	4.03%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	62,485	71,536	0.04%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	562,368	643,824	0.37%
Total										7,609,444	7,764,568	4.44%
T2 Systems, Inc.
Term Loan	(3)(8)	First Lien	L+8%	1%	9%		1/31/2019	Indianapolis, IN Transportation & Logistics	$2,889,583	2,854,789	2,856,944	1.63%
Telecommunications Management, LLC
Term Loan	(3)	Second Lien	L+8%	1%	9%		10/30/2020	Sikeston, MO Media: Broadcasting & Subscription	$5,000,000	4,960,378	5,000,000	2.86%
Telular Corp.
Term Loan	(3)	Second Lien	Euro+ 8%	1.25%	9.25%		6/24/2020	Chicago, IL High Tech Industries	$7,500,000	7,409,280	7,366,473	4.21%
Vandelay Industries Finance, LLC, et al
Term Loan	(6)	Second Lien	11.75%		10.75%	1%	11/12/2019	La Vergne, TN Construction & Building	$2,500,000	2,478,836	2,500,000	1.43%
Woodstream Corporation
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Lititz, PA Consumer goods: non-durable	$9,137,721	8,863,216	8,767,223	5.01%
Woodstream Group, Inc.
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Lititz, PA Consumer goods: non-durable	$862,279	847,397	827,317	0.47%
Zemax, LLC
Term Loan (SBIC)	(2)(3)	Second Lien	L+10%	1%	11%		4/23/2020	Redmond, WA Software	$3,962,500	3,887,946	3,876,110	2.21%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	277,821	0.16%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 units	5,000	5,670	0.00%
Total										4,137,946	4,159,601	2.37%
Total Non-controlled, non-affiliated investments										326,643,757	322,266,780	184.05%
Net Investments										326,643,757	322,266,780	184.05%
LIABILITIES IN EXCESS OF OTHER ASSETS											(147,166,218)	(84.05)%
NET ASSETS											$175,100,562	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
March 31, 2015

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $41,732 of cash and $49,824,517 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 for discussion.
(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Investment was on non-accrual status as of January 1, 2014. The coupon rate on this investment includes 2% default interest.
(8)	Digital Payment Technologies Corp. is the Canadian co-borrower of the term loan of T2 Systems, Inc.
(9)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(10)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.

Abbreviation Legend

Euro — Euro Dollar

L — LIBOR

PIK — Payment-In-Kind

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.5%	1%	11.5%		3/5/2020	Deer Park, TX Chemicals, Plastics, & Rubber	$4,507,500	$4,421,407	$4,403,897	2.53%
APE Holdings, LLC Class A Units	(4)(5)	Equity							375,000 units	375,000	393,901	0.23%
Total										4,796,407	4,797,798	2.76%
Atkins Nutritionals Holdings II, Inc.
Term Loan	(3)	Second Lien	L+8.5%	1.25%	9.75%		4/3/2019	Denver, CO Beverage, Food, & Tobacco	$8,000,000	7,874,910	7,950,000	4.57%
ATX Networks Holdings Intermediate Corp., et al
Term Loan	(5)(6)	Unsecured	14%		12%	2%	5/12/2016	West Ajax, Ontario High Tech Industries	$21,636,242	21,636,242	21,610,661	12.42%
Binder & Binder National Social Security Disability Advocates, LLC
Term Loan	(4)(6)(7)	Unsecured	17%		15%	2%	2/27/2016	Hauppauge, NY Services: Consumer	$13,200,354	13,200,354	7,260,195	4.17%
Blackhawk Mining, LLC
Term Loan		First Lien	12.5%		12.5%		10/9/2016	Lexington, KY Metals & Mining	$4,498,878	4,256,857	4,261,882	2.45%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	640,608	0.37%
Total										4,471,143	4,902,490	2.82%
Calero Software, LLC
Term Loan	(3)	Second Lien	L+9.5%	1%	10.5%		6/5/2019	Rochester, NY Telecommunications	$10,000,000	9,830,259	9,761,825	5.61%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,507 units	500,000	301,481	0.17%
Total										10,330,259	10,063,306	5.78%
Colford Capital Holdings, LLC
Term Loan	(5)	Unsecured	12.25%		12.25%		5/31/2018	New York, NY Finance	$12,500,000	12,288,044	12,500,000	7.19%
Delayed Term Loan	(5)	Unsecured	12.25%		12.25%		5/31/2018		2,000,000	1,957,608	2,000,000	1.15%
										14,245,652	14,500,000	8.34%
Digital Payment Technologies Corp.
Term Loan	(3)(5)(8)	First Lien	L+8.5%	1%	9.5%		1/31/2019	Burnaby, British Columbia Transportation & Logistics	$2,927,604	2,890,453	2,876,391	1.65%
Eating Recovery Center, LLC
Mezzanine Term Loan	(6)	Unsecured	13%		12%	1%	6/28/2018	Denver, CO Healthcare & Pharmaceuticals	$18,400,000	18,124,295	17,903,238	10.29%
ERC Group Holdings LLC Series A Units	(4)(5)	Equity							17,820 units	1,674,648	2,285,208	1.31%
Total										19,798,943	20,188,446	11.60%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Empirix Inc.
Term Loan	(3)(9)	Second Lien	L+9.5%	1%	10.5%		5/1/2020	Billerica, MA Software	$11,657,850	11,455,072	11,409,670	6.56%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.5%	1%	10.5%		5/1/2020		$9,750,000	9,584,537	9,542,435	5.49%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,884,617	1.08%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	19,036	0.01%
Total										22,357,015	22,855,758	13.14%
EOS Fitness OPCO Holdings, LLC
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.5%		12/30/2019	Phoenix, AZ Hotel, Gaming, & Leisure	$3,500,000	3,430,038	3,430,038	1.97%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 units	117,673	117,673	0.07%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 units	3,017	3,017	—%
Total										3,550,728	3,550,728	2.04%
Glori Energy Production Inc.
Term Loan	(3)	First Lien	L+10%	1%	11%		3/14/2017	Houston, TX Energy: Oil & Gas	$2,904,667	2,861,646	2,828,561	1.63%
Grupo HIMA San Pablo, Inc., et al
Term Loan	(3)	First Lien	L+7%	1.5%	8.5%		1/31/2018	San Juan, PR Healthcare & Pharmaceuticals	$4,912,500	4,845,648	4,820,705	2.77%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,850,227	3,772,574	2.17%
Total										8,695,875	8,593,279	4.94%
Help/Systems, Holdings Inc., et al
Term Loan	(3)	Second Lien	L+8.5	1%	9.5%		6/28/2020	Eden Prairie, MN Software	$15,000,000	14,809,640	14,562,471	8.37%
Hollander Sleep Products, LLC
Term Loan	(3)	First Lien	L+8%	1%	9%		10/21/2020	Boca Raton, FL Services: Consumer	$7,500,000	7,391,025	7,391,025	4.25%
Dream II Holdings, LLC Class A Units	(4)(5)	Equity							250,000 units	250,000	250,000	0.14%
Total										7,641,025	7,641,025	4.39%
Hostway Corporation
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10%		12/13/2020	Chicago, IL High Tech Industries	$6,750,000	6,629,074	6,611,309	3.80%
HUF Worldwide, LLC
Term Loan	(3)(10)	First Lien	L+9%	0.5%	9.5%		10/22/2019	Los Angeles, CA Retail	$5,800,000	5,688,208	5,688,208	3.27%
Term Loan (SBIC)	(2)(3)	First Lien	L+9%	0.5%	9.5%		10/22/2019		$9,750,000	9,562,074	9,562,074	5.50%
HUF Holdings, LLC Common Class A Units	(4)(5)	Equity							500,000 units	500,000	500,000	0.29%
Total										15,750,282	15,750,282	9.06%
Livingston International, Inc.
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9%		4/18/2020	Toronto, Ontario Transportation: Cargo	$6,841,739	6,729,555	6,583,144	3.79%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Momentum Telecom Inc., et al
Term Loan	(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019	Birmingham, AL Media: Broadcasting & Subscription	$6,568,076	$6,449,058	$6,421,737	3.69%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019		$9,487,220	9,319,321	9,275,843	5.34%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,000,000	0.58%
Total										16,768,379	16,697,580	9.61%
OG Systems, LLC
Term Loan	(3)(6)	Unsecured	L+10%	1%	11%	1%	1/22/2020	Chantilly, Virginia Services: Government	$4,018,020	3,945,027	3,944,949	2.27%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	59,016	0.03%
Total										3,995,027	4,003,965	2.30%
Refac Optical Group, et al
Revolver	(11)(12)	First Lien	L+8.5%		8.67%		9/30/2018	Blackwood, NJ Retail	$400,000	400,000	379,903	0.22%
Term A Loan	(6)(12)	First Lien	L+7.5%		7.67%	1%	9/30/2018		$2,699,130	2,699,130	2,563,516	1.47%
Term B Loan	(6)(12)	First Lien	L+8.5%		8.67%	2.75%	9/30/2018		$6,267,221	6,267,221	5,889,617	3.39%
Total										9,366,351	8,833,036	5.08%
Securus Technologies Holdings, Inc.
Term Loan	(3)	Second Lien	L+7.75	1.25%	9%		4/30/2021	Dallas, TX Telecommunications	$8,500,000	8,440,701	8,372,500	4.81%
Skopos Financial, LLC
Term Loan	(5)	Unsecured	12%		12%		1/31/2019	Irving, TX Finance	$20,000,000	19,633,964	19,711,228	11.33%
Skopos Financial Group, LLC Series A Units	(4)(5)	Equity							970,159 units	1,000,000	1,193,744	0.69%
Total										20,633,964	20,904,972	12.02%
Snowman Holdings, LLC, et al
Term Loan		Unsecured	12.5%		12.5%		2/15/2019	Lebanon, IN Transportation: Cargo	$11,169,118	11,169,118	11,075,297	6.37%
SPM Capital, LLC
Term Loan	(3)	First Lien	L+5.5	1.5%	7%		10/31/2017	Bloomington, MN Healthcare & Pharmaceuticals	$7,331,250	7,237,826	7,264,072	4.18%
SQAD, LLC
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11%	1.25%	4/30/2019	Tarrytown, NY Media: Broadcasting & Subscription	$7,063,941	6,957,560	6,922,931	3.98%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	633,616	0.37%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	70,402	0.04%
Total										7,582,413	7,626,949	4.39%
Studer Group, LLC
Term Loan		Unsecured			12%		1/31/2019	Gulf Breeze, FL Services: Business	$16,910,423	16,910,423	16,822,698	9.67%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
T2 Systems, Inc.
Term Loan	(3)(8)	First Lien	L+8.5%	1%	9.5%		1/31/2019	Indianapolis, IN Transportation & Logistics	$2,889,583	$2,854,789	$2,856,944	1.65%
Telecommunications Management, LLC
Term Loan	(3)	Second Lien	L+8%	1%	9%		10/30/2020	Sikeston, MO Media: Broadcasting & Subscription	$5,000,000	4,958,664	4,927,516	2.83%
Telular Corp.
Term Loan	(3)	Second Lien	Euro+ 8%	1.25%	9.25%		6/24/2020	Chicago, IL High Tech Industries	$7,500,000	7,405,985	7,305,499	4.20%
Vandelay Industries Finance, LLC, et al
Term Loan	(6)	Second Lien	11.75%		10.75%	1%	11/12/2019	La Vergne, TN Construction & Building	$2,500,000	2,478,019	2,468,671	1.42%
Woodstream Corporation
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Lititz, PA Consumer goods: non-durable	$9,137,721	8,855,208	8,703,732	5.00%
Woodstream Group, Inc.
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Lititz, PA Consumer goods: non-durable	$862,279	858,360	821,326	0.47%
Zemax, LLC
Term Loan (SBIC)	(2)(3)	Second Lien	L+10%	1%	11%		4/23/2020	Redmond, WA Software	$3,962,500	3,885,386	3,885,386	2.23%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	245,000	0.14%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 units	5,000	5,000	—%
Total										4,135,386	4,135,386	2.37%
Total Non-controlled, non-affiliated investments										321,955,480	315,965,434	181.64%
Net Investments										321,955,480	315,965,434	181.64%
LIABILITIES IN EXCESS OF OTHER ASSETS											(141,927,538)	(81.64)%
NET ASSETS											$173,949,452	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $874,853 of cash and $48,896,015 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 for discussion.
(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Investment was on non-accrual status as of January 1, 2014.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

(8)	Digital Payment Technologies Corp. is the Canadian co-borrower of the term loan of T2 Systems, Inc.
(9)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $7,542,150, with an interest rate of LIBOR plus 9.50%, LIBOR floor of 1.0%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.5% per annum.
(10)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(12)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an atlernate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower's option, which reset periodically based on the terms of the loan agreement.

Abbreviation Legend

Euro — Euro Dollar

L — LIBOR

PIK — Payment-In-Kind

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and as a regulated investment company (“RIC”) for U.S. federal income tax purposes. The Company’s investment activities are managed by Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

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

The Company has established wholly owned subsidiaries: SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc., SCIC HUF Blocker 1, Inc. and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (“Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

On June 14, 2013, we formed Stellus Capital SBIC LP (the “SBIC subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC GP, LLC., a Delaware limited liability company, as wholly owned subsidiaries of the Company. On June 20, 2014, the SBIC subsidiary received a license from the Small Business Administration, or “SBA” to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. The SBIC subsidiary is consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2015, the SBIC subsidiary had $32.5 million of regulatory capital, and received commitments from the SBA of

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

$65 million, of which $16.25 million debentures have been drawn. As of March 31, 2015 and December 31, 2014, the SBIC subsidiary had $16.25 million of SBA-guaranteed debentures outstanding.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the quarters ended March 31, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014. Certain reclassifications have been made to certain prior period balances to conform with current presentation.

In accordance with Regulation S-X under the Securities Act of 1933, as amended and Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments.

The accounting records of the Company are maintained in U.S. dollars.

Portfolio Investment Classification

The Company classifies its portfolio investments in accordance with the requirements of the 1940 Act as follows: (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.

Cash and Cash Equivalents

At March 31, 2015, cash balances totaling $1,210,355 exceeded FDIC insurance protection levels of $250,000 by $960,355, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code (the “Code”), which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 9). On March 31, 2015 and December 31, 2014, we held no U.S. Treasury Bills.

Use of Estimates

The preparation of the consolidated statements of assets and liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, notes and SBA debentures and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the Credit Facility.

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

Investments purchased within 60 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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
March 31, 2015
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

To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred no excise tax expense for the three months ended March 31, 2015 and 2014.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

As of March 31, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2015 and 2014, respectively.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded deferred income tax expense of $66,278 and $0, respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2015 and December 31, 2014, the Company had a deferred tax liability of $354,400 and $288,122, respectively.

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
March 31, 2015
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

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded an expense for base management fees of $1,414,134 and $1,268,404, respectively. As of March 31, 2015 and December 31, 2014, $1,414,134 and $1,360,019, respectively, were payable to Stellus Capital.

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

For the three months ended March 31, 2015 and 2014, the Company incurred $960,854 and $918,027, respectively, of Investment Income Incentive Fees. As of March 31, 2015 and December 31, 2014, $1,166,832 and $1,121,556, respectively, of such incentive fees are payable to the Advisor, of which $936,852 and

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

$915,577, respectively, are currently payable (as explained below). As of March 31, 2015 and December 31, 2014, $229,980 and $205,979, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Capital Gains Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2015 and 2014, the Company incurred $0 and ($88,935) respectively, of incentive fees related to the Capital Gains Incentive Fee. As of March 31, 2015 and December 31, 2014, no Capital Gains Incentive Fees were payable to the Advisor, subject to the limitations set forth below.

A portion of the Capital Gains Incentive Fee may be payable to the Advisor on an annual basis. This portion of the fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. As of March 31, 2015 and December 31, 2014, no Capital Gains Incentive Fees were currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended March 31
	2015	2014
Investment Income Incentive Fees Incurred	$960,854	$918,027
Capital Gains Incentive Fee Incurred	—	(88,935)
Incentive Fee Expense	$960,854	$829,092

	March 31, 2015	December 31, 2014
Investment Income Incentive Fee Currently Payable	$936,852	$915,577
Investment Income Incentive Fee Deferred	229,980	205,979
Incentive Fee Payable	$1,166,832	$1,121,556

For the three months ended March 31, 2015 and 2014, the Company recorded an expense relating to director fees of $89,000 and $86,000, respectively. As of March 31, 2015 and December 31, 2014 $89,000 and $0, respectively, were payable relating to director fees.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

For the three months ended March 31, 2015 and 2014, the Company recorded expenses of $170,759 and $140,385, respectively, relating to the administration agreement. As of March 31, 2015 and December 31, 2014, $170,759 and $208,643, respectively, remained payable to Stellus Capital relating to the administration agreement.

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
March 31, 2015
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

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No shares were issued in connection with the distributions made during the three months ended March 31, 2015.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE

In accordance with the authoritative guidance on fair value measurements and disclosures under U.S. GAAP, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

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

At March 31, 2015, the Company had investments in 33 portfolio companies. The total cost and fair value of the investments were $326,643,757 and $322,266,780, respectively. The composition of our investments as of March 31, 2015 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$81,664,965	$81,759,555
Senior Secured – Second Lien	117,121,585	116,390,146
Unsecured Debt	118,817,782	113,232,840
Equity	9,039,425	10,884,239
Total Investments	$326,643,757	$322,266,780

At December 31, 2014, the Company had investments in 32 portfolio companies. The total cost and fair value of the investments were $321,955,480 and $315,965,434, respectively. The composition of our investments as of December 31, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$76,188,958	$75,529,963
Senior Secured – Second Lien	102,353,436	101,556,898
Unsecured Debt	135,536,203	129,276,255
Equity	7,876,883	9,602,318
Total Investments	$321,955,480	$315,965,434

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2015 and December 31, 2014,

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

the Company had two and three such investments with aggregate unfunded commitments of $3,350,000 and $10,892,150, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$81,759,555	$81,759,555
Senior Secured – Second Lien	—	8,398,000	107,992,146	116,390,146
Unsecured Debt	—	—	113,232,840	113,232,840
Equity	—	—	10,884,239	10,884,239
Total Investments	$—	$8,398,000	$313,868,780	$322,266,780

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$75,529,963	$75,529,963
Senior Secured – Second Lien	—	8,372,500	93,184,398	101,556,898
Unsecured Debt	—	—	129,276,255	129,276,255
Equity	—	—	9,602,318	9,602,318
Total Investments	$—	$8,372,500	$307,592,934	$315,965,434

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2015 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Purchases of investments	5,850,000	14,700,000	—	1,162,544	21,712,544
Payment-in-kind interest	35,166	—	143,415	—	178,581
Sales and Redemptions(1)	(507,060)	—	(16,910,423)	—	(17,417,483)
Realized Gains	3,169	—	—	—	3,169
Change in unrealized depreciation included in earnings	753,589	41,291	675,006	119,377	1,589,263
Amortization of premium and accretion of discount, net	94,728	66,457	48,587	—	209,772
Fair value at end of period(2)	$81,759,555	$107,992,146	$113,232,840	$10,884,239	$313,868,780
Change in unrealized depreciation on Level 3 investments still held as of March 31, 2015	$753,589	$41,291	$762,731	$119,373	$1,676,984

(1)	For the three months ended March 31, 2015, this amount includes $75,126 of principal receivable.
(2)	There were no transfers of Level 2 investments during the three months ended March 31, 2015.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2014 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Purchases of investments	56,040,667	10,775,600	27,440,000	3,698,057	97,954,324
Payment-in-kind interest	147,719	—	582,316	—	730,035
Sales and Redemptions	(16,740,893)	(13,391,296)	—	—	(30,132,189)
Realized Gains	168,052	87,500	—	—	255,552
Change in unrealized depreciation included in earnings	(976,922)	(1,599,019)	(5,161,026)	1,536,839	(6,200,128)
Amortization of premium and accretion of discount, net	240,245	224,160	195,369	—	669,774
Fair value at end of year	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2014	$(815,387)	$(1,579,130)	$(5,161,026)	$1,536,843	$(6,018,701)

Transfers are reflected at the value of the securities at the beginning of the period.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2015:

	Cost	Fair Value	% of Total Investments
New York	$51,268,000	$44,427,659	13.79%
Texas	36,876,882	37,309,485	11.58%
Canada	31,335,120	31,340,455	9.73%
Colorado	27,692,669	28,654,350	8.89%
California	25,530,874	25,696,439	7.96%
Massachusetts	22,371,306	23,123,038	7.17%
Minnesota	22,042,568	21,937,878	6.81%
Alabama	16,682,475	16,693,830	5.18%
Indiana	14,023,906	14,026,062	4.35%
Illinois	14,042,041	13,959,961	4.33%
Pennsylvania	9,710,613	9,594,540	2.98%
New Jersey	9,255,555	9,101,753	2.82%
Puerto Rico	8,695,611	8,717,565	2.71%
Florida	7,645,531	7,683,458	2.38%
Washington	5,137,946	5,159,601	1.60%
Missouri	4,960,378	5,000,000	1.55%
Kentucky	4,437,929	4,931,428	1.53%
North Carolina	4,902,039	4,902,039	1.52%
Virginia	4,007,875	3,975,758	1.23%
Arizona	3,545,603	3,531,481	1.10%
Tennessee	2,478,836	2,500,000	0.78%
	$326,643,757	$322,266,780	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2015:

	Cost	Fair Value	% of Total Investments
Software	$41,325,516	$41,959,555	13.01%
Healthcare & Pharmaceuticals	35,734,117	36,632,877	11.37%
Finance	35,073,396	35,778,720	11.10%
High Tech Industries	35,788,868	35,706,788	11.08%
Media: Broadcasting & Subscription	29,252,296	29,458,398	9.14%
Retail	24,982,509	24,994,273	7.76%
Services: Consumer	26,706,129	20,690,816	6.42%
Transportation: Cargo	17,902,623	17,905,802	5.56%
Telecommunications	18,780,058	17,553,733	5.45%
Services: Business	15,705,958	15,705,958	4.87%
Consumer Goods: Non-Durable	9,710,613	9,594,540	2.98%
Beverage, Food, & Tobacco	7,880,467	8,000,000	2.48%
Transportation & Logistics	5,709,578	5,713,888	1.77%
Metals & Mining	4,437,929	4,931,428	1.53%
Chemicals, Plastics, & Rubber	4,799,406	4,856,091	1.51%
Services: Government	4,007,874	3,975,758	1.23%
Hotel, Gaming, & Leisure	3,545,603	3,531,481	1.10%
Energy: Oil & Gas	2,821,981	2,776,674	0.86%
Construction & Building	2,478,836	2,500,000	0.78%
	$326,643,757	$322,266,780	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
Software	$41,302,041	$41,553,615	13.15%
Healthcare & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,870,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Construction & Building	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2015:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$81,759,555	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.28% to 2.19% (0.44%) -0.37% to 0.02% (-0.12%) 8x to 19x (12x)(4)
Second lien debt	$107,992,146	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-5.12% to 3.32% (-0.25%) -0.81% to 0.03% (-0.39%) 7x to 20x (13x)(4)
Unsecured debt	$113,232,840	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.32% to 3.20% (-0.36%) -0.56% to 0.23% (0.15%) 10x to 16x (12x)(4)
Equity investments	$10,884,239	Market approach(5)	Underwriting multiple/ EBITDA Multiple	2x to 14x (9x)
Total Long Term Level 3 Investments	$313,868,780

(1)	Weighted average based on fair value as of March 31, 2015.
(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 4 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -0.28% (-28 basis points) to 2.19% (219 basis points). The average of all changes was 0.44%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$75,529,963	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.8% to 5.33% (0.74%) -0.27% to 0.18% (-0.04%) 8x to 17x (11x)(4)
Second lien debt	$93,184,398	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.98% to 2.52% (0.04%) -0.59% to 1.80% (-0.09%) 7x to 22x (15x)
Unsecured debt	$129,276,255	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.36% to 3.16% (0.23%) -0.28% to 0.49% (0.08%) 10x to 16x (12x)
Equity investments	$9,602,318	Market approach(5)	Underwriting multiple/ EBITDA Multiple	2x to 14x (10x)
Total Long Term Level 3 Investments	$307,592,934

(1)	Weighted average based on fair value as of December 31, 2014.
(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per S&P LCD Leveraged Loan Index), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.98% (-198 basis points) to 2.52% (252 basis points). The average of all changes was 0.4%.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

On June 5, 2014, we established an at-the-market program through which we may sell, from time to time and at our sole discretion $50 million of our common stock. There were no shares issued during the three months ended March 31, 2015 under the at-the-market program. The proceeds raised, the related underwriting fees, the offering expenses and the price at which these shares were issued from the period of June 5, 2014 through March 31, 2015 are as follows:

Issuance of Common Stock	Number of Shares	Gross Proceeds	Underwriting fees	Offering Expenses	Average Offering Price
Quarter ended June 30, 2014	230,242	$3,334,474	$50,017	$17,467	$14.48
Quarter ended September 30, 2014	121,123	1,752,861	25,493	12,437	$14.47
Quarter ended December 31, 2014	—	—	—	—	—
Quarter ended March 31, 2015	—	—	—	—	—
Total	351,365	$5,087,335	$75,510	$29,904

The Company issued no shares of common stock during the three months ended March 31, 2015 in connection with the stockholder distribution reinvestment plan.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
Net increase in net assets resulting from operations	$5,393,374	$4,343,761
Average common shares	12,479,962	12,103,986
Basic and diluted earnings per common share	$0.43	$0.36

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

As of March 31, 2015, the Company had $3.4 million of unfunded commitments to provide debt financing to two of our portfolio companies. As of December 31, 2014 the Company had $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the three months ended March 31, 2015 (unaudited)	For the three months ended March 31, 2014 (unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$13.94	$14.54
Net investment income	0.31	0.31
Change in unrealized appreciation (depreciation)	0.13	0.04
Realized gain	—	0.01
Provision for taxes on unrealized appreciation on investments	(0.01)	—
Total from investment operations	0.43	0.36
Reinvestments of stockholder distributions(2)	—	—
Stockholder distributions from:
Net investment income	(0.34)	(0.34)
Net realized capital gains	—	(0.06)
Other(3)	—	(0.01)
Net asset value at end of period	$14.03	$14.49
Per share market value at end of period	$12.07	$14.38
Total return based on market value(4)	5.34%	(1.81)%
Weighted average shares outstanding	12,479,962	12,103,986

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

	For the three months ended March 31, 2015 (unaudited)	For the three months ended March 31, 2014 (unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$175,100,562	$175,480,048
Weighted Average net assets	$173,962,242	$175,685,781
Annualized ratio of operating expenses to net assets(5)(8)	11.39%	9.44%
Annualized ratio of interest expense and other fees to net assets(5)	3.38%	2.49%
Annualized ratio of net investment income to net assets(5)(8)	8.92%	8.68%
Portfolio Turnover(6)	5%	8%
Notes payable	$25,000,000	—
Credit Facility payable	$110,250,000	$130,000,000
Short-term loan	—	—
Asset coverage ratio(7)	2.29x	2.35x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.
(2)	The per share impact of the Company’s reinvestment of stockholder distributions and realized gains has an impact to net assets of less than $0.01 per share during the applicable period.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.
(5)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.
(6)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator.
(8)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments of $66,278 for the three months ended March 31, 2015, which is not reflected in net investment income, gross operating expenses or net operating expenses.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 9 — CREDIT FACILITY  – (continued)

On November 21, 2014, the Company entered into a First Amendment (the “Amendment”) to the Credit Facility, by and among the Company, SunTrust Bank, as a lender and the administrative agent, and the lenders named therein. The Amendment, among other things, (i) extended the maturity date of the Credit Facility from November 14, 2016 to October 1, 2018; (ii) extended the revolving period from November 12, 2015 to October 1, 2017; and (iii) reduced the applicable margin rate for LIBOR-based loans from 3.00% per annum to 2.625% per annum and reduced the applicable margin rate for other loans, which are based on an alternative reference rate, (b) a federal funds effective rate plus 0.50%, and (c) the rate per annum equal to 1% plus one-month LIBOR), from 2.00% per annum to 1.625% per annum. The Amendment also reduced the aggregate commitments under the Credit Facility to $120,000,000, but included an accordion feature allowing the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

In addition, the Amendment provided for the prepayment in full of the pro rata portion of loans owing to State Street Bank and Trust Company, which ceased to be a lender under the Credit Facility.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of March 31, 2015, the Company was in compliance with these covenants.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.625% with no LIBOR floor or (ii) 1.625% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 1, 2018.

As of March 31, 2015 and December 31, 2014, $110,250,000 and $106,500,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. Additionally, the Company incurred $667,882 in connection with the Amendment during the year ended December 31, 2014. As of March 31, 2015 and December 31, 2014, $1,645,301 and $1,774,630 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively.

For the three months ended March 31, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.4% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $894,837 for the three months ended March 31, 2015, of which $747,987 was interest expense, $116,728 was amortization of loan fees paid on the Credit Facility, $17,522 related to commitment fees on the unused portion of the Credit Facility, and $12,600 related to loan administration fees. The Company paid $774,516 in

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 9 — CREDIT FACILITY  – (continued)

interest expense and unused commitment fees for the three months ended March 31, 2015. The average borrowings under the Credit Facility for the three months ended March 31, 2015 were $105,897,222.

For the three months ended March 31, 2014 the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.8% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1,078,955 for the three months ended March 31, 2014, of which $906,975 was interest expense, $132,629 was amortization of loan fees paid on the Credit Facility, $27,056 related to commitment fees on the unused portion of the Credit Facility, and $12,295 related to loan administration fees. The Company paid $905,350 in interest expense and unused commitment fees for the three months ended March 31, 2014. The average borrowings under the Credit Facility for the three months ended March 31, 2014 were $113,355,556.

NOTE 10 — NOTES

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both March 31, 2015 and December 31, 2014, the carrying amount of the Notes was approximately $25.0 million. As of March 31, 2015 and December 31, 2014, the fair value of the Notes was $25.3 million and $25.1 million, respectively. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees which are being amortized over the term of the notes of which $752,724 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2015, the Company incurred interest and fee expense on the Notes of $482,482, of which $406,250 was interest expense, $75,399 was amortization of loan fees paid on the Notes, and $833 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

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

On August 12, 2014 we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting it to borrow up to

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 11 — SBA DEBENTURES  – (continued)

$65 million (based on current regulatory capital of $32.5 million) more than it would otherwise be able to absent the receipt of this exemptive relief.

As of both March 31, 2015 and December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital and had $16.25 million of SBA-guaranteed debentures outstanding. These debentures pooled on March 25, 2015 at fixed interest rate of 2.872%. Prior to the pooling on March 25, 2015, the weighted average annualized interim financing rate on the outstanding debentures was 0.946%. The maturity date of these debentures is March 1, 2025. The principal amount of our SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty.

As of March 31, 2015 and December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2015 and December 31, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

During the year ended December 31, 2014, the Company incurred $719,063 in financing costs related to the SBA debentures, which were recorded as prepaid loan fees. As of March 31, 2015 and December 31, 2014, $653,256 and $681,947 of prepaid financing costs had yet to be amortized, respectively.

For the three months ended March 31, 2015, the components of interest, amortized deferred financing costs and weighted average stated interest rate for the SBA debentures were as follows:

For the three months ended March 31, 2015
SBA Debentures interest	$44,483
Amortization of deferred financing costs	28,690
Total interest and fees expense	$73,173
Effective interest rate	1.826%

As of March 31, 2015, $62,822 interest has been paid on the debentures.

NOTE 12 — SUBSEQUENT EVENTS

Credit Facility

The outstanding balance under the Credit Facility as of May 6, 2015 was $108.5 million.

Dividends Declared

On April 15, 2015, the Company’s board of directors declared a regular monthly dividend for each of April 2015, May 2015 and June 2015 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/15/15	4/28/15	4/30/15	5/15/15	$0.1133
4/15/15	5/27/15	5/29/15	6/15/15	$0.1133
4/15/15	6/26/15	6/30/15	7/15/15	$0.1133

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2015, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of March 31, 2015, we had $322.3 million (at fair value) invested in 33 companies. As of March 31, 2015, our portfolio included approximately 26% of first lien debt, 36% of second lien debt, 35% of mezzanine debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$81,664,965	$81,759,555
Senior Secured – Second Lien	117,121,585	116,390,146
Unsecured Debt	118,817,782	113,232,840
Equity	9,039,425	10,884,239
Total Investments	$326,643,757	$322,266,780

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2015 and December 31, 2014, the Company had two and three such investments with aggregate unfunded commitments of $3.4 million and $10.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2015:

	Cost	Fair Value	% of Total Investments
New York	$51,268,000	$44,427,659	13.79%
Texas	36,876,882	37,309,485	11.58%
Canada	31,335,120	31,340,455	9.73%
Colorado	27,692,669	28,654,350	8.89%
California	25,530,874	25,696,439	7.96%
Massachusetts	22,371,306	23,123,038	7.17%
Minnesota	22,042,568	21,937,878	6.81%
Alabama	16,682,475	16,693,830	5.18%
Indiana	14,023,906	14,026,062	4.35%
Illinois	14,042,041	13,959,961	4.33%
Pennsylvania	9,710,613	9,594,540	2.98%
New Jersey	9,255,555	9,101,753	2.82%
Puerto Rico	8,695,611	8,717,565	2.71%
Florida	7,645,531	7,683,458	2.38%
Washington	5,137,946	5,159,601	1.60%
Missouri	4,960,378	5,000,000	1.55%
Kentucky	4,437,929	4,931,428	1.53%
North Carolina	4,902,039	4,902,039	1.52%
Virginia	4,007,875	3,975,758	1.23%
Arizona	3,545,603	3,531,481	1.10%
Tennessee	2,478,836	2,500,000	0.78%
	$326,643,757	$322,266,780	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2015:

	Cost	Fair Value	% of Total Investments
Software	$41,325,516	$41,959,555	13.01%
Healthcare & Pharmaceuticals	35,734,117	36,632,877	11.37%
Finance	35,073,396	35,778,720	11.10%
High Tech Industries	35,788,868	35,706,788	11.08%
Media: Broadcasting & Subscription	29,252,296	29,458,398	9.14%
Retail	24,982,509	24,994,273	7.76%
Services: Consumer	26,706,129	20,690,816	6.42%
Transportation: Cargo	17,902,623	17,905,802	5.56%
Telecommunications	18,780,058	17,553,733	5.45%
Services: Business	15,705,958	15,705,958	4.87%
Consumer Goods: Non-Durable	9,710,613	9,594,540	2.98%
Beverage, Food, & Tobacco	7,880,467	8,000,000	2.48%
Transportation & Logistics	5,709,578	5,713,888	1.77%
Metals & Mining	4,437,929	4,931,428	1.53%
Chemicals, Plastics, & Rubber	4,799,406	4,856,091	1.51%
Services: Government	4,007,874	3,975,758	1.23%
Hotel, Gaming, & Leisure	3,545,603	3,531,481	1.10%
Energy: Oil & Gas	2,821,981	2,776,674	0.86%
Construction & Building	2,478,836	2,500,000	0.78%
	$326,643,757	$322,266,780	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
Software	$41,302,041	$41,553,615	13.15%
Healthcare & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,870,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Construction & Building	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

At March 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.9 million and $9.8 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $23.1 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.1 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $22.9 million, respectively.

At March 31, 2015, 60% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 40% bore interest at fixed rates. At December 31, 2014, 56% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 44% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of both March 31, 2015 and December 31, 2014 was approximately 10.9%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as the return on investment for our stockholders but, rather, relates to a portion of our investment porfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of March 31, 2015 and December 31, 2014, we had cash of $1.2 million and $2.0 million, respectively.

Investment Activity

During the quarter ended March 31, 2015, we made $21.7 million of investments in two new portfolio companies and two existing portfolio companies. During the quarter ended March 31, 2015, we received $17.3 million in proceeds from repayments and sales of our investments, including $0.4 million from amortization of certain other investments.

During the quarter ended March 31, 2014, we made $40.6 million of investments in five new portfolio companies. During the quarter ended March 31, 2014, we received $22.4 million in proceeds from repayments and sales of our investments, including $0.4 million from amortization of certain other investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital required by market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”) uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2015		As of December 31, 2014
Investment Category	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1	$56.1	17%	$21.6	7%
2	249.9	78%	259.6	82%
3	9.2	3%	27.5	9%
4	—	0%	—	0%
5	7.1	2%	7.3	2%
Total	$322.3	100%	$316.0	100%

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2015, we had one loan on non-accrual status, which represented approximately 4.0% of our loan portfolio at cost and 2.2% at fair value. December 31, 2014, we had one loan on non-accrual status, which represented approximately 4.1% of our loan portfolio at cost and 2.3% at fair value.

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

Comparison of the Three Months ended March 31, 2015 and 2014

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

The following shows the breakdown of investment income for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015	Three months ended March 31, 2014
Interest income	$8.4	$7.4
PIK Interest	0.2	0.2
Miscellaneous fees	0.1	0.2
Total	$8.7	$7.8

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	base management and incentive fees;
•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the years ended March 31, 2015 and 2014 (in millions).

	Three months ended March 31, 2015	Three months ended March 31, 2014
Operating Expenses
Management fees	$1.4	$1.2
Valuation Fees	0.1	0.2
Administrative services expenses	0.3	0.3

	Three months ended March 31, 2015	Three months ended March 31, 2014
Incentive fees(a)	1.0	0.8
Professional fees	0.3	0.2
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	1.5	1.1
Other general and administrative	0.1	0.1
Total Operating Expenses	$4.9	$4.1

(a)	For the three months ended March 31, 2015 and 2014, incentive fees include the effect of the Capital Gains Incentive Fee of $0 and ($0.1) million, respectively.

The increase in operating expenses for the respective periods was primarily due to an increase in interest expense from the issuance of $25.0 million in aggregate principal amount of 6.50% notes due 2019 (the “Notes”) and the increase in management and incentive fees attributable to our growing portfolio.

Net Investment Income

For the three months ended March 31, 2015, net investment income was $3.8 million, or $0.31 per common share (based on 12,479,962 weighted-average common shares outstanding at March 31, 2015).

For the three months ended March 31, 2014, net investment income was $3.8 million, or $0.31 per common share (based on 12,103,986 weighted-average common shares outstanding at March 31, 2014). Net investment income included expense accruals of $(89) thousand of incentive fees related to realized and unrealized gains.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the three months ended March 31, 2015 totaled $17.3 million and net realized gains totaled $3 thousand.

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

Net change in unrealized appreciation on investments and cash equivalents for the three months ended March 31, 2015 and 2014 totaled $1.6 million and $0.5 million, respectively.

The change in unrealized appreciation was due primarily to a tightening of market interest rate spreads on most of the investments in our portfolio.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2015, net increase in net assets resulting from operations totaled $5.4 million, or $0.43 per common share (based on 12,479,962 weighted-average common shares outstanding at March 31, 2015).

For the three months ended March 31, 2014, net increase in net assets resulting from operations totaled $4.3 million, or $0.36 per common share (based on 12,103,986 weighted-average common shares outstanding at March 31, 2014.

The increase in net increase in net assets resulting from operations was due primarily to unrealized appreciation on most of the investments in our portfolio due to a tightening of market interest rate spreads.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $0.3 million for the three months ended March 31, 2015, primarily in connection with the payment of operating expenses. Our financing activities for the three months ended March 31, 2015 used cash of $0.5 million primarily related to distributions to stockholders offset by net borrowings under the Credit Facility.

Our operating activities used cash of $14.6 million for the three months ended March 31, 2014, primarily in connection with the purchase of investments. Our financing activities for the three months ended March 31, 2014 provided cash of $7.6 million primarily from net borrowings under the Credit Facility.

Our liquidity and capital resources are derived from the Credit Facility, SBA guaranteed debentures, the offering of securities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2014 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on June 26, 2015, the date of our 2015 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage at all times. As of March 31, 2015 and December 31, 2014, our asset coverage ratio was 229% and 235%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2015 and December 31, 2014, we had cash of $1.2 million and $2.0 million, respectively.

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

Borrowings under the Credit Facility, as amended, bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.625% with no LIBOR floor or (ii) 1.625% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility, as amended, will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 1, 2018.

As of March 31, 2015 and December 31, 2014, $110,250,000 and $106,500,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013 the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. Additionally, the Company incurred costs of $667,882 in connection with the Amendment during the year ended December 31, 2014. As of March 31, 2015 and December 31, 2014, $1,645,301 and $1,774,630 of such prepaid loan structure fees and annual administration fees had yet to be amortized, respectively.

For the three months ended March 31, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.4% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $894,837 for the three months ended March 31, 2015, of which $747,987 was interest expense, $116,728 was amortization of loan fees paid on the Credit Facility, $17,522 related to commitment fees on the unused portion of the Credit Facility, and $12,600 related to loan administration fees. The Company paid $774,516 in interest expense and unused commitment fees for the three months ended March 31, 2015. The average borrowings under the Credit Facility for the three months ended March 31, 2015 were $105,897,222.

For the three months ended March 31, 2014 the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.8% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1,078,955 for the three months ended March 31, 2014, of which $906,975 was interest expense, $132,629 was amortization of loan fees paid on the Credit Facility, $27,056 related to commitment fees on the unused portion of the Credit Facility, and $12,295 related to loan administration fees. The Company paid $905,350 in interest expense and unused commitment fees for the three months ended March 31, 2014. The average borrowings under the Credit Facility for the three months ended March 31, 2014 were $113,355,556.

Notes Offering

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% Notes. The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both March 31, 2015 and December 31, 2014, the carrying amount of the Notes was approximately $25.0 million. As of March 31, 2015 and December 31, 2014, the fair value of the Notes was $25.3 million and $25.1 million, respectively. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees which are being amortized over the term of the Notes of which $752,724 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2015, the Company incurred interest and fee expense on the Notes of $482,482, of which $406,250 was interest expense, $75,399 was amortization of loan fees paid on the Notes, and $833 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

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

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting it to borrow up to

$65 million (based on current regulatory capital of $32.5 million) more than it would otherwise be able to absent the receipt of this exemptive relief.

As of both March 31, 2015 and December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital and had $16.25 million of SBA-guaranteed debentures outstanding. These debentures pooled on March 25, 2015 at fixed interest rate of 2.872%. Prior to the pooling on March 25, 2015, the weighted average annualized interim financing rate on the outstanding debentures was 0.946%. The maturity date of these debentures is March 1, 2025. The principal amount of our SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty.

As of both March 31, 2015 and December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At both March 31, 2015 and December 31, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

During the year ended December 31, 2014, the Company incurred $719,063 in financing costs related to the SBA debentures, which were recorded as prepaid loan fees. As of March 31, 2015 and December 31, 2014, $653,256 and $681,947 of prepaid financing costs had yet to be amortized, respectively.

For the three months ended March 31, 2015, the components of interest, amortized deferred financing costs and weighted average stated interest rate for the SBA debentures were as follows:

For the three months ended March 31, 2015
SBA Debentures interest	$44,483
Amortization of deferred financing costs	28,690
Total interest and fees expense	$73,173
Effective interest rate	1.826%

As of March 31, 2015, $62,822 interest has been paid on the debentures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2015, our off-balance sheet arrangements consisted of $3.4 million of unfunded commitments to provide debt financing to two of our portfolio companies. As of December 31, 2014, our off-balance sheet arrangements consisted of $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with our senior management and Stellus Capital;
•	At least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;
•	The audit committee of our board of directors then reviews these preliminary valuations and makes a recommendation to the board of directors; and
•	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital, the independent valuation firm and the audit committee.

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

Unrealized Gains Incentive Fee

Under U.S. GAAP, the Company calculates the unrealized gains incentive fee payable to the Advisor as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional unrealized gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional unrealized gains incentive fee accrued at a reporting date may vary from the incentive fee that is ultimately realized and the differences could be material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2015 and 2014, 60% and 57%, or 28 and 21 of the loans in our portfolio, bore interest at floating rates, respectively. At March 31, 2015, 25 of these 28 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income for the three months ended March 31, 2015, by less than $130 thousand, due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2015 and 2014, we did not engage in hedging activities. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of March 31, 2015, we had not entered into any interest rate hedging arrangements. At March 31, 2015, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $261 thousand for the three months ended March 31, 2015. The Notes bear interest at a fixed rate per year and would not be impacted by changes in interest rates.

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

(b)	Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There has been no other material change in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we issued no shares of our common stock under our dividend reinvestment plan.

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

Dated: May 7, 2015

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