Form 10-Q
period 2015-06-30
Stellus Capital Investment Corp
filed 2015-08-07
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35730

STELLUS CAPITAL INVESTMENT CORPORATION

( Exact Name of Registrant as Specified in Its Charter)

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 6, 2015 was 12,479,962.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $329,007,464 and $321,955,480, respectively)	$324,394,424	$315,965,434
Cash and cash equivalents	5,829,698	2,046,563
Receivable for sales and repayments of investments	75,358	—
Interest receivable	4,093,194	5,082,665
Deferred offering costs	261,761	261,761
Deferred financing costs	711,783	828,956
Accounts receivable	186,032	696
Prepaid loan fees on SBA debentures	1,165,534	681,947
Prepaid loan structure fees	1,514,536	1,774,630
Prepaid expenses	283,114	419,283
Total Assets	$338,515,434	$327,061,935
LIABILITIES
Notes Payable	$25,000,000	$25,000,000
Credit facility payable	107,000,000	106,500,000
SBA Debentures	26,000,000	16,250,000
Dividends payable	1,413,983	1,413,983
Base management fees payable	1,446,330	1,360,019
Incentive fees payable	1,228,851	1,121,556
Interest payable	389,431	346,204
Directors’ fees payable	184,000	—
Unearned revenue	44,190	157,403
Administrative services payable	371,327	591,744
Deferred tax liability	402,379	288,122
Other accrued expenses and liabilities	175,637	83,452
Total Liabilities	$163,656,128	$153,112,483
Commitments and contingencies (Note 7)
Net Assets	$174,859,306	$173,949,452
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,479,962 and 12,479,962 shares issued and outstanding, respectively)	$12,480	$12,480
Paid-in capital	180,994,764	180,994,783
Accumulated undistributed net realized gain	292,717	—
Distributions in excess of net investment income	(1,425,235)	(779,643)
Net Unrealized depreciation on investments and cash equivalents, net of provision for taxes of $402,379 and $288,122, respectively.	(5,015,420)	(6,278,168)
Net Assets	$174,859,306	$173,949,452
Total Liabilities and Net Assets	$338,515,434	$327,061,935
Net Asset Value Per Share	$14.01	$13.94

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$8,635,047	$7,672,379	$17,266,343	$15,359,713
Other income	55,415	340,330	138,210	502,242
Total Investment Income	8,690,462	8,012,709	17,404,553	15,861,955
OPERATING EXPENSES
Management fees	$1,446,330	$1,293,336	$2,860,464	$2,561,740
Valuation fees	41,324	64,498	188,799	216,137
Administrative services expenses	296,827	275,167	576,027	543,934
Incentive fees	998,871	934,740	1,959,725	1,763,832
Professional fees	67,794	66,038	362,355	284,027
Directors’ fees	95,000	118,000	184,000	204,000
Insurance expense	118,242	120,407	235,186	239,490
Interest expense and other fees	1,514,055	1,352,967	2,964,547	2,431,922
Other general and administrative expenses	116,532	82,694	234,548	150,967
Total Operating Expenses	$4,694,975	$4,307,847	$9,565,651	$8,396,049
Net Investment Income	$3,995,487	$3,704,862	$7,838,902	$7,465,906
Net Realized Gain on Investments and Cash Equivalents	$289,548	$325,385	$292,717	$437,457
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	$(236,062)	$(1,318,680)	$1,377,006	$(848,035)
Provision for taxes on unrealized gain on investments	$(47,980)	$—	$(114,258)	$—
Net Increase in Net Assets Resulting from Operations	$4,000,993	$2,711,567	$9,394,367	$7,055,328
Net Investment Income Per Share	$0.32	$0.31	$0.63	$0.62
Net Increase in Net Assets Resulting from Operations Per Share	$0.32	$0.22	$0.75	$0.58
Weighted Average Shares of Common Stock Outstanding	12,479,962	12,132,851	12,479,962	12,118,498
Distributions Per Share	$0.34	$0.34	$0.68	$0.74

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2015	2014
Increase in Net Assets Resulting from Operations
Net investment income	$7,838,902	$7,465,906
Net realized gain on investments and cash equivalents	292,717	437,457
Net change in unrealized appreciation on investments and cash equivalents	1,377,006	(848,035)
Provision for taxes on unrealized appreciation on investments	(114,258)	—
Net Increase in Net Assets Resulting from Operations	$9,394,367	$7,055,328
Stockholder distributions
Net investment income	(8,484,513)	(8,255,460)
Net realized capital gains	—	(786,436)
Total Distributions	$(8,484,513)	$(9,041,896)
Capital share transactions
Issuance of common stock	—	3,334,474
Reinvestments of stockholder distributions	—	187,492
Sales load	—	(50,017)
Offering costs	—	(17,467)
Net increase in net assets resulting from capital share transactions	$—	$3,454,482
Total increase in net assets	$909,854	$1,467,914
Net assets at beginning of period	$173,949,452	$175,891,514
Net assets at end of period (includes $1,425,235 and $2,052,213 of distributions in excess of net investment income)	$174,859,306	$177,359,428

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$9,394,367	$7,055,328
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(59,970,381)	(51,538,484)
Proceeds from sales and repayments of investments	53,942,696	48,302,237
Net change in unrealized (appreciation) depreciation on investments	(1,377,006)	848,135
Deferred tax provision	114,258	—
Increase in investments due to PIK	(337,295)	(363,565)
Amortization of premium and accretion of discount, net	(469,646)	(318,341)
Amortization of loan structure fees	260,094	296,169
Amortization of deferred financing costs	117,173	28,558
Amortization of loan fees on SBIC debentures	77,851	—
Net realized gain on investments	(292,717)	(442,332)
Changes in other assets and liabilities
Decrease (increase) in interest receivable	989,471	(462,314)
Decrease in receivable for affiliated transaction	—	43,450
Increase in accounts receivable	(185,336)	(31,013)
Decrease in prepaid expenses and fees	136,169	218,317
Increase in management fees payable	86,311	116,606
Increase (decrease) in directors’ fees payable	184,000	(96,000)
Increase in incentive fees payable	107,295	1,122,316
Increase (decrease) in administrative services payable	(220,417)	11,793
Increase in interest payable	43,227	163,457
Decrease in unearned revenue	(113,213)	(11,569)
Increase (decrease) in other accrued expenses and liabilities	92,185	(97,025)
Net cash provided by operating activities	$2,579,086	$4,845,723
Cash flows from financing activities
Proceeds from notes issued	—	25,000,000
Proceeds from SBA Debentures	9,750,000	—
Financing costs paid on notes issued	—	(889,742)
Financing costs paid on SBA Debentures	(561,438)	—
Proceeds from the issuance of common stock	—	3,125,288
Sales load for common stock issued	—	(50,017)
Offering costs paid for common stock issued	—	(71,184)
Stockholder distributions paid	(8,484,513)	(7,457,727)
Borrowings under credit facility	53,750,000	72,000,000
Repayments of credit facility	(53,250,000)	(91,000,000)
Repayments of short-term loan	—	(9,000,000)
Net cash provided by (used in) financing activities`	$1,204,049	$(8,343,382)
Net decrease in cash and cash equivalents	3,783,135	(3,497,659)
Cash and cash equivalents balance at beginning of period	2,046,563	13,663,542
Cash and cash equivalents balance at end of period	$5,829,698	$10,165,883
Supplemental and non-cash financing activities
Accrued deferred offering costs	$—	$172,289
Shares issued pursuant to Dividend Reinvestment Plan	$—	$187,492
Interest expense paid	$2,461,204	$1,941,863

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

June 30, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.5%	1%	11.5%		3/5/2020	Chemicals, Plastics, & Rubber	$4,507,500	$4,427,496	$4,451,249	2.55%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	392,259	0.22%
Total										4,802,496	4,843,508	2.77%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,886,169	8,000,000	4.58%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Debtor-In-Posession Loan		First Lien	10%		10%		3/31/2016	Services: Consumer	$5,500,000	5,402,363	5,371,890	3.07%
Term Loan	(4)(6)(7)	Unsecured	17%		15%	2%	2/27/2016		$13,200,354	13,200,354	7,147,114	4.09%
Total										18,602,717	12,519,004	7.16%
Blackhawk Mining, LLC								Lexington, KY
Blackhawk Mining, LLC		First Lien	12.5%		12.5%		10/9/2016	Metals & Mining	$4,313,532	4,132,897	4,160,692	2.38%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	644,450	0.37%
Total										4,347,183	4,805,142	2.75%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1%	10.5%		6/5/2019	Telecommunications	$10,000,000	9,845,281	8,864,643	5.07%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,507 units	500,000	58,813	0.03%
Total										10,345,281	8,923,456	5.10%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12%		12%		5/31/2018	Finance	$12,500,000	12,312,854	12,500,000	7.15%
Delay Draw Term Loan #2	(5)	Unsecured	12%		12%		5/31/2018		$2,000,000	1,962,558	2,000,000	1.14%
Delay Draw Term Loan #4	(5)	Unsecured	12%		12%		5/31/2018		$5,000,000	4,925,000	5,000,000	2.86%
Total										19,200,412	19,500,000	11.15%
Digital Payment Technologies Corp.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+8%	1%	9%		1/31/2019	Transportation & Logistics	$2,720,118	2,688,834	2,698,079	1.54%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	0.50%	11%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,842,500	8,842,500	5.06%
Fumigation Holdings, Inc. Class A Commmon Stock	(4)	Equity							250 shares	250,000	250,000	0.14%
Total										9,092,500	9,092,500	5.20%
Eating Recovery Center, LLC								Denver, CO
Mezzanine Term Loan	(6)	Unsecured	13%		12%	1%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,151,267	18,152,910	10.38%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,649	2,773,163	1.59%
Total										19,825,916	20,926,073	11.97%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

June 30, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1%	10.5%		5/1/2020	Software	$11,657,850	$11,468,936	$11,595,185	6.63%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1%	10.5%		5/1/2020		$9,750,000	9,599,454	9,697,590	5.55%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,334,446	0.76%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	13,479	0.01%
Total										22,385,796	22,640,700	12.95%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.5%		12/30/2019	Hotel, Gaming, & Leisure	$3,482,500	3,419,781	3,426,309	1.96%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	82,612	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,020	2,118	0.00%
Total										3,540,471	3,511,039	2.01%
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1%	10.5%		1/30/2022	Services: Business	$5,000,000	4,905,503	4,891,006	2.80%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1%	11%		3/14/2017	Energy: Oil & Gas	$2,833,583	2,800,876	2,703,070	1.55%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.5%	8.5%		1/31/2018	Healthcare & Pharmaceuticals	$4,887,500	4,830,046	4,846,270	2.77%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,865,714	3,880,115	2.22%
Total										8,695,760	8,726,385	4.99%
Help/Systems, Holdings Inc., et al								Eden Prairie, MN
Term Loan	(3)	Second Lien	L+8.50	1%	9.5%		6/28/2020	Software	$15,000,000	14,823,054	14,735,538	8.43%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1%	9%		10/21/2020	Services: Consumer	$7,481,250	7,381,541	7,341,497	4.20%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	246,152	335,514	0.19%
Total										7,627,693	7,677,011	4.39%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10%		12/13/2020	High Tech Industries	$6,750,000	6,636,546	6,750,000	3.86%
HUF Worldwide, LLC								Los Angeles, CA
Revolver	(9)	First Lien	L+9.00%	0.5%	9.5%		10/22/2019	Retail	$500,000	500,000	500,000	0.28%
Term Loan	(3)	First Lien	L+9.00%	0.5%	9.5%		10/22/2019		$4,838,524	4,754,503	4,838,524	2.77%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.00%	0.5%	9.5%		10/22/2019		$8,133,726	7,992,484	8,133,726	4.65%
HUF Holdings, LLC Common Class A Units	(4)	Equity							556,948 units	556,948	332,506	0.19%
Total										13,803,935	13,804,756	7.89%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9%		4/18/2020	Transportation: Cargo	$6,841,739	6,737,549	6,580,911	3.76%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1%	9.5%		3/10/2019	Media: Broadcasting & Subscription	$6,212,128	6,110,468	6,122,390	3.50%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1%	9.5%		3/10/2019		$8,973,074	8,832,796	8,843,452	5.06%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,000,000	0.57%
Total										15,943,264	15,965,842	9.13%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

June 30, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
NetMotion Wireless, Inc., et al								Milpitas, CA
Term Loan	(3)	Second Lien	L+10.5%	1%	11.5%		8/19/2020	Services: Business	$9,000,000	$8,831,470	$8,954,829	5.12%
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.5%	1%	11.5%		8/19/2020		$1,000,000	981,274	994,981	0.57%
Endpoint Security Holdings, LLC Class A Common Stock	(4)	Equity							9,174 shares	706,897	732,582	0.42%
Endpoint Security Holdings, LLC Class B Common Stock	(4)	Equity							9,174 shares	293,103	303,753	0.17%
Total										10,812,744	10,986,145	6.28%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1%	11%	1%	1/22/2020	Services: Government	$4,028,288	3,960,529	3,996,766	2.29%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	53,445	0.03%
Total										4,010,529	4,050,211	2.32%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(11)	First Lien	L+7.5%		7.69%		9/30/2018	Retail	$400,000	400,000	395,565	0.23%
Term A Loan	(6)(11)	First Lien	L+7.5%		7.69%		9/30/2018		$2,430,441	2,430,441	2,403,493	1.37%
Term B Loan	(6)(11)	First Lien	L+10.25%		8.69%	1.75%	9/30/2018		$6,306,985	6,306,985	6,231,449	3.56%
Total										9,137,426	9,030,507	5.16%
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9%		4/30/2021	Telecommunications	$8,500,000	8,444,123	8,172,750	4.67%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12%		12%		1/31/2019	Finance	$20,000,000	19,667,688	19,976,112	11.42%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,331,505	0.76%
Total										20,830,232	21,307,617	12.18%
Snowman Holdings, LLC, et al								Lebanon, IN
Term Loan		Unsecured	12.5%		12.5%		2/15/2019	Transportation: Cargo	$11,169,118	11,169,118	11,169,118	6.39%
Software Paradigms International Group, LLC								Atlanta, GA
Term Loan	(3)(12)	First Lien	L+8.00%	1%	9%		5/22/2020	Retail	$7,175,141	7,053,979	7,053,979	4.03%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.5%	7%		10/31/2017	Healthcare & Pharmaceuticals	$6,975,257	6,899,635	6,954,769	3.98%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,108,652	7,011,346	7,044,698	4.03%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,364	651,145	0.37%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	72,350	0.04%
Total										7,636,195	7,768,193	4.44%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1%	10.5%		12/30/2021	Services: Business	$11,250,000	10,975,000	10,975,000	6.28%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	750,000	0.43%
Total										11,725,000	11,725,000	6.71%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+8%	1%	9%		1/31/2019	Transportation & Logistics	$2,720,118	2,688,834	2,698,079	1.54%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

June 30, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1%	9%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	$4,962,094	$5,000,000	2.86%
Telular Corp.								Chicago, IL
Term Loan	(3)	Second Lien	Euro+8.00%	1.25%	9.25%		6/24/2020	High Tech Industries	$7,500,000	7,419,614	7,575,000	4.33%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+10.5%	1%	11.5%		6/8/2020	Finance	$4,500,000	4,455,728	4,455,728	2.55%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	441,000	0.25%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,000	0.01%
Total										4,905,728	4,905,728	2.81%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1%	11/12/2019	Construction & Building	$2,500,000	2,479,678	2,500,000	1.43%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1%	11%		4/23/2020	Software	$3,962,500	3,890,580	3,900,593	2.23%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	296,661	0.17%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	5,000	6,054	0.00%
Total										4,140,580	4,203,308	2.40%

Net Investments										329,007,464	324,394,424	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS										329,007,464	324,394,424	185.52%
NET ASSETS											(149,535,118)	(85.52)%
											$174,859,306	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $2,504,992 of cash and $56,792,801 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion.

(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.

(7)	Investment was on non-accrual status as of January 1, 2014. The coupon rate on this investment includes 2% default interest.

(8)	Digital Payment Technologies Corp. is the Canadian co-borrower of the term loan of T2 Systems, Inc.

(9)	Excluded from the investment is an undrawn commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

June 30, 2015

(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.
(12)	Excluded from the investment is an undrawn commitment in an amount not to exceed $2,824,859, an interest rate of LIBOR Plus 8.00% and a maturity of May 22, 2020. This investment is accruing an unused commitment fee of 0.50% per annum.

Abbreviation Legend

Euro — Euro Dollar

L — LIBOR

PIK — Payment-In-Kind

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.5%	1%	11.5%		3/5/2020	Chemicals, Plastics, & Rubber	$4,507,500	$4,421,407	$4,403,897	2.53%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	393,901	0.23%
Total										4,796,407	4,797,798	2.76%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,874,910	7,950,000	4.57%
ATX Networks Holdings Intermediate Corp., et al								West Ajax, Ontario
Term Loan	(5)(6)	Unsecured	14%		12%		5/12/2016	High Tech Industries	$21,636,242	21,636,242	21,610,661	12.42%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Term Loan	(4)(6)(7)	Unsecured	17%		15%	2%	2/27/2016	Services: Consumer	$13,200,354	13,200,354	7,260,195	4.17%
Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	12.5%		12.5%		10/9/2016	Metals & Mining	$4,498,878	4,256,857	4,261,882	2.45%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	640,608	0.37%
Total										4,471,143	4,902,490	2.82%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1%	10.5%		6/5/2019	Telecommunications	$10,000,000	9,830,259	9,761,825	5.61%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,507 units	500,000	301,481	0.17%
Total										10,330,259	10,063,306	5.78%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.25%		12.25%		5/31/2018	Finance	$12,500,000	12,288,044	12,500,000	7.19%
Delay Draw Term Loan #2	(5)	Unsecured	12.25%		12.25%		5/31/2018		$2,000,000	1,957,608	2,000,000	1.15%
Total										14,245,652	14,500,000	8.34%
Digital Payment Technologies Corp.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+8.50%	1%	9.5%		1/31/2019	Transportation & Logistics	$2,927,604	2,890,453	2,876,391	1.65%
Eating Recovery Center, LLC								Denver, CO
Mezzanine Term Loan	(6)	Unsecured	13%		12%	1%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,124,295	17,903,238	10.29%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,648	2,285,208	1.31%
Total										19,798,943	20,188,446	11.60%
Empirix Inc.								Billerica, MA
Term Loan	(3)(9)	Second Lien	L+9.50%	1%	10.5%		5/1/2020	Software	$11,657,850	11,455,072	11,409,670	6.56%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1%	10.5%		5/1/2020		$9,750,000	9,584,537	9,542,435	5.49%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,884,617	1.08%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	19,036	0.01%
Total										22,357,015	22,855,758	13.14%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.5%		12/30/2019	Hotel, Gaming, & Leisure	$3,500,000	$3,430,038	$3,430,038	1.97%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,673	117,673	0.07%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	3,017	0.00%
Total										3,550,728	3,550,728	2.04%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1%	11%		3/14/2017	Energy: Oil & Gas	$2,904,667	2,861,646	2,828,561	1.63%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.5%	9%		1/31/2018	Healthcare & Pharmaceuticals	$4,912,500	4,845,648	4,820,705	2.77%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,850,227	3,772,574	2.17%
Total										8,695,875	8,593,279	4.94%
Help/Systems, Holdings Inc., et al								Eden Prairie, MN
Term Loan	(3)	Second Lien	L+8.50	1%	9.50%		6/28/2020	Software	$15,000,000	14,809,640	14,562,471	8.37%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8%	1%	9%		10/21/2020	Services: Consumer	$7,500,000	7,391,025	7,391,025	4.25%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	250,000	250,000	0.14%
Total										7,641,025	7,641,025	4.39%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10%		12/13/2020	High Tech Industries	$6,750,000	6,629,074	6,611,309	3.80%
HUF Worldwide, LLC
Term Loan	(3)(10)	First Lien	L+9%	0.5%	9.5%		10/22/2019	Los Angeles, CA	$5,800,000	5,688,208	5,688,208	3.27%
Term Loan (SBIC)	(2)(3)	First Lien	L+9%	0.5%	9.5%		10/22/2019	Retail	$9,750,000	9,562,074	9,562,074	5.50%
HUF Holdings, LLC Common Class A Units	(4)	Equity							500,000 units	500,000	500,000	0.29%
Total										15,750,282	15,750,282	9.06%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9%		4/18/2020	Transportation: Cargo	$6,841,739	6,729,555	6,583,144	3.78%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019	Media: Broadcasting & Subscription	$6,568,076	6,449,058	6,421,737	3.69%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019		$9,487,220	9,319,321	9,275,843	5.33%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,000,000	0.57%
Total										16,768,379	16,697,580	9.59%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1%	11%	1%	1/22/2020	Services: Government	$4,018,020	3,945,027	3,944,949	2.27%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	59,016	0.03%
Total										3,995,027	4,003,965	2.30%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(11)(12)	First Lien	L+8.5%		8.67%		9/30/2018	Retail	$400,000	400,000	379,903	0.22%
Term A Loan	(6)(12)	First Lien	L+7.5%		7.67%		9/30/2018		$2,699,130	2,699,130	2,563,516	1.47%
Term B Loan	(6)(12)	First Lien	L+8.5%		8.67%	2.75%	9/30/2018		$6,267,221	6,267,221	5,889,617	3.39%
Total										9,366,351	8,833,036	5.08%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9%		4/30/2021	Telecommunications	$8,500,000	$8,440,701	$8,372,500	4.81%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12%		12%		1/31/2019	Finance	$20,000,000	19,633,964	19,711,228	11.33%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							970,159 units	1,000,000	1,193,744	0.69%
Total										20,633,964	20,904,972	12.02%
Snowman Holdings, LLC, et al								Lebanon, IN
Term Loan		Unsecured	12.5%		12.50%		2/15/2019	Transportation: Cargo	$11,169,118	11,169,118	11,075,297	6.37%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.5%	1.5%	7%		10/31/2017	Healthcare & Pharmaceuticals	$7,331,250	7,237,826	7,264,072	4.18%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,063,941	6,957,560	6,922,931	3.98%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	633,616	0.36%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	70,402	0.04%
Total										7,582,413	7,626,949	4.38%
Studer Grup, LLC								Gulf Breeze, FL
Term Loan		Unsecured	12%		12%		1/31/2019	Services: Business	$16,910,423	16,910,423	16,822,698	9.67%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+8.5%	1%	9.5%		1/31/2019	Transportation & Logistics	$2,927,604	2,890,453	2,876,391	1.65%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8%	1%	9%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,958,664	4,927,516	2.83%
Telular Corp.								Chicago, IL
Term Loan	(3)	Second Lien	Euro+ 8%	1.25%	9.25%		6/24/2020	High Tech Industries	$7,500,000	7,405,985	7,305,499	4.20%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1%	11/12/2019	Construction & Building	$2,500,000	2,478,019	2,468,671	1.42%
Woodstream Corporation								Lititz, PA
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Consumer goods: non-durable	$9,137,721	8,855,208	8,703,732	5.00%
Woodstream Group, Inc.								Lititz, PA
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Consumer goods: non-durable	$862,279	858,360	821,326	0.47%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10%	1%	11%		4/23/2020	Software	$3,962,500	$3,885,386	$3,885,386	2.23%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	245,000	0.14%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 units	5,000	5,000	0.00%
Total										4,135,386	4,105,386	2.37%
Total Non-controlled non-affiliated investments										321,955,480	315,965,434	181.60%
Net Investments										321,955,480	315,965,434	181.60%
LIABILITIES IN EXCESS OF OTHER ASSETS											(142,015,982)	(81.60)%
NET ASSETS											173,949,452	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $874,853 of cash and $48,896,015 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 for discussion.

(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.

(7)	Investment was on non-accrual status as of January 1, 2014.

(8)	Digital Payment Technologies Corp. is the Canadian co-borrower of the term loan of T2 Systems, Inc.

(9)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $7,542,150, with an interest rate of LIBOR plus 9.50%, LIBOR floor of 1.0%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.5% per annum.

(10)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(12)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an atlernate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower's option, which reset periodically based on the terms of the loan agreement.

Abbreviation Legend

Euro — Euro Dollar

L — LIBOR

PIK — Payment-In-Kind

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) and treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. The Company’s investment activities are managed by our investment adviser Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. Through the Offering the Company sold 9,200,000 shares (including 1,200,000 shares through the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. Including the Offering, the Company has raised $151,250,000 including (i) $500,010 of seed capital contributed by Stellus Capital, (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital. In addition, in connection with the acquisition of the Company’s initial portfolio the Company issued $29,159,145 in shares of the Company’s common stock. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

The Company has established wholly owned subsidiaries: SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc., SCIC HUF Blocker 1, Inc. and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

On June 14, 2013, we formed Stellus Capital SBIC LP (the “SBIC subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC GP, LLC., a Delaware limited liability company, as wholly owned subsidiaries of the Company. On June 20, 2014, the SBIC subsidiary received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. The SBIC subsidiary is consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2015, the SBIC subsidiary had $32.5 million of regulatory capital, as such term is defined by the SBA, and received commitments from the SBA of $65 million, of which $26.0 million debentures have been drawn. As of June 30, 2015 and December 31, 2014, the SBIC subsidiary had $26.0 million and $16.25 million of SBA-guaranteed debentures outstanding, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the six months ended June 30, 2015 and June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014. Certain reclassifications have been made to certain prior period balances to conform with current presentation. In accordance with Regulation S-X under the Securities Act of 1933, as amended and Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At June 30, 2015, cash balances totaling $5,829,698 exceeded FDIC insurance protection levels of $250,000 by $5,579,698, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code (the “Code”), which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 9). On June 30, 2015 and December 31, 2014, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

Investments purchased within 60 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board of directors will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

In following these approaches, the types of factors that will be taken into account in fair value pricing investments will include, as relevant, but not be limited to:

•	available current market data, including relevant and applicable market trading and transaction comparables;

•	applicable market yields and multiples;

•	security covenants;

•	call protection provisions;

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred no excise tax expense for the three and six months ended June 30, 2015 and 2014.

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

As of June 30, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and six months ended June 30, 2015 and 2014, respectively.

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

For the three months ended June 30, 2015 and June 30, 2014, the Company recorded deferred income tax expense of $47,980 and $0, respectively, related to the Taxable Subsidiaries. For the six months ended June 30, 2015 and June 30, 2014, the Company recorded deferred income tax expense of $114,258 and $0, respectively, related to the Taxable Subsidiaries. In addition, as of June 30, 2015 and December 31, 2014, the Company had a deferred tax liability of $402,379 and $288,122, respectively.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no common stock equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Paid In Capital

The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. In April 2015, the FASB issued ASU No. 2015-03 — Simplifying the Presentation of Debt Issuance Costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented as a deduction from the debt liability rather than as an asset. The guidance is effective for the Company for the financial statements issued for the year ending December 31, 2016 and the interim periods thereafter. The change will be applied retrospectively to all prior periods presented. Additional disclosures about the change will be added, including a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item. In August 2014, the FASB issued ASU No. 2014-15 — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with the preparation of interim and annual reports, Management will evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date the financial statements are available to be issued, when applicable), and, if so, disclose that fact. Additionally, Management must evaluate and disclose whether its plans will alleviate that doubt. The guidance is effective for the Company beginning January 1, 2016. The Company believes that the impact of this and other recently issued standards that are not effective will not have a material impact on its consolidated financial statements upon adoption.

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

For the three and six months ended June 30, 2015, the Company recorded an expense for base management fees of $1,446,330 and $2,860,464, respectively. For the three and six months ended June 30, 2014, the Company recorded an expense for base management fees of $1,293,336 and $2,561,740, respectively. As of June 30, 2015 and December 31, 2014, $1,446,330 and $1,360,019, respectively, were payable to Stellus Capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

For the three and six months ended June 30, 2015, the Company incurred $998,871 and $1,959,725, respectively, of Investment Income Incentive Fees. For the three and six months ended June 30, 2014, the Company incurred $927,921 and $1,845,948, respectively, of Investment Income Incentive Fees. As of June 30, 2015 and December 31, 2014, $1,228,851 and $1,121,556, respectively, of such incentive fees are payable to the Advisor, of which $1,054,440 and $915,577, respectively, are currently payable (as explained below). As of June 30, 2015 and December 31, 2014, $174,411 and $205,979, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received in cash.

Capital Gains Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement with the Advisor (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2015, the Company incurred no incentive fees related to the Capital Gains Incentive Fee. For the three and six months ended June 30, 2014, the Company incurred $6,819 and ($82,116), respectively, of incentive fees related to the Capital Gains Incentive Fee. As of June 30, 2015 and 2014, no Capital Gains Incentive Fees were payable to the Advisor under the investment advisory agreement, subject to the limitations set forth below.

A portion of the Capital Gains Incentive Fee may be payable to the Advisor on an annual basis. This portion of the fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. As of June 30, 2015 and December 31, 2014, no Capital Gains Incentive Fees were payable to the Advisor under the investment advisory agreement.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Investment Income Incentive Fees Incurred	$998,871	$927,921	$1,959,725	$1,845,948
Capital Gains Incentive Fee Incurred	—	6,819	—	(82,116)
Incentive Fee Expense	$998,871	$934,740	$1,959,725	$1,763,832

	June 30,	December 31,
	2015	2014
Investment Income Incentive Fee Currently Payable	$1,054,440	$915,577
Investment Income Incentive Fee Deferred	174,411	205,979
Incentive Fee Payable	$1,228,851	$1,121,556

For the three and six months ended June 30, 2015, the Company recorded an expense relating to director fees of $95,000 and $184,000, respectively. For the three and six months ended June 30, 2014, the Company recorded an expense relating to director fees of $118,000 and $204,000, respectively. As of June 30, 2015 and December 31, 2014 $184,000 and $0, respectively, were payable relating to director fees.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

For the three and six months ended June 30, 2015, the Company recorded expenses of $187,125 and $357,884, respectively, relating to the administration agreement. For the three and six months ended June 30, 2014, the Company recorded expenses of $148,488 and $288,873, respectively, relating to the administration agreement. As of June 30, 2015 and December 31, 2014, $187,125 and $208,643, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

June 30, 2015

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Per Share
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 07, 2014	July 31, 2014	August 15, 2014	$0.1133
July 07, 2014	August 29, 2014	September 15, 2014	$0.1133
July 07, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
January 22, 2015	February 02, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No shares were issued in connection with the distributions made during the three and six months ended June 30, 2015.

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

June 30, 2015

(Unaudited)

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

At June 30, 2015, the Company had investments in 35 portfolio companies. The total cost and fair value of the investments were $329,007,464 and $324,394,424, respectively. The composition of our investments as of June 30, 2015 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$84,626,463	$84,723,233
Senior Secured – Second Lien	141,477,763	140,817,618
Unsecured Debt	92,360,714	86,986,718
Equity	10,542,524	11,866,855
Total Investments	$329,007,464	$324,394,424

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2015 and December 31, 2014, the Company had 3 and three such investments with aggregate unfunded commitments of $5,174,859 and $10,892,150, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2015 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$84,723,233	$84,723,233
Senior Secured – Second Lien	—	8,172,750	132,644,868	140,817,618
Unsecured Debt	—	—	86,986,718	86,986,718
Equity	—	—	11,866,855	11,866,855
Total Investments	$—	$8,172,750	$316,221,674	$324,394,424

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2014 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$75,529,963	$75,529,963
Senior Secured – Second Lien	—	8,372,500	93,184,398	101,556,898
Unsecured Debt	—	—	129,276,255	129,276,255
Equity	—	—	9,602,318	9,602,318
Total Investments	$—	$8,372,500	$307,592,934	$315,965,434

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the six months ended June 30, 2015 are as follows:

		Senior Secured
	Senior Secured Loans-First Lien	Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Purchases of investments	13,403,389	38,972,500	4,925,000	2,669,492	59,970,381
Payment-in-kind interest	63,001	—	274,294	—	337,295
Sales and Redemptions (1)	(5,248,224)	—	(48,765,984)	(3,848)	(54,018,056)
Realized Gains	8,784	—	283,933	—	292,717
Change in unrealized depreciation included in earnings	755,769	339,565	885,953	(401,107)	1,580,180
Amortization of premium and accretion of discount, net	210,551	148,405	107,267	—	466,223
Fair value at end of period	$84,723,233	$132,644,868	$86,986,718	$11,866,855	$316,221,674
Change in unrealized depreciation on Level 3 investments still held as of June 30, 2015	$755,769	$339,565	$584,136	$(401,107)	$1,278,363

(1) For the six months ended June 30, 2015, this amount includes $75,358 of principal receivable.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2014 are as follows:

		Senior Secured
	Senior Secured Loans-First Lien	Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Purchases of investments	56,040,667	10,775,600	27,440,000	3,698,057	97,954,324
Payment-in-kind interest	147,719	—	582,316	—	730,035
Sales and Redemptions (1)	(16,740,893)	(13,391,296)	—	—	(30,132,189)
Realized Gains	168,052	87,500	—	—	255,552
Change in unrealized depreciation included in earnings	(976,922)	(1,599,019)	(5,161,026)	1,536,839	(6,200,128)
Amortization of premium and accretion of discount, net	240,245	224,160	195,369	—	669,774
Fair value at end of year	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Change in unrealized depreciation on Level 3 investments still held as December 31, 2014	$(815,387)	$(1,579,130)	$(5,161,026)	$1,536,843	$(6,018,701)

Transfers are reflected at the value of the securities at the beginning of the period. There were no transfers of Level 2 investments during the six months ended June 30, 2015 and the year ended December 31, 2014.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2015:

			% of Total
	Cost	Fair Value	Investments
New York	$55,784,605	$48,710,653	15.02%
Texas	36,877,727	37,026,945	11.41%
Colorado	27,712,085	28,926,073	8.92%
California	24,616,679	24,790,901	7.64%
Georgia	23,684,707	23,684,707	7.30%
Massachusetts	22,385,796	22,640,700	6.98%
Minnesota	21,722,689	21,690,307	6.69%
Alabama	15,943,264	15,965,842	4.92%
Illinois	14,056,160	14,325,000	4.42%
Missouri	14,054,594	14,092,500	4.34%
Indiana	13,857,952	13,867,197	4.27%
Canada	9,426,383	9,278,990	2.86%
New Jersey	9,137,426	9,030,507	2.78%
Puerto Rico	8,695,760	8,726,385	2.69%
Florida	7,627,693	7,677,011	2.37%
North Carolina	4,905,503	4,891,006	1.51%
Kentucky	4,347,183	4,805,142	1.48%
Washington	4,140,580	4,203,308	1.30%
Virginia	4,010,529	4,050,211	1.25%
Arizona	3,540,471	3,511,039	1.08%
Tennessee	2,479,678	2,500,000	0.77%
	$329,007,464	$324,394,424	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

			% of Total
	Cost	Fair Value	Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of June 30, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$44,936,372	$45,713,345	14.09%
Software	41,349,430	41,579,546	12.82%
Healthcare & Pharmaceuticals	35,421,311	36,607,227	11.28%
Retail	29,995,340	29,889,242	9.21%
Media: Broadcasting & Subscription	28,541,553	28,734,035	8.86%
Services: Business	27,443,247	27,602,151	8.51%
Services: Consumer	26,230,410	20,196,015	6.23%
Transportation: Cargo	17,906,667	17,750,029	5.47%
Telecommunications	18,789,404	17,096,206	5.27%
High Tech Industries	14,056,160	14,325,000	4.42%
Chemicals, Plastics, & Rubber	13,894,996	13,936,008	4.30%
Beverage, Food, & Tobacco	7,886,169	8,000,000	2.47%
Transportation & Logistics	5,377,668	5,396,158	1.66%
Metals & Mining	4,347,183	4,805,142	1.48%
Services: Government	4,010,529	4,050,211	1.25%
Hotel, Gaming, & Leisure	3,540,471	3,511,039	1.08%
Energy: Oil & Gas	2,800,876	2,703,070	0.83%
Construction & Building	2,479,678	2,500,000	0.77%
	$329,007,464	324,394,424	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

			% of Total
	Cost	Fair Value	Investments
Software	$41,302,041	$41,553,615	13.15%
Healthcare & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,780,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Construction & Building	2,478,019	2,468,671	0.78%
	$321,955,480	315,965,434	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2015:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-0.37% to 2.10% (0.39%)
		Income/Market	Risk free rates	-0.25% to 0.04% (-0.08%)
First lien debt	$84,723,233	approach (2)	Market multiples	7x to 21x (12x)(4)

			HY credit spreads,	-5.21% to 4.11% (-0.16%)
		Income/Market	Risk free rates	-0.60% to 0.39% (-0.19%)
Second lien debt	$132,644,868	approach (2)	Market multiples	8x to 20x (13x)(4)

			HY credit spreads,	-0.53% to 0.01% (-0.20%)
		Income/Market	Risk free rates	-0.44% to 0.31% (-0.14%)
Unsecured debt	$86,986,718	approach (2)	Market multiples	10x to 19x (12x)(4)

			Underwriting multiple/
Equity investments	$11,866,855	Market approach (5)	EBITDA Multiple	2x to 15x (9x)
Total Long Term Level 3 Investments	$316,221,674

(1)	Weighted average based on fair value as of June 30, 2015.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -0.37% (-37 basis points) to 2.10% (210 basis points). The average of all changes was 0.39%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-0.8% to 5.33% (0.74%)
		Income/Market	Risk free rates	-0.27% to 0.18% (-0.04%)
First lien debt	$75,529,963	approach (2)	Market multiples	8x to 17x (11x) (4)

			HY credit spreads,	-1.98% to 2.52% (-0.04%)
		Income/Market	Risk free rates	-0.59% to 1.80% (-0.09%)
Second lien debt	$93,184,398	approach (2)	Market multiples	7x to 22x (15x)(4)

			HY credit spreads,	-1.36% to 3.16% (-0.23%)
		Income/Market	Risk free rates	-0.28% to 0.49% (0.08%)
Unsecured debt	$129,276,255	approach (2)	Market multiples	10x to 16x (12x)(4)

			Underwriting multiple/
Equity investments	$9,602,318	Market approach (5)	EBITDA Multiple	2x to 14x (10x)
Total Long Term Level 3 Investments	$307,592,934

(1)	Weighted average based on fair value as of December 31, 2014.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.98% (-198 basis points) to 2.52% (252 basis points). The average of all changes was 0.4%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

On June 5, 2014, we established an at-the-market program through which we may sell, from time to time and at our sole discretion $50 million of our common stock. There were no shares issued during the three and six months ended June 30, 2015 under the at-the-market program. The proceeds raised, the related underwriting fees, the offering expenses and the price at which these shares were issued from the period of June 5, 2014 through June 30, 2015 are as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

					Average
	Number of	Gross	Underwriting	Offering	Offering
Issuance of Common Stock	Shares	Proceeds	fees	Expenses	Price
Quarter ended June 30, 2014	230,242	$3,334,474	$50,017	$17,467	$14.48
Quarter ended September 30, 2014	121,123	1,752,861	25,493	12,437	$14.47
Quarter ended December 31, 2014	—	—	—	—	—
Quarter ended March 31, 2015	—	—	—	—	—
Quarter ended June 30, 2015	—	—	—	—	—
Total	351,365	$5,087,335	$75,510	$29,904

The Company issued no shares of common stock during the three and six months ended June 30, 2015 in connection with the stockholder distribution reinvestment plan.

The Company issued 29,573 shares of common stock during the year ended December 31, 2014 in connection with the stockholder distribution reinvestment plan.

	Number of	Gross	Share
Issuance of Common Stock	Shares	Value	Price
January 24, 2014	2,603	$36,619	$14.07
February 14, 2014	4,646	64,121	13.80
March 14, 2014	3,257	45,233	13.89
June 16, 2014	3,055	41,519	13.59
July 15, 2014	3,029	41,895	13.83
August 15, 2014	3,090	41,690	13.49
September 30, 2014	3,226	42,036	13.04
October 15, 2014	3,536	42,405	11.99
November 14, 2014	3,131	42,987	13.72
Total	29,573	$398,505

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and six ended June 30, 2015 and June 30, 2014.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net increase in net assets resulting from operations	$4,000,993	$2,711,567	$9,394,367	$7,055,148
Average common shares	12,479,962	12,132,851	12,479,962	12,118,498
Basic and diluted earnings per common share	$0.32	$0.22	$0.75	$0.58

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

As of June 30, 2015, the Company had $5.2 million of unfunded commitments to provide debt financing to three of our portfolio companies. As of December 31, 2014 the Company had $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	six months	six months
	ended	ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.94	$14.54
Net investment income	0.63	0.62
Change in unrealized appreciation (depreciation)	0.11	(0.07)
Realized gain	0.02	0.03
Provision for taxes on unrealized appreciation on investments	(0.01)	—
Total from investment operations	0.75	0.58
Reinvestments of stockholder distributions (2)	—	—
Stockholder distributions from:
Net investment income	(0.68)	(0.68)
Net realized capital gains	—	(0.06)
Other (3)	—	(0.01)
Net asset value at end of period	$14.01	$14.37
Per share market value at end of period	$11.40	$14.69
Total return based on market value (4)	2.29%	2.88%
Weighted average shares outstanding	12,479,962	12,118,498

	For the		For the
	six months		six months
	ended		ended
	June 30, 2015		June 30, 2014
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$174,859,306		$177,359,428
Weighted Average net assets	$174,530,062		$175,695,028
Annualized ratio of operating expenses to net assets (5) (8)	11.18%		9.64%
Annualized ratio of interest expense and other fees to net assets (5)	3.44%		2.79%
Annualized ratio of net investment income to net assets (5) (8)	9.04%		8.56%
Portfolio Turnover (6)	17%		17%
Notes payable	$25,000,000		$25,000,000
Credit Facility payable	$107,000,000		$91,000,000
Asset coverage ratio (7)	2.32	x	2.53	x

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

(1)	Financial highlights are based on weighted average shares outstanding as of period end.
(2)	The per share impact of the Company’s reinvestment of stockholder distributions has an impact to net assets of less than $0.01 per share during the applicable period.

(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of period end.

(4)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.

(5)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

(6)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(7)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator.

(8)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments of $114,258 for the six months ended June 30, 2015, which is not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain on investments to net assets for the six months ended June 30, 2016 is 0.065%.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000, which increased the total commitment to $135,000,000 under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitment from a new participant in the bank group in the amount of $15,000,000, which increased the total commitment to $150,000,000 under the Credit Facility.

On November 21, 2014, the Company entered into a First Amendment (the “Amendment”) to the Credit Facility, by and among the Company, SunTrust Bank, as a lender and the administrative agent, and the lenders named therein. The Amendment, among other things, (i) extended the maturity date of the Credit Facility from November 14, 2016 to October 1, 2018; (ii) extended the revolving period from November 12, 2015 to October 1, 2017; and (iii) reduced the applicable margin rate for LIBOR-based loans from 3.00% per annum to 2.625% per annum and reduced the applicable margin rate for other loans, which are based on an alternative reference rate instead of LIBOR, from 2.00% per annum to 1.625% per annum. The Amendment also reduced the aggregate commitments under the Credit Facility to $120,000,000, but included an accordion feature allowing the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

In addition, the Amendment provided for the prepayment in full of the pro rata portion of loans owing to State Street Bank and Trust Company, which ceased to be a lender under the Credit Facility.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2015, the Company was in compliance with these covenants.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

As of June 30, 2015 and December 31, 2014, $107,000,000 and $106,500,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. From the period of inception through December 31, 2012, the Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. Additionally, the Company incurred $667,882 in connection with the Amendment during the year ended December 31, 2014. As of June 30, 2015 and December 31, 2014, $1,514,536 and $1,774,630 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively.

For the three months ended June 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.8% (approximately 3.4% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $895,847 for the three months ended June 30, 2015, of which $744,873 was interest expense, $118,026 was amortization of loan fees paid on the Credit Facility, $20,208 related to commitment fees on the unused portion of the Credit Facility, and $12,740 related to loan administration fees. The Company paid $811,366 in interest expense and unused commitment fees for the three months ended June 30, 2015. The average borrowings under the Credit Facility for the three months ended June 30, 2015 were $104,043,478.

For the six months ended June 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.4% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1,790,684 for the six months ended June 30, 2015, of which $1,492,860 was interest expense, $234,754 was amortization of loan fees paid on the Credit Facility, $37,730 related to commitment fees on the unused portion of the Credit Facility, and $25,340 related to loan administration fees. The Company paid $1,585,882 in interest expense and unused commitment fees for the six months ended June 30, 2015. The average borrowings under the Credit Facility for the six months ended June 30, 2015 were $104,910,221.

For the three months ended June 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1,071,632 for the three months ended June 30, 2014, of which $876,204 was interest expense, $138,814 was amortization of loan fees paid on the Credit Facility, $44,182 related to commitment fees on the unused portion of the Credit Facility, and $12,432 related to loan administration fees. The Company paid $1,036,513 in interest expense and unused commitment fees for the three months ended June 30, 2014. The average borrowings under the Credit Facility for the three months ended June 30, 2014 were $109,273,352.

For the six months ended June 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $2,150,586 for the six months ended June 30, 2014, of which $1,783,179 was interest expense, $271,442 was amortization of loan fees paid on the Credit Facility, $71,238 related to commitment fees on the unused portion of the Credit Facility, and $24,727 related to loan administration fees. The Company paid $1,941,863 in interest expense and unused commitment fees for the six months ended June 30, 2014. The average borrowings under the Credit Facility for the six months ended June 30, 2014 were $111,303,177.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 10 — NOTES

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both June 30, 2015 and December 31, 2014, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was $25.1 million. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees which are being amortized over the term of the notes of which $711,783 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

For the period from May 5, 2014 to June 30, 2014, the Company incurred interest and fee expense on the Notes of $281,336, of which $252,778 was interest expense, $28,299 was amortization of loan fees paid on the Notes, and $259 related to administration fees.

For the three months ended June 30, 2015, the Company incurred interest and fee expense on the Notes of $452,190, of which $406,250 was interest expense, $44,605 was amortization of loan fees paid on the Notes, and $1,335 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

For the six months ended June 30, 2015, the Company incurred interest and fee expense on the Notes of $934,672, of which $812,500 was interest expense, $120,004 was amortization of loan fees paid on the Notes, and $2,168 related to administration fees. The Company paid $812,500 in interest expense on the Notes during the period.

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

On August 12, 2014 we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $65 million (based on current regulatory capital, as such term is defined by the SBA, of $32.5 million) more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $60,541,263 and $49,889,775 in assets at June 30, 2015 and December 31, 2014, respectively, which accounted for approximately 17.9% and 15.3% of our total consolidated assets at June 30, 2015 and December 31, 2014, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

As of both June 30, 2015 and December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA. As of June 30, 2015 and December 31, 2014, the SBIC subsidiary had $26.0 and $16.25 million of SBA-guaranteed debentures outstanding, respectively. Of the debentures currently outstanding, $16.25 million pooled on March 25, 2015 at fixed interest rate of 2.872%. Prior to the pooling on March 25, 2015, the weighted average annualized interim financing rate on those outstanding debentures was 0.946%. The maturity date of those debentures is March 1, 2025. The remaining $9.75 million of outstanding debentures are currently set at a pre-pooling rate of 0.928%. These debentures will pool in September 2015 and will mature September 1, 2025. The principal amount of our SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty.

As of June 30, 2015 and December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2015 and December 31, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2015, the Company has incurred $1,280,500 in financing costs related to the SBA debentures, which were recorded as prepaid loan fees. As of June 30, 2015 and December 31, 2014, $1,165,534 and $681,947 of prepaid financing costs had yet to be amortized, respectively.

For the three months ended June 30, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.7% (approximately 3.9% including loan fees). Interest is paid semi-annually. The company recorded interest and fee expense on the SBA Debentures of $166,018 for the three months ended June 30, 2015, of which $116,858 was interest expense, and $49,160 was amortization of loan fees. The company did not pay interest expense during the three months ended June 30, 2015. The average borrowings of SBA Debentures for the three months ended June 30, 2015 were $17,107,143.

For the six months ended June 30, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.0% (approximately 2.9% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $239,191 for the six months ended June 30, 2015, of which $161,341 was interest expense, and $77,850 was amortization of loan fees. The Company paid $62,822 of interest expense during the six months ended June 30, 2015. The average borrowings of SBA Debentures for the six months ended June 30, 2015 were $16,680,939.

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On July 8, 2015, we received full repayment on our second lien term loan of Telular Corp. at par plus a 1% prepayment premium resulting in total proceeds of $7.6 million.

On August 6, 2015, we made a $12.5 million investment in the first lien term loan of Catapult Learning, LLC.

Credit Facility

The outstanding balance under the Credit Facility as of August 6, 2015 was $108.3 million.

Dividends Declared

On July 8, 2015, the Company’s board of directors declared a regular monthly dividend for each of July 2015, August 2015 and September 2015 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/8/2015	7/29/2015	7/31/2015	8/14/2015	$0.1133
7/8/2015	8/27/2015	8/31/2015	9/15/2015	$0.1133
7/8/2015	9/28/2015	9/30/2015	10/15/2015	$0.1133

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Stellus Capital Management;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of Stellus Capital Management to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Stellus Capital Management to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code, and as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1040 Act, and

•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

We have elected to be treated for tax purposes as a RIC, under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2015, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

The Company’s investment activities are managed by its investment advisor, Stellus Capital Management, LLC (“Stellus Capital” or the “Adviser”).

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

As of June 30, 2015, we had $324.4 million (at fair value) invested in 35 portfolio companies. As of June 30, 2015, our portfolio included approximately 26% of first lien debt, 43% of second lien debt, 27% of mezzanine debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$84,626,463	$84,723,233
Senior Secured – Second Lien	141,477,763	140,817,618
Unsecured Debt	92,360,714	86,986,718
Equity	10,542,524	11,866,855
Total Investments	$329,007,464	$324,394,424

As of December 31, 2014, we had $316.0 million (at fair value) invested in 32 portfolio companies. As of December 31, 2014, our portfolio included approximately 24% of first lien debt, 32% of second lien debt, 41% of mezzanine debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$76,188,958	$75,529,963
Senior Secured – Second Lien	102,353,436	101,556,898
Unsecured Debt	135,536,203	129,276,255
Equity	7,876,883	9,602,318
Total Investments	$321,955,480	$315,965,434

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2015 and December 31, 2014, the Company had three and three such investments with aggregate unfunded commitments of $5.2 million and $10.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2015:

			% of Total
	Cost	Fair Value	Investments
New York	$55,784,605	$48,710,653	15.02%
Texas	36,877,727	37,026,945	11.41%
Colorado	27,712,085	28,926,073	8.92%
California	24,616,679	24,790,901	7.64%
Georgia	23,684,707	23,684,707	7.30%
Massachusetts	22,385,796	22,640,700	6.98%
Minnesota	21,722,689	21,690,307	6.69%
Alabama	15,943,264	15,965,842	4.92%
Illinois	14,056,160	14,325,000	4.42%
Missouri	14,054,594	14,092,500	4.34%
Indiana	13,857,952	13,867,197	4.27%
Canada	9,426,383	9,278,990	2.86%
New Jersey	9,137,426	9,030,507	2.78%
Puerto Rico	8,695,760	8,726,385	2.69%
Florida	7,627,693	7,677,011	2.37%
North Carolina	4,905,503	4,891,006	1.51%
Kentucky	4,347,183	4,805,142	1.48%
Washington	4,140,580	4,203,308	1.30%
Virginia	4,010,529	4,050,211	1.25%
Arizona	3,540,471	3,511,039	1.08%
Tennessee	2,479,678	2,500,000	0.77%
	$329,007,464	$324,394,424	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

			% of Total
	Cost	Fair Value	Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$44,936,372	$45,713,345	14.09%
Software	41,349,430	41,579,546	12.82%
Healthcare & Pharmaceuticals	35,421,311	36,607,227	11.28%
Retail	29,995,340	29,889,242	9.21%
Media: Broadcasting & Subscription	28,541,553	28,734,035	8.86%
Services: Business	27,443,247	27,602,151	8.51%
Services: Consumer	26,230,410	20,196,015	6.23%
Transportation: Cargo	17,906,667	17,750,029	5.47%
Telecommunications	18,789,404	17,096,206	5.27%
High Tech Industries	14,056,160	14,325,000	4.42%
Chemicals, Plastics, & Rubber	13,894,996	13,936,008	4.30%
Beverage, Food, & Tobacco	7,886,169	8,000,000	2.47%
Transportation & Logistics	5,377,668	5,396,158	1.66%
Metals & Mining	4,347,183	4,805,142	1.48%
Services: Government	4,010,529	4,050,211	1.25%
Hotel, Gaming, & Leisure	3,540,471	3,511,039	1.08%
Energy: Oil & Gas	2,800,876	2,703,070	0.83%
Construction & Building	2,479,678	2,500,000	0.77%
	$329,007,464	324,394,424	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

			% of Total
	Cost	Fair Value	Investments
Software	$41,302,041	$41,553,615	13.15%
Healthcare & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,780,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Construction & Building	2,478,019	2,468,671	0.78%
	$321,955,480	315,965,434	100.00%

At June 30, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.4 million and $9.3 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $22.6 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.1 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $22.9 million, respectively.

At June 30, 2015, 68% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 32% bore interest at fixed rates. At December 31, 2014, 56% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 44% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2015 and December 31, 2014 was approximately 10.7% and 10.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as the return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of June 30, 2015 and December 31, 2014, we had cash of $1.2 million and $2.0 million, respectively.

Investment Activity

During the six months ended June 30, 2015, we made $60.0 million of investments in seven new portfolio companies and three existing portfolio companies. During the six months ended June 30, 2015, we received $53.9 million in proceeds from repayments and sales of our investments, including $2.7 million from amortization of certain other investments.

During the six months ended June 30, 2014, we made $51.5 million of investments in six new portfolio companies and four existing portfolio companies. During the six months ended June 30, 2014, we received $48.3 million in proceeds from repayments and sales of our investments, including $0.8 million from amortization of certain other investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital required by market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2015		As of December 31, 2014
		% of Total		% of Total
Investment Category	Fair Value	Portfolio	Fair Value	Portfolio
1	$34.3	11%	$21.6	7%
2	274.0	84%	259.6	82%
3	9.0	3%	27.5	9%
4	—	—%	—	—%
5	7.1	2%	7.3	2%
Total	$324.4	100%	$316.0	100%

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2015, we had one loan on non-accrual status, which represented approximately 4.0% of our loan portfolio at cost and 2.2% at fair value. December 31, 2014, we had one loan on non-accrual status, which represented approximately 4.1% of our loan portfolio at cost and 2.3% at fair value.

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

Comparison of the Three Months and Six Months Ended June 30, 2015 and 2014

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2015 and 2014 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income	$8.5	$7.5	$17.0	$15.0
PIK Interest	0.1	0.2	0.3	0.4
Miscellaneous fees	0.1	0.3	0.1	0.5
Total	$8.7	$8.0	$17.4	$15.9

The increases in interest income from the respective periods were due to the growth in the overall investment portfolio partially offset by a decrease in fees earned.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2015 and 2014 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Expenses
Management fees	$1.4	$1.2	$2.9	$2.6
Valuation Fees	0.1	0.1	0.2	0.2
Administrative services expenses	0.3	0.3	0.6	0.5
Incentive fees (a)	1.0	1.0	2.0	1.8
Professional fees	0.1	0.1	0.3	0.3
Directors’ fees	0.1	0.1	0.2	0.2
Insurance expense	0.1	0.1	0.2	0.2
Interest expense and other fees	1.5	1.3	3.0	2.4
Other general and administrative	0.1	0.1	0.2	0.2
Total Operating Expenses	$4.7	$4.3	$9.6	$8.4

(a)	For both the three and six months ended June 30, 2015, incentive fees include the effect of the Capital Gains Incentive Fee of $0. For the three and six months ended June 30, 2014, incentive fees included the effect of the Capital Gains Incentive Fee of $7 thousand and ($82) thousand, respectively.

The increase in operating expenses for the respective periods was primarily due to an increase in interest expense from the issuance of $25.0 million in aggregate principal amount of 6.50% notes in May 2014 (the “Notes”) and the increase in management and incentive fees attributable to our growing portfolio.

Net Investment Income

For the three months ended June 30, 2015, net investment income was $4.0 million, or $0.32 per common share (based on 12,479,962 weighted-average common shares outstanding at June 30, 2015).

For the three months ended June 30, 2014, net investment income was $3.7 million, or $0.31 per common share (based on 12,132,851 weighted-average common shares outstanding at June 30, 2014). Net investment income included expense accruals of $7 thousand of incentive fees related to realized and unrealized gains.

For the six months ended June 30, 2015, net investment income was $7.8 million, or $0.63 per common share (based on 12,479,962 weighted-average common shares outstanding at June 30, 2015).

For the six months ended June 30, 2014, net investment income was $7.5 million, or $0.62 per common share (based on 12,118,498 weighted-average common shares outstanding at June 30, 2014). Net investment income included expense accruals of ($83) thousand of incentive fees related to realized and unrealized gains.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the three months ended June 30, 2015 totaled $36.6 million and net realized gains totaled $0.3 million.

Repayments of investments and amortization of other certain investments for the three months ended June 30, 2014 totaled $25.9 million and net realized gains totaled $0.3 million.

Repayments of investments and amortization of other certain investments for the six months ended June 30, 2015 totaled $53.9 million and net realized gains totaled $0.3 million.

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

Net change in unrealized depreciation on investments and cash equivalents for the three months ended June 30, 2015 and 2014 totaled ($0.2) million and ($1.3) million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the six months ended June 30, 2015 and 2014 totaled $1.4 million and ($0.8) million, respectively.

The increase from prior the period in the change in unrealized appreciation was due primarily to a tightening of market interest rate spreads on the majority of the investments in our portfolio.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2015, net increase in net assets resulting from operations totaled $4.0 million, or $0.32 per common share (based on 12,479,962 weighted-average common shares outstanding at June 30, 2015).

For the three months ended June 30, 2014, net increase in net assets resulting from operations totaled $2.7 million, or $0.22 per common share (based on 12,132,851 weighted-average common shares outstanding at June 30, 2014.

For the six months ended June 30, 2015, net increase in net assets resulting from operations totaled $9.4 million, or $0.75 per common share (based on 12,479,962 weighted-average common shares outstanding at June 30, 2015).

For the six months ended June 30, 2014, net increase in net assets resulting from operations totaled $7.1 million, or $0.58 per common share (based on 12,118,498 weighted-average common shares outstanding at June 30, 2014.

The increase in net assets resulting from operations was primarily the result of (i) an increase in net investment income and (ii) an increase in the net change in unrealized appreciation of investments, partially offset by an increase in interest expense.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $2.6 million for the six months ended June 30, 2015, primarily in connection with cash interest received and repayments of our investments. Our financing activities for the six months ended June 30, 2015 provided cash of $1.2 million primarily related to the issuance of SBA debentures.

Our operating activities provided cash of $4.8 million for the six months ended June 30, 2014, primarily in connection with cash interest received and the repayments of our investments. Our financing activities for the six months ended June 30, 2014 used cash of $8.3 million primarily from net repayments of borrowings under the Credit Facility.

Our liquidity and capital resources are derived from the Company’s revolving credit facility, (the “Credit Facility”), SBA guaranteed debentures, the offering of securities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2015 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on June 26, 2016, the date of our 2016 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage at all times. As of June 30, 2015 and December 31, 2014, our asset coverage ratio was 229% and 235%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $5.8 million and $2.0 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into the Credit Facility with various lenders. SunTrust Bank is one of the lenders and serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis and an accordion for an additional $35,000,000 for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under its Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000, which increased the total commitment to $135,000,000 under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitments from a new participant in the bank group in the amount of $15,000,000 which increased the total commitment to $150,000,000 under the Credit Facility.

On November 21, 2014, we entered into the First Amendment (the “Amendment”) to the Credit Facility, with SunTrust Bank, as a lender and the administrative agent, and the lenders named therein. The Amendment, among other things, (i) extended the maturity date of the Credit Facility from November 14, 2016 to October 1, 2018; (ii) extended the revolving period from November 12, 2015 to October 1, 2017; and (iii) reduced the applicable margin rate for LIBOR-based loans from 3.00% per annum to 2.625% per annum and reduced the applicable margin rate for other loans, which are based on an alternative reference rate instead of LIBOR, from 2.00% per annum to 1.625% per annum. The Amendment also reduced the initial aggregate commitments under the Credit Facility to $120,000,000, but included an accordion feature allowing us to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

In addition, the Amendment provided for the prepayment in full of the pro rata portion of loans owing to State Street Bank and Trust Company, which ceased to be a lender under the Credit Facility after such prepayment.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2015, we were in compliance with these covenants.

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

As of June 30, 2015 and December 31, 2014, $107,000,000 and $106,500,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. From the period of inception through December 31, 2012 The Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. Additionally, the Company incurred $667,882 in connection with the Amendment during the year ended December 31, 2014. As of June 30, 2015 and December 31, 2014, $1,514,536 and $1,774,630 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively.

For the three months ended June 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.8% (approximately 3.4% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $895,847 for the three months ended June 30, 2015, of which $744,873 was interest expense, $118,026 was amortization of loan fees paid on the Credit Facility, $20,208 related to commitment fees on the unused portion of the Credit Facility, and $12,740 related to loan administration fees. The Company paid $811,366 in interest expense and unused commitment fees for the three months ended June 30, 2015. The average borrowings under the Credit Facility for the three months ended June 30, 2015 were $104,043,478.

For the six months ended June 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.4 % including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1,790,684 for the six months ended June 30, 2015, of which $1,492,860 was interest expense, $234,754 was amortization of loan fees paid on the Credit Facility, $37,730 related to commitment fees on the unused portion of the Credit Facility, and $25,340 related to loan administration fees. The Company paid $1,585,882 in interest expense and unused commitment fees for the six months ended June 30, 2015. The average borrowings under the Credit Facility for the six months ended June 30, 2015 were $104,910,221.

For the three months ended June 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1,071,632 for the three months ended June 30, 2014, of which $876,204 was interest expense, $138,814 was amortization of loan fees paid on the Credit Facility, $44,182 related to commitment fees on the unused portion of the Credit Facility, and $12,432 related to loan administration fees. The Company paid $1,036,513 in interest expense and unused commitment fees for the three months ended June 30, 2014. The average borrowings under the Credit Facility for the three months ended June 30, 2014 were $109,273,352.

For the six months ended June 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $2,150,586 for the six months ended June 30, 2014, of which $1,783,179 was interest expense, $271,442 was amortization of loan fees paid on the Credit Facility, $71,238 related to commitment fees on the unused portion of the Credit Facility, and $24,727 related to loan administration fees. The Company paid $1,941,863 in interest expense and unused commitment fees for the six months ended June 30, 2014. The average borrowings under the Credit Facility for the six months ended June 30, 2014 were $111,303,177.

Notes Offering

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both June 30, 2015 and December 31, 2014, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was $25.1 million. The Company has listed the Notes on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees, which are being amortized over the term of the Notes, of which $711,783 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities as of June 30, 2015.

For the period from May 5, 2014 to June 30, 2014, the Company incurred interest and fee expense on the Notes of $281,336, of which $252,778 was interest expense, $28,299 was amortization of loan fees paid on the Notes, and $259 related to administration fees.

For the three months ended June 30, 2015, the Company incurred interest and fee expense on the Notes of $452,190, of which $406,250 was interest expense, $44,605 was amortization of loan fees paid on the Notes, and $1,335 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

For the six months ended June 30, 2015, the Company incurred interest and fee expense on the Notes of $934,672, of which $812,500 was interest expense, $120,004 was amortization of loan fees paid on the Notes, and $2,168 related to administration fees. The Company paid $812,500 in interest expense on the Notes during the period.

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

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $65 million (based on current regulatory capital of $32.5 million) more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $60,541,263 and $49,889,775 in assets at June 30, 2015 and December 31, 2014, respectively, which accounted for approximately 17.9% and 15.3% of our total consolidated assets at June 30, 2015 and December 31, 2014, respectively.

As of both June 30, 2015 and December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital. As of June 30, 2015 and December 31, 2014, the SBIC subsidiary had $26.0 and $16.25 million of SBA-guaranteed debentures outstanding, respectively. Of the debentures currently outstanding, $16.25 million pooled on March 25, 2015 at fixed interest rate of 2.872%. Prior to the pooling on March 25, 2015, the weighted average annualized interim financing rate on those outstanding debentures was 0.946%. The maturity date of those debentures is March 1, 2025. The remaining $9.75 million of outstanding debentures are currently set at a pre-pooling rate of 0.928%. These debentures will pool in September 2015 and will mature September 1, 2025. The principal amount of our SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty.

As of June 30, 2015 and December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2015 and December 31, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4 to our consolidated financial statements contained herein.

As of June 30, 2015, the Company has incurred $1,280,500 in financing costs related to the SBA debentures, which were recorded as prepaid loan fees. As of June 30, 2015 and December 31, 2014, $1,165,534 and $681,947 of prepaid financing costs had yet to be amortized, respectively.

For the three months ended June 30, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.7% (approximately 3.9% including loan fees). Interest is paid semi-annually. The company recorded interest and fee expense on the SBA Debentures of $166,018 for the three months ended June 30, 2015, of which $116,858 was interest expense, and $49,160 was amortization of loan fees. The company did not pay interest expense during the three months ended June 30, 2015. The average borrowings of SBA Debentures for the three months ended June 30, 2015 were $17,107,143.

For the six months ended June 30, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.0% (approximately 2.9% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $239,191 for the six months ended June 30, 2015, of which $161,341 was interest expense, and $77,850 was amortization of loan fees. The Company paid $62,822 of interest expense during the six months ended June 30, 2015. The average borrowings of SBA Debentures for the six months ended June 30, 2015 were $16,680,939.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2015, our off-balance sheet arrangements consisted of $5.2 million of unfunded commitments to provide debt financing to three of our portfolio companies. As of December 31, 2014, our off-balance sheet arrangements consisted of $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

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

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements contained herein for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the financial statements.

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

We are subject to financial market risks, including changes in interest rates. At June 30, 2015 and 2014, 68% and 53%, or 31 and 20 of the loans in our portfolio, bore interest at floating rates, respectively. At June 30, 2015, 28 of these 31 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income for the three and six months ended June 30, 2015, by approximately $134 thousand and $261 thousand, respectively, due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the six months ended June 30, 2015 and 2014, we did not engage in hedging activities. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of June 30, 2015, we had not entered into any interest rate hedging arrangements. At June 30, 2015, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $260 thousand and $521 thousand for the three and six months ended June 30, 2015, respectively. The Notes bear interest at a fixed rate per year and would not be impacted by changes in interest rates.

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

(b)	Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended June 30, 2015, we issued no shares of our common stock under our dividend reinvestment plan.

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
Dated: August 6, 2015
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

