Form 10-Q
period 2015-09-30
Stellus Capital Investment Corp
filed 2015-11-06
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 3, 2015 was 12,479,962.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $332,172,782 and $321,955,480, respectively)	$322,966,189	$315,965,434
Cash and cash equivalents	6,079,062	2,046,563
Interest receivable	4,346,553	5,082,665
Deferred offering costs	261,761	261,761
Deferred financing costs	665,337	828,956
Accounts receivable	7,684	696
Prepaid loan fees on SBA debentures	1,106,738	681,947
Prepaid loan structure fees	1,382,333	1,774,630
Prepaid expenses	140,504	419,283
Total Assets	$336,956,161	$327,061,935
LIABILITIES
Notes Payable	$25,000,000	$25,000,000
Credit facility payable	110,750,000	106,500,000
SBA Debentures	26,000,000	16,250,000
Dividends payable	1,413,982	1,413,983
Base management fees payable	1,462,024	1,360,019
Incentive fees payable	1,129,318	1,121,556
Interest payable	325,931	346,204
Unearned revenue	40,534	157,403
Administrative services payable	380,240	591,744
Deferred tax liability	254,941	288,122
Other accrued expenses and liabilities	206,525	83,452
Total Liabilities	$166,963,495	$153,112,483
Commitments and contingencies (Note 7)
Net Assets	$169,992,666	$173,949,452
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,479,962 and 12,479,962 shares issued and outstanding, respectively)	$12,480	$12,480
Paid-in capital	180,994,764	180,994,783
Accumulated undistributed net realized gain	294,863	—
Distributions in excess of net investment income	(1,847,907)	(779,643)
Net unrealized depreciation on investments and cash equivalents, net of provision for taxes of $254,941 and $288,122, respectively.	(9,461,534)	(6,278,168)
Net Assets	$169,992,666	$173,949,452
Total Liabilities and Net Assets	$336,956,161	$327,061,935
Net Asset Value Per Share	$13.62	$13.94

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$8,509,804	$7,766,986	$25,776,147	$23,126,699
Other income	93,009	55,511	231,219	557,753
Total Investment Income	$8,602,813	$7,822,497	$26,007,366	$23,684,452
OPERATING EXPENSES
Management fees	$1,462,024	$1,281,231	$4,322,488	$3,842,971
Valuation fees	139,266	128,815	328,065	344,952
Administrative services expenses	224,836	312,870	800,863	856,804
Incentive fees	954,908	410,134	2,914,633	2,173,966
Professional fees	92,320	115,463	454,675	399,490
Directors’ fees	76,000	86,000	260,000	290,000
Insurance expense	119,417	121,730	354,603	361,220
Interest expense and other fees	1,557,629	1,409,565	4,522,176	3,841,487
Other general and administrative expenses	156,782	105,418	391,330	256,385
Total Operating Expenses	$4,783,182	$3,971,226	$14,348,833	$12,367,275
Waiver of Incentive Fee	—	(1,399,226)	—	(1,399,226)
Total Operating Expenses, net of fee waivers	$4,783,182	$2,572,000	$14,348,833	$10,968,049
Net Investment Income	$3,819,631	$5,250,497	$11,658,533	$12,716,403
Net Realized Gain on Investments and Cash Equivalents	$2,146	$3,907	$294,863	$441,364
Net Change in Unrealized Depreciation on Investments and Cash Equivalents	$(4,593,553)	$(2,955,085)	$(3,216,547)	$(3,803,120)
Benefit (provision) for taxes on unrealized gain on investments	$147,439	$(185,888)	$33,181	$(185,888)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(624,337)	$2,113,431	$8,770,030	$9,168,759
Net Investment Income Per Share	$0.31	$0.42	$0.93	$1.04
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share	$(0.05)	$0.17	$0.70	$0.75
Weighted Average Shares of Common Stock Outstanding	12,479,962	12,404,485	12,479,962	12,214,875
Distributions Per Share	$0.34	$0.34	$1.02	$1.09

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2015	2014
Increase in Net Assets Resulting from Operations
Net investment income	$11,658,533	$12,716,403
Net realized gain on investments and cash equivalents	294,863	441,364
Net change in unrealized depreciation on investments and cash equivalents	(3,216,547)	(3,803,120)
Benefit (provision) for taxes on unrealized appreciation on investments	33,181	(185,888)
Net Increase in Net Assets Resulting from Operations	$8,770,030	$9,168,759
Stockholder distributions
Net investment income	(12,726,816)	(12,473,610)
Net realized capital gains	—	(786,436)
Total Distributions	$(12,726,816)	$(13,260,046)
Capital share transactions
Issuance of common stock	—	5,087,335
Reinvestments of stockholder distributions	—	313,113
Sales load	—	(75,510)
Offering costs	—	(29,904)
Net increase in net assets resulting from capital share transactions	$—	$5,295,034
Total increase (decrease) in net assets	$(3,956,786)	$1,203,747
Net assets at beginning of period	$173,949,452	$175,891,514
Net assets at end of period (includes $1,847,907 and $1,019,866 of distributions in excess of net investment income, respectively)	$169,992,666	$177,095,261

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$8,770,030	$9,168,759
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(85,108,716)	(58,454,022)
Proceeds from sales and repayments of investments	76,333,638	49,485,710
Net change in unrealized depreciation on investments	3,216,547	3,803,220
Deferred tax provision (benefit)	(33,181)	185,888
Increase in investments due to PIK	(387,975)	(538,457)
Amortization of premium and accretion of discount, net	(759,387)	(488,829)
Amortization of loan structure fees	392,297	452,054
Amortization of deferred financing costs	163,619	74,964
Amortization of loan fees on SBIC debentures	136,646	—
Net realized gain on investments	(294,863)	(446,239)
Changes in other assets and liabilities
Decrease (increase) in interest receivable	736,112	(643,642)
Decrease in receivable for affiliated transaction	—	43,450
Increase in accounts receivable	(6,988)	(31,013)
Decrease in prepaid expenses and fees	278,779	29,522
Increase in management fees payable	102,005	104,501
Decrease in directors’ fees payable	—	(10,000)
Increase (decrease) in incentive fees payable	7,762	(841,055)
Increase (decrease) in administrative services payable	(211,504)	288,157
Increase (decrease) in interest payable	(20,273)	102,224
Decrease in unearned revenue	(116,869)	(17,417)
Increase (decrease) in other accrued expenses and liabilities	123,073	(161,558)
Net cash provided by operating activities	$3,320,752	$2,106,217
Cash flows from financing activities
Proceeds from notes issued	—	25,000,000
Proceeds from SBA Debentures	9,750,000	—
Financing costs paid on notes issued	—	(997,317)
Financing costs paid on SBA Debentures	(561,437)	—
Proceeds from the issuance of common stock	—	5,116,989
Sales load for common stock issued	—	(75,510)
Offering costs paid for common stock issued	—	(116,149)
Stockholder distributions paid	(12,726,816)	(11,533,709)
Borrowings under credit facility	86,500,000	78,000,000
Repayments of credit facility	(82,250,000)	(98,000,000)
Repayments of short-term loan	—	(9,000,000)
Net cash provided by (used in) financing activities	$711,747	$(11,605,696)
Net increase (decrease) in cash and cash equivalents	4,032,499	(9,499,479)
Cash and cash equivalents balance at beginning of period	2,046,563	13,663,542
Cash and cash equivalents balance at end of period	$6,079,062	$4,164,063
Supplemental and non-cash financing activities
Accrued deferred offering costs	$—	$4,752
Shares issued pursuant to Dividend Reinvestment Plan	$—	$313,113
Interest expense paid	$3,844,890	$3,206,081

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$4,507,500	$4,430,759	$4,417,362	2.60%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	364,504	0.21%
Total										4,805,759	4,781,866	2.81%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,895,106	8,000,000	4.71%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Debtor-In-Possession Loan		First Lien	10.00%		10.00%		3/31/2016	Services: Consumer	$5,000,000	4,940,216	4,940,216	2.91%
Term Loan	(4)(6)(7)	Unsecured	17.00%		15.00%	2.00%	2/27/2016		$13,200,354	13,200,354	5,517,748	3.25%
Total										18,140,570	10,457,964	6.16%
Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	12.50%		12.50%		10/9/2016	Metals & Mining	$4,251,032	4,114,598	4,121,809	2.42%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	217,396	0.13%
Total										4,328,884	4,339,205	2.55%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,390,374	7,403,932	4.36%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	246,073	0.14%
Total										7,915,374	7,650,005	4.50%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(3)	First Lien	L+8.10%	1.00%	9.10%		7/16/2020	Education	$12,500,000	12,378,296	12,378,297	7.28%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,328,002	12,341,162	7.26%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,965,457	1,974,586	1.16%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,930,408	4,936,465	2.90%
CC Blocker 1, LLC Preferred Units	(4)	Equity							35,945 units	557,143	557,143	0.33%
Total										19,781,010	19,809,356	11.65%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	0.50%	11.00%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,847,725	8,795,240	5.17%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	250,786	0.15%
Total										9,097,725	9,046,026	5.32%
Eating Recovery Center, LLC								Denver, CO
Mezzanine Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,182,374	18,186,989	10.70%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,649	2,382,165	1.40%
Total										19,857,023	20,569,154	12.10%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,477,264	11,499,552	6.76%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,598,531	9,617,608	5.66%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	490,374	0.29%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	4,953	0.00%
Total										22,393,201	21,612,487	12.71%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,473,750	3,412,622	3,394,492	2.00%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	87,986	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,020	2,256	0.00%
Total										3,533,312	3,484,734	2.05
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Services: Business	$5,000,000	4,906,594	4,853,006	2.85%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1.00%	11.00%		3/14/2017	Energy: Oil & Gas	$2,481,500	2,455,884	2,374,606	1.40%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,875,000	4,823,827	4,802,226	2.82%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,876,735	3,892,073	2.29%
Total										8,700,562	8,694,299	5.11%
Help/Systems, Holdings Inc., et al								Eden Prairie, MN
Term Loan	(3)	Second Lien	L+8.50%	1.00%	9.50%		6/28/2020	Software	$15,000,000	14,831,377	15,000,000	8.82%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,462,500	7,365,167	7,275,774	4.28%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	242,304	306,200	0.18%
Total										7,607,471	7,581,974	4.46%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,640,195	6,716,223	3.95%
HUF Worldwide, LLC								Los Angeles, CA
Revolver	(3)(9)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019	Retail	$500,000	500,000	500,000	0.29%
Term Loan	(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019		$4,838,524	4,756,084	4,838,524	2.85%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019		$8,133,726	7,997,443	8,133,726	4.78%
HUF Holdings, LLC Common Class A Units	(4)	Equity							556,948 units	556,090	258,724	0.15%
Total										13,809,617	13,730,974	8.07%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9.00%		4/8/2020	Transportation: Cargo	$6,841,739	6,742,438	6,087,907	3.58%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$6,169,941	6,077,459	6,045,983	3.56%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$8,912,137	8,775,608	8,733,087	5.14%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,000,000	0.59%
Total										15,853,067	15,779,070	9.29%
NetMotion Wireless, Inc., et al								Milpitas, CA
Term Loan	(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020	Services: Business	$9,000,000	8,836,064	8,888,152	5.23%
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020		$1,000,000	981,785	987,572	0.58%
Endpoint Security Holdings, LLC Class A Common Stock	(4)	Equity							9,174 shares	293,103	319,274	0.19%
Endpoint Security Holdings, LLC Class B Common Stock	(4)	Equity							9,174 shares	706,897	770,013	0.45%
Total										10,817,849	10,965,011	6.45%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	3,964,001	3,965,909	2.33%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	49,173	0.03%
Total										4,014,001	4,015,082	2.36%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)	First Lien	L+7.50%		7.69%		9/30/2018	Retail	$400,000	400,000	396,644	0.23%
Term A Loan	(11)	First Lien	L+7.50%		7.69%		9/30/2018		$2,294,934	2,294,934	2,275,681	1.34%
Term B Loan	(6)(11)	First Lien	L+10.25%		8.69%	1.75%	9/30/2018		$6,324,748	6,324,748	6,268,687	3.69%
Total										9,019,682	8,941,012	5.26
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,446,057	7,713,750	4.54%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	Services: Business	$10,000,000	9,800,000	9,800,000	5.76%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,689,386	20,000,000	11.77%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,119,533	0.66%
Total										20,851,930	21,119,533	12.43%
Software Paradigms International Group, LLC								Atlanta, GA
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		5/22/2020	Retail	$7,175,141	7,058,318	7,001,495	4.12%
Term Loan	(3)(12)	Delay Draw	L+8.00%	1.00%	9.00%		5/22/2020		$2,417,454	2,382,189	2,358,949	1.39%
Total										9,440,507	9,360,444	5.51%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,957,162	6,891,928	6,895,630	4.06%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,131,113	7,039,653	7,090,296	4.17%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	592,544	0.35%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	65,838	0.04%
Total										7,664,506	7,748,678	4.56%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		12/30/2021	Services: Business	$11,250,000	10,984,212	10,916,269	6.42%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	871,352	0.51%
Total										11,734,212	11,787,621	6.93%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+7.50%	1.00%	8.50%		1/31/2019	Transportation & Logistics	$2,691,486	2,662,466	2,691,486	1.58%
T2 Systems Canada, Inc.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+7.50%	1.00%	8.50%		1/31/2019	Transportation & Logistics	$2,691,486	2,662,466	2,691,486	1.58%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,962,741	4,741,507	2.79%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+10.50%	1.00%	11.50%		6/8/2020	Finance	$4,500,000	4,457,251	4,437,847	2.61%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	452,529	0.27%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,235	0.01%
Total										4,907,251	4,899,611	2.89%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,480,469	2,500,000	1.47%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,893,252	3,873,986	2.28%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	268,715	0.16%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	5,000	5,484	0.00%
Total										4,143,252	4,148,185	2.44%

Total Non-controlled, non-affiliated investments										332,172,782	322,966,189	189.29%
Net Investments										332,172,782	322,966,189	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS											(152,973,523)	(85.52)%
NET ASSETS											169,992,666	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2015

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $1,477,897 of cash and $56,745,579 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion.
(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Investment has been on non-accrual status since January 1, 2014. The coupon rate on this investment includes 2% default interest.
(8)	Digital Payment Technologies Corp. amended its name to T2 Systems Canada, Inc. and is the Canadian co-borrower of the term loan of T2 Systems, Inc.
(9)	Excluded from the investment is an undrawn commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.
(12)	Excluded from the investment is an undrawn commitment in an amount not to exceed $407,405, an interest rate of LIBOR Plus 8.00% and a maturity of May 22, 2020.

Abbreviation Legend

Euro — Euro Dollar

L — LIBOR

PIK — Payment-In-Kind

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.5%	1%	11.5%		3/5/2020	Chemicals, Plastics, & Rubber	$4,507,500	$4,421,407	$4,403,897	2.53%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	393,901	0.23%
Total										4,796,407	4,797,798	2.76%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,874,910	7,950,000	4.57%
ATX Networks Holdings Intermediate Corp., et al								West Ajax, Ontario
Term Loan	(5)(6)	Unsecured	14%		12%		5/12/2016	High Tech Industries	$21,636,242	21,636,242	21,610,661	12.42%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Term Loan	(4)(6)(7)	Unsecured	17%		15%	2%	2/27/2016	Services: Consumer	$13,200,354	13,200,354	7,260,195	4.17%
Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	12.5%		12.5%		10/9/2016	Metals & Mining	$4,498,878	4,256,857	4,261,882	2.45%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	640,608	0.37%
Total										4,471,143	4,902,490	2.82%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1%	10.5%		6/5/2019	Telecommunications	$10,000,000	9,830,259	9,761,825	5.61%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,507 units	500,000	301,481	0.17%
Total										10,330,259	10,063,306	5.78%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.25%		12.25%		5/31/2018	Finance	$12,500,000	12,288,044	12,500,000	7.19%
Delay Draw Term Loan #2	(5)	Unsecured	12.25%		12.25%		5/31/2018		$2,000,000	1,957,608	2,000,000	1.15%
Total										14,245,652	14,500,000	8.34%
Digital Payment Technologies Corp.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+8.50%	1%	9.5%		1/31/2019	Transportation & Logistics	$2,927,604	2,890,453	2,876,391	1.65%
Eating Recovery Center, LLC								Denver, CO
Mezzanine Term Loan	(6)	Unsecured	13%		12%	1%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,124,295	17,903,238	10.29%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,648	2,285,208	1.31%
Total										19,798,943	20,188,446	11.60%
Empirix Inc.								Billerica, MA
Term Loan	(3)(9)	Second Lien	L+9.50%	1%	10.5%		5/1/2020	Software	$11,657,850	11,455,072	11,409,670	6.56%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1%	10.5%		5/1/2020		$9,750,000	9,584,537	9,542,435	5.49%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,884,617	1.08%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	19,036	0.01%
Total										22,357,015	22,855,758	13.14%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.5%		12/30/2019	Hotel, Gaming, & Leisure	$3,500,000	$3,430,038	$3,430,038	1.97%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,673	117,673	0.07%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	3,017	0.00%
Total										3,550,728	3,550,728	2.04%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1%	11%		3/14/2017	Energy: Oil & Gas	$2,904,667	2,861,646	2,828,561	1.63%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.5%	9%		1/31/2018	Healthcare & Pharmaceuticals	$4,912,500	4,845,648	4,820,705	2.77%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,850,227	3,772,574	2.17%
Total										8,695,875	8,593,279	4.94%
Help/Systems, Holdings Inc., et al								Eden Prairie, MN
Term Loan	(3)	Second Lien	L+8.50	1%	9.50%		6/28/2020	Software	$15,000,000	14,809,640	14,562,471	8.37%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8%	1%	9%		10/21/2020	Services: Consumer	$7,500,000	7,391,025	7,391,025	4.25%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	250,000	250,000	0.14%
Total										7,641,025	7,641,025	4.39%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10%		12/13/2020	High Tech Industries	$6,750,000	6,629,074	6,611,309	3.80%
HUF Worldwide, LLC
Term Loan	(3)(10)	First Lien	L+9%	0.5%	9.5%		10/22/2019	Los Angeles, CA	$5,800,000	5,688,208	5,688,208	3.27%
Term Loan (SBIC)	(2)(3)	First Lien	L+9%	0.5%	9.5%		10/22/2019	Retail	$9,750,000	9,562,074	9,562,074	5.50%
HUF Holdings, LLC Common Class A Units	(4)	Equity							500,000 units	500,000	500,000	0.29%
Total										15,750,282	15,750,282	9.06%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9%		4/18/2020	Transportation: Cargo	$6,841,739	6,729,555	6,583,144	3.78%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019	Media: Broadcasting & Subscription	$6,568,076	6,449,058	6,421,737	3.69%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019		9487220	9,319,321	9,275,843	5.33%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,000,000	0.57%
Total										16,768,379	16,697,580	9.59%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1%	11%	1%	1/22/2020	Services: Government	$4,018,020	3,945,027	3,944,949	2.27%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	59,016	0.03%
Total										3,995,027	4,003,965	2.30%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(11)(12)	First Lien	L+8.5%		8.67%		9/30/2018	Retail	$400,000	400,000	379,903	0.22%
Term A Loan	(6)(12)	First Lien	L+7.5%		7.67%		9/30/2018		$2,699,130	2,699,130	2,563,516	1.47%
Term B Loan	(6)(12)	First Lien	L+8.5%		8.67%	2.75%	9/30/2018		$6,267,221	6,267,221	5,889,617	3.39%
Total										9,366,351	8,833,036	5.08%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9%		4/30/2021	Telecommunications	$8,500,000	$8,440,701	$8,372,500	4.81%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12%		12%		1/31/2019	Finance	$20,000,000	19,633,964	19,711,228	11.33%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							970,159 units	1,000,000	1,193,744	0.69%
Total										20,633,964	20,904,972	12.02%
Snowman Holdings, LLC, et al								Lebanon, IN
Term Loan		Unsecured	12.5%		12.50%		2/15/2019	Transportation: Cargo	$11,169,118	11,169,118	11,075,297	6.37%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.5%	1.5%	7%		10/31/2017	Healthcare & Pharmaceuticals	$7,331,250	7,237,826	7,264,072	4.18%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,063,941	6,957,560	6,922,931	3.98%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	633,616	0.36%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	70,402	0.04%
Total										7,582,413	7,626,949	4.38%
Studer Grup, LLC								Gulf Breeze, FL
Term Loan		Unsecured	12%		12%		1/31/2019	Services: Business	$16,910,423	16,910,423	16,822,698	9.67%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+8.5%	1%	9.5%		1/31/2019	Transportation & Logistics	$2,927,604	2,890,453	2,876,391	1.65%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8%	1%	9%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,958,664	4,927,516	2.83%
Telular Corp.								Chicago, IL
Term Loan	(3)	Second Lien	Euro+ 8%	1.25%	9.25%		6/24/2020	High Tech Industries	$7,500,000	7,405,985	7,305,499	4.20%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1%	11/12/2019	Construction & Building	$2,500,000	2,478,019	2,468,671	1.42%
Woodstream Corporation								Lititz, PA
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Consumer goods: non-durable	$9,137,721	8,855,208	8,703,732	5.00%
Woodstream Group, Inc.								Lititz, PA
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Consumer goods: non-durable	$862,279	858,360	821,326	0.47%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10%	1%	11%		4/23/2020	Software	$3,962,500	$3,885,386	$3,885,386	2.23%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	245,000	0.14%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 units	5,000	5,000	0.00%
Total										4,135,386	4,105,386	2.37%
Total Non-controlled non-affiliated investments										321,955,480	315,965,434	181.60%
Net Investments										321,955,480	315,965,434	181.60%
LIABILITIES IN EXCESS OF OTHER ASSETS											(142,015,982)	(81.60)%
NET ASSETS											173,949,452	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $874,853 of cash and $48,896,015 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 for discussion.
(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Investment was on non-accrual status as of January 1, 2014.
(8)	Digital Payment Technologies Corp. is the Canadian co-borrower of the term loan of T2 Systems, Inc.
(9)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $7,542,150, with an interest rate of LIBOR plus 9.50%, LIBOR floor of 1.0%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.5% per annum.
(10)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(12)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an atlernate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower's option, which reset periodically based on the terms of the loan agreement.

Abbreviation Legend

Euro — Euro Dollar

L — LIBOR

PIK — Payment-In-Kind

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. In connection with the Offering, the Company sold 9,200,000 shares (including 1,200,000 shares pursuant to the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. Including the Offering, the Company has raised $151,250,000 including (i) $500,010 of seed capital contributed by Stellus Capital and (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital. In addition, in connection with the acquisition of the Company’s initial portfolio the Company issued $29,159,145 in shares of the Company’s common stock. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

The Company has established wholly owned subsidiaries: SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc., SCIC — HUF Blocker 1, Inc. and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of September 30, 2015, the SBIC subsidiary had $32.5 million of regulatory capital, as such term is defined by the SBA, and has received commitments from the SBA of $65 million. As of September 30, 2015 and December 31, 2014, the SBIC subsidiary had $26.0 million and $16.25 million of SBA-guaranteed debentures outstanding, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2015 and September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014. Certain reclassifications have been made to certain prior period balances to conform with current presentation. In accordance with Regulation S-X under the Securities Act of 1933, as amended and Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At September 30, 2015, cash balances totaling $6,079,062 exceeded FDIC insurance protection levels of $250,000 by $5,829,062, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code (the “Code”), which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 9). On September 30, 2015 and December 31, 2014, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, notes and SBA debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument.

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

Investments

As a business development company (“BDC”), the Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by the board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

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

September 30, 2015

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred no excise tax expense for the three and nine months ended September 30, 2015 and 2014.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files U.S federal and state tax returns, its major tax jurisdiction is U.S federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

As of September 30, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and nine months ended September 30, 2015 and 2014, respectively.

The Taxable Subsidiaries are direct wholly owned subsidiaries of the Company that have elected to be taxable entities. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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

For the three months ended September 30, 2015 and 2014, the Company recorded deferred income tax benefit (expense) of $147,439 and ($185,888), respectively, related to the Taxable Subsidiaries. For the nine months ended September 30, 2015 and September 30, 2014, the Company recorded deferred income tax benefit (expense) of $33,181 and ($185,888), respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2015 and December 31, 2014, the Company had a deferred tax liability of $254,941 and $288,122, respectively.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no common stock equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

For the three and nine months ended September 30, 2015, the Company recorded an expense for base management fees of $1,462,024 and $4,322,488, respectively. For the three and nine months ended September 30, 2014, the Company recorded an expense for base management fees of $1,281,231 and $3,842,971, respectively. As of September 30, 2015 and December 31, 2014, $1,462,024 and $1,360,019, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

For the three and nine months ended September 30, 2015, the Company incurred $954,908 and $2,914,633, respectively, of Investment Income Incentive Fees. For the three and nine months ended September 30, 2014, the Company incurred $633,485 and $2,479,433, respectively, of Investment Income Incentive Fees. As of September 30, 2015 and December 31, 2014, $1,129,318 and $1,121,556, respectively, of such incentive fees are payable to the Advisor, of which $935,595 and $915,577, respectively, are currently payable (as explained below). As of September 30, 2015 and December 31, 2014, $193,723 and $205,979, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received in cash.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Capital Gains Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement with the Advisor (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2015, the Company incurred no incentive fees related to the Capital Gains Incentive Fee. For the three and nine months ended September 30, 2014, the Company incurred ($223,351) and ($305,467), respectively, of incentive fees related to the Capital Gains Incentive Fee. As of September 30, 2015 and 2014, no Capital Gains Incentive Fees were payable to the Advisor under the investment advisory agreement, subject to the limitations set forth below.

A portion of the Capital Gains Incentive Fee may be payable to the Advisor on an annual basis. This portion of the fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. As of September 30, 2015 and December 31, 2014, no Capital Gains Incentive Fees were payable to the Advisor under the investment advisory agreement.

For the three and nine months ended September 30, 2015, the Advisor waived no incentive fees. The Advisor voluntarily waived incentive fees of $1,399,226 for the three and nine months ended September 30, 2014. Stellus Capital is under no obligation to waive any fees payable to it under the terms of the investment advisory agreement and we can make no assurances that Stellus Capital will agree to waive any incentive fees in the future.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment Income Incentive Fees Incurred	$954,908	$633,485	$2,914,633	$2,479,433
Capital Gains Incentive Fee Incurred	—	(223,351)	—	(305,467)
Incentive Fee Expense	$954,908	$410,134	$2,914,633	$2,173,966
Investment Income Incentive Fees Waived	—	(1,399,226)	—	(1,399,226)
Net Incentive Fee Expense	$954,908	$(989,092)	$2,914,633	$774,740

	September 30,	December 31,
	2015	2014
Investment Income Incentive Fee Currently Payable	$935,595	$915,577
Investment Income Incentive Fee Deferred	193,723	205,979
Incentive Fee Payable	$1,129,318	$1,121,556

Director Fees

For the three and nine months ended September 30, 2015, the Company recorded an expense relating to director fees of $76,000 and $260,000, respectively. For the three and nine months ended September 30, 2014, the Company recorded an expense relating to director fees of $86,000 and $290,000, respectively. As of September 30, 2015 and December 31, 2014 no fees were payable relating to director fees.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Co-Investments

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

For the three and nine months ended September 30, 2015, the Company recorded expenses of $191,552 and $549,436, respectively, relating to the administration agreement. For the three and nine months ended September 30, 2014, the Company recorded expenses of $149,913 and $438,786, respectively, relating to the administration agreement. As of September 30, 2015 and December 31, 2014, $190,292 and $208,643, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

September 30, 2015

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Per Share
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 07, 2014	July 31, 2014	August 15, 2014	$0.1133
July 07, 2014	August 29, 2014	September 15, 2014	$0.1133
July 07, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
January 22, 2015	February 02, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 08, 2015	July 31, 2015	August 14, 2015	$0.1133
July 08, 2015	August 31, 2015	September 15, 2015	$0.1133
July 08, 2015	September 30, 2015	October 15, 2015	$0.1133

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No shares were issued in connection with the distributions made during the three and nine months ended September 30, 2015. During the three and nine months ended September 31, 2014, 9,345 shares and 22,906 shares were issued in connection with distributions, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

At September 30, 2015, the Company had investments in 35 portfolio companies. The total cost and fair value of the investments were $332,172,782 and $322,966,189, respectively. The composition of our investments as of September 30, 2015 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$98,274,253	$98,118,798
Senior Secured – Second Lien	141,478,929	140,141,986
Unsecured Debt	81,299,635	74,013,155
Equity	11,119,965	10,692,250
Total Investments	$332,172,782	$322,966,189

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of both September 30, 2015 and December 31, 2014, the Company had three such investments with aggregate unfunded commitments of $2,757,405 and $10,892,150, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2015 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$98,118,798	$98,118,798
Senior Secured – Second Lien	—	7,713,750	132,428,236	140,141,986
Unsecured Debt	—	—	74,013,155	74,013,155
Equity	—	—	10,692,250	10,692,250
Total Investments	$—	$7,713,750	$315,252,439	$322,966,189

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the nine months ended September 30, 2015 are as follows:

	Senior Secured	Senior Secured	Unsecured
	Loans-First Lien	Loans-Second Lien	Debt	Equity	Total
Fair value at beginning of period	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Purchases of investments	28,159,582	48,772,500	4,925,000	3,251,634	85,108,716
Payment-in-kind interest	91,219	—	296,756	—	387,975
Sales and Redemptions	(6,507,586)	(9,882,400)	(59,935,102)	(8,550)	(76,333,638)
Realized Gains	10,930	—	283,933	—	294,863
Change in unrealized depreciation included in earnings	503,539	123,702	(1,026,530)	(2,153,152)	(2,552,441)
Amortization of premium and accretion of discount, net	331,151	230,036	192,843	—	754,030
Fair value at end of period	$98,118,798	$132,428,236	$74,013,155	$10,692,250	$315,252,439
Change in unrealized depreciation on Level 3 investments still held as of September 30, 2015	$503,539	$23,217	$(1,422,170)	$(2,153,152)	$(3,048,566)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2014 are as follows:

	Senior Secured	Senior Secured	Unsecured
	Loans-First Lien	Loans-Second Lien	Debt	Equity	Total
Fair value at beginning of year	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Purchases of investments	56,040,667	10,775,600	27,440,000	3,698,057	97,954,324
Payment-in-kind interest	147,719	—	582,316	—	730,035
Sales and Redemptions	(16,740,893)	(13,391,296)	—	—	(30,132,189)
Realized Gains	168,052	87,500	—	—	255,552
Change in unrealized depreciation included in earnings	(976,922)	(1,599,019)	(5,161,026)	1,536,839	(6,200,128)
Amortization of premium and accretion of discount, net	240,245	224,160	195,369	—	669,774
Fair value at end of year	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Change in unrealized depreciation on Level 3 investments still held as December 31, 2014	$(815,387)	$(1,579,130)	$(5,161,026)	$1,536,839	$(6,018,701)

Transfers are reflected at the value of the securities at the beginning of the period. There were no transfers of Level 2 or Level 3 investments during the nine months ended September 30, 2015 and the year ended December 31, 2014.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2015:

			% of Total
	Cost	Fair Value	Investments
New York	$53,501,460	$45,666,003	14.14%
Texas	36,559,630	35,989,755	11.14%
Colorado	27,752,129	28,569,154	8.85%
Georgia	26,081,970	26,047,676	8.07%
California	24,627,466	24,695,985	7.65%
Minnesota	21,723,305	21,895,630	6.78%
Massachusetts	22,393,201	21,612,487	6.69%
New Jersey	21,397,978	21,319,309	6.60%
Alabama	15,853,067	15,779,070	4.89%
Missouri	14,060,466	13,787,533	4.27%
Tennessee	12,280,469	12,300,000	3.81%
Canada	9,404,904	8,779,393	2.72%
Puerto Rico	8,700,562	8,694,299	2.69%
Flordia	7,607,471	7,581,974	2.35%
Illinois	6,640,195	6,716,223	2.08%
North Carolina	4,906,594	4,853,006	1.50%
Kentucky	4,328,884	4,339,205	1.34%
Washington	4,143,252	4,148,185	1.28%
Virginia	4,014,001	4,015,082	1.24%
Arizona	3,533,312	3,484,734	1.08%
Indiana	2,662,466	2,691,486	0.83%
	$332,172,782	$322,966,189	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

			% of Total
	Cost	Fair Value	Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$45,540,191	$45,828,500	14.19%
Software	41,367,830	40,760,672	12.62%
Services: Business	37,258,655	37,405,638	11.58%
Healthcare & Pharmaceuticals	35,449,513	36,159,083	11.20%
Retail	32,269,806	32,032,430	9.92%
Media: Broadcasting & Subscription	28,480,314	28,269,255	8.75%
Services: Consumer	25,748,041	18,039,938	5.59%
Telecommunications	16,361,431	15,363,755	4.76%
Chemicals, Plastics, & Rubber	13,903,484	13,827,892	4.28%
Education	12,378,296	12,378,297	3.83%
Beverage, Food, & Tobacco	7,895,106	8,000,000	2.48%
High Tech Industries	6,640,195	6,716,223	2.08%
Transportation: Cargo	6,742,438	6,087,907	1.88%
Transportation & Logistics	5,324,932	5,382,972	1.67%
Metals & Mining	4,328,884	4,339,205	1.34%
Services: Government	4,014,001	4,015,082	1.24%
Hotel, Gaming, & Leisure	3,533,312	3,484,734	1.08%
Construction & Building	2,480,469	2,500,000	0.77%
Energy: Oil & Gas	2,455,884	2,374,606	0.74%

	$332,172,782	322,966,189	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

			% of Total
	Cost	Fair Value	Investments
Software	$41,302,041	$41,553,615	13.15%
Healthcare & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,780,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Construction & Building	2,478,019	2,468,671	0.78%

	$321,955,480	315,965,434	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2015:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-2.08% to 2.38% (0.47%)
		Income/Market	Risk free rates	-0.67% to 0.00% (-0.37%)
First lien debt	$98,118,798	approach (2)	Market multiples	7x to 21x (12x)(4)

			HY credit spreads,	-4.93% to 2.64% (0.15%)
		Income/Market	Risk free rates	-1.04% to 0.22% (-0.54%)
Second lien debt	$132,428,236	approach (2)	Market multiples	8x to 18x (12x)(4)

			HY credit spreads,	-4.31% to 0.29% (-0.70%)
		Income/Market	Risk free rates	-0.81% to -0.02% (-0.47%)
Unsecured debt	$74,013,155	approach (2)	Market multiples	10x to 19x (12x)(4)

			Underwriting multiple/
Equity investments	$10,692,250	Market approach (5)	EBITDA Multiple	2x to 14x (8x)
Total Long Term Level 3 Investments	$315,252,439

(1)	Weighted average based on fair value as of September 30, 2015.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -4.93% (-493 basis points) to 2.64% (264 basis points). The average of all changes was 0.15%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-0.8% to 5.33% (0.74%)
		Income/Market	Risk free rates	-0.27% to 0.18% (-0.04%)
First lien debt	$75,529,963	approach (2)	Market multiples	8x to 17x (11x) (4)

			HY credit spreads,	-1.98% to 2.52% (0.04%)
		Income/Market	Risk free rates	-0.59% to 1.80% (-0.09%)
Second lien debt	$93,184,398	approach (2)	Market multiples	7x to 22x (15x)(4)

			HY credit spreads,	-1.36% to 3.16% (-0.23%)
		Income/Market	Risk free rates	-0.28% to 0.49% (0.08%)
Unsecured debt	$129,276,255	approach (2)	Market multiples	10x to 16x (12x)(4)

			Underwriting multiple/
Equity investments	$9,602,318	Market approach (5)	EBITDA Multiple	2x to 14x (10x)
Total Long Term Level 3 Investments	$307,592,934

(1)	Weighted average based on fair value as of December 31, 2014.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.98% (-198 basis points) to 2.52% (252 basis points). The average of all changes was 0.04%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

NOTE 5 — EQUITY OFFERINGS AND RELATED EXPENSES

On June 5, 2014, we established an at-the-market program through which we may sell, from time to time and at our sole discretion $50 million of our common stock. There were no shares issued during the three and nine months ended September 30, 2015 under the at-the-market program. The proceeds raised, the related underwriting fees, the offering expenses and the price at which these shares were issued from the period of June 5, 2014 through December 31, 2014 are as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

					Average
	Number of	Gross	Underwriting	Offering	Offering
Issuance of Common Stock	Shares	Proceeds	fees	Expenses	Price
Quarter ended June 30, 2014	230,242	$3,334,474	$50,017	$17,467	$14.48
Quarter ended September 30, 2014	121,123	1,752,861	25,493	12,437	$14.47
Quarter ended December 31, 2014	—	—	—	—	—
Total	351,365	$5,087,335	$75,510	$29,904

The Company issued no shares of common stock during the three and nine months ended September 30, 2015 in connection with the stockholder distribution reinvestment plan.

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

NOTE 6 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and nine ended September 30, 2015 and September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net increase (decrease) in net assets resulting from operations	$(624,337)	$2,113,431	$8,770,030	$9,168,759
Average common shares	12,479,962	12,404,485	12,479,962	12,214,875
Basic and diluted earnings per common share	$(0.05)	$0.17	$0.70	$0.75

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

As of September 30, 2015, the Company had $2.8 million of unfunded commitments to provide debt financing to three of our portfolio companies. As of December 31, 2014 the Company had $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS

For the	For the
nine months	nine months
ended	ended
September 30, 2015	September 30, 2014
(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.94	$14.54
Net investment income	0.93	1.04
Change in unrealized appreciation (depreciation)	(0.25)	(0.31)
Realized gain	0.02	0.04
Provision for taxes on unrealized appreciation on investments	—	(0.02)
Total from investment operations	$0.70	$0.75
Reinvestments of stockholder distributions (2)	—	—
Sales load	—	(0.01)
Stockholder distributions from:
Net investment income	(1.02)	(1.02)
Net realized capital gains	—	(0.07)
Other (3)	—	0.01
Net asset value at end of period	$13.62	$14.20
Per share market value at end of period	$10.07	$13.89
Total return based on market value (4)	(6.78)%	(0.24)%
Weighted average shares outstanding	12,479,962	12,214,875

For the	For the
nine months	nine months
ended	ended
September 30, 2015	September 30, 2014
(unaudited)	(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$169,992,666	$177,095,261
Weighted Average net assets	$174,622,662	$176,254,957
Annualized ratio of gross operating expenses to net assets (5) (8)	11.05%	9.49%
Annualized ratio of net operating expenses to net assets (5) (8)	11.05%	8.43%
Annualized ratio of interest expense and other fees to net assets (5)	3.49%	2.91%
Annualized ratio of net investment income before fee waiver to net assets(5) (8)	9.01%	8.48%
Annualized ratio of net investment income to net assets (5) (8)	9.01%	9.54%
Portfolio Turnover (6)	24%	17%
Notes payable	$25,000,000	$25,000,000
Credit Facility payable	$110,750,000	$90,000,000
SBA Debentures	$26,000,000	—
Asset coverage ratio (7)	2.25	x	2.54	x

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	The per share impact of the Company’s reinvestment of stockholder distributions has an impact to net assets of less than $0.01 per share during the applicable period.

(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of period end.

(4)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.

(5)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

(6)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(7)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator.

(8)	These ratios include the impact of the benefit for income taxes related to unrealized loss on investments of $33,181 for the nine months ended September 30, 2015 and a provision for income taxes related to unrealized gain on investments of $185,888 for the nine months ended September 30, 2014, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the nine months ended September 30, 2015 and 2014 is 0.02% and 0.11%, respectively.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank, one of the lenders, serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis with an accordion feature that allows for an additional $35,000,000 of borrowings, for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under the Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000, which increased the total commitment to $135,000,000 under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitment from a new participant in the bank group in the amount of $15,000,000, increasing the total commitment under the Credit Facility to $150,000,000.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2015, the Company was in compliance with these covenants.

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

As of September 30, 2015 and December 31, 2014, $110,750,000 and $106,500,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. From the period of inception through December 31, 2012, the Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. Additionally, the Company incurred $667,882 in connection with the Amendment during the year ended December 31, 2014. As of September 30, 2015 and December 31, 2014, $1,382,333 and $1,774,630 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively.

For the three months ended September 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $900,586 for the three months ended September 30, 2015, of which $745,131 was interest expense, $119,322 was amortization of loan fees paid on the Credit Facility, $23,253 related to commitment fees on the unused portion of the Credit Facility, and $12,880 related to loan administration fees. The Company paid $774,365 in interest expense and unused commitment fees for the three months ended September 30, 2015. The average borrowings under the Credit Facility for the three months ended September 30, 2015 were $101,942,935.

For the nine months ended September 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $2,691,270 for the nine months ended September 30, 2015, of which $2,237,991 was interest expense, $354,076 was amortization of loan fees paid on the Credit Facility, $60,983 related to commitment fees on the unused portion of the Credit Facility, and $38,220 related to loan administration fees. The Company paid $2,360,247 in interest expense and unused commitment fees for the nine months ended September 30, 2015. The average borrowings under the Credit Facility for the nine months ended September 30, 2015 were $103,891,544.

For the three months ended September 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 4.3% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $952,262 for the three months ended September 30, 2014, of which $718,622 was interest expense, $143,057 was amortization of loan fees paid on the Credit Facility, $78,014 related to commitment fees on the unused portion of the Credit Facility, and $12,569 related to loan administration fees. The Company paid $812,829 in interest expense and unused commitment fees for the three months ended September 30, 2014. The average borrowings under the Credit Facility for the three months ended September 30, 2014 were $88,945,652.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

For the nine months ended September 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 4.0% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $3,103,107 for the nine months ended September 30, 2014, of which $2,501,814 was interest expense, $427,328 was amortization of loan fees paid on the Credit Facility, $149,252 related to commitment fees on the unused portion of the Credit Facility, and $24,713 related to loan administration fees. The Company paid $2,754,692 in interest expense and unused commitment fees for the nine months ended September 30, 2014. The average borrowings under the Credit Facility for the nine months ended September 30, 2014 were $103,768,773.

NOTE 10 — NOTES

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both September 30, 2015 and December 31, 2014, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was $25.2 million. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees which are being amortized over the term of the notes of which $665,337 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

For the three months ended September 30, 2015, the Company incurred interest and fee expense on the Notes of $452,696, of which $406,250 was interest expense, $44,681 was amortization of loan fees paid on the Notes, and $1,765 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

For the three months ended September 30, 2014, the Company incurred interest and fee expense on the Notes of $452,656, of which $406,250 was interest expense, $45,898 was amortization of loan fees paid on the Notes, and $508 related to administration fees. The Company paid $451,389 in interest expense on the Notes during the period.

For the nine months ended September 30, 2015, the Company incurred interest and fee expense on the Notes of $1,387,368, of which $1,218,750 was interest expense, $164,685 was amortization of loan fees paid on the Notes, and $3,933 related to administration fees. The Company paid $1,218,750 in interest expense on the Notes during the period.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 11 — SBA DEBENTURES

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2015 and December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $59,273,341 and $49,889,775 in assets at September 30, 2015 and December 31, 2014, respectively, which accounted for approximately 17.6% and 15.3% of our total consolidated assets at September 30, 2015 and December 31, 2014, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of September 30, 2015 and December 31, 2014, the SBIC subsidiary had $26.0 and $16.25 million of SBA-guaranteed debentures outstanding, which had a weighted average interest rate of 3.0% and 2.9%, respectively, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2025, and the remaining weighted average duration is approximately 9.6 years as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2015 and December 31, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2015, the Company has incurred $1,280,500 in financing costs related to the SBA debentures, which were recorded as prepaid loan fees. As of September 30, 2015 and December 31, 2014, $1,106,738 and $681,947 of prepaid financing costs had yet to be amortized, respectively.

For the three months ended September 30, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.2% (approximately 3.1% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $204,346 for the three months ended September 30, 2015, of which $145,550 was interest expense, and $58,796 was amortization of loan fees. The Company paid $226,196 of interest expense during the three months ended September 30, 2015. The average borrowings of SBA Debentures for the three months ended September 30, 2015 were $26 million.

For the nine months ended September 30, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.1% (approximately 3.0% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $443,537 for the nine months ended September 30, 2015, of which $306,891 was interest expense, and $136,646 was amortization of loan fees. The Company paid $289,018 of interest expense during the nine months ended September 30, 2015. The average borrowings of SBA Debentures for the nine months ended September 30, 2015 were $19,821,429.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On October 9, 2015, we received full repayment on our second lien term loan of Help Systems LLC at par, resulting in proceeds of $15.0 million.

On October 29, 2015, we invested $10.5 million in the first lien debt and $0.3 million in the equity of Apex Environmental, LLC.

Credit Facility

The outstanding balance under the Credit Facility as of November 3, 2015 was $94.5 million.

SBA Debentures

There were $34.0 million of SBA debentures issued as of November 3, 2015.

Dividends Declared

On October 14, 2015, the Company’s board of directors declared a regular monthly dividend for each of October 2015, November 2015 and December 2015 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/14/2015	10/28/2015	10/30/2015	11/13/2015	$0.1133
10/14/2015	11/25/2015	11/30/2015	12/15/2015	$0.1133
10/14/2015	12/29/2015	12/31/2015	1/15/2016	$0.1133

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

We have elected to be treated for tax purposes as a RIC, under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2015, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of September 30, 2015, we had $323.0 million (at fair value) invested in 35 portfolio companies. As of September 30, 2015, our portfolio included approximately 30% of first lien debt, 44% of second lien debt, 23% of mezzanine debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$98,274,253	$98,118,798
Senior Secured – Second Lien	141,478,929	140,141,986
Unsecured Debt	81,299,635	74,013,155
Equity	11,119,965	10,692,250
Total Investments	$332,172,782	$322,966,189

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2015 and December 31, 2014, the Company had three and three such investments with aggregate unfunded commitments of $2.8 million and $10.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2015:

			% of Total
	Cost	Fair Value	Investments
New York	$53,501,460	$45,666,003	14.14%
Texas	36,559,630	35,989,755	11.14%
Colorado	27,752,129	28,569,154	8.85%
Georgia	26,081,970	26,047,676	8.07%
California	24,627,466	24,695,985	7.65%
Minnesota	21,723,305	21,895,630	6.78%
Massachusetts	22,393,201	21,612,487	6.69%
New Jersey	21,397,978	21,319,309	6.60%
Alabama	15,853,067	15,779,070	4.89%
Missouri	14,060,466	13,787,533	4.27%
Tennessee	12,280,469	12,300,000	3.81%
Canada	9,404,904	8,779,393	2.72%
Puerto Rico	8,700,562	8,694,299	2.69%
Flordia	7,607,471	7,581,974	2.35%
Illinois	6,640,195	6,716,223	2.08%
North Carolina	4,906,594	4,853,006	1.50%
Kentucky	4,328,884	4,339,205	1.34%
Washington	4,143,252	4,148,185	1.28%
Virginia	4,014,001	4,015,082	1.24%
Arizona	3,533,312	3,484,734	1.08%
Indiana	2,662,466	2,691,486	0.83%

	$332,172,782	$322,966,189	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

			% of Total
	Cost	Fair Value	Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%

	$321,955,480	$315,965,434	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$45,540,191	$45,828,500	14.19%
Software	41,367,830	40,760,672	12.62%
Services: Business	37,258,655	37,405,638	11.58%
Healthcare & Pharmaceuticals	35,449,513	36,159,083	11.20%
Retail	32,269,806	32,032,430	9.92%
Media: Broadcasting & Subscription	28,480,314	28,269,255	8.75%
Services: Consumer	25,748,041	18,039,938	5.59%
Telecommunications	16,361,431	15,363,755	4.76%
Chemicals, Plastics, & Rubber	13,903,484	13,827,892	4.28%
Education	12,378,296	12,378,297	3.83%
Beverage, Food, & Tobacco	7,895,106	8,000,000	2.48%
High Tech Industries	6,640,195	6,716,223	2.08%
Transportation: Cargo	6,742,438	6,087,907	1.88%
Transportation & Logistics	5,324,932	5,382,972	1.67%
Metals & Mining	4,328,884	4,339,205	1.34%
Services: Government	4,014,001	4,015,082	1.24%
Hotel, Gaming, & Leisure	3,533,312	3,484,734	1.08%
Construction & Building	2,480,469	2,500,000	0.77%
Energy: Oil & Gas	2,455,884	2,374,606	0.74%

	$332,172,782	322,966,189	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

			% of Total
	Cost	Fair Value	Investments
Software	$41,302,041	$41,553,615	13.15%
Healthcare & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,780,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Construction & Building	2,478,019	2,468,671	0.78%

	$321,955,480	315,965,434	100.00%

At September 30, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.5 million and $9.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $21.6 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.1 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $22.9 million, respectively.

At September 30, 2015, 73% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 27% bore interest at fixed rates. At December 31, 2014, 56% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 44% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2015 and December 31, 2014 was approximately 10.6% and 10.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as the return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of September 30, 2015 and December 31, 2014, we had cash of $6.1 million and $2.0 million, respectively.

Investment Activity

During the nine months ended September 30, 2015, we made an aggregate of $85.1 million of investments in nine new portfolio companies and five existing portfolio companies. During the nine months ended September 30, 2015, we received an aggregate of $76.3 million in proceeds from repayments and sales of our investments, including $4.0 million from amortization of certain other investments.

During the nine months ended September 30, 2014, we made an aggregate of $58.5 million of investments in six new portfolio companies and four existing portfolio companies. During the nine months ended September 30, 2014, we received an aggregate of $49.5 million in proceeds from repayments and sales of our investments, including $1.0 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2015		As of December 31, 2014
		% of Total		% of Total
Investment Category	Fair Value	Portfolio	Fair Value	Portfolio
1	$34.0	11%	$21.6	7%
2	275.8	85%	259.6	82%
3	7.7	2%	27.5	9%
4	—	—%	—	—%
5	5.5	2%	7.3	2%
Total	$323.0	100%	$316.0	100%

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2015, we had one loan on non-accrual status, which represented approximately 4% of our loan portfolio at cost and 2% at fair value. December 31, 2014, we had one loan on non-accrual status, which represented approximately 4% of our loan portfolio at cost and 2% at fair value.

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

Comparison of the Three Months and Nine Months Ended September 30, 2015 and 2014

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2015 and 2014 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income	$8.4	$7.6	$25.4	$22.6
PIK Interest	0.1	0.1	0.4	0.5
Miscellaneous fees	0.1	0.1	0.2	0.6
Total	$8.6	$7.8	$26.0	$23.7

The increases in total income from the respective periods were due to the growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	base management and incentive fees;
•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2015 and 2014 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Expenses
Management fees	$1.5	$1.3	$4.3	$3.8
Valuation Fees	0.1	0.1	0.3	0.3
Administrative services expenses	0.2	0.3	0.8	0.9
Incentive fees(a)	1.0	0.4	2.9	2.2
Professional fees	0.1	0.1	0.5	0.4
Directors’ fees	0.1	0.1	0.3	0.3
Insurance expense	0.1	0.1	0.4	0.4
Interest expense and other fees	1.5	1.4	4.4	3.8
Other general and administrative	0.2	0.2	0.4	0.3
Total Operating Expenses	$4.8	$4.0	$14.3	$12.4
Waiver of Incentive Fee(b)	—	(1.4)	—	(1.4)
Total Operating Expenses, net of fee waiver	$4.8	$2.6	$14.3	$11.0

(a)	For both the three and nine months ended September 30, 2015, incentive fees include the effect of the Capital Gains Incentive Fee of $0. For the three and nine months ended September 30, 2014, incentive fees included the effect of the Capital Gains Incentive Fee of ($0.2) thousand and ($0.3) thousand, respectively.
(b)	For both the three and nine months ended September 30, 2014, Stellus Capital voluntarily agreed to waive a portion of the incentive fee payable to Stellus Capital under the terms of the Investment Advisory Agreement.

The increase in operating expenses for the respective periods was primarily due to an increase in interest expense from the issuance of $25.0 million in aggregate principal amount of 6.50% notes in May 2014 (the “Notes”) and the increase in management and incentive fees attributable to our growing portfolio. Additionally, operating expenses for the three and nine months ended September 30, 2014 included ($0.2) million and ($0.3) million, respectively, related to our Capital Gains Incentive Fee.

The increase in operating expenses, net of fee waiver for the respective periods is due to the voluntary $1.4 million waiver of incentive fee by Stellus Capital for the three and nine months ended September 30, 2014.

Net Investment Income

For the three months ended September 30, 2015, net investment income was $3.8 million, or $0.31 per common share (based on 12,479,962 weighted-average common shares outstanding at September 30, 2015).

For the three months ended September 30, 2014, net investment income was $5.3 million, or $0.42 per common share (based on 12,404,485 weighted-average common shares outstanding at September 30, 2014). Net investment income included expense accruals of ($223) thousand of incentive fees related to realized and unrealized gains and investment income incentive waived of $1.4 million.

For the nine months ended September 30, 2015, net investment income was $11.7 million, or $0.93 per common share (based on 12,479,962 weighted-average common shares outstanding at September 30, 2015).

For the nine months ended September 30, 2014, net investment income was $12.7 million, or $1.04 per common share (based on 12,214,875 weighted-average common shares outstanding at September 30, 2014). Net investment income included expense accruals of ($305) thousand of incentive fees related to realized and unrealized gains and incentive fees waived of $1.4 million.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other certain investments for the three months ended September 30, 2015 totaled $22.3 million and net realized gains totaled $2 thousand.

Repayments of investments and amortization of other certain investments for the three months ended September 30, 2014 totaled $1.2 million and net realized gains totaled $4 thousand.

Repayments of investments and amortization of other certain investments for the nine months ended September 30, 2015 totaled $76.3 million and net realized gains totaled $0.3 million.

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

Net change in unrealized depreciation on investments and cash equivalents for the three months ended September 30, 2015 and 2014 totaled ($4.6) million and ($3.0) million, respectively.

Net change in unrealized depreciation on investments and cash equivalents for the nine months ended September 30, 2015 and 2014 totaled ($3.2) million and ($3.8) million, respectively.

The increase in the change in unrealized depreciation for the three months ended September 30, 2015 and 2014 was due primarily to the widening of market interest rate spreads on the majority of the investments in our portfolio. The decrease in the change in unrealized depreciation for the nine months ended September 30, 2015 and 2014 was due primarily to unrealized appreciation in certain investments in our portfolio.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2015, net decrease in net assets resulting from operations totaled $0.6 million, or $0.05 per common share (based on 12,479,962 weighted-average common shares outstanding at September 30, 2015).

For the three months ended September 30, 2014, net increase in net assets resulting from operations totaled $2.1 million, or $0.17 per common share (based on 12,404,485 weighted-average common shares outstanding at September 30, 2014.

For the nine months ended September 30, 2015, net increase in net assets resulting from operations totaled $8.8 million, or $0.70 per common share (based on 12,479,962 weighted-average common shares outstanding at September 30, 2015).

For the nine months ended September 30, 2014, net increase in net assets resulting from operations totaled $9.2 million, or $0.75 per common share (based on 12,214,875 weighted-average common shares outstanding at September 30, 2014.

The increase in net assets resulting from operations was primarily the result of (i) an increase in net investment income and (ii) an increase in the net change in unrealized appreciation of investments, partially offset by an increase in interest expense.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $3.3 million for the nine months ended September 30, 2015, primarily in connection with cash interest received and repayments of our investments. Our financing activities for the nine months ended September 30, 2015 provided cash of $0.7 million primarily related to the issuance of SBA debentures.

Our operating activities provided cash of $2.1 million for the nine months ended September 30, 2014, primarily in connection with cash interest received and the repayments of our investments. Our financing activities for the nine months ended September 30, 2014 used cash of $11.6 million primarily from net repayments of borrowings under the Credit Facility.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2015 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on June 26, 2016, the one year anniversary of our 2015 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage at all times. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. As of September 30, 2015 and December 31, 2014, our asset coverage ratio was 225% and 235%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $6.1 million and $2.0 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into the Credit Facility with various lenders. SunTrust Bank, one of the lenders, serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115,000,000 on a committed basis with an accordion feature that allows for an additional $35,000,000 of borrowings for a total facility size of $150,000,000. On July 30, 2013, the Company partially exercised the accordion feature under the Credit Facility and received additional commitments from the existing bank group in the amount of $20,000,000, which increased the total commitment to $135,000,000 under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitments from a new participant in the bank group in the amount of $15,000,000 increasing the total commitment under the Credit Facility to $150,000,000.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2015, we were in compliance with these covenants.

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

As of September 30, 2015 and December 31, 2014, $110,750,000 and $106,500,000 was outstanding under the Credit Facility, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. From the period of inception through December 31, 2012 The Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. Additionally, the Company incurred $667,882 in connection with the Amendment during the year ended December 31, 2014. As of September 30, 2015 and December 31, 2014, $1,382,333 and $1,774,630 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively.

For the three months ended September 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $900,586 for the three months ended September 30, 2015, of which $745,131 was interest expense, $119,322 was amortization of loan fees paid on the Credit Facility, $23,253 related to commitment fees on the unused portion of the Credit Facility, and $12,880 related to loan administration fees. The Company paid $774,365 in interest expense and unused commitment fees for the three months ended September 30, 2015. The average borrowings under the Credit Facility for the three months ended September 30, 2015 were $101,942,935.

For the nine months ended September 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $2,691,270 for the nine months ended September 30, 2015, of which $2,237,991 was interest expense, $354,076 was amortization of loan fees paid on the Credit Facility, $60,983 related to commitment fees on the unused portion of the Credit Facility, and $38,220 related to loan administration fees. The Company paid $2,360,247 in interest expense and unused commitment fees for the nine months ended September 30, 2015. The average borrowings under the Credit Facility for the nine months ended September 30, 2015 were $103,891,544.

For the three months ended September 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 4.3% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $952,262 for the three months ended September 30, 2014, of which $718,622 was interest expense, $143,057 was amortization of loan fees paid on the Credit Facility, $78,014 related to commitment fees on the unused portion of the Credit Facility, and $12,569 related to loan administration fees. The Company paid $812,829 in interest expense and unused commitment fees for the three months ended September 30, 2014. The average borrowings under the Credit Facility for the three months ended September 30, 2014 were $88,945,652.

For the nine months ended September 30, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 4.0% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $3,103,107 for the nine months ended September 30, 2014, of which $2,501,814 was interest expense, $427,328 was amortization of loan fees paid on the Credit Facility, $149,252 related to commitment fees on the unused portion of the Credit Facility, and $24,713 related to loan administration fees. The Company paid $2,754,692 in interest expense and unused commitment fees for the nine months ended September 30, 2014. The average borrowings under the Credit Facility for the nine months ended September 30, 2014 were $103,768,773.

Notes Offering

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both September 30, 2015 and December 31, 2014, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was $25.2 million. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees, which are being amortized over the term of the Notes, which $665,337 remains to be amortized and is included within deferred financing costs on the consolidated statements of assets and liabilities.

For the three months ended September 30, 2015, the Company incurred interest and fee expense on the Notes of $452,696, of which $406,250 was interest expense, $44,681 was amortization of loan fees paid on the Notes, and $1,765 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

For the three months ended September 30, 2014, the Company incurred interest and fee expense on the Notes of $452,656, of which $406,250 was interest expense, $45,898 was amortization of loan fees paid on the Notes, and $508 related to administration fees. The Company paid $451,389 in interest expense on the Notes during the period.

For the nine months ended September 30, 2015, the Company incurred interest and fee expense on the Notes of $1,387,368, of which $1,218,750 was interest expense, $164,685 was amortization of loan fees paid on the Notes, and $3,933 related to administration fees. The Company paid $1,218,750 in interest expense on the Notes during the period.

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

SBA Debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2015 and December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $59,273,341 and $49,889,775 in assets at September 30, 2015 and December 31, 2014, respectively, which accounted for approximately 17.5% and 15.3% of our total consolidated assets at September 30, 2015 and December 31, 2014, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of September 30, 2015 and December 31, 2014, the SBIC subsidiary had $26.0 and $16.25 million of SBA-guaranteed debentures outstanding, which had a weighted average interest rate of 3.0% and 2.9%, respectively, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2025, and the remaining weighted average duration is approximately 9.6 years as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2015 and December 31, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2015, the Company has incurred $1,280,500 in financing costs related to the SBA debentures, which were recorded as prepaid loan fees. As of September 30, 2015 and December 31, 2014, $1,106,738 and $681,947 of prepaid financing costs had yet to be amortized, respectively.

For the three months ended September 30, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.2% (approximately 3.1% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $204,346 for the three months ended September 30, 2015, of which $145,550 was interest expense, and $58,796 was amortization of loan fees. The Company paid $226,196 of interest expense during the three months ended September 30, 2015. The average borrowings of SBA Debentures for the three months ended September 30, 2015 were $26 million.

For the nine months ended September 30, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.1% (approximately 3.0% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $443,537 for the nine months ended September 30, 2015, of which $306,891 was interest expense, and $136,646 was amortization of loan fees. The Company paid $289,018 of interest expense during the nine months ended September 30, 2015. The average borrowings of SBA Debentures for the nine months ended September 30, 2015 were $19,821,429.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2015, our off-balance sheet arrangements consisted of $2.8 million of unfunded commitments to provide debt financing to three of our portfolio companies. As of December 31, 2014, our off-balance sheet arrangements consisted of $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2015 and 2014, 73% and 53%, or 32 and 20 of the loans in our portfolio, bore interest at floating rates, respectively. At September 30, 2015, 29 of these 32 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will be subject to floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income for the three and nine months ended September 30, 2015, by approximately $173 thousand and $434 thousand, respectively, due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the nine months ended September 30, 2015 and 2014, we did not engage in hedging activities. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of September 30, 2015, we had not entered into any interest rate hedging arrangements. At September 30, 2015, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $255 thousand and $746 thousand for the three and nine months ended September 30, 2015, respectively. The Notes bear interest at a fixed rate per year and would not be impacted by changes in interest rates.

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

(b)	Changes in Internal Control Over Financial Reporting

During the third quarter the Company changed its processes so that all financial reporting functions are now completed in house. Controls have been put in place at the Company that mirror those of the third party to whom this process had been previously outsourced. The third party was primarily responsible for accounting and financial reporting functions. This change was made in order to retain a higher level of control over the books and records of the Company.

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

None.

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
Dated: November 6, 2015
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

