Form 10-K
period 2015-12-31
Stellus Capital Investment Corp
filed 2016-03-03
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35730

STELLUS CAPITAL INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	46-0937320
(State of Incorporation)	(I.R.S. Employer Identification Number)

4400 Post Oak Parkway, Suite 2200 Houston, TX	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 292-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2015 was: $142,271,567

There were 12,472,960 shares of the Registrant’s common stock outstanding as of March 3, 2016.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2015

i

PART I

Item 1.  Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management” refers to our investment adviser and administrator, Stellus Capital Management, LLC.

General

We are an externally managed, closed-end, non-diversified management investment company that has elected and qualified to be regulated as a business development company, or “BDC”, under the Investment Company Act of 1940, or the “1940 Act.” We originate and invest primarily in private middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. Unitranche debt is typically structured as first lien loans with certain risk characteristics of mezzanine debt. Mezzanine debt includes senior unsecured and subordinated loans.

Our investment activities are managed by our investment adviser, Stellus Capital Management, an investment advisory firm led by Robert T. Ladd and other senior investment professionals. We source investments primarily through the extensive network of relationships that the principals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating which is often referred to as “junk.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation. We seek to achieve our investment objective by:

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

In addition, we received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with private credit funds managed by Stellus Capital Management that have an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of our securities and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowings.

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

Portfolio Composition

The following table provides a summary of our portfolio investments as of December 31, 2015:

As of December 31, 2015 ($ in millions)
Number of investments	39
Fair value(a)	$349.0
Cost	$364.2
% of portfolio at fair value – first lien debt	38%
% of portfolio at fair value – second lien debt	38%
% of portfolio at fair value – mezzanine debt	20%
% of portfolio at fair value – equity	4%
Weighted-average annual yield(b)	10.6%

(a)	As of December 31, 2015, $252.8 million of our debt investments at fair value were at floating interest rates (subject to interest rate floors), which represented approximately 75% of our total portfolio of debt investments at fair value. As of December 31, 2015, $83.3 million of our debt investments at fair value were at fixed interest rates, which represented approximately 25% of our total portfolio of debt investments at fair value.
(b)	The weighted average yield on all of our debt investments as of December 31, 2015, was approximately 10.6%, of which approximately 10.1% was current cash interest. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investment restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at their current level.

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

The senior investment professionals of Stellus Capital Management have an average of over 26 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management investment team continues to provide investment sub-advisory services to D. E. Shaw & Co., L.P. and its associated investment funds (the “D. E. Shaw group”) with respect to an approximately $250 million investment portfolio (as of December 31, 2015) in middle-market companies pursuant to sub-advisory arrangements.

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

Reduced Availability of Capital for Middle-Market Companies.  We believe there are fewer providers of, and less capital available for financing to middle-market companies, as compared to the time period prior to the recent economic downturn. We believe that, as a result of that downturn, many financing providers have chosen to focus on large, liquid corporate loans and managing capital markets transactions rather than lending to middle-market businesses. In addition, we believe recent regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of the international capital and liquidity requirements under the Basel III Accords, or “Basel III,” have caused banks to curtail their lending to middle-market-companies. As a result, we believe that less competition will facilitate higher quality deal flow and allow for greater selectivity throughout the investment process.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team.  Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management investment team, including its senior investment professionals who have an average of over 26 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. We believe the members of Stellus Capital Management’s investment team are proven and experienced, with extensive capabilities in leveraged credit investing, having participated in these markets for the predominant portion of their careers. We believe that the experience and demonstrated ability of the Stellus Capital Management investment team to complete transactions enhances the quantity and quality of investment opportunities available to us.

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

Resources of Stellus Capital Management Platform.  We have access to the resources and capabilities of Stellus Capital Management, which has 18 investment professionals, including Messrs. Ladd, Dean D’Angelo, Joshua T. Davis and Todd A. Overbergen, who are supported by five managing directors, one principal, four vice presidents and three analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. W. Todd Huskinson, who serves as our chief financial officer and chief compliance officer, and his staff of five additional mid- and back-office professionals.

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

With an average of over 26 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment team of Stellus Capital Management has demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through warrants and other equity instruments structured as part of our investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.

Stellus Capital Management invests across a wide range of industries with deep expertise in select verticals including, but not limited to, business services, retail, general industrial, government services, healthcare, software and specialty finance. Our typical transactions include providing financing for leveraged buyouts, acquisitions, recapitalizations, growth opportunities, rescue financings, distressed or turnaround situations and bridge loans. We seek to maintain a diversified portfolio of investments as a method to manage risk and capitalize on specific sector trends. In addition, we intend to co-invest with private credit funds managed by Stellus Capital Management that have an identical investment strategy as us and where doing so is consistent with conditions of the exemptive order issued by the SEC.

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

We employ leverage prudently and within the limitations of the applicable laws and regulations for BDCs. Any decision on our part to use leverage will depend upon our assessment of the attractiveness of available investment opportunities in relation to the costs and perceived risks of such leverage.

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

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Since inception, Stellus Capital Management has completed financing transactions with more than 128 equity sponsors and completed multiple financing transactions with 29 of those equity sponsors.

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

Unitranche Debt.  Unitranche debt typically is structured as first lien loans with certain risk characteristics of second lien debt. Unitranche debt typically provides for moderate loan amortization in the initial years of the debt, with the majority of the principal payment deferred until loan maturity. Since unitranche debt generally allows the borrower to make a large lump sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In some cases, we will be the sole lender, or we together with our affiliates will be the sole lender, of unitranche debt, which can provide us with more influence interacting with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Mezzanine Debt

Mezzanine debt, including senior unsecured and subordinated loans, is not secured by any collateral and is effectively subordinated to the borrower’s secured indebtedness (to the extent of the collateral securing such indebtedness), including pursuant to one or more intercreditor agreements that we enter into with holders of a borrower’s senior debt.

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

All potential investment opportunities undergo an initial informal review by Stellus Capital Management’s investment professionals. Each potential investment opportunity that an investment professional determines merits consideration is presented and evaluated at a weekly meeting in which Stellus Capital Management’s investment professionals discuss the merits and risks of a potential investment opportunity as well as the due diligence process and the pricing and structure. If Stellus Capital Management’s investment professionals believe an investment opportunity merits further review, the deal team prepares and presents to the investment committee for initial review a prescreen memorandum that generally describes the potential transaction and includes a description of the risks, due diligence process and proposed structure and pricing for the proposed investment opportunity.

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

Upon review of the prescreen memorandum, if the investment committee determines to proceed with the review of an investment opportunity, the deal team continues its diligence and deal structuring plans, and prepares a credit approval memorandum for review by the investment committee. The credit approval memorandum, updates the prescreen memorandum with more deal specific detail, including an update to the diligence process and any changes in the structure and pricing of the proposed investment. Upon unanimous approval by the investment committee of the proposed investment as presented in the credit approval memorandum, Stellus Capital Management’s Chief Investment Officer reviews any amendments before finalizing and closing negotiations with the prospective portfolio company.

Investment Committee

Each new investment opportunity is unanimously approved by Stellus Capital Management’s investment committee. Follow-on investments in existing portfolio companies require the investment committee’s approval beyond that obtained when the initial investment in the company was made. The purpose of Stellus Capital Management’s investment committee is to evaluate and approve all of our investments, subject at all times to the oversight and approval of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee consists of Robert T. Ladd, Dean D’Angelo, Joshua T. Davis, Todd A. Overbergen and W. Todd Huskinson. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Quarterly Full Portfolio Review.  Stellus Capital Management’s Chief Investment Officer and our Chief Compliance Officer perform a quarterly comprehensive review of every portfolio company with the deal teams. This process includes a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, quarterly valuations are reviewed by our independent third party valuation firm.

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

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, our board of directors retains one or more independent valuation firms to review at least twice annually, the valuation of each portfolio investment for which a market quotation is not readily available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or “ASC 820.” This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with our senior management and Stellus Capital Management;
•	at least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;

•	the audit committee of our board of directors then reviews these preliminary valuations and makes a recommendation to our board of directors; and
•	the audit committee of our board of directors then reviews these preliminary valuations;
•	the board of directors then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management, the independent valuation firm and the audit committee.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Stellus Capital Management or an affiliate of Stellus Capital Management provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse Stellus Capital Management or an affiliate of Stellus Capital Management for its allocated costs in providing such assistance, subject to the review by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

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

Duration and Termination

Unless terminated earlier as described below, the investment advisory agreement will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The investment advisory agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Stellus Capital Management and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the investment advisory agreement without penalty upon 60 days’ written notice. See Item 1A. “Risk Factors — Risks Relating to our Business and Structure.” We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

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

Board Approval of the Investment Advisory Agreement

Our board of directors, including a majority of our independent directors, approved the investment advisory agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the investment advisory agreement on October 14, 2015. In its consideration of the investment advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

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

Regulation as a Business Development Company

We are a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Managerial Assistance to Portfolio Companies

BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Stellus Capital Management will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making any distribution to our stockholders or repurchasing our securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A. “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). A proposal, approved by our stockholders at our 2015 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of the one year anniversary of the date of the Company’s 2015 Annual Meeting of Stockholders and the date of the Company’s 2016 Annual Meeting of Stockholders, which is expected to be held in June 2016. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

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

Proxy Voting Records.  You may obtain information about how Stellus Capital Management voted proxies by making a written request for proxy voting information to: Stellus Capital Investment Corporation, Attention: Investor Relations, 4400 Post Oak Parkway, Suite 500, Houston, TX 77027, or by calling us collect at (713) 292-5400. The SEC also maintains a website at www.sec.gov that contains this information.

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

Other

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

In general, BDCs are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. In addition, we received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management (other than the D. E. Shaw group funds, as defined below) where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with a private credit fund managed by Stellus Capital Management that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

Taxation as a Regulated Investment Company

As a BDC, we have elected and qualified to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement;

we will not be subject to U.S. federal income tax on the portion of our income we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (which generally are partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships, or the Diversification Tests.

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

The New York Stock Exchange Corporate Governance Regulations

The New York Stock Exchange has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.

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

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225 million to $350 million. This new legislation may allow us to issue additional SBIC debentures above the $225 million threshold subject to SBA approval. As of December 31, 2015, our SBIC subsidiary had $32.5 million in regulatory capital and $65.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value.

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

Item 1A.  Risk Factors

RISK FACTORS

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities generally and with respect to a BDC with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

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

Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the investment advisory agreement. Stellus Capital Management’s investment committee consists of five members, including Messrs. Ladd, D’Angelo and Davis, each a member of our board of directors, Mr. Overbergen, an investment professional of Stellus Capital Management, and Mr. Huskinson, our chief financial officer and chief compliance officer and the chief financial officer of Stellus Capital Management. The loss of any member of Stellus Capital Management’s investment committee may limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Pursuant to the 1940 Act, unless and until we receive exemptive relief from the SEC permitting us to do so, we may be prohibited from exiting our positions in portfolio companies in which funds affiliated with Stellus Capital Management also hold positions. As of December 31, 2015, our portfolio consisted of 4 assets in 2 portfolio companies once held by the D. E. Shaw group fund to which the D. E. Shaw group serves as investment adviser and is sub-advised by Stellus Capital Management. However, the D. E. Shaw group fund has retained equity investments in all of those portfolio companies. To the extent that our investments in these portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves an affiliate or the D. E. Shaw group fund therein because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if the D. E. Shaw group fund were required to approve a restructuring of our investment in one of these portfolio companies in its capacity as an equity holder thereof and the D. E. Shaw group fund were deemed to be our affiliate, such involvement by the D. E. Shaw group fund in the restructuring transaction may constitute a prohibited joint transaction under the 1940 Act. However, we do not believe that our ability to restructure or exit these investments will be significantly hampered due to the fact that the equity investments retained by the D. E. Shaw group fund are minority equity positions and, as a result, it is unlikely that the D. E. Shaw group fund will be or will be required to be involved in any such restructurings or exits.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, SBA regulations (if applicable) and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we were able to comply with the 200% asset coverage ratio under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests, and if our stockholders approve such sale. On July 7, 2015, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2015 Annual Meeting of Stockholders and the date of the Company’s 2016 Annual Meeting of Stockholders, which is expected to be held in June 2016. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt until we are able to comply with the 200% asset coverage ratio under the 1940 Act. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on Stellus Capital Management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

As of December 31, 2015, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock or the Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering on November 13, 2012, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Risks Related to Our Operations

Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.

As a BDC, we are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities and excluding SBA-guaranteed debentures as permitted by exemptive relief obtained from the SEC, to total senior securities, which includes all of our borrowings with the exception of SBA-guaranteed debentures, of at least 200%. This requirement limits the amount that we may borrow. Since we continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect that we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, which would in turn increase the equity capital available to us, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available us, we may be forced to curtail or cease new investment activities, and our net asset value could decline.

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

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our board of directors determines the fair value of these loans and securities in good faith as described elsewhere in this annual report on Form 10-K. In connection with that determination, investment professionals from Stellus Capital Management may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment is reviewed by an independent valuation firm at least twice annually, the ultimate determination of fair value is made by our board of directors, including our interested directors, and not by such third party valuation firm. In addition, Messrs. Ladd, D’Angelo and Davis, each an interested member of our board of directors, has a direct pecuniary interest in Stellus Capital Management. The participation of Stellus Capital Management’s investment professionals in our valuation process, and the pecuniary interest in Stellus Capital Management by certain members of our board of directors, could result in a conflict of interest as Stellus Capital Management’s management fee is based, in part, on the value of our gross assets, and incentive fees are based, in part, on realized gains and realized and unrealized losses.

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

If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.

We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to maintain our qualification as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

We may experience fluctuations in our annual and quarterly operating results.

We could experience fluctuations in our annual and quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Pending legislation may allow us to incur additional leverage.

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our common stock may increase.

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

The failure in cyber security systems, as well as the occurrence of events unanticipated in the Company’s disaster recovery systems and management continuity planning could impair the Company’s ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Company’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on the Company’s ability to conduct business and on the Company’s results of operations and financial condition, particularly if those events affect the Company’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the Company’s managers were unavailable in the event of a disaster, the Company’s ability to effectively conduct its business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite the Company’s implementation of a variety of security measures, its computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, the Company may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Company’s computer systems and networks, or otherwise cause interruptions or malfunctions in its operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Risks Related to Economic Conditions

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

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Stellus Capital Management’s allocation policy.

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

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. On July 7, 2015, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2015 Annual Meeting of Stockholders and the date of the Company’s 2016 Annual Meeting of Stockholders, which is expected to be held in June 2016. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof). We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, for so long as the Credit Facility, or any other borrowing facility that we enter into, is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

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

Shares of BDCs like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for initial public offerings and other exit events for venture capital backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs and SBICs;
•	loss of our qualification as a RIC or BDC or the status of our SBIC subsidiary as a SBIC;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of Stellus Capital Management’s key personnel;
•	operating performance of companies comparable to us; and
•	general economic trends and other external factors.

Risks Relating to Our Debt Securities

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The Notes are not and will not be secured by any of our assets or any of the assets of any future subsidiaries and rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2015 we had $109.5 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

Although we have listed the Notes on the NYSE under the symbol “SCQ,” we cannot provide any assurances that an active trading market will develop or be maintained for the Notes. The Notes are not rated which would impact their trading and subject them to greater price volatility. To the extent they are rated and received a non-investment grade rating, their price and trading activity could be negatively impacted. Moreover, if a rating agency assigns the Notes a non-investment grade rating, the Notes may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. Certain of the underwriters have advised us that they intend to make a market in the Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop for the Notes, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

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

As of December 31, 2015, we had approximately $109.5 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 4400 Post Oak Parkway, Suite 2200, Houston, Texas. We also maintain offices in the Washington, D.C. area. All locations are provided to us by Stellus Capital Management pursuant to the administration agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate conducting it.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “SCM.” The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange for each fiscal quarter since our IPO on November 8, 2012:

	Price Range
	High	Low
Fiscal 2012
Fourth quarter (from November 8, 2012 through December 31, 2012	$18.21	$14.09
Fiscal 2013
First quarter (from January 1, 2013 through March 31, 2013)	$16.98	$14.23
Second quarter (from April 1, 2013 through June 30, 2013)	$15.35	$14.10
Third quarter (from July 1, 2013 through September 30, 2013)	$15.39	$14.67
Fourth quarter (from October 1, 2013 through December 31, 2013)	$15.62	$14.28
Fiscal 2014
First quarter (from January 1, 2014 through March 31, 2014)	$15.06	$14.17
Second quarter (from April 1, 2014 through June 30, 2014)	$14.71	$13.17
Third quarter (from July 1, 2014 through September 30, 2014)	$14.75	$13.73
Fourth quarter (from October 1, 2014 through December 31, 2014)	$14.44	$11.78
Fiscal 2015
First quarter (from January 1, 2015 through March 31, 2015)	$12.68	$11.80
Second quarter (from April 1, 2015 through June 30, 2015)	$12.58	$11.36
Third quarter (from July 1, 2015 through September 30, 2015)	$11.84	$9.87
Fourth quarter (from October 1, 2015 through December 31, 2015)	$10.93	$9.53
Fiscal 2016
First quarter (from January 1, 2016 to March 1, 2016)	$7.85	$9.88

The last reported sale price for our common stock on the New York Stock Exchange on March 1, 2016 was $8.55 per share. As of March 1, 2016, we had 15 shareholders of record.

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

The following table reflects the distributions per share that our board of directors has declared on our common stock since our IPO in November 2012, none of which are expected to include return of capital:

Date Declared	Record Date	Payment Date	Per Share
December 7, 2012	December 21, 2012	December 27, 2012	$0.1812
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 7, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 22, 2013	December 9, 2013	December 23, 2013	$0.3400
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 7, 2014	July 31, 2014	August 15, 2014	$0.1133
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
January 22, 2015	February 2, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 8, 2015	July 31, 2015	August 14, 2015	$0.1133
July 8, 2015	August 31, 2015	September 15, 2015	$0.1133
July 8, 2015	September 30, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133
January 13, 2016	January 29, 2016	February 12, 2016	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor's 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through March 1, 2016. The graph assumes that, at inception, a person invested $100 in each of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The Raymond James BDC Index replaces the Russell 2000 Index which was used to represent the small-cap segment of the U.S. equities universe in our 2014 annual report. However, BDCs were removed from the Russell 2000 Index in May of 2014. We believe that the Raymond James BDC Index, which measures the performance of a broad group of BDCs, is a more appropriate comparative market index because it better reflects the price volatility that BDCs experience. However, the following stock performance graph compares our cumulative total return with that of both the newly selected indices and the indices used in our 2014 annual report.

180%
160%
140%
120%
100%
80%
60%
1/13
4/13
7/13
10/13
1/14
4/14
7/14
10/14
1/15
4/15
7/15
10/15
1/16
141.86%
137.13%
108.05%
80.41%
S&P500 (141.86%)
Russell 2000 (137.13%)
RJ BDC Index (108.5%)
SCM (80.41%)

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

The following selected financial data for the years ended December 31, 2015, 2014, 2013 and the period from Inception (May 18, 2012) through December 31, 2012) set forth below was derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Total investment income	$35,158,559	$32,324,847	$29,400,736	$3,696,432
Total expenses, net of fee waiver	$18,611,431	$15,812,750	$13,389,007	$2,392,076
Net investment income	$16,547,128	$16,512,097	$16,011,729	$1,304,356
Net increase in net assets resulting from operations	$7,670,536	$10,179,142	$17,544,997	$1,298,424
Per Share Data:
Net asset value	$13.19	$13.94	$14.54	$14.45
Net investment income	$1.33	$1.34	$1.33	$0.11
Net increase in net assets resulting from operations	$0.61	$0.83	$1.45	$0.11
Distributions declared	$1.36	$1.36	$1.43	$0.18

Balance Sheet Data:	At December 31, 2015	At December 31, 2014	At December 31, 2013	At December 31, 2012
Investments at fair value	$349,017,697	$315,965,434	$277,504,510	$195,451,256
Cash and cash equivalents	$10,875,790	$2,046,563	$13,663,542	$62,131,686
Total assets	$369,274,085	$327,061,935	$298,128,305	$262,542,977
Total liabilities	$204,622,981	$153,112,483	$122,236,791	$88,697,022
Total net assets	$164,651,104	$173,949,452	$175,891,514	$173,845,955
Other Data:
Number of portfolio companies at period end	39	32	26	15
Weighted average yield on debt investments at period end(1)	10.6%	10.9%	11.4%	12.5%

(1)	Computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2015, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of December 31, 2015, we had $349.0 million (at fair value) invested in 39 companies. As of December 31, 2015, our portfolio included approximately 38% of first lien debt, 38% of second lien debt, 20% of mezzanine debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$133,344,891	$131,908,961
Senior Secured – Second Lien	136,853,644	131,972,581
Unsecured Debt	81,492,139	72,212,282
Equity	12,521,785	12,923,873
Total Investments	$364,212,459	$349,017,697

As of December 31, 2014, we had $316.0 million (at fair value) invested in 32 companies. As of December 31, 2014, our portfolio included approximately 24% of first lien debt, 32% of second lien debt, 41% of mezzanine debt and 3% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2014 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$76,188,958	$75,529,963
Senior Secured – Second Lien	102,353,436	101,556,898
Unsecured Debt	135,536,203	129,276,255
Equity	7,876,883	9,602,318
Total Investments	$321,955,480	$315,965,434

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2015:

	Cost	Fair Value	% of Total Investments
New York	$53,089,906	$44,028,592	12.62%
Texas	44,455,960	42,224,563	12.10%
Colorado	27,775,081	28,719,072	8.23%
California	28,079,435	27,836,262	7.97%
Georgia	26,100,285	25,845,891	7.41%
Massachusetts	22,407,217	21,363,609	6.12%
New Jersey	21,285,356	20,943,875	6.00%
Alabama	18,330,990	18,153,182	5.20%
Illinois	17,514,510	17,452,318	5.00%
Missouri	14,067,329	13,369,069	3.83%
Tennessee	12,286,222	12,051,362	3.45%
Ohio	10,593,407	10,593,407	3.04%
Pennsylvania	9,827,328	9,827,328	2.82%
Puerto Rico	8,702,074	8,602,868	2.46%
Canada	9,411,185	8,300,280	2.38%
Florida	7,592,824	7,390,241	2.12%
Minnesota	6,881,287	6,839,308	1.96%
North Carolina	4,909,192	4,760,844	1.36%
Indiana	4,739,046	4,715,703	1.35%
Kentucky	4,473,006	4,518,888	1.29%
Washington	4,146,167	4,083,966	1.17%
Virginia	4,016,918	3,962,905	1.14%
Arizona	3,527,734	3,434,164	0.98%
	$364,212,459	$349,017,697	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

	Cost	Fair Value	% of Total Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	$349,017,697	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
Software	$41,302,041	$41,553,616	13.15%
Health & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,780,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Construction & Building	2,478,019	2,468,670	0.78%
	$321,955,480	$315,965,434	100.00%

At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.3 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.4 million and $21.4 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $10.1 million and $9.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.4 million and $22.9 million, respectively.

At December 31, 2015, 75% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 25% bore interest at fixed rates. At December 31, 2014, 56% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 44% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2015 and December 31, 2014 was approximately 10.6% and 10.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of December 31, 2015 and December 31, 2014, we had cash of $10.9 million and $2.0 million, respectively.

Investment Activity

During the year ended December 31, 2015, we made $133.7 million of investments in 14 new portfolio companies and seven existing portfolio companies. During the year ended December 31, 2015, we received $93.3 million in proceeds principally from prepayments of our investments, including $5.6 from amortization of certain other investments. Excluded from the numbers above is a non-cash transaction of $4.2 million related to the repayment and reinvestment in a new term loan of an existing portfolio company.

During the year ended December 31, 2014, we made $98.0 million of investments in 11 new portfolio companies and three existing portfolio companies. During the year ended December 31, 2014, we received $54.9 million in proceeds principally from prepayments of our investments, including $1.7 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2015			As of December 31, 2014
Investment Category	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$36.1	10%	3	$21.6	7%	1
2	292.4	84%	32	259.6	82%	27
3	15.8	5%	3	27.5	9%	3
4	—	—%	—	—	—%	—
5	4.7	1%	1	7.3	2%	1
Total	$349.0	100%	39	$316.0	100%	32

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2015, we had one loan on non-accrual status, which represents approximately 3.6% of the portfolio at cost and 1.3% at fair value. As of December 31, 2014, we had one loan on non-accrual status, which represents approximately 4.1% of the portfolio at cost and 2.3% at fair value.

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

Comparison of the Years ended December 31, 2015, 2014, and 2013

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

The following shows the breakdown of investment income for the years ended December 31, 2015, 2014, and 2013 (in millions).

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Interest Income	$34.3	$30.9	$26.9
PIK Income	0.4	0.7	1.1
Miscellaneous fees	0.5	0.7	1.4
Total	$35.2	$32.3	$29.4

The increase in interest income from the respective periods were due to growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses (such as travel expenses) associated with performing due diligence and reviews of prospective investments;
•	transfer agent and custodial fees;
•	out-of-pocket fees and expenses associated with marketing efforts;
•	federal and state registration fees and any stock exchange listing fees;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•	direct costs, such as printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
•	other expenses incurred by Stellus Capital Management or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

The following shows the breakdown of operating expenses for the years ended December 31, 2015, 2014 and 2013 (in millions).

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Operating Expenses
Management Fees	$5.8	$5.2	$4.2
Valuation Fees	0.4	0.4	0.5
Administrative services expenses	1.0	1.2	0.9
Incentive fees(a)	4.0	3.1	3.8
Professional fees	0.6	0.7	0.6
Directors' fees	0.3	0.4	0.4
Insurance expense	0.5	0.5	0.5
Interest expense and other fees	6.2	5.3	3.1
Other general and administrative	0.4	0.4	0.4
Total Operating Expenses	$19.2	$17.2	$14.4
Waiver of Incentive Fees	(0.6)	(1.4)	(1.0)
Total Expenses, net of fee waivers	$18.6	$15.8	$13.4

(a)	For the years ended December 31, 2015, 2014 and 2013, incentive fees include the effect of the Capital Gains Incentive Fee of $0, ($0.3) million and $0.3 million, respectively.

The increase in operating expenses for the respective periods was due to an increase in interest and fees on our SBA Debentures, as well as the 6.50% notes (the “Notes”), which were issued in May 2014, and the increase in management and incentive fees was attributable to our growing portfolio. Additionally, operating expenses for the years ended December 31, 2014 and 2013 include ($0.3) million and $0.3 million, respectively, related to our Capital Gains Incentive Fee. There was no Capital Gains Incentive Fee during the year ended December 31, 2015.

For the year ended December 31, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% based on the price per share of our common stock of $15.00, the price to the public in our initial public offering. For the year ended December 31, 2013, the Advisor waived Investment Income Incentive Fee of $1.0 million. The Advisor has entered into no such agreement with the Company for the periods after December 31, 2013. While under no obligation to do so, the Advisor agreed to waive incentive fees of $0.6 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively. Such waiver in no way implies that the Advisor will agree to waive incentive fees in any future period.

Net Investment Income

Net investment income was $16.5 million, or $1.33 per common share based on 12,479,961 weighted-average common shares outstanding at December 31, 2015. Net investment income was $16.5 million, or $1.34 per common share based on 12,281,178 weighted-average common shares outstanding at December 31, 2014. Net investment income was $16.0 million, or $1.33 per common share based on 12,059,293 weighted-average common shares outstanding at December 31, 2013.

Net investment income for the year ended December 31, 2015 remained flat compared to the year ended December 31, 2014 as a result of the incentive fee waiver. Excluding the waiver of incentive fees, net investment income increased year over year due to our growing portfolio, which was partially offset by the increase in interest and fees on our SBA Debentures and the Notes.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of other certain investments for the year ended December 31, 2015 totaled $93.3 million and net realized gains totaled $0.4 million. Proceeds from the sales and repayments of investments and amortization of other certain investments for the year ended December 31, 2014 totaled $54.9 million and net realized gains totaled $0.5 million. Proceeds from the sales and repayments of investments and amortization of other certain investments for the year ended December 31, 2013 totaled $97.5 million and net realized gains totaled $1.0 million.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the year ended December 31, 2015, 2014 and 2013 totaled ($9.2) million, ($6.5) million, and $0.5 million, respectively.

The change in unrealized appreciation (depreciation) was due primarily to unrealized depreciation on our one non-accrual investment as well as unrealized depreciation on other investments in the portfolio due to a widening of market interest rate spreads.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2015, 2014 and 2013, we recognized a provision for income tax on unrealized gain on investments of $0.1 million, $0.3 million and $0 for the Taxable Subsidiaries. As of December 31, 2015 and 2014, $0.4 million and $0.3 million, respectively, were included in the deferred tax liability on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $7.7 million, or $0.61 per common share based on 12,479,961 weighted-average common shares outstanding for the year ended December 31, 2015, as compared to $10.2 million, or $0.83 per common share based on 12,281,178 weighted-average common shares outstanding for the year ended December 31, 2014, and $17.5 million, or $1.45 per common share based on 12,059,293 weighted-average common shares outstanding for the year ended December 31, 2013.

The decline in net increase in net assets resulting from operations was due primarily to unrealized depreciation on our one non-accrual investment as well as unrealized depreciation on other investments in the portfolio due to a widening of market interest rate spreads.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $24.4 million for the year ended December 31, 2015, primarily in connection with the purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2015 provided cash of $33.3 million primarily from the issuance our SBA-guaranteed debentures.

Our operating activities used cash of $27.2 million for the year ended December 31, 2014, primarily in connection with the purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2014 provided cash of $15.6 million primarily from the issuance of the Notes and our SBA-guaranteed debentures.

Our operating activities used cash of $68.4 million for the year ended December 31, 2013, primarily in connection with purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2013 provided cash of $19.9 million primarily due to increased borrowing under the revolving credit facility with various lenders (the “Credit Facility”), offset by repayments of the short-term loan.

Our liquidity and capital resources are derived from the Credit Facility, SBA guaranteed debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2015 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This offer will expire on June 26, 2016, the one year anniversary of our 2015 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of December 31, 2015 and December 31, 2014, our asset coverage ratio was 222% and 232%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2015 and December 31, 2014, we had cash and cash equivalents of $10.9 million and $2.0 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into the Credit Facility. SunTrust Bank, one of the lenders, serves as administrative agent under the Credit Facility. The Credit Facility originally provided for borrowings in an aggregate amount up to $115 million on a committed basis with an accordion feature that allows for an additional $35 million of borrowings, for a total facility size of $150 million. On July 30, 2013, the Company partially exercised the accordion feature under the Credit Facility and received additional commitments from the existing bank group in the amount of $20 million, which increased the total commitment to $135 million under the facility. On May 16, 2014, the Company exercised the remainder of the accordion feature under its Credit Facility and received an additional commitment from a new participant in the bank group in the amount of $15 million, increasing the total commitment under the Credit Facility to $150 million.

On November 21, 2014, the Company entered into a First Amendment (the “Amendment”) to the Credit Facility, by and among the Company, SunTrust Bank, as a lender and the administrative agent, and the lenders named therein. The Amendment, among other things, (i) extended the maturity date of the Credit Facility from November 14, 2016 to October 1, 2018; (ii) extended the revolving period from November 12, 2015 to October 1, 2017; and (iii) reduced the applicable margin rate for LIBOR-based loans from 3.00% per annum to 2.625% per annum and reduced the applicable margin rate for other loans, which are based on an alternative reference rate instead of LIBOR, from 2.00% per annum to 1.625% per annum. The Amendment also reduced the aggregate commitments under the Credit Facility to $120 million, but included an accordion feature allowing the Company to increase the aggregate commitments up to $195 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

In addition, the Amendment provided for the prepayment in full of the pro rata portion of loans owing to State Street Bank and Trust Company, which ceased to be a lender under the Credit Facility.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2015, the Company was in compliance with these covenants.

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

As and December 31, 2015 and December 31, 2014, $109.5 million and $106.5 million was outstanding under the Credit Facility, respectively. The carrying value of the amount outstanding under the Credit Facility approximates its fair value. From the period of inception through December 31, 2012, the Company incurred costs of $2.0 million in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $0.1 million in connection with the $20 million commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $0.1 million in connection with the final $15 million commitment increase. Additionally, the Company incurred $0.7 million in connection with the Amendment during the year ended December 31, 2014. As and December 31, 2015 and December 31, 2014, $1.3 million and $1.8 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively.

For the year ended December 31, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $3.6 million for the year ended December 31, 2015, of which $3.0 million was interest expense, $0.5 million was amortization of loan fees paid on the Credit Facility, and $0.1 million related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $3.1 million in interest expense and unused commitment fees for the year ended December 31, 2015. The average borrowings under the Credit Facility for the year ended December 31, 2015 were $102.8 million

For the year ended December 31, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment fees on the unused portion and other loan fees for the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $4.1 million for the year ended December 31, 2014, of which $3.3 million was interest expense, $0.6 million was amortization of loan fees paid on the Credit Facility, and $0.2 million related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $3.6 million in interest expense and unused commitment fees for the year ended December 31, 2014. The average borrowings under the Credit Facility for the year ended December 31, 2014 were $103.7 million.

For the year ended December 31, 2013 the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.6% including commitment fees on the unused portion and other loan fees for the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $3.1 million for the year ended December 31, 2013, of which $2.3 million was interest expense, $518,106 was amortization of loan fees paid on the Credit Facility, $279,042 related to commitment fees on the unused portion of the Credit Facility, and $49,982 related to loan administration fees. The Company paid $2.4 million in interest expense and unused commitment fees for the year ended December 31, 2013. The average borrowings under the Credit Facility for the year ended December 31, 2013 were $68.4 million.

SBA Debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2015 and December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $99.1 million and $49.9 million in assets at December 31, 2015 and December 31, 2014, which accounted for approximately 26.8% and 15.3% of our total consolidated assets at December 31, 2015 and December 31, 2014, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of December 31, 2015 and December 31, 2014, the SBIC subsidiary had $65.0 million and $16.3 million of SBA-guaranteed debentures outstanding, which had a weighted average interest rate of 2.2% and 1.0%, respectively, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2025, and the remaining weighted average duration was approximately 9.9 years as of December 31, 2015.

As of December 31, 2015, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2015 and December 31, 2014, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2015 and December 31, 2014, the Company has incurred $2.2 million and $0.7 million in financing costs related to the SBA debentures, which were recorded as prepaid loan fees, respectively. As of December 31, 2015 and December 31, 2014, $2.0 million and $0.7 million of prepaid financing costs had yet to be amortized, respectively.

For the year ended December 31, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.2% (approximately 3.0% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $0.8 million for the year ended

December 31, 2015, of which $0.6 million was interest expense, and $0.2 million was amortization of loan fees. The Company paid $0.3 million of interest expense during the year ended December 31, 2015. The average borrowings of SBA Debentures for the year ended December 31, 2015 were $25.4 million.

For the year ended December 31, 2014, the weighted average effective interest rate for the SBA debentures was approximately 1.0% (approximately 2.3% including loan fees), which reflects a lower pre-pooling rate that increases when the debentures pool in March or September. Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $64 thousand for the year ended December 31, 2014, of which $27 thousand was interest expense, and $37 thousand was amortization of loan fees. The Company paid no interest expense during the year ended December 31, 2014. The average borrowings of SBA Debentures for the year ended December 31, 2014 were $13.1 million.

Notes

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both December 31, 2015 and December 31, 2014, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was $24.6 million and $25.1 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the notes, of which $0.6 million remained to be amortized and are included within deferred financing costs on the consolidated statements of assets and liabilities as of December 31, 2015.

For the year ended December 31, 2015, the Company incurred interest and fee expense on the Notes of $1.8 million, of which $1.6 million was interest expense and $0.2 million was amortization of loan fees and administration fees. The Company paid $1.6 million in interest expense on the Notes during the period.

For the period from May 5, 2014 to December 31, 2014, the Company incurred interest and fee expense on the Notes of $1.1 million of which $1.0 million was interest expense, $0.1 million was amortization of loan fees paid and administration fees. The company paid $857,639 in interest expense on the Notes during the period.

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

Contractual Obligations

As of December 31, 2015, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2016	2017	2018	2019	2020	2021 and thereafter
	(dollars in thousands)
Credit facility payable	$109,500	$—	$—	$109,500	$—	$—	$—
Notes payable	25,000	—	—	—	25,000	—	—
SBA-guaranteed debentures	65,000	—	—	—	—	—	65,000
	$199,500	$—	$—	$109,500	$25,000	$—	$65,000

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2015, our only off-balance sheet arrangement consisted of $3.3 million of unfunded commitments to provide debt financing to three of our portfolio companies. As of December 31, 2014, our only off-balance sheet arrangement consisted of $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

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

Recent Developments

Investment Portfolio

On January 25, 2016, we made an additional $3.8 million investment in the second lien term loan of Stratose. We also invested an additional $0.2 million in the company’s equity.

On January 27, 2016, we made a $0.7 million investment in the first lien term loan of Vision Media Management & Fulfillment, LLC, a distributor of entertainment industry promotional items.

Credit Facility

The outstanding balance under the Credit Facility as of March 1, 2016 was $109.5 million.

Dividend Declared

On January 13, 2016, the Company’s board of directors declared a regular monthly dividend for each of January 2016, February 2016 and March 2016 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/13/2016	1/27/2016	1/29/2016	2/12/2016	$0.1133
1/13/2016	2/25/2016	2/29/2016	3/15/2016	$0.1133
1/13/2016	3/29/2016	3/31/2016	4/15/2016	$0.1133

Stock Repurchase Program

On March 1, 2016, our board of directors authorized a 2,000,000 share common stock repurchase program. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by our board of directors, the stock repurchase program will terminate on March 1, 2017 and may be modified or terminated at any time for any reason without prior notice. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the years ended December 31, 2015, 75% or 34 of the loans in our portfolio bore interest at floating rates. Of these 34 loans, 29 have interest rate floors, which are higher than the current applicable LIBOR rate, effectively converting the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by approximately $0.6 million due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the year ended December 31, 2015, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of December 31, 2015, we had not entered into any interest rate hedging arrangements. At December 31, 2015, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $1.0 million for the year ended December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stellus Capital Investment Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the schedules of investments as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, cash flows for each of the three years in the period ended December 31, 2015 and the financial highlights for each of the three years in the period ended December 31, 2015 and for the period from Inception (May 18, 2012) through December 31, 2012. These financial statements and financial highlights (See Note 8) are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2015 and 2014, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stellus Capital Investment Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 and the financial highlights for each of the three years in the period ended December 31, 2015 and for the period from Inception (May 18, 2012) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Houston, Texas
March 3, 2016

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $364,212,459 and $321,955,480, respectively)	$349,017,697	$315,965,434
Cash and cash equivalents	10,875,790	2,046,563
Receivable for sales and repayments of investments	10,000	—
Interest receivable	4,720,031	5,082,665
Deferred offering costs	261,761	261,761
Deferred financing costs	618,892	828,956
Accounts receivable	7,684	696
Prepaid loan fees on SBA debentures	1,984,154	681,947
Prepaid loan structure fees	1,302,627	1,774,630
Prepaid expenses	475,449	419,283
Total Assets	$369,274,085	$327,061,935
LIABILITIES
Notes Payable	$25,000,000	$25,000,000
Credit facility payable	109,500,000	106,500,000
SBA Debentures	65,000,000	16,250,000
Dividends payable	1,413,982	1,413,983
Base management fees payable	1,518,779	1,360,019
Incentive fees payable	607,956	1,121,556
Interest payable	570,189	346,204
Unearned revenue	36,877	157,403
Administrative services payable	397,799	591,744
Deferred tax liability	381,723	288,122
Other accrued expenses and liabilities	195,676	83,452
Total Liabilities	$204,622,981	$153,112,483
Net Assets	$164,651,104	$173,949,452
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,479,960 and 12,479,962 shares issued and outstanding, respectively)	$12,480	$12,480
Paid-in capital	180,994,752	180,994,783
Distributions in excess of net investment income	(779,643)	(779,643)
Net unrealized depreciation on investments and cash equivalents, net of provision for taxes of $381,723 and $288,122 as of December 31, 2015 and December 31, 2014, respectively	(15,576,485)	(6,278,168)
Net Assets	$164,651,104	$173,949,452
Total Liabilities and Net Assets	$369,274,085	$327,061,935
Net Asset Value Per Share	$13.19	$13.94

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
INVESTMENT INCOME
Interest income	$34,643,791	$31,637,094	$27,995,486
Other income	514,768	687,753	1,405,250
Total Investment Income	$35,158,559	$32,324,847	$29,400,736
OPERATING EXPENSES
Management fees	$5,841,267	5,202,990	4,242,608
Valuation fees	356,971	384,957	497,228
Administrative services expenses	1,029,368	1,195,566	883,050
Incentive fees	3,975,198	3,122,890	3,816,840
Professional fees	596,357	744,547	649,863
Directors’ fees	333,000	373,000	350,000
Insurance expense	473,963	482,963	468,046
Interest expense and other fees	6,177,015	5,315,325	3,123,701
Other general and administrative expenses	474,625	389,738	314,196
Total Operating Expenses	$19,257,764	$17,211,976	$14,345,532
Waiver of Incentive Fees	(646,333)	(1,399,226)	(956,525)
Total expenses, net of fee waiver	18,611,431	15,812,750	13,389,007
Net Investment Income	$16,547,128	$16,512,097	$16,011,729
Net Realized Gain on Investments and Cash Equivalents	421,726	445,157	1,027,392
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	(9,204,717)	(6,489,990)	505,876
Provision for taxes on unrealized gain on investments	(93,601)	(288,122)	—
Net Increase in Net Assets Resulting from Operations	$7,670,536	$10,179,142	$17,544,997
Net Investment Income Per Share	$1.33	$1.34	$1.33
Net Increase in Net Assets Resulting from Operations Per Share	$0.61	$0.83	$1.45
Weighted Average Shares of Common Stock Outstanding	12,479,961	12,281,178	12,059,293

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Increase in Net Assets Resulting from Operations
Net investment income	$16,547,128	$16,512,097	$16,011,729
Net realized gain on investments and cash equivalents	421,726	445,157	1,027,392
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	(9,204,717)	(6,489,990)	505,876
Provision for taxes on unrealized appreciation on investments	(93,601)	(288,122)	—
Net Increase in Net Assets Resulting from Operations	$7,670,536	$10,179,142	$17,544,997
Stockholder distributions from:
Net investment income	(16,547,158)	(16,029,081)	(16,399,402)
Net realized capital gains	(421,726)	(1,472,549)	—
Total Distributions	$(16,968,884)	$(17,501,630)	$(16,399,402)
Capital share transactions
Issuance of common stock	—	5,087,335	—
Reinvestments of stockholder distributions	—	398,505	899,964
Sales load	—	(75,510)	—
Offering costs	—	(29,904)	—
Net increase in net assets resulting from capital share transactions	$—	$5,380,426	$899,964
Total increase (decrease) in net assets	$(9,298,348)	$(1,942,062)	$2,045,559
Net assets at beginning of year	$173,949,452	$175,891,514	$173,845,955
Net assets at end of year (includes $779,643 and $779,643 and $1,262,658 of distributions in excess of net investment income, respectively)	$164,651,104	$173,949,452	$175,891,514
Distributions Per Share	$1.36	$1.43	$1.36

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$7,670,536	$10,179,142	$17,544,997
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(133,661,491)	(97,954,324)	(176,445,413)
Proceeds from sales and repayments of investments	93,289,529	54,870,360	97,437,434
Net change in unrealized appreciation on investments	9,204,717	6,490,090	(504,459)
Deferred tax provision	93,601	288,122	—
Increase in investments due to PIK	(439,052)	(730,036)	(1,073,588)
Amortization of premium and accretion of discount, net	(1,034,240)	(686,985)	(436,582)
Amortization of loan structure fees	472,003	607,404	568,086
Amortization of deferred financing costs	210,064	90,614	—
Amortization of loan fees on SBIC debentures	204,980	37,117	—
Net realized gain on investments	(421,726)	(450,031)	(1,030,646)
Changes in other assets and liabilities
Decrease (increase) in interest receivable	362,634	(368,753)	(2,140,081)
Decrease (increase) in receivable for affiliated transaction	—	43,450	(43,450)
Increase in accounts receivable	(6,988)	(696)	—
Decrease (increase) in prepaid expenses and fees	(56,166)	(7,962)	27,063
Increase in payable for investments purchased	—	—	(4,750,000)
Increase in management fees payable	158,760	183,289	649,696
Increase (decrease) in directors' fees payable	—	(96,000)	66,548
Increase (decrease) in incentive fees payable	(513,600)	64,614	1,056,942
Increase (decrease) in administrative services payable	(193,945)	328,519	—
Increase in interest payable	223,985	112,153	167,574
Increase (decrease) in unearned revenue	(120,526)	10,438	146,965
Increase (decrease) in other accrued expenses and liabilities	112,224	(179,426)	350,110
Net cash used in operating activities	$(24,444,701)	$(27,168,901)	$(68,408,804)

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Cash flows from financing activities
Proceeds from notes issued	—	25,000,000	—
Proceeds from SBA Debentures	47,567,813	15,855,937	—
Financing costs paid on notes issued	—	(919,570)	—
Financing costs paid on Credit Facility	—	(795,628)	(206,671)
Financing costs paid on SBA Debentures	(325,000)	(325,000)	—
Proceeds from the issuance of common stock	—	5,116,985	—
Sales load for common stock issued	—	(75,510)	—
Offering costs paid for common stock issued	—	(116,150)	(352,288)
Stockholder distributions paid	(16,968,885)	(15,689,142)	(15,499,438)
Borrowings under credit facility	105,000,000	105,250,000	159,000,000
Repayments of credit facility	(102,000,000)	(108,750,000)	(87,000,000)
Repayments of short-term loan	—	(9,000,000)	(85,000,576)
Borrowings on short-term loan	—	—	48,999,633
Net cash provided by financing activities	$33,273,928	$15,551,922	$19,940,660
Net increase (decrease) in cash and cash equivalents	8,829,227	(11,616,979)	(48,468,144)
Cash and cash equivalents balance at beginning of year/period	2,046,563	13,663,542	62,131,686
Cash and cash equivalents balance at end of year/period	$10,875,790	$2,046,563	$13,663,542
Supplemental and non-cash financing activities
Non-cash purchase of investment through repayment of investment	$4,251,032	$—	$—
Fees paid on SBA Debentures through proceeds	$1,182,187	$394,063	$0
Shares issued pursuant to Dividend Reinvestment Plan	$—	$398,505	$899,964
Interest expense paid	$5,010,984	$4,465,618	$2,377,282

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$4,507,500	$4,434,107	$4,359,514	2.65%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	343,266	0.21%
Total										4,809,107	4,702,780	2.86%
PE II Apex Environmental, LLC								Amsterdam, OH
Term Loan	(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020	Environmental Industries	$750,000	735,578	735,578	0.45%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020		$9,750,000	9,562,517	9,562,517	5.81%
Apex Environmental Resources Holdings, LLC Common Units	(4)	Equity							295 shares	295	295	0.00%
Apex Environmental Resources Holdings, LLC Preferred Units	(4)	Equity							295 shares	295,017	295,017	0.18%
Total										10,593,407	10,593,407	6.44%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,901,427	8,000,000	4.86%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Debtor-In-Possession Loan	(15)	First Lien	12.00%		12.00%		3/31/2016	Services: Consumer	$4,500,000	4,472,680	4,472,680	2.72%
Term Loan	(4)(6)(7)	Unsecured	17.00%		15.00%	2.00%	2/27/2016		$13,200,354	13,200,354	4,668,833	2.84%
Total										17,673,034	9,141,513	5.56%
Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	13.50%		13.50%		10/28/2020	Metals & Mining	$4,474,770	4,258,720	4,186,037	2.54%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	332,851	0.20%
Total										4,473,006	4,518,888	2.74%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,396,534	7,315,485	4.44%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	261,982	0.16%
Total										7,921,534	7,577,467	4.60%
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(14)	First Lien	L+8.50%	0.50%	9.11%		12/31/2020	Automotive	$125,000	122,500	122,500	0.07%
Term Loan (SBIC)	(2)(14)	First Lien	L+8.50%	0.50%	9.11%		12/31/2020		$9,750,000	9,555,000	9,555,000	5.80%
CPP Holdings LLC Common Shares, Class A	(4)	Equity							149,828 shares	149,828	149,828	0.09%
Total										9,827,328	9,827,328	5.96%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(3)(14)	First Lien	L+8.08%	1.00%	9.08%		7/16/2020	Education	$12,500,000	12,383,339	12,081,063	7.34%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	$12,341,796	$12,167,408	7.39%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,968,212	1,946,785	1.18%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,935,988	4,866,963	2.96%
Colford Capital Holding, LLC Preferred Units	(4)(5)	Equity							35,945 units	557,143	637,114	0.39%
Total										19,803,139	19,618,270	11.92%
Doskocil Manufacturing Company, Inc. (Petmate)								Arlington, TX
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		11/10/2020	Consumer goods: non-durable	$8,750,000	8,600,852	8,600,852	5.22%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(14)	Second Lien	L+10.50%	0.50%	11.11%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,853,102	8,658,005	5.26%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	334,846	0.20%
Total										9,103,102	8,992,851	5.46%
Eating Recovery Center, LLC								Denver, CO
Term Loan Unsecured Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,199,005	17,924,038	10.89%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,649	2,795,034	1.70%
Total										19,873,654	20,719,072	12.59%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,484,965	11,336,359	6.89%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,604,846	9,481,122	5.76%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	540,667	0.33%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	5,461	0.00%
Total										22,407,217	21,363,609	12.98%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,465,000	3,407,044	3,348,424	2.03%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	83,596	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,020	2,144	0.00%
Total										3,527,734	3,434,164	2.08
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Services: Business	$5,000,000	4,909,192	4,760,844	2.89%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1.00%	11.00%		3/14/2017	Energy: Oil & Gas	$1,741,917	1,726,895	1,467,388	0.89%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,862,500	$4,816,445	$4,764,126	2.89%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,885,629	3,838,742	2.33%
Total										8,702,074	8,602,868	5.22%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,443,750	7,350,520	7,130,895	4.33%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	242,304	259,346	0.16%
Total										7,592,824	7,390,241	4.49%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,644,181	6,581,989	4.00%
HUF Worldwide, LLC	(9)							Los Angeles, CA
								Retail
Term Loan	(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019		$4,838,524	4,760,081	4,785,640	2.91%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019		$8,133,726	8,004,462	8,044,826	4.89%
HUF Holdings, LLC Common Class A Units	(4)	Equity							556,948 units	556,090	384,110	0.23%
Total										13,320,633	13,214,576	8.03%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9.00%		4/18/2020	Transportation: Cargo	$6,841,739	6,746,827	5,660,744	3.44%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$7,702,069	7,584,195	7,464,720	4.53%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$9,684,225	9,540,113	9,385,794	5.70%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,095,986	0.67%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	206,682	0.13%
Total										18,330,990	18,153,182	11.03%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Finance	$575,000	563,602	563,602	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$9,750,000	9,556,727	9,556,727	5.80%
MTC Parent, LP Class A-2 Common Units	(4)	Equity							750,000 units	750,000	750,000	0.46%
Total										10,870,329	10,870,329	6.60%
NetMotion Wireless, Inc., et al								Milpitas, CA
Term Loan	(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020	Services: Business	$9,000,000	8,842,425	8,755,915	5.32%
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020		$1,000,000	982,492	972,879	0.59%
Endpoint Security Holdings, LLC	(6)	Unsecured	15%			15%	10/31/2016		$105,501	103,885	103,391	0.06%
Endpoint Security Holdings, LLC Class A Common Stock	(4)	Equity							9,174 shares	293,103	281,233	0.17%
Endpoint Security Holdings, LLC Class B Common Stock	(4)	Equity							9,174 shares	706,897	678,268	0.41%
Total										10,928,802	10,791,686	6.55%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	$3,966,918	$3,913,652	2.38%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	49,253	0.03%
Total										4,016,918	3,962,905	2.41%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(11)	First Lien	L+7.50%		7.92%		9/30/2018	Retail	$400,000	400,000	398,270	0.24%
Term A Loan	(11)	First Lien	L+7.50%		7.92%		9/30/2018		$2,159,427	2,159,427	2,150,087	1.31%
Term B Loan	(6)(11)	First Lien	L+10.25%		8.92%	1.75%	9/30/2018		$6,342,590	6,342,590	6,314,455	3.84%
Total										8,902,017	8,862,812	5.39
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,447,929	6,769,899	4.11%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	Services: Business	$10,000,000	9,804,834	9,595,431	5.83%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,708,633	19,647,860	11.93%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,035,784	0.63%
Total										20,871,177	20,683,644	12.56%
Software Paradigms International Group, LLC								Atlanta, GA
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		5/22/2020	Retail	$7,175,141	7,063,528	6,966,429	4.23%
Term Loan	(3)(12)	Delay Draw	L+8.00%	1.00%	9.00%		5/22/2020		$2,417,454	2,383,713	2,347,134	1.43%
Total										9,447,241	9,313,563	5.66%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,939,068	6,881,287	6,839,308	4.15%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,153,893	7,067,346	6,973,349	4.24%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	646,194	0.39%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	71,799	0.04%
Total										7,692,199	7,691,342	4.67%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		12/30/2021	Services: Business	$11,250,000	10,994,047	10,736,692	6.52%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	946,969	0.58%
Total										11,744,047	11,683,661	7.10%
360 Holdings III Corp								Irvine, CA
Term Loan	(13)	First Lien	P+8.00%	2.00%	11.50%		10/1/2021	Consumer goods: non-durable	$3,990,000	3,830,000	3,830,000	2.33%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$4,808,514	4,739,046	4,715,703	2.86%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
T2 Systems Canada, Inc.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$2,691,486	$2,664,358	$2,639,536	1.60%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,964,227	4,376,218	2.66%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+10.50%	1.00%	11.50%		6/8/2020	Finance	$4,500,000	4,458,997	4,375,121	2.66%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	464,075	0.28%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,471	0.01%
Total										4,908,997	4,848,667	2.95%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,481,388	2,455,931	1.49%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,896,167	3,821,362	2.32%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	257,352	0.16%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	5,000	5,252	0.00%
Total										4,146,167	4,083,966	2.48%
Total Non-controlled, non-affiliated investments										364,212,459	349,017,697	212.00%
Net Investments										364,212,459	349,017,697	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS											(184,366,593)	(85.52)%
NET ASSETS											$164,651,104	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled nonaffiliated investments and cash, but exclude $3,012,259 of cash and $95,531,697 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for discussion.
(3)	These loans have LIBOR floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Investment has been on non-accrual status since January 1, 2014. The coupon rate on this investment includes 2% default interest.
(8)	Digital Payment Technologies Corp. amended its name to T2 Systems Canada, Inc. and is the Canadian co-borrower of the term loan of T2 Systems, Inc.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,250,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.
(12)	Excluded from the investment is an undrawn commitment in an amount not to exceed $407,405, an interest rate of LIBOR Plus 8.00%, LIBOR floor of 1%, and a maturity of May 22, 2020.
(13)	This loan has a Prime floor of 2.00% which is lower than the current applicable Prime rate.
(14)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(15)	The coupon rate on this investment includes 2% default interest.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.5%	1%	11.5%		3/5/2020	Chemicals, Plastics, & Rubber	$4,507,500	$4,421,407	$4,403,897	2.53%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	393,901	0.23%
Total										4,796,407	4,797,798	2.76%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,874,910	7,950,000	4.57%
ATX Networks Holdings Intermediate Corp., et al								West Ajax, Ontario
Term Loan	(5)(6)	Unsecured	14%		12%	2%	5/12/2016	High Tech Industries	$21,636,242	21,636,242	21,610,661	12.42%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Term Loan	(4)(6)(7)	Unsecured	17%		15%	2%	2/27/2016	Services: Consumer	$13,200,354	13,200,354	7,260,195	4.17%
Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	12.5%		12.5%		10/9/2016	Metals & Mining	$4,498,878	4,256,857	4,261,882	2.45%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	640,608	0.37%
Total										4,471,143	4,902,490	2.82%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1%	10.5%		6/5/2019	Telecommunications	$10,000,000	9,830,259	9,761,825	5.61%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,507 units	500,000	301,481	0.17%
Total										10,330,259	10,063,306	5.78%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.25%		12.25%		5/31/2018	Finance	$12,500,000	12,288,044	12,500,000	7.19%
Delay Draw Term Loan #2	(5)	Unsecured	12.25%		12.25%		5/31/2018		$2,000,000	1,957,608	2,000,000	1.15%
Total										14,245,652	14,500,000	8.34%
Digital Payment Technologies Corp.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+8.50%	1%	9.5%		1/31/2019	Transportation & Logistics	$2,927,604	2,890,453	2,876,391	1.65%
Eating Recovery Center, LLC								Denver, CO
Mezzanine Term Loan	(6)	Unsecured	13%		12%	1%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,124,295	17,903,238	10.29%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,648	2,285,208	1.31%
Total										19,798,943	20,188,446	11.60%
Empirix Inc.								Billerica, MA
Term Loan	(3)(9)	Second Lien	L+9.50%	1%	10.5%		5/1/2020	Software	$11,657,850	11,455,072	11,409,670	6.56%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1%	10.5%		5/1/2020		$9,750,000	9,584,537	9,542,435	5.49%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,884,617	1.08%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	19,036	0.01%
Total										22,357,015	22,855,758	13.14%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.5%		12/30/2019	Hotel, Gaming, & Leisure	$3,500,000	$3,430,038	$3,430,038	1.97%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,673	117,673	0.07%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	3,017	0.00%
Total										3,550,728	3,550,728	2.04%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1%	11%		3/14/2017	Energy: Oil & Gas	$2,904,667	2,861,646	2,828,561	1.63%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.5%	9%		1/31/2018	Healthcare & Pharmaceuticals	$4,912,500	4,845,648	4,820,705	2.77%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,850,227	3,772,574	2.17%
Total										8,695,875	8,593,279	4.94%
Help/Systems, Holdings Inc., et al								Eden Prairie, MN
Term Loan	(3)	Second Lien	L+8.50	1%	9.50%		6/28/2020	Software	$15,000,000	14,809,640	14,562,471	8.37%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8%	1%	9%		10/21/2020	Services: Consumer	$7,500,000	7,391,025	7,391,025	4.25%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	250,000	250,000	0.14%
Total										7,641,025	7,641,025	4.39%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10%		12/13/2020	High Tech Industries	$6,750,000	6,629,074	6,611,309	3.80%
HUF Worldwide, LLC								Los Angeles, CA
Term Loan	(3)(10)	First Lien	L+9%	0.5%	9.5%		10/22/2019		$5,800,000	5,688,208	5,688,208	3.27%
Term Loan (SBIC)	(2)(3)	First Lien	L+9%	0.5%	9.5%		10/22/2019	Retail	$9,750,000	9,562,074	9,562,074	5.50%
HUF Holdings, LLC Common Class A Units	(4)	Equity							500,000 units	500,000	500,000	0.29%
Total										15,750,282	15,750,282	9.06%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9%		4/18/2020	Transportation: Cargo	$6,841,739	6,729,555	6,583,144	3.78%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019	Media: Broadcasting & Subscription	$6,568,076	6,449,058	6,421,737	3.69%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.5%	1%	9.5%		3/10/2019		9487220	9,319,321	9,275,843	5.33%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,000,000	0.57%
Total										16,768,379	16,697,580	9.59%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1%	11%	1%	1/22/2020	Services: Government	$4,018,020	3,945,027	3,944,949	2.27%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	59,016	0.03%
Total										3,995,027	4,003,965	2.30%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Refac Optical Group, et al								Blackwood, NJ
Revolver	(11)(12)	First Lien	L+8.5%		8.67%		9/30/2018	Retail	$400,000	$400,000	$379,903	0.22%
Term A Loan	(6)(12)	First Lien	L+7.5%		7.67%	1.00%	9/30/2018		$2,699,130	2,699,130	2,563,516	1.47%
Term B Loan	(6)(12)	First Lien	L+8.5%		8.67%	2.75%	9/30/2018		$6,267,221	6,267,221	5,889,617	3.39%
Total										9,366,351	8,833,036	5.08%
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9%		4/30/2021	Telecommunications	$8,500,000	8,440,701	8,372,500	4.81%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12%		12%		1/31/2019	Finance	$20,000,000	19,633,964	19,711,228	11.33%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							970,159 units	1,000,000	1,193,744	0.69%
Total										20,633,964	20,904,972	12.02%
Snowman Holdings, LLC, et al								Lebanon, IN
Term Loan		Unsecured	12.5%		12.50%		2/15/2019	Transportation: Cargo	$11,169,118	11,169,118	11,075,297	6.37%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.5%	1.5%	7%		10/31/2017	Healthcare & Pharmaceuticals	$7,331,250	7,237,826	7,264,072	4.18%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,063,941	6,957,560	6,922,931	3.98%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	633,616	0.36%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	70,402	0.04%
Total										7,582,413	7,626,949	4.38%
Studer Grup, LLC								Gulf Breeze, FL
Term Loan		Unsecured	12%		12%		1/31/2019	Services: Business	$16,910,423	16,910,423	16,822,698	9.67%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+8.5%	1%	9.5%		1/31/2019	Transportation & Logistics	$2,927,604	2,890,453	2,876,391	1.65%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8%	1%	9%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,958,664	4,927,516	2.83%
Telular Corp.								Chicago, IL
Term Loan	(3)	Second Lien	Euro+ 8%	1.25%	9.25%		6/24/2020	High Tech Industries	$7,500,000	7,405,985	7,305,499	4.20%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1%	11/12/2019	Construction & Building	$2,500,000	2,478,019	2,468,671	1.42%
Woodstream Corporation								Lititz, PA
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Consumer goods: non-durable	$9,137,721	8,855,208	8,703,732	5.00%
Woodstream Group, Inc.								Lititz, PA
Senior Subordinated Note		Unsecured	11.5%		11.5%		2/28/2017	Consumer goods: non-durable	$862,279	858,360	821,326	0.47%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2014

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10%	1%	11%		4/23/2020	Software	$3,962,500	$3,885,386	$3,885,386	2.23%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	245,000	0.14%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 units	5,000	5,000	0.00%
Total										4,135,386	4,105,386	2.37%
Total Non-controlled non-affiliated investments										321,955,480	315,965,434	181.60%
Net Investments										321,955,480	315,965,434	181.60%
LIABILITIES IN EXCESS OF OTHER ASSETS											(142,015,982)	(81.60)%
NET ASSETS											173,949,452	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $874,853 of cash and $48,896,015 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 for discussion.
(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Investment was on non-accrual status as of January 1, 2014.
(8)	Digital Payment Technologies Corp. is the Canadian co-borrower of the term loan of T2 Systems, Inc.
(9)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $7,542,150, with an interest rate of LIBOR plus 9.50%, LIBOR floor of 1.0%, and a maturity of May 1, 2020. This investment is accruing an unused commitment fee of 0.5% per annum.
(10)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment above is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(12)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an atlernate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower's option, which reset periodically based on the terms of the loan agreement.

Abbreviation Legend
Euro — Euro Dollar
L — LIBOR
PIK — Payment-In-Kind

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

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

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. In connection with the Offering, the Company sold 9,200,000 shares (including 1,200,000 shares pursuant to the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. Including the Offering, the Company has raised $151,250,000 including (i) $500,010 of seed capital contributed by Stellus Capital and (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital. In addition, in connection with the acquisition of the Company’s initial portfolio the Company issued 29,159,145 in shares of the Company’s common stock. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

The Company has established wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc., SCIC — HUF Blocker 1, Inc. and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2015, the SBIC subsidiary had $32.5 million of regulatory capital, as such term

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

is defined by the SBA, and has received commitments from the SBA of $65 million. As of December 31, 2015, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures outstanding.

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

Cash and Cash Equivalents

At December 31, 2015, cash balances totaling $10,875,790 exceeded FDIC insurance protection levels of $250,000 by $10,625,790, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large, established, high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see footnote 9). On December 31, 2015 and 2014, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Receivables and Payable for Unsettled Securities Transaction

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred no excise tax expense for the years ended December 31, 2015 and 2014 and $24,000 for the year ended December 31, 2013.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2012, 2013, 2014 and 2015 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

As of December 31, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the years ended December 31, 2015 and 2014.

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
December 31, 2015

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

For the years ended December 31, 2015, 2014 and 2013, the Company recorded deferred income tax expense of $93,601, $288,122 and $0, respectively, related to the Taxable Subsidiaries. In addition, as of December 31, 2015 and December 31, 2014, the Company had a deferred tax liability of $381,723 and $288,122, respectively.

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

In November 2015, the FASB issued ASU 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The Company believes that this guidance will not have an impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07 — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and early adoption is permitted. The update requires the retrospective adoption approach. The Company believes that this guidance will not have an impact on its consolidated financial statement.

In April 2015, the FASB issued ASU No. 2015-03 — Simplifying the Presentation of Debt Issuance Costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented as a deduction from the debt liability rather than as an asset. The guidance is effective for the Company for the financial statements issued for the year ending December 31, 2016 and the interim periods thereafter. The change will be applied retrospectively to all prior periods presented. Additional disclosures about the change

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

will be added, including a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item. The Company believes that the impact of this guidance will not have a material impact on its consolidated financial statements upon adoption.

In August 2014, the FASB issued ASU No. 2014-15 — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with the preparation of interim and annual reports, Management will evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date the financial statements are available to be issued, when applicable), and, if so, disclose that fact. Additionally, Management must evaluate and disclose whether its plans will alleviate that doubt. The guidance is effective for the Company beginning January 1, 2016. The Company believes that the impact of this guidance will not have a material impact on its consolidated financial statements upon adoption.

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

For the years ended December 31, 2015, 2014 and 2013, the Company recorded an expense for base management fees of $5,841,267, $5,202,990 and $4,242,608, respectively. As of December 31, 2015 and December 31, 2014, respectively, $1,518,779 and $1,360,019, were payable to Stellus Capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

For the years ended December 31, 2015, 2014 and 2013, the Company incurred $3,975,198, $3,428,357 and $3,511,373, respectively, of Investment Income Incentive Fees. As of December 31, 2015 and December 31, 2014, $607,956 and $1,121,556, respectively, of such incentive fees are payable to the Advisor, of which $401,573 and $915,577, respectively, are currently payable (as explained below). As of December 31, 2015 and December 31, 2014, $206,383 and $205,979, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Capital Gains Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $0, $(305,467) and $305,467, respectively, of incentive fees related to the Capital Gains Incentive Fee. As of December 31, 2015 and December 31, 2014, no Capital Gains Incentive Fees were payable to the Advisor, subject to the limitations set forth below.

A portion of the Capital Gains Incentive Fee may be payable to the Advisor on an annual basis. This portion of the fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. As of December 31, 2015 and December 31, 2014, no Capital Gains Incentive Fee was currently payable to the Advisor.

For the year ended December 31, 2013, the Advisor agreed to waive its incentive fee to the extent required to support an annualized dividend yield of 9.0% (to be paid on a quarterly basis) based on the price per share of our common stock in connection with the Offering. For the year ended December 31, 2013, the Advisor waived Investment Income Incentive Fees of $956,525. The Advisor has entered into no such agreement with the Company for periods after December 31, 2013. While under no obligation to do so, the Advisor waived incentive fees of $646,333 and $1,399,226 for the years ended December 31, 2015 and 2014, respectively. Such waiver in no way implies that the Advisor will waive incentive fees in any future period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

The following tables summarize the components of the incentive fees discussed above:

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Investment Income Incentive Fee Incurred	$3,975,198	$3,428,357	$3,511,373
Capital Gains Incentive Fee Incurred	—	(305,467)	305,467
Incentive Fee Expense	$3,975,198	$3,122,890	$3,816,840
Investment Income Incentive Fee Waived	(646,333)	(1,399,226)	(956,525)
Net Incentive Fee Expense	$3,328,865	$1,723,664	$2,860,315

	December 31, 2015	December 31, 2014
Investment Income Incentive Fee Currently Payable	$401,573	$915,577
Investment Income Incentive Fee Deferred	206,383	205,979
Incentive Fee Payable	$607,956	$1,121,556

For the years ended December 31, 2015, 2014 and 2013, the Company recorded an expense relating to director fees of $333,000, $373,000 and $350,000, respectively. As of December 31, 2015 and 2014, the Company owed its independent directors no unpaid director fees.

Co-Investments Pursuant to SEC Order

We received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with a private credit fund managed by Stellus Capital Management that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater portfolio diversification.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

For the years ended December 31, 2015, 2014 and 2013, the Company recorded expenses of $744,657, $647,429 and $443,632, respectively, related to the administration agreement. As of December 31, 2015 and December 31, 2014, $195,221 and $208,643, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 3 — DISTRIBUTIONS  – (continued)

Date Declared	Record Date	Payment Date	Per Share
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 7, 2014	July 31, 2014	August 15, 2014	$0.1133
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
Fiscal 2015
January 22, 2015	February 2, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 8, 2015	July 31, 2015	August 14, 2015	$0.1133
July 8, 2015	August 31, 2015	September 15, 2015	$0.1133
July 8, 2015	September 30, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of the Company’s common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding their election to receive distributions in cash in lieu of shares of the Company’s common stock. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. All of the $16,968,884 of distributions made to shareholders during the year ended December 31, 2015 were made in cash. All shares distributed through the dividend reinvestment plan during the year ended December 31, 2015 were purchased on the open market. Of the total distributions of $17,501,630 made to shareholders during the year ended December 31, 2014, $17,103,125 was made in cash and the remainder in shares of our common stock. Of the total distributions of $16,399,402 made to shareholders during the year ended December 31, 2013, $15,499,438 was made in cash and the remainder in shares of our common stock.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

On June 5, 2014, we established an at-the-market program through which we may sell, from time to time and at our sole discretion $50 million of our common stock. There were no shares issued during the year ended December 31, 2015 under the at-the-market program. The proceeds raised, the related underwriting fees, the offering expenses and the price at which these shares were issued from the period of June 5, 2014 through December 31, 2014 are as follows:

Issuance of Common Stock	Number of Shares	Gross Proceeds	Sales Load	Offering Expenses	Offering Price
Quarter ended June 30, 2014	230,242	$3,334,474	$50,017	$17,467	$14.48
Quarter ended September 30, 2014	121,123	1,752,861	25,943	12,437	$14.47
Quarter ended December 31, 2014	—	—	—	—	—
Total	351,365	$5,087,335	$75,960	$29,904

The Company issued no shares of common stock during the year ended December 31, 2015 in connection with the stockholder distribution reinvestment plan.

The Company issued 29,573 shares of common stock during the year ended December 31, 2014 in connection with the stockholder distribution reinvestment plan.

Issuance of Common Stock	Number of Shares	Gross Proceeds	Offering Price
January 24, 2014	2,603	$36,619	$14.07
February 14, 2014	4,646	64,121	13.80
March 14, 2014	3,257	45,233	13.89
June 16, 2014	3,055	41,519	13.59
July 15, 2014	3,029	41,895	13.83
August 15, 2014	3,090	41,690	13.49
September 30, 2014	3,226	42,036	13.04
October 15, 2014	3,536	42,405	11.99
November 14, 2014	3,131	42,987	13.72
Total	29,573	$398,505

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2015, 2014 and 2013.

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Net increase in net assets resulting from operations	$7,670,536	$10,179,142	$17,544,997
Average common shares	12,479,961	12,281,178	12,059,293
Basic and diluted earnings per common share	$0.61	$0.83	$1.45

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE

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

At December 31, 2015, the Company had investments in 39 portfolio companies. The total cost and fair value of the investments were $364,212,459 and $349,017,697, respectively. The composition of our investments as of December 31, 2015 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$133,344,891	$131,908,961
Senior Secured – Second Lien	136,853,644	131,972,581
Unsecured Debt	81,492,139	72,212,282
Equity	12,521,785	12,923,873
Total Investments	$364,212,459	$349,017,697

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

At December 31, 2014, the Company had investments in 32 portfolio companies. The total cost and fair value of the investments were $321,955,480 and $315,965,434, respectively. The composition of our investments as of December 31, 2014 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$76,188,958	$75,529,963
Senior Secured – Second Lien	102,353,436	101,556,898
Unsecured Debt	135,536,203	129,276,255
Equity	7,876,883	9,602,318
Total Investments	$321,955,480	$315,965,434

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2015 and December 31, 2014, the Company had three and three such investments with aggregate unfunded commitments of $3,257,405 and $10,892,150, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$131,908,961	$131,908,961
Senior Secured – Second Lien	—	—	131,972,581	131,972,581
Unsecured Debt	—	—	72,212,282	72,212,282
Equity	—	—	12,923,873	12,923,873
Total Investments	$—	$—	$349,017,697	$349,017,697

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2015 are as follows:

	Senior Secured Loans- First Lien	Senior Secured Loans- Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Purchases of investments	69,339,674	58,891,000	5,028,391	4,653,457	137,912,523
Payment-in-kind interest	119,516	—	319,536	—	439,051
Sales and Redemptions	(12,893,129)	(24,713,777)	(59,935,102)	(8,552)	(97,550,560)
Realized Gains	137,793	—	283,933	—	421,726
Change in unrealized depreciation included in earnings	(776,936)	(4,084,525)	(3,019,906)	(1,323,350)	(9,204,717)
Amortization of premium and accretion of discount, net	452,080	322,985	259,175	—	1,034,240
Transfer from Level 2	—	8,372,500	—	—	8,372,500
Fair value at end of period	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2015	$(771,909)	$(4,432,180)	$(3,415,546)	$(1,323,350)	$(9,942,985)

During the year ended December 31, 2015, there was one transfer from Level 2 to Level 3 as additional valuation methods were considered when determining the fair value of this investment. There were no transfers of Level 2 or Level 3 investments during the year ended December 31, 2014.

Transfers are reflected at the value of the securities at the beginning of the period.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2014 are as follows:

	Senior Secured Loans- First Lien	Senior Secured Loans- Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$36,641,095	$97,087,453	$106,219,596	$4,367,422	$244,315,566
Purchases of investments	56,040,667	10,775,600	27,440,000	3,698,057	97,954,324
Payment-in-kind interest	147,719	—	582,316	—	730,035
Sales and Redemptions	(16,740,893)	(13,391,296)	—	—	(30,132,189)
Realized Gains	168,052	87,500	—	—	255,552
Change in unrealized appreciation (depreciation) included in earnings	(976,922)	(1,599,019)	(5,161,026)	1,536,839	(6,200,128)
Amortization of premium and accretion of discount, net	250,245	224,160	195,369	—	669,774
Fair value at end of period	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2014	$(815,387)	$(1,579,130)	$(5,161,026)	$1,536,843	$(6,018,700)

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2015:

	Cost	Fair Value	% of Total Investments
New York	$53,089,906	$44,028,592	12.62%
Texas	44,455,960	42,224,563	12.10%
Colorado	27,775,081	28,719,072	8.23%
California	28,079,435	27,836,262	7.97%
Georgia	26,100,285	25,845,891	7.41%
Massachusetts	22,407,217	21,363,609	6.12%
New Jersey	21,285,356	20,943,875	6.00%
Alabama	18,330,990	18,153,182	5.20%
Illinois	17,514,510	17,452,318	5.00%
Missouri	14,067,329	13,369,069	3.83%
Tennessee	12,286,222	12,051,362	3.45%
Ohio	10,593,407	10,593,407	3.04%
Pennsylvania	9,827,328	9,827,328	2.82%
Puerto Rico	8,702,074	8,602,868	2.46%
Canada	9,411,185	8,300,280	2.38%
Florida	7,592,824	7,390,241	2.12%
Minnesota	6,881,287	6,839,308	1.96%
North Carolina	4,909,192	4,760,844	1.36%
Indiana	4,739,046	4,715,703	1.35%
Kentucky	4,473,006	4,518,888	1.29%
Washington	4,146,167	4,083,966	1.17%
Virginia	4,016,918	3,962,905	1.14%
Arizona	3,527,734	3,434,164	0.98%
	$364,212,459	$349,017,697	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
New York	$45,358,678	$39,450,450	12.49%
Texas	36,732,718	36,903,831	11.68%
Canada	31,256,250	31,070,196	9.83%
Colorado	27,673,853	28,138,446	8.91%
Florida	24,551,448	24,463,723	7.75%
Massachusetts	22,357,015	22,855,758	7.23%
Minnesota	22,047,466	21,826,543	6.91%
Alabama	16,768,379	16,697,580	5.28%
California	15,750,282	15,750,282	4.98%
Indiana	14,059,571	13,951,688	4.42%
Illinois	14,035,059	13,916,808	4.40%
Pennsylvania	9,713,568	9,525,058	3.01%
New Jersey	9,366,351	8,833,036	2.80%
Puerto Rico	8,695,875	8,593,279	2.72%
Missouri	4,958,664	4,927,516	1.56%
Kentucky	4,471,143	4,902,490	1.55%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	Cost	Fair Value	% of Total Investments
Washington	4,135,386	4,135,386	1.31%
Virginia	3,995,027	4,003,965	1.27%
Arizona	3,550,728	3,550,728	1.12%
Tennessee	2,478,019	2,468,671	0.78%
	$321,955,480	$315,965,434	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

	Cost	Fair Value	% of Total Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	$349,017,697	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2014:

	Cost	Fair Value	% of Total Investments
Software	$41,302,041	$41,553,616	13.15%
Health & Pharmaceuticals	35,732,644	36,045,797	11.41%
High Tech Industries	35,671,301	35,527,469	11.24%
Finance	34,879,616	35,404,972	11.21%
Media: Broadcasting & Subscription	29,309,456	29,252,045	9.26%
Retail	25,116,633	24,583,318	7.78%
Telecommunications	18,770,960	18,435,806	5.83%
Transportation: Cargo	17,898,673	17,658,441	5.59%
Services: Business	16,910,423	16,822,698	5.32%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	Cost	Fair Value	% of Total Investments
Services: Consumer	20,841,379	14,901,220	4.72%
Consumer Goods: Non-Durable	9,713,568	9,525,058	3.01%
Beverage, Food, & Tobacco	7,874,910	7,950,000	2.52%
Transportation & Logistics	5,780,906	5,752,782	1.82%
Metals & Mining	4,471,143	4,902,490	1.55%
Chemicals, Plastics, and Rubber	4,796,407	4,797,798	1.52%
Services: Government	3,995,027	4,003,965	1.27%
Hotel, Gaming, & Leisure	3,550,728	3,550,728	1.12%
Energy: Oil & Gas	2,861,646	2,828,561	0.90%
Constrution & Building	2,478,019	2,468,670	0.78%
	$321,955,480	$315,965,434	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien debt	$131,908,961	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	0.00% to 2.83% (0.97%) -0.37% to 0.89% (-0.12%) 5x to 28x (11x)(4)
Second lien debt	$131,972,581	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-4.48% to 5.01% (0.82%) -0.71% to 0.17% (-0.22%) 7x to 14x (10x)(4)
Unsecured debt	$72,212,282	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-3.86% to 0.74% (-0.25%) -0.46% to 0.36% (-0.10%) 9x to 12x (10x)(4)
Equity investments	$12,923,873	Market approach(5)	Underwriting EBITDA Multiple	1x to 13x (7x)
Total Long Term Level 3 Investments	$349,017,697

(1)	Weighted average based on fair value as of December 31, 2015.
(2)	Inclusive of but not limited to the income approach (by discounting future cash flows using an appropriate yield) and the market approach (by ensuring sufficient enterprise value).
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads (per Barclay’s high yield indexes), changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower (higher) fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from 0.00% (0 basis points) to 2.83% (283 basis points). The average of all changes was 0.97%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$75,529,963	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.8% to 5.33% (0.74%) -0.27% to 0.18% (-0.04%) 8x to 17x (11x)(4)
Second lien debt	$93,184,398	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.98% to 2.52% (0.04%) -0.59% to 1.80% (-0.09%) 7x to 22x (15x)(4)
Unsecured debt	$129,276,255	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.36% to 3.16% (-0.23%) -0.28% to 0.49% (0.08%) 10x to 16x (12x)(4)
Equity investments	$9,602,318	Market approach(5)	Underwriting multiple/EBITDA Multiple	2x to 14x (10x)
Total Long Term Level 3 Investments	$307,592,934

(1)	Weighted average based on fair value as of December 31, 2014.
(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.98% (-198 basis points) to 2.52% (252 basis points). The average of all changes was 0.04%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 7 — COMMITMENTS AND CONTINGENCIES  – (continued)

As of December 31, 2015 the Company had $3.3 million of unfunded commitments to provide debt financing to three of our portfolio companies. As of December 31, 2014 the Company had $10.9 million of unfunded commitments to provide debt financing to three of our portfolio companies.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Per Share Data:(1)
Net asset value at beginning of year	$13.94	$14.54	$14.45	$15.00
Net investment income	1.33	1.34	1.33	0.11
Change in unrealized appreciation (depreciation)	(0.74)	(0.53)	0.03	(0.01)
Realized gain	0.03	0.04	0.09	—
Provision for taxes in unrealized appreciation	(0.01)	(0.02)	—	—
Total from investment operations	$0.61	$0.83	$1.45	$0.10
Reinvestments of stockholder distributions(2)	—	—	—	0.01
Sales Load	—	(0.01)	—	(0.41)
Offering Costs(2)	—	—	—	(0.07)
Stockholder distributions from:
Net investment income	(1.33)	(1.31)	(1.36)	(0.18)
Net realized capital gains	(0.03)	(0.12)	—	—
Other(3)	—	0.01	—	—
Net asset value at the end of year/period	$13.19	$13.94	$14.54	$14.45
Per share market value at end of year/period	$9.64	$11.78	$14.95	$16.38
Total return based on market value(4)	(7.76)%	(13.09)%	0.42%	10.48%
Weighted average shares outstanding at the end of year/period	12,479,961	12,281,178	12,059,293	12,035,023
Ratio/Supplemental Data:
Net assets at the end of year	$164,651,104	$173,949,452	$175,891,514	$173,845,955
Weighted average net assets	$173,453,813	$176,458,141	$175,398,660	$173,845,955
Annualized ratio of gross operating expenses to net assets(7)(8)	11.16%	9.92%	8.65%	5.49%
Annualized ratio of net operating expenses to net assets(7)(8)	10.78%	9.12%	7.63%	5.50%
Annualized ratio of interest expense and other fees to net assets(8)	3.56%	3.01%	1.78%	0.26%
Annualized ratio of net investment income before fee waiver to net assets(7)(8)	9.11%	8.40%	8.11%	4.99%
Annualized ratio of net investment income to net assets(7)(8)	9.49%	9.19%	9.13%	4.99%
Portfolio Turnover(5)	29%	19%	41%	35%
Notes Payable	$25,000,000	$25,000,000	—	—
Credit Facility Payable	$109,500,000	$106,500,000	$110,000,000	$38,000,000
Short-term loan	—	—	$9,000,000	$45,000,943
SBA Debentures	$65,000,000	$16,250,000	—	—
Asset Coverage Ratio(6)	2.22x	2.32x	2.48x	4.57x

(1)	Financial highlights are based on weighted average shares outstanding as of year ended.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(2)	The per share impact of the Company’s reinvestment of stockholder distributions and offering costs has an impact to net assets of less than $0.01 per share during the applicable period.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid. The total returns are not annualized.
(5)	Calculated as payoffs divided by average portfolio balance and is not annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA Debentures are excluded from the numerator and denominator.
(7)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments of $93,601 and $288,122 for the years ended December 31, 2015 and 2014, respectively, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain on investments to net assets for the years ended December 31, 2015 and 2014 is 0.05% and 0.17%, respectively.
(8)	Financial highlights for periods less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 9 — CREDIT FACILITY  – (continued)

liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2015, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility including that the Company have a minimum asset coverage of 2.25 to 1.0 immediately after giving effect to such borrowing. As of December 31, 2015, the Company’s asset coverage ratio was 2.22 to 1.0.

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

As and December 31, 2015 and December 31, 2014, $109,500,000 and $106,500,000 was outstanding under the Credit Facility, respectively. The carrying value of the amount outstanding under the Credit Facility approximates its fair value. From the period of inception through December 31, 2012, the Company incurred costs of $2,015,415 in connection with obtaining the Credit Facility, which the Company has recorded as prepaid loan structure fees on its statement of assets and liabilities and is amortizing these fees over the life of the Credit Facility. During the year ended December 31, 2013, the Company incurred costs of $113,384 in connection with the $20,000,000 commitment increase. During the year ended December 31, 2014, the Company incurred additional costs of $77,748 in connection with the final $15,000,000 commitment increase. Additionally, the Company incurred $667,882 in connection with the Amendment during the year ended December 31, 2014. As and December 31, 2015 and December 31, 2014, $1,302,627 and $1,774,630 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively.

For the year ended December 31, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $3,571,940 for the year ended December 31, 2015, of which $2,962,885 was interest expense, $473,398 was amortization of loan fees paid on the Credit Facility, $87,052 related to commitment fees on the unused portion of the Credit Facility, and $48,605 related to loan administration fees. The Company paid $3,096,966 in interest expense and unused commitment fees for the year ended December 31, 2015. The average borrowings under the Credit Facility for the year ended December 31, 2015 were $102,800,824.

For the year ended December 31, 2014, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.9% including commitment fees on the unused portion and other loan fees for the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $4,094,945 for the year ended December 31, 2014, of which $3,296,026 was interest expense, $558,481 was amortization of loan fees paid on the Credit Facility, $191,516 related to commitment fees on the unused portion of the Credit Facility, and $48,922 related to loan administration fees. The Company paid $3,607,979 in interest expense and unused commitment fees for the year ended December 31, 2014. The average borrowings under the Credit Facility for the year ended December 31, 2014 were $103,714,726.

For the year ended December 31, 2013, the effective interest rate under the Credit Facility was approximately 3.3% (approximately 4.6% including commitment fees on the unused portion and other loan fees for the Credit Facility). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $3,123,701 for the year ended December 31, 2013, of which $2,276,571 was interest expense, $518,106 was amortization of loan fees paid on the Credit Facility, $279,042 related to commitment fees on the unused portion of the Credit Facility, and $49,982 related to loan administration fees. The Company paid

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 9 — CREDIT FACILITY  – (continued)

$2,377,282 in interest expense and unused commitment fees for the year ended December 31, 2013. The average borrowings under the Credit Facility for the year ended December 31, 2013 were $68,449,315.

NOTE 10 — SBA DEBENTURES

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2015 and December 31, 2014, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $65 million (based on current regulatory capital, as such term is defined by the SBA) of $32.5 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $99,126,529 and $49,889,775 in assets at December 31, 2015 and December 31, 2014, respectively, which accounted for approximately 26.8% and 15.3% of our total consolidated assets at December 31, 2015 and December 31, 2014, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of December 31, 2015 and December 31, 2014, the SBIC subsidiary had $65.0 and $16.25 million of SBA-guaranteed debentures outstanding, which had a weighted average interest rate of 2.2% and 1.0%, respectively, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2025, and the remaining weighted average duration was approximately 9.9 years as of December 31, 2015.

As of December 31, 2015 and December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2015 and December 31, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2015 and December 31, 2014, the Company has incurred $2,226,250 and $719,063 in financing costs related to the SBA debentures, which were recorded as prepaid loan fees, respectively. As of December 31, 2015 and December 31, 2014, $1,984,154 and $681,947 of prepaid financing costs had yet to be amortized, respectively.

For the year ended December 31, 2015, the weighted average effective interest rate for the SBA debentures was approximately 2.2% (approximately 3.0% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $765,011 for the year ended December 31, 2015, of which $560,031 was interest expense, and $204,980 was amortization of loan fees.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 10 — SBA DEBENTURES  – (continued)

The Company paid $289,018 of interest expense during the year ended December 31, 2015. The average borrowings of SBA Debentures for the year ended December 31, 2015 were $25,437,671.

For the year ended December 31, 2014, the weighted average effective interest rate for the SBA debentures was approximately 1.0% (approximately 2.3% including loan fees), which reflects a lower pre-pooling rate that increases when the debentures pool in March or September. Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $64,488 for the year ended December 31, 2014, of which $27,372 was interest expense, and $37,116 was amortization of loan fees. The Company paid no interest expense during the year ended December 31, 2014. The average borrowings of SBA Debentures for the year ended December 31, 2014 were $13,082,278.

NOTE 11 — NOTES

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both December 31, 2015 and December 31, 2014, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was $24.6 million and $25.1 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees which are being amortized over the term of the notes, of which $618,892 and $828,956 remained to be amortized and are included within deferred financing costs on the consolidated statements of assets and liabilities as of December 31, 2015 and December 31, 2014, respectively.

For the year ended December 31, 2015, the Company incurred interest and fee expense on the Notes of $1,840,064, of which $1,625,000 was interest expense, $209,703 was amortization of loan fees paid on the Notes, and $5,361 related to administration fees. The Company paid $1,625,000 in interest expense on the Notes during the period.

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

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the results of operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2015
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Invesment Income	$8,714,091	$8,690,462	$8,602,813	$9,151,193
Net Investment Income	$3,843,415	$3,995,487	$3,819,631	$4,888,595
Net Increase (Decrease) in Net Assets from Operations	$5,393,374	$4,000,993	$(624,337)	$(1,099,494)
Total Investment Income per share(1)	$0.70	$0.70	$0.69	$0.73
Net Investment Income per share(1)	$0.31	$0.32	$0.31	$0.39
Net Increase (Decrease) in Net Assets from Operations per share(1)	$0.43	$0.32	$(0.05)	$(0.09)

	2014
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Invesment Income	$7,849,246	$8,012,709	$7,822,497	$8,640,395
Net Investment Income	$3,761,044	$3,704,862	$5,250,497	$3,795,694
Net Increase in Net Assets from Operations	$4,343,761	$2,711,567	$2,113,431	$1,010,383
Total Investment Income per share(1)	$0.65	$0.66	$0.63	$0.69
Net Investment Income per share(1)	$0.31	$0.31	$0.42	$0.30
Net Increase in Net Assets from Operations per share(1)	$0.36	$0.22	$0.17	$0.08

	2013
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Invesment Income	$6,446,440	$7,341,227	$7,917,631	$7,695,438
Net Investment Income	$3,687,382	$3,972,658	$4,133,995	$4,217,694
Net Increase in Net Assets from Operations	$5,532,118	$4,477,595	$3,825,421	$3,709,863
Total Investment Income per share(1)	$0.54	$0.61	$0.66	$0.64
Net Investment Income per share(1)	$0.31	$0.33	$0.34	$0.35
Net Increase in Net Assets from Operations per share(1)	$0.46	$0.37	$0.32	$0.30

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

NOTE 13 — INCOME TAXES

As of both December 31, 2015 and December 31, 2014, the Company had $18,682 and $92,489, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $0 for the periods ended December 31, 2015 and December 31, 2014. All of the undistributed ordinary income as of December 31, 2015 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2015. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued no U.S. federal excise tax for the years ended December 31, 2015 and December 31, 2014, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 13 — INCOME TAXES  – (continued)

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014
Ordinary income	$16,203,494	$17,090,970
Distributions of long-term capital gains(2)	765,390	410,660
Total distributions accrued or paid to common stockholders	$16,968,884	$17,501,630

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $765,390 as of December 31, 2015 differs from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain prepayment gains are characterized differently for tax reporting purposes. Distributions of long-term capital gains of $410,660 as of December 31, 2014 differs from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because $1,061,889 was short-term and therefore does not qualify for long-term capital gain treatment.

At December 31, 2015, 2014 and 2013, the components of undistributed earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheet as “Distributions in excess of net investment income” and “Accumulated undistributed net realized gain.” Differences for tax reporting arise permanently disallowed items, as well as temporary differences in reporting primarily relating to the amortization of certain start-up and organizational costs and accrued Capital Gains Incentive Fees.

	December 31, 2015	December 31, 2014	December 31, 2013
Distributions in excess of net investment income	$(779,643)	$(779,643)	$(1,262,658)
Accumulated undistributed net realized gain	—	—	1,027,392
Cumulative permanent differences related to net investment income	147,894	108,822	66,964
Cumulative temporary differences related to net investment income	650,431	763,310	1,113,488
Accumulated undistributed taxable income	$18,682	$92,489	$945,186

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2015 and December 31, 2014 were as follows:

	2015	2014
Aggregate cost of portfolio securities for federal income tax purposes	$364,212,459	$321,955,480
Gross unrealized appreciation of portfolio company securities	2,007,549	2,361,929
Gross unrealized depreciation of portfolio company securities	(17,202,311)	(8,351,975)
Net unrealized depreciation of portfolio company securities	$(15,194,762)	$(5,990,046)

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 14 — SUBSEQUENT EVENTS

Investment Portfolio

On January 25, 2016, we made an additional $3.8 million investment in the second lien term loan of Stratose. We also invested an additional $0.2 million in the company’s equity.

On January 27, 2016, we made a $0.7 million investment in the first lien term loan of Vision Media Management & Fulfillment, LLC, a distributor of entertainment industry promotional items.

Credit Facility

The outstanding balance under the Credit Facility as of March 1, 2016 was $109.5 million.

Dividend Declared

On January 13, 2016, the Company’s board of directors declared a regular monthly dividend for each of January 2016, February 2016 and March 2016 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/13/2016	1/27/2016	1/29/2016	2/12/2016	$0.1133
1/13/2016	2/25/2016	2/29/2016	3/15/2016	$0.1133
1/13/2016	3/29/2016	3/31/2016	4/15/2016	$0.1133

Stock Repurchase Program

On March 1, 2016, our board of directors authorized a 2,000,000 share common stock repurchase program. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by our board of directors, the stock repurchase program will terminate on March 1, 2017 and may be modified or terminated at any time for any reason without prior notice. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

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

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.7	Form of Purchase Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.8	Form of Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.9	Form of Guarantee and Security Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.12	Form of Letter Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.13	Commitment Increase Letter Agreement between Registrant, Cadence Bank, N.A., State Street Bank and Trust Company, Amegy Bank, N.A. and SunTrust Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on July 30, 2013).
10.14	First Amendment to Senior Revolving Agreement among the Registrant and Suntrust Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 21, 2014).

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organizations:
Stellus Capital SBIC, LP — Delaware
SKP Blocker I, Inc. — Delaware
ERC Blocker, Inc. — Delaware
APE Blocker I, Inc. — Delaware
HUF Blocker I, Inc. — Delaware
Hollander Blocker I, Inc. — Delaware
Consolidated Blocker I, Inc. — Delaware
CC Blocker I, Inc. — Delaware
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

STELLUS CAPITAL INVESTMENT CORPORATION
Date: March 3, 2016	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 3, 2016	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 3, 2016	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 3, 2016	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 3, 2016	/s/ Joshua T. Davis Joshua T. Davis Director
Date: March 3, 2016	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 3, 2016	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 3, 2016	/s/ Paul Keglevic Paul Keglevic Director
Date: March 3, 2016	/s/ William C. Repko William C. Repko Director