Form 10-Q
period 2016-03-31
Stellus Capital Investment Corp
filed 2016-05-05
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐     No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 5, 2016 was 12,479,960.

STELLUS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Non-controlled, non-affiliated investments, at fair value
(amortized cost of $369,410,970 and $364,212,459, respectively)	$352,472,534	$349,017,697
Cash and cash equivalents	6,524,058	10,875,790
Receivable for sales and repayments of investments	11,187	10,000
Interest receivable	4,612,009	4,720,031
Deferred offering costs	261,761	261,761
Accounts receivable	—	7,684
Prepaid expenses	462,863	475,449
Total Assets	$364,344,412	$365,368,412
LIABILITIES
Notes Payable, net of deferred financing costs	$24,428,292	$24,381,108
Credit facility payable, net of prepaid loan structure fees	108,327,796	108,197,373
SBA Debentures, net of prepaid loan fees	63,096,947	63,015,846
Dividends payable	1,413,982	1,413,982
Base management fees payable	1,548,373	1,518,779
Incentive fees payable	1,231,235	607,956
Interest payable	370,393	570,189
Unearned revenue	33,259	36,877
Administrative services payable	469,224	397,799
Deferred tax liability	214,384	381,723
Other accrued expenses and liabilities	278,017	195,676
Total Liabilities	$201,411,902	$200,717,308
Commitments and contingencies (Note 5)
Net Assets	$162,932,510	$164,651,104
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000
shares authorized, 12,479,960 and 12,479,962 shares
issued and outstanding, respectively)	$12,480	$12,480
Paid-in capital	180,994,752	180,994,752
Accumulated undistributed net realized gain	894	—
Distributions in excess of net investment income	(922,796)	(779,643)
Net unrealized depreciation on investments and cash
equivalents, net of provision for taxes of $214,385
and $381,723, respectively.	(17,152,820)	(15,576,485)
Net Assets	$162,932,510	$164,651,104
Total Liabilities and Net Assets	$364,344,412	$365,368,412
Net Asset Value Per Share	$13.06	$13.19

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2016	2015
INVESTMENT INCOME
Interest income	$9,374,737	$8,631,296
Other income	93,096	82,795
Total Investment Income	9,467,833	8,714,091
OPERATING EXPENSES
Management fees	$1,548,373	$1,414,134
Valuation fees	132,466	147,475
Administrative services expenses	287,300	279,200
Incentive fees	1,024,822	960,854
Professional fees	192,111	294,561
Directors’ fees	92,000	89,000
Insurance expense	118,026	116,944
Interest expense and other fees	1,879,843	1,450,492
Other general and administrative expenses	93,602	118,016
Total Operating Expenses	$5,368,543	$4,870,676
Net Investment Income	$4,099,290	$3,843,415
Net Realized Gain on Investments and Cash
Equivalents	$894	$3,169
Net Change in Unrealized Appreciation (Depreciation) on
Investments and Cash Equivalents	$(1,743,674)	$1,613,068
Benefit (provision) for taxes on unrealized gain on investments	$167,339	$(66,278)
Net Increase in Net Assets Resulting from Operations	$2,523,849	$5,393,374
Net Investment Income Per Share	$0.33	$0.31
Net Increase in Net Assets Resulting from Operations
Per Share	$0.20	$0.43
Weighted Average Shares of Common Stock
Outstanding	12,479,960	12,479,962
Distributions Per Share	$0.34	$0.34

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2016	2015
Increase in Net Assets Resulting from Operations
Net investment income	$4,099,290	$3,843,415
Net realized gain on investments and cash equivalents	894	3,169
Net change in unrealized appreciation (depreciation) on investments and
cash equivalents	(1,743,674)	1,613,068
Benefit (provision) for taxes on unrealized appreciation (depreciation) on
investments	167,339	(66,278)
Net Increase in Net Assets Resulting from Operations	$2,523,849	$5,393,374
Stockholder distributions
Net investment income	(4,242,443)	(4,242,264)
Total Distributions	$(4,242,443)	$(4,242,264)
Total increase (decrease) in net assets	$(1,718,594)	$1,151,110
Net assets at beginning of period	$164,651,104	$173,949,452
Net assets at end of period (includes $922,796 and
$1,178,472 of distributions in excess of net investment income, respectively)	$162,932,510	$175,100,562

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,523,849	$5,393,374
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(5,367,633)	(21,712,544)
Proceeds from sales and repayments of investments	513,365	17,342,354
Net change in unrealized depreciation (appreciation) on investments	1,743,674	(1,613,068)
Deferred tax provision (benefit)	(167,339)	66,278
Increase in investments due to PIK	(54,729)	(178,581)
Amortization of premium and accretion of discount, net	(289,807)	(211,463)
Amortization of loan structure fees	130,423	129,329
Amortization of deferred financing costs	81,101	76,232
Amortization of loan fees on SBIC debentures	47,184	28,690
Net realized gain on investments	(894)	(3,169)
Changes in other assets and liabilities
Decrease in interest receivable	108,022	54,545
Increase in receivable for affiliated transaction	—	(40,000)
Decrease in accounts receivable	7,684	—
Decrease in prepaid expenses and fees	12,586	—
Increase in payable for investments purchased	—	76,074
Increase in management fees payable	29,594	54,115
Increase in directors’ fees payable	—	89,000
Increase in incentive fees payable	623,279	45,277
Increase in administrative services payable	71,425	50,290
Decrease in interest payable	(199,796)	(27,347)
Decrease in unearned revenue	(3,618)	(125,380)
Increase in holdback liability	—	110,000
Increase in other accrued expenses and liabilities	82,341	52,050
Net cash used by operating activities	$(109,289)	$(343,944)
Cash flows from financing activities
Stockholder distributions paid	(4,242,443)	(4,242,264)
Borrowings under credit facility	—	22,750,000
Repayments of credit facility	—	(19,000,000)
Net cash used in financing activities	$(4,242,443)	$(492,264)
Net decrease in cash and cash equivalents	(4,351,732)	(836,208)
Cash and cash equivalents balance at beginning of period	10,875,790	2,046,563
Cash and cash equivalents balance at end of period	$6,524,058	$1,210,355
Supplemental and non-cash financing activities
Interest expense paid	$1,820,930	$1,243,588

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2016

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,238,940	$5,084,682	3.12%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	448,134	0.28%
Total										5,613,940	5,532,816	3.40%
PE II Apex Environmental, LLC								Amsterdam, OH
Term Loan	(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020	Environmental Industries	$750,000	736,172	720,492	0.44%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020		$9,750,000	9,570,234	9,366,392	5.75%
Apex Environmental Resources Holdings, LLC Common Units	(4)	Equity							295 shares	295	209	0.00%
Apex Environmental Resources Holdings, LLC Preferred Units	(4)	Equity							295 shares	295,017	209,152	0.13%
Total										10,601,718	10,296,245	6.32%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,907,909	8,000,000	4.91%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Debtor-In-Possession Loan	(14)	First Lien	12.00%		12.00%		3/31/2016	Services: Consumer	$4,500,000	4,500,000	4,500,000	2.76%
Term Loan	(4)(6)(7)	Unsecured	17.00%		15.00%	2.00%	2/27/2016		$13,200,354	13,200,354	3,296,110	2.02%
Total										17,700,354	7,796,110	4.78%
Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	13.50%		13.50%		10/28/2020	Metals & Mining	$4,463,583	4,255,512	4,230,616	2.60%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	365,840	0.22%
Total										4,469,798	4,596,456	2.82%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,402,864	7,233,193	4.44%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	243,911	0.15%
Total										7,927,864	7,477,104	4.59%
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(3)	First Lien	L+8.50%	0.50%	9.00%		12/31/2020	Automotive	$125,000	122,599	121,462	0.07%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	0.50%	9.00%		12/31/2020		$9,750,000	9,558,882	9,474,040	5.81%
CPP Holdings LLC Common Shares, Class A	(4)	Equity							149,828 shares	149,828	152,385	0.09%
Total										9,831,309	9,747,887	5.97%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(3)	First Lien	L+8.06%	1.00%	9.06%		7/16/2020	Education	$12,500,000	12,388,500	11,998,741	7.36%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,356,028	12,236,902	7.51%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,941,747	4,894,761	3.00%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,971,059	1,957,904	1.20%
Colford Capital Holding, LLC Preferred Units	(4)(5)	Equity							35,945 units	557,143	623,720	0.38%
Total										19,825,977	19,713,287	12.09%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2016

Doskocil Manufacturing Company, Inc. (Petmate)								Arlington, TX
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		11/10/2020	Consumer goods: non-durable	$8,750,000	8,606,942	8,440,337	5.18%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(13)	Second Lien	L+10.50%	0.50%	11.14%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,858,633	9,000,000	5.52%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	445,091	0.27%
Total										9,108,633	9,445,091	5.79%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,216,203	18,027,952	11.06%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,649	2,543,532	1.56%
Total										19,890,852	20,571,484	12.62%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,492,877	11,228,865	6.89%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,611,335	9,391,222	5.76%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,047,415	0.64%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	10,580	0.01%
Total										22,421,618	21,678,082	13.30%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,443,125	3,388,507	3,331,690	2.04%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	64,494	0.04%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,020	1,654	0.00%
Total										3,509,197	3,397,838	2.08
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Services: Business	$5,000,000	4,911,862	4,805,197	2.95%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1.00%	11.00%		3/14/2017	Energy: Oil & Gas	$1,710,667	1,698,908	1,287,933	0.79%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,850,000	4,809,149	4,800,369	2.95%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,894,863	3,867,431	2.37%
Total										8,704,012	8,667,800	5.32%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,425,000	7,335,944	7,181,479	4.41%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	242,304	187,136	0.11%
Total										7,578,248	7,368,615	4.52%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,648,273	6,356,347	3.90%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2016

HUF Worldwide, LLC	(9)							Los Angeles, CA
Term Loan	(13)	First Lien	L+9.00%	0.50%	9.62%		10/22/2019	Retail	$4,838,524	4,763,888	4,710,443	2.89%
Term Loan (SBIC)	(2)(13)	First Lien	L+9.00%	0.50%	9.62%		10/22/2019		$8,133,726	8,011,658	7,918,417	4.86%
HUF Holdings, LLC Common Class A Units	(4)	Equity							556,948 units	556,090	489,416	0.30%
Total										13,331,636	13,118,276	8.05%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9.00%		4/18/2020	Transportation: Cargo	$6,841,739	6,751,320	5,689,507	3.49%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$7,649,757	7,540,508	7,380,548	4.53%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$9,618,451	9,485,010	9,279,960	5.70%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,145,448	0.70%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	236,743	0.15%
Total										18,232,200	18,042,699	11.08%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Finance	$575,000	563,914	547,816	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$9,750,000	9,562,003	9,289,051	5.70%
MTC Parent, LP Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	835,294	0.51%
Total										10,875,917	10,672,161	6.55%
NetMotion Wireless, Inc., et al								Milpitas, CA
Term Loan	(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020	Services: Business	$9,000,000	8,848,979	8,656,664	5.31%
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020		$1,000,000	983,220	961,852	0.59%
Endpoint Security Holdings, LLC	(6)	Unsecured	15.00%			15.00%	10/3/2016		$109,316	108,216	108,216	0.07%
Endpoint Security Holdings, LLC Class A Common Stock	(4)	Equity							9,174 shares	293,103	139,627	0.09%
Endpoint Security Holdings, LLC Class B Common Stock	(4)	Equity							9,174 shares	706,897	336,746	0.21%
Total										10,940,415	10,203,105	6.27%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	3,969,925	3,882,092	2.38%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	50,543	0.03%
Total										4,019,925	3,932,635	2.41%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(11)	First Lien	L+7.50%		7.94%		9/30/2018	Retail	$400,000	400,000	400,000	0.25%
Term A Loan	(11)	First Lien	L+7.50%		7.94%		9/30/2018		$1,990,044	1,990,044	1,990,044	1.22%
Term B Loan	(6)(11)	First Lien	L+10.25%		8.94%	1.75%	9/30/2018		$6,357,582	6,357,582	6,181,739	3.79%
Total										8,747,626	8,571,783	5.26
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,449,845	7,548,045	4.63%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	Services: Business	$10,000,000	9,809,801	9,493,595	5.83%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,728,494	19,786,318	12.14%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	907,597	0.56%
Total										20,891,038	20,693,915	12.70%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2016

Software Paradigms International Group, LLC								Atlanta, GA
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		5/22/2020	Retail	$7,175,141	7,068,693	6,903,451	4.24%
Term Loan	(3)(12)	Delay Draw	L+8.00%	1.00%	9.00%		5/22/2020		$2,417,454	2,385,274	2,325,915	1.43%
Total										9,453,967	9,229,366	5.67%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,920,974	6,870,746	6,801,137	4.17%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,176,746	7,095,270	7,054,398	4.33%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	657,668	0.40%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	73,074	0.04%
Total										7,720,123	7,785,140	4.77%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		7/26/2022	Services: Business	$15,000,000	14,678,142	14,700,000	9.02%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	1,144,187	0.70%
Atmosphere Aggregator Holdings II, LP Common Units	(4)	Equity							254,250 units	254,250	254,250	0.16%
Total										15,682,392	16,098,437	9.88%
360 Holdings III Corp								Irvine, CA
Term Loan	(3)	First Lien	L+9.00%	1.00%	10.00%		10/1/2021	Consumer goods: non-durable	$3,980,000	3,825,522	3,798,289	2.33%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$4,748,408	4,684,295	4,699,709	2.88%
T2 Systems Canada, Inc.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$2,657,843	2,632,908	2,630,584	1.61%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,965,747	4,272,746	2.62%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+10.50%	1.00%	11.50%		6/8/2020	Finance	$4,500,000	4,460,796	4,348,174	2.67%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	463,646	0.28%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,462	0.01%
Total										4,910,796	4,821,282	2.96%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,482,334	2,479,926	1.52%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2016

Vision Media Management & Fulfillment, LLC							Valencia, CA
Term Loan (SBIC)	(2)(3)	First Lien	L+9.50%	1.00%	10.50%	1/27/2021	Media: Broadcasting & Subscription	$650,000	637,337	637,337	0.39%
Zemax, LLC							Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%	4/23/2020	Software	$3,962,500	3,899,166	3,838,112	2.36%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity						24,500 units	245,000	232,630	0.14%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity						5,000 shares	5,000	4,748	0.00%
Total									4,149,166	4,075,490	2.50%

Total Non-controlled, non-affiliated investments									369,410,970	352,472,534	216.26%
Net Investments									369,410,970	352,472,534	216.26%
LIABILITIES IN EXCESS OF OTHER ASSETS										(189,540,024)	(116.33)%
NET ASSETS										162,932,510	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $2,040,953 of cash and $96,934,638 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion.

(3)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 84% of the Company’s total assets.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.

(7)	Investment has been on non-accrual status since January 1, 2014. The coupon rate on this investment includes 2% default interest.

(8)	T2 Systems Canada, Inc. is the Canadian co-borrower of the term loan of T2 Systems, Inc.

(9)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,250,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.

(12)	Excluded from the investment is an undrawn commitment in an amount not to exceed $407,405, an interest rate of LIBOR Plus 8.00% and a maturity of May 22, 2020.

(13)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	The coupon rate on this investment includes 2% default interest.

Abbreviation Legend

L — LIBOR

PIK — Payment-In-Kind

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$4,507,500	$4,434,107	$4,359,514	2.65%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	343,266	0.21%
Total										4,809,107	4,702,780	2.86%
PE II Apex Environmental, LLC								Amsterdam, OH
Term Loan	(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020	Environmental Industries	$750,000	735,578	735,578	0.45%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020		$9,750,000	9,562,517	9,562,517	5.81%
Apex Environmental Resources Holdings, LLC Common Units	(4)	Equity							295 shares	295	295	0.00%
Apex Environmental Resources Holdings, LLC Preferred Units	(4)	Equity							295 shares	295,017	295,017	0.18%
Total										10,593,407	10,593,407	6.44%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,901,427	8,000,000	4.86%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Debtor-In-Possession Loan	(15)	First Lien	12.00%		12.00%		3/31/2016	Services: Consumer	$4,500,000	4,472,680	4,472,680	2.72%
Term Loan	(4)(6)(7)	Unsecured	17.00%		15.00%	2.00%	2/27/2016		$13,200,354	13,200,354	4,668,833	2.84%
Total										17,673,034	9,141,513	5.56%
Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	13.50%		13.50%		10/28/2020	Metals & Mining	$4,474,770	4,258,720	4,186,037	2.54%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	332,851	0.20%
Total										4,473,006	4,518,888	2.74%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,396,534	7,315,485	4.44%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	261,982	0.16%
Total										7,921,534	7,577,467	4.60%
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(14)	First Lien	L+8.50%	0.50%	9.11%		12/31/2020	Automotive	$125,000	122,500	122,500	0.07%
Term Loan (SBIC)	(2)(14)	First Lien	L+8.50%	0.50%	9.11%		12/31/2020		$9,750,000	9,555,000	9,555,000	5.80%
CPP Holdings LLC Common Shares, Class A	(4)	Equity							149,828 shares	149,828	149,828	0.09%
Total										9,827,328	9,827,328	5.96%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(3)(14)	First Lien	L+8.08%	1.00%	9.08%		7/16/2020	Education	$12,500,000	12,383,339	12,081,063	7.34%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,341,796	12,167,408	7.39%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,968,212	1,946,785	1.18%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,935,988	4,866,963	2.96%
Colford Capital Holding, LLC Preferred Units	(4)(5)	Equity							35,945 units	557,143	637,114	0.39%
Total										19,803,139	19,618,270	11.92%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2015

Doskocil Manufacturing Company, Inc. (Petmate)								Arlington, TX
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		11/10/2020	Consumer goods: non-durable	$8,750,000	8,600,852	8,600,852	5.22%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(14)	Second Lien	L+10.50%	0.50%	11.11%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,853,102	8,658,005	5.26%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	334,846	0.20%
Total										9,103,102	8,992,851	5.46%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,199,005	17,924,038	10.89%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,649	2,795,034	1.70%
Total										19,873,654	20,719,072	12.59%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,484,965	11,336,359	6.89%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,604,846	9,481,122	5.76%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	540,667	0.33%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	5,461	0.00%
Total										22,407,217	21,363,609	12.98%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,465,000	3,407,044	3,348,424	2.03%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	83,596	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,020	2,144	0.00%
Total										3,527,734	3,434,164	2.08
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Services: Business	$5,000,000	4,909,192	4,760,844	2.89%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1.00%	11.00%		3/14/2017	Energy: Oil & Gas	$1,741,917	1,726,895	1,467,388	0.89%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,862,500	4,816,445	4,764,126	2.89%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,885,629	3,838,742	2.33%
Total										8,702,074	8,602,868	5.22%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,443,750	7,350,520	7,130,895	4.33%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	242,304	259,346	0.16%
Total										7,592,824	7,390,241	4.49%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,644,181	6,581,989	4.00%
HUF Worldwide, LLC	(9)							Los Angeles, CA
								Retail
Term Loan	(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019		$4,838,524	4,760,081	4,785,640	2.91%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019		$8,133,726	8,004,462	8,044,826	4.89%
HUF Holdings, LLC Common Class A Units	(4)	Equity							556,948 units	556,090	384,110	0.23%
Total										13,320,633	13,214,576	8.03%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2015

Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9.00%		4/18/2020	Transportation: Cargo	$6,841,739	6,746,827	5,660,744	3.44%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$7,702,069	7,584,195	7,464,720	4.53%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$9,684,225	9,540,113	9,385,794	5.70%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,095,986	0.67%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	206,682	0.13%
Total										18,330,990	18,153,182	11.03%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Services: Finance	$575,000	563,602	563,602	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$9,750,000	9,556,727	9,556,727	5.80%
MTC Parent, LP Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	750,000	0.46%
Total										10,870,329	10,870,329	6.60%
NetMotion Wireless, Inc., et al								Milpitas, CA
Term Loan	(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020	Services: Business	$9,000,000	8,842,425	8,755,915	5.32%
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020		$1,000,000	982,492	972,879	0.59%
Endpoint Security Holdings, LLC	(6)	Unsecured	15.00%			15.00%	10/3/2016		$105,501	103,885	103,391	0.06%
Endpoint Security Holdings, LLC Class A Common Stock	(4)	Equity							9,174 shares	293,103	281,233	0.17%
Endpoint Security Holdings, LLC Class B Common Stock	(4)	Equity							9,174 shares	706,897	678,268	0.41%
Total										10,928,802	10,791,686	6.55%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	3,966,918	3,913,652	2.38%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	49,253	0.03%
Total										4,016,918	3,962,905	2.41%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(11)	First Lien	L+7.50%		7.92%		9/30/2018	Retail	$400,000	400,000	398,270	0.24%
Term A Loan	(11)	First Lien	L+7.50%		7.92%		9/30/2018		$2,159,427	2,159,427	2,150,087	1.31%
Term B Loan	(6)(11)	First Lien	L+10.25%		8.92%	1.75%	9/30/2018		$6,342,590	6,342,590	6,314,455	3.84%
Total										8,902,017	8,862,812	5.39
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,447,929	6,769,899	4.11%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	Services: Business	$10,000,000	9,804,834	9,595,431	5.83%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,708,633	19,647,860	11.93%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,035,784	0.63%
Total										20,871,177	20,683,644	12.56%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2015

Software Paradigms International Group, LLC								Atlanta, GA
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		5/22/2020	Retail	$7,175,141	7,063,528	6,966,429	4.23%
Term Loan	(3)(12)	Delay Draw	L+8.00%	1.00%	9.00%		5/22/2020		$2,417,454	2,383,713	2,347,134	1.43%
Total										9,447,241	9,313,563	5.66%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,939,068	6,881,287	6,839,308	4.15%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,153,893	7,067,346	6,973,349	4.24%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	646,194	0.39%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	71,799	0.04%
Total										7,692,199	7,691,342	4.67%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		12/30/2021	Services: Business	$11,250,000	10,994,047	10,736,692	6.52%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	946,969	0.58%
Total										11,744,047	11,683,661	7.10%
360 Holdings III Corp								Irvine, CA
Term Loan	(13)	First Lien	P+8.00%	2.00%	11.50%		10/1/2021	Consumer goods: non-durable	$3,990,000	3,830,000	3,830,000	2.33%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$4,808,514	4,739,046	4,715,703	2.86%
T2 Systems Canada, Inc.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$2,691,486	2,664,358	2,639,536	1.60%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,964,227	4,376,218	2.66%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+10.50%	1.00%	11.50%		6/8/2020	Finance	$4,500,000	4,458,997	4,375,121	2.66%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	464,075	0.28%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,471	0.01%
Total										4,908,997	4,848,667	2.95%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,481,388	2,455,931	1.49%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,896,167	3,821,362	2.32%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	257,352	0.16%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	5,000	5,252	0.00%
Total										4,146,167	4,083,966	2.48%

Total Non-controlled, non-affiliated investments										364,212,459	349,017,697	212.00%
Net Investments										364,212,459	349,017,697	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS											(184,366,593)	(85.52)%
NET ASSETS											164,651,104	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2015

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled nonaffiliated investments and cash, but exclude $3,012,259 of cash and $95,531,697 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for discussion.

(3)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 83% of the Company’s total assets.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.

(7)	Investment has been on non-accrual status since January 1, 2014. The coupon rate on this investment includes 2% default interest.

(8)	Digital Payment Technologies Corp. amended its name to T2 Systems Canada, Inc. and is the Canadian co-borrower of the term loan of T2 Systems, Inc.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,250,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.

(12)	Excluded from the investment is an undrawn commitment in an amount not to exceed $407,405, an interest rate of LIBOR Plus 8.00%, LIBOR floor of 1%, and a maturity of May 22, 2020.

(13)	This loan has a Prime floor of 2.00% which is lower than the current applicable Prime rate.

(14)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(15)	The coupon rate on this investment includes 2% default interest.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. The Company’s investment activities are managed by our investment adviser, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. In connection with the Offering, the Company sold 9,200,000 shares (including 1,200,000 shares pursuant to the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. Including the Offering, the Company has raised $151,250,000 including (i) $500,010 of seed capital contributed by Stellus Capital and (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital. In addition, in connection with the acquisition of the Company’s initial portfolio, the Company issued $29,159,145 in shares of the Company’s common stock. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

The Company has established wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc., SCIC — HUF Blocker 1, Inc. and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

On June 14, 2013, we formed Stellus Capital SBIC, LP (the “SBIC subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC GP, LLC, a Delaware limited liability company, as wholly owned subsidiaries of the Company. On June 20, 2014, the SBIC subsidiary received a license from the U.S. Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. The SBIC subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million of regulatory capital, as such term is defined by the SBA, and has received commitments from the SBA of $65.0 million. As of both March 31, 2016 and December 31, 2015, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures outstanding.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2016 and March 31, 2015 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015. Certain reclassifications have been made to certain prior period balances to conform with current presentation. In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At March 31, 2016, cash balances totaling $6,524,058 exceeded FDIC insurance protection levels of $250,000 by $6,274,058, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 7). On March 31, 2016 and December 31, 2015, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our credit facility, notes and SBA debentures and are capitalized at the time of payment. These are costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument.

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

Investments

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by the board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Investments purchased within 90 days of the valuation date will be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our board of directors, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board of directors will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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
March 31, 2016
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

Payment-in-Kind Interest

We have investments in our portfolio that contain a payment-in-kind (“PIK”) interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred no excise tax expense for the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016 and December 31, 2015, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2016 and 2015, respectively.

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

For the three months ended March 31, 2016 and 2015, the Company recorded deferred income tax benefit (provision) of $167,339 and ($66,278), respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2016 and December 31, 2015, the Company had a deferred tax liability of $214,384 and $381,723, respectively.

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
March 31, 2016
(Unaudited)

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date.

In November 2015, the FASB issued ASU 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The Company believes that this guidance will not have an impact on its consolidated financial statements.

ASU No. 2015-03 — Simplifying the Presentation of Debt Issuance Costs was effective for the quarter ended March 31, 2016. The new guidance requires that debt issuance costs related to a recognized debt liability be presented as a deduction from the debt liability rather than as an asset. Accordingly, the Company has adopted the guidance as of January 1, 2016. Certain reclassifications have been made to prior period line items on the Company’s Consolidated Statement of Assets and Liabilities as the new guidance requires retrospective application.

In May 2015, the FASB issued ASU 2015-07 - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and early adoption is permitted. The update requires the retrospective adoption approach. The Company has adopted the guidance as of January 1, 2016 and there is no impact on its consolidated financial statement.

In August 2014, the FASB issued ASU No. 2014-15 — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with the preparation of interim and annual reports, the Company’s management will evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date the financial statements are available to be issued, when applicable), and, if so, disclose that fact. Additionally, the Company’s management must evaluate and disclose whether its plans will alleviate that doubt. The guidance is effective for the Company beginning January 1, 2016. The Company has adopted the guidance as of January 1, 2016 and there is no impact on its consolidated financial statement.

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

For the three months ended March 31, 2016 and 2015, the Company recorded an expense for base management fees of $1,548,373 and $1,414,134, respectively. As of March 31, 2016 and December 31, 2015, $1,548,373 and $1,518,779, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

For the three months ended March 31, 2016 and March 31, 2015, the Company incurred $1,024,822 and $960,854, respectively, of Investment Income Incentive Fees. As of March 31, 2016 and December 31, 2015, $1,231,235 and $607,956, respectively, of such incentive fees were payable to the Advisor, of which $1,016,163 and $401,573, respectively, were currently payable (as explained below). As of March 31, 2016 and December 31, 2015, $215,072 and $206,383, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. As of March 31, 2016, $117,681 of the currently payable incentive fee of $1,016,163 is further deferred due to the current and 11 preceding calendar quarter return requirement noted above. As of December 31, 2015, none of the currently payable fee of $401,573 was deferred due to the current and 11 preceding calendar quarter return requirement.

Capital Gains Incentive Fee

A portion of the Capital Gains Incentive Fee may be payable to the Advisor on an annual basis. This portion of the fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2016 and 2015, the Company incurred no incentive fees related to the Capital Gains Incentive Fee. As of March 31, 2016 and December 31, 2015, no Capital Gains Incentive Fees were payable to the Advisor, subject to the limitations set forth below.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended
	March 31
	2016	2015
Investment Income Incentive Fees Incurred	$1,024,822	$960,854
Capital Gains Incentive Fee Incurred	—	—
Incentive Fee Expense	$1,024,822	$960,854

	March 31,	December 31,
	2016	2015
Investment Income Incentive Fee Currently Payable(a)	$1,016,163	$401,573
Investment Income Incentive Fee Deferred	215,072	206,383
Incentive Fee Payable	$1,231,235	$607,956

(a)	Included in the Investment Income Incentive Currently Payable at March 31, 2016 and December 31, 2015 is $117,681 and $0, respectively, that is not owed currently due to the current and 11 preceding calendar quarter return requirements.

Director Fees

For the three months ended March 31, 2016 and 2015, the Company recorded an expense relating to director fees of $92,000 and $89,000, respectively. As of both March 31, 2016 and December 31, 2015, no fees were payable relating to our directors.

Co-Investment Pursuant to SEC Order

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
March 31, 2016
(Unaudited)

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

For the three months ended March 31, 2016 and 2015, the Company recorded expenses of $254,153 and $170,759, respectively, relating to the administration agreement. As of March 31, 2016 and December 31, 2015, $254,153 and $195,221, respectively, remained payable to Stellus Capital under the administration agreement.

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
March 31, 2016
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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Per Share
January 22, 2015	February 02, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 08, 2015	July 31, 2015	August 14, 2015	$0.1133
July 08, 2015	August 31, 2015	September 15, 2015	$0.1133
July 08, 2015	September 30, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133
January 13, 2016	January 29, 2016	February 12, 2015	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No new shares were issued in connection with the distributions made during the three months ended March 31, 2016 and 2015.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

At March 31, 2016, the Company had investments in 40 portfolio companies. The composition of our investments as of March 31, 2016 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$133,624,814	$131,111,124
Senior Secured – Second Lien	141,422,823	136,792,425
Unsecured Debt	81,587,296	71,244,653
Equity	12,776,037	13,324,332
Total Investments	$369,410,970	$352,472,534

At December 31, 2015, the Company had investments in 39 portfolio companies. The composition of our investments as of December 31, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$133,344,891	$131,908,961
Senior Secured – Second Lien	136,853,644	131,972,581
Unsecured Debt	81,492,139	72,212,282
Equity	12,521,785	12,923,873
Total Investments	$364,212,459	$349,017,697

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of both March 31, 2016 and December 31, 2015, the Company had three such investments with aggregate unfunded commitments of $3,257,405. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2016 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$131,111,124	$131,111,124
Senior Secured – Second Lien	—	—	136,792,425	136,792,425
Unsecured Debt	—	—	71,244,653	71,244,653
Equity	—	—	13,324,332	13,324,332
Total Investments	$—	$—	$352,472,534	$352,472,534

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2016 are as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$131,908,963	$131,972,581	$72,212,282	$12,923,871	$349,017,697
Purchases of investments	637,000	4,476,383	—	254,250	5,367,633
Payment-in-kind interest	28,061	—	26,668	—	54,729
Sales and Redemptions	(514,552)	—	—	—	(514,552)
Realized Gains	894	—	—	—	894
Change in unrealized depreciation
included in earnings	(1,077,762)	250,664	(1,062,787)	146,211	(1,743,674)
Amortization of premium and
accretion of discount, net	128,520	92,797	68,490	—	289,807
Fair value at end of period	$131,111,124	$136,792,425	$71,244,653	$13,324,332	$352,472,534
Change in unrealized depreciation on
Level 3 investments still held as of
March 31, 2016	$(1,077,762)	$250,664	$(1,062,787)	$146,211	$(1,743,674)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2015 are as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of year	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Purchases of investments	69,339,674	58,891,000	5,028,391	4,653,457	137,912,522
Payment-in-kind interest	119,516	—	319,536	—	439,052
Sales and Redemptions	(12,893,129)	(24,713,777)	(59,935,102)	(8,552)	(97,550,560)
Realized Gains	137,793	—	283,933	—	421,726
Change in unrealized depreciation
included in earnings	(776,936)	(4,084,525)	(3,019,906)	(1,323,350)	(9,204,717)
Amortization of premium and
accretion of discount, net	452,080	322,985	259,175	—	1,034,240
Transfer from Level 2	—	8,372,500	—	—	8,372,500
Fair value at end of year	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Change in unrealized depreciation on
Level 3 investments still held as
December 31, 2014	$(771,909)	$(4,432,180)	$(3,415,546)	$(1,323,350)	$(9,942,985)

Transfers are reflected at the value of the securities at the beg inning of the period. There were no transfers of Level or Level 3 investments during the three months ended March 31, 2016. During the year ended December 31, 2015, one transfer from Level 2 to Level 3 as additional valuation methods were considered when determining the fair investment.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$45,260,673	$43,503,046	12.35%
New York	53,174,318	42,771,641	12.13%
Georgia	30,047,155	30,149,085	8.55%
Colorado	27,798,761	28,571,484	8.11%
California	28,734,910	27,757,007	7.87%
Massachusetts	22,421,618	21,678,082	6.15%
New Jersey	21,136,126	20,570,524	5.84%
Alabama	18,232,200	18,042,699	5.12%
Illinois	17,524,190	17,028,508	4.83%
Missouri	14,074,380	13,717,837	3.89%
Tennessee	12,292,135	11,973,521	3.40%
Ohio	10,601,718	10,296,245	2.92%
Pennsylvania	9,831,309	9,747,887	2.77%
Puerto Rico	8,704,012	8,667,800	2.46%
Canada	9,384,228	8,320,091	2.36%
Florida	7,578,248	7,368,615	2.09%
Minnesota	6,870,746	6,801,137	1.93%
North Carolina	4,911,862	4,805,197	1.36%
Indiana	4,684,295	4,699,709	1.33%
Kentucky	4,469,798	4,596,456	1.30%
Washington	4,149,166	4,075,490	1.16%
Virginia	4,019,925	3,932,635	1.12%
Arizona	3,509,197	3,397,838	0.96%
	$369,410,970	$352,472,534	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
New York	$53,089,906	$44,028,592	12.62%
Texas	44,455,960	42,224,563	12.10%
Colorado	27,775,081	28,719,072	8.23%
California	28,079,435	27,836,262	7.97%
Georgia	26,100,285	25,845,891	7.41%
Massachusetts	22,407,217	21,363,609	6.12%
New Jersey	21,285,356	20,943,875	6.00%
Alabama	18,330,990	18,153,182	5.20%
Illinois	17,514,510	17,452,318	5.00%
Missouri	14,067,329	13,369,069	3.83%
Tennessee	12,286,222	12,051,362	3.45%
Ohio	10,593,407	10,593,407	3.04%
Pennsylvania	9,827,328	9,827,328	2.82%
Puerto Rico	8,702,074	8,602,868	2.46%
Canada	9,411,185	8,300,280	2.38%
Florida	7,592,824	7,390,241	2.12%
Minnesota	6,881,287	6,839,308	1.96%
North Carolina	4,909,192	4,760,844	1.36%
Indiana	4,739,046	4,715,703	1.35%
Kentucky	4,473,006	4,518,888	1.29%
Washington	4,146,167	4,083,966	1.17%
Virginia	4,016,918	3,962,905	1.14%
Arizona	3,527,734	3,434,164	0.98%
	$364,212,459	$349,017,697	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,503,728	$55,900,645	15.87%
Services: Business	41,344,470	40,600,334	11.52%
Healthcare & Pharmaceuticals	35,465,610	36,040,421	10.23%
Retail	31,533,229	30,919,425	8.77%
Media: Broadcasting & Subscription	31,555,407	30,737,922	8.72%
Software	26,570,784	25,753,572	7.31%
Services: Consumer	25,278,602	15,164,725	4.30%
Telecommunications	16,377,709	15,025,149	4.26%
Chemicals, Plastics, & Rubber	14,722,573	14,977,907	4.25%
Consumer goods: non-durable	12,432,464	12,238,626	3.47%
Education	12,388,500	11,998,741	3.40%
Environmental Industries	10,601,718	10,296,245	2.92%
Automotive	9,831,309	9,747,887	2.77%
Beverage, Food, & Tobacco	7,907,909	8,000,000	2.27%
Transportation & Logistics	7,317,203	7,330,293	2.08%
High Tech Industries	6,648,273	6,356,347	1.80%
Transportation: Cargo	6,751,320	5,689,507	1.61%
Metals & Mining	4,469,798	4,596,456	1.30%
Services: Government	4,019,925	3,932,635	1.12%
Hotel, Gaming, & Leisure	3,509,197	3,397,838	0.96%
Construction & Building	2,482,334	2,479,926	0.70%
Energy: Oil & Gas	1,698,908	1,287,933	0.37%
	$369,410,970	$352,472,534	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	$349,017,697	100.00%

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2016:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-.47% to 9.73% (0.96%)
		Income/Market	Risk free rates	-.72% to 0.38% (-0.41%)
First lien debt	$131,111,124	approach (2)	Market multiples	7x to 21x (12x)(4)

			HY credit spreads,	-4.29% to 5.76% (0.73%)
		Income/Market	Risk free rates	-1.19% to 0.09% (-0.59%)
Second lien debt	$136,792,425	approach (2)	Market multiples	8x to 18x (12x)(4)

			HY credit spreads,	-3.67% to 0.93% (-0.06%)
		Income/Market	Risk free rates	-0.99% to -0.04% (-0.55%)
Unsecured debt	$71,244,653	approach (2)	Market multiples	10x to 19x (12x)(4)

			Underwriting multiple/
Equity investments	$13,324,332	Market approach (5)	EBITDA Multiple	1x to 13x (9x)
Total Long Term Level 3
Investments	$352,472,534

(1)	Weighted average based on fair value as of March 31, 2016.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -4.29% (-429 basis points) to 5.76% (576 basis points). The average of all changes was 0.73%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	0.00% to 2.83% (0.97%)
		Income/Market	Risk free rates	-0.37% to 0.89% (-0.12%)
First lien debt	$131,908,961	approach (2)	Market multiples	5x to 28x (11x) (4)

			HY credit spreads,	-4.48% to 5.01% (0.82%)
		Income/Market	Risk free rates	-0.71% to 0.17% (-0.22%)
Second lien debt	$131,972,581	approach (2)	Market multiples	7x to 14x (10x)(4)

			HY credit spreads,	-3.86% to 0.74% (-0.25%)
		Income/Market	Risk free rates	-0.46% to 0.36% (-0.10%)
Unsecured debt	$72,212,282	approach (2)	Market multiples	9x to 12x (10x)(4)

			Underwriting multiple/
Equity investments	$12,923,873	Market approach (5)	EBITDA Multiple	1x to 13x (8x)
Total Long Term Level 3
Investments	$349,017,697

(1)	Weighted average based on fair value as of December 31, 2015.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from 0.00% (0 basis points) to 2.83% (283 basis points). The average of all changes was 0.97%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

As of both March 31, 2016 and December 31, 2015, the Company had $3,257,405 of unfunded commitments to provide debt financing to three of our portfolio companies.

NOTE 6 — FINANCIAL HIGHLIGHTS

	For the	For the
	three months	three months
	ended	ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.19	$13.94
Net investment income	0.33	0.31
Change in unrealized appreciation (depreciation)	(0.14)	0.13
Realized gain(2)	—	—
Provision for taxes on unrealized appreciation on investments	0.01	(0.01)
Total from investment operations	$0.20	$0.43
Stockholder distributions from:
Net investment income	(0.34)	(0.34)
Net asset value at end of period	$13.05	$14.03

Per share market value at end of period	$10.22	$12.07
Total return based on market value (3)	10.11%	5.34%
Weighted average shares outstanding	12,479,960	12,479,962

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

	For the		For the
	three months		three months
	ended		ended
	March 31, 2016		March 31, 2015
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$162,932,510		$175,100,562
Weighted Average net assets	$164,632,218		$173,962,242
Annualized ratio of gross operating expenses to net assets (4) (7)	13.01%		11.39%
Annualized ratio of interest expense and other fees to net assets (4)	4.59%		3.38%
Annualized ratio of net investment income to net assets (4) (7)	10.12%		8.92%
Portfolio Turnover (5)	0.15%		5.43%
Notes payable	$25,000,000		$25,000,000
Credit Facility payable	$109,500,000		$110,250,000
SBA Debentures	$65,000,000		$16,250,000
Asset coverage ratio (6)	2.21	x	2.29	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	The per share impact of the Company’s realized gains for the three months ended March 31, 2016 and 2015 had an impact to net assets of less than $0.01 per share during the applicable period.

(3)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.

(4)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

(5)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(6)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator.

(7)	These ratios include the impact of the benefit for income taxes related to unrealized loss on investments of $167,339 for the three months ended March 31, 2016 and a provision for income taxes related to unrealized gain on investments of ($66,278) for the three months ended March 31, 2015, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the three months ended March 31, 2016 and 2015 is 0.10% and 0.04%, respectively.

NOTE 7 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank, one of the lenders, serves as administrative agent under the Credit Facility. The Credit Facility, as amended on November 21, 2014, provides for borrowings in an aggregate amount of $120,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of March 31, 2016, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility including that the Company have a minimum asset coverage of 2.25 to 1.0 immediately after giving effect to such borrowing. As of March 31, 2016, the Company’s asset coverage ratio was 2.21 to 1.0.

As of both March 31, 2016 and December 31, 2015, $109,500,000 was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3,067,715 in connection with obtaining, amending, and maintaining the Credit Facility, which has been recorded as prepaid loan structure fees on its statement of assets and liabilities and being amortized over the life of the Credit Facility. As of March 31, 2016 and December 31, 2015, $1,172,204 and $1,302,627 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31,	December 31,
	2016	2015
Credit Facility payable	$109,500,000	$109,500,000
Prepaid loan structure fees	1,172,204	1,302,627
Credit facility payable, net of prepaid loan structure fees	$108,327,796	$108,197,373

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

For the three months ended March 31, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.6% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $989,444 for the three months ended March 31, 2016, of which $845,750 was interest expense, $118,025 was amortization of loan fees paid on the Credit Facility, $13,271 related to commitment fees on the unused portion of the Credit Facility, and $12,398 related to loan administration fees. The Company paid $857,140 in interest expense and unused commitment fees for the three months ended March 31, 2016. The average borrowings under the Credit Facility for the three months ended March 31, 2016 were $109,500,000.

For the three months ended March 31, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.4% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $894,837 for the three months ended March 31, 2015, of which $747,987 was interest expense, $116,728 was amortization of loan fees paid on the Credit Facility, $17,522 related to commitment fees on the unused portion of the Credit Facility, and $12,600 related to loan administration fees. The Company paid $774,516 in interest expense and unused commitment fees for the three months ended March 31, 2015. The average borrowings under the Credit Facility for the three months ended March 31, 2015 were $105,897,222.

NOTE 8 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both March 31, 2016 and December 31, 2015, the carrying amount of the Notes was approximately $25,000,000 and the fair value of the Notes was approximately $24.7 million. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $919,570 of fees which are being amortized over the term of the Notes, of which $571,708 remains to be amortized. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the Notes Payable, net of deferred financing costs:

	March 31,	December 31,
	2016	2015
Notes payable	$25,000,000	$25,000,000
Deferred financing costs	571,708	618,892
Notes payable, net of deferred financing costs	$24,428,292	$24,381,108

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

For the three months ended March 31, 2016, the Company incurred interest and fee expense on the Notes of $453,434, of which $406,250 was interest expense, $45,439 was amortization of loan fees paid on the Notes, and $1,745 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

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

NOTE 9 — SBA DEBENTURES

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both March 31, 2016 and December 31, 2015, the SBIC subsidiary had $32,500,000 in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test.

On a stand-alone basis, the SBIC subsidiary held $98,719,538 and $99,126,529 in assets at March 31, 2016 and December 31, 2015, respectively, which accounted for approximately 27.0% of our total consolidated assets for both periods.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both March 31, 2016 and December 31, 2015, the SBIC subsidiary had $65,000,000 of SBA-guaranteed debentures outstanding, which mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2025, and the remaining weighted average duration is approximately 9.6 years as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2016 and December 31, 2015 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2016, the Company has incurred $2,226,250 in financing costs related to the SBA-guaranteed debentures, which were recorded as prepaid loan fees. As of March 31, 2016 and December 31, 2015, $1,903,053 and $1,984,154 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following is a summary of the SBA Debentures, net of prepaid loan fees:

	March 31,	December 31,
	2016	2015
SBA debentures payable	$65,000,000	$65,000,000
Prepaid loan fees	1,903,053	1,984,154
SBA Debentures, net of prepaid loan fees	$63,096,947	$63,015,846

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

For the three months ended March 31, 2016, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 2.2% (approximately 2.7% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $436,965 for the three months ended March 31, 2016, of which $355,863 was interest expense, and $81,102 was amortization of loan fees. The Company paid $557,540 of interest expense during the three months ended March 31, 2016. The average borrowings of SBA-guaranteed debentures for the three months ended March 31, 2016 were $65,000,000.

For the three months ended March 31, 2015, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 1.1% (approximately 1.8% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $73,173 for the three months ended March 31, 2015, of which $44,483 was interest expense, and $28,690 was amortization of loan fees. The Company paid $62,822 of interest expense during the three months ended March 31, 2016. The average borrowings of SBA-guaranteed debentures for the three months ended March 31, 2015 were $16,250,000.

NOTE 10 — SUBSEQUENT EVENTS

Investment Portfolio

During the month of April, we received a total of $2.5 million of principal repayments on our first lien debtor-in-possession loan of Binder & Binder National Social Security and Disability Advocates, LLC.

Credit Facility

The outstanding balance under the Credit Facility as of May 5, 2016 was $109.5 million.

Dividends Declared

On April 15, 2016, the Company’s board of directors declared a regular monthly dividend for each of April 2016, May 2016 and June 2016 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/15/2016	4/27/2016	4/29/2016	5/13/2016	$0.1133
4/15/2016	5/26/2016	5/31/2016	6/15/2016	$0.1133
4/15/2016	6/28/2016	6/30/2016	7/15/2016	$0.1133

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Stellus Capital Management;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of Stellus Capital Management to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Stellus Capital Management to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code, and as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act, and

•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

We are an externally managed, non-diversified, closed-end investment management company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. The Company’s investment activities are managed by its investment advisor, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

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

We have elected to be treated for U.S. federal tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2016, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of March 31, 2016, we had $352.5 million (at fair value) invested in 40 portfolio companies. As of March 31, 2016, our portfolio included approximately 37% of first lien debt, 39% of second lien debt, 20% of mezzanine debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2016 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$133,624,814	$131,111,124
Senior Secured – Second Lien	141,422,823	136,792,425
Unsecured Debt	81,587,296	71,244,653
Equity	12,776,037	13,324,332
Total Investments	$369,410,970	$352,472,534

As of December 31, 2015, we had $349.0 million (at fair value) invested in 39 portfolio companies. As of December 31, 2015, our portfolio included approximately 38% of first lien debt, 38% of second lien debt, 20% of mezzanine debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$133,344,891	$131,908,961
Senior Secured – Second Lien	136,853,644	131,972,581
Unsecured Debt	81,492,139	72,212,282
Equity	12,521,785	12,923,873
Total Investments	$364,212,459	$349,017,697

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of both March 31, 2016 and December 31, 2015, the Company had three such investments with aggregate unfunded commitments of $3.3 million.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$45,260,673	$43,503,046	12.35%
New York	53,174,318	42,771,641	12.13%
Georgia	30,047,155	30,149,085	8.55%
Colorado	27,798,761	28,571,484	8.11%
California	28,734,910	27,757,007	7.87%
Massachusetts	22,421,618	21,678,082	6.15%
New Jersey	21,136,126	20,570,524	5.84%
Alabama	18,232,200	18,042,699	5.12%
Illinois	17,524,190	17,028,508	4.83%
Missouri	14,074,380	13,717,837	3.89%
Tennessee	12,292,135	11,973,521	3.40%
Ohio	10,601,718	10,296,245	2.92%
Pennsylvania	9,831,309	9,747,887	2.77%
Puerto Rico	8,704,012	8,667,800	2.46%
Canada	9,384,228	8,320,091	2.36%
Florida	7,578,248	7,368,615	2.09%
Minnesota	6,870,746	6,801,137	1.93%
North Carolina	4,911,862	4,805,197	1.36%
Indiana	4,684,295	4,699,709	1.33%
Kentucky	4,469,798	4,596,456	1.30%
Washington	4,149,166	4,075,490	1.16%
Virginia	4,019,925	3,932,635	1.12%
Arizona	3,509,197	3,397,838	0.96%
	$369,410,970	$352,472,534	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
New York	$53,089,906	$44,028,592	12.62%
Texas	44,455,960	42,224,563	12.10%
Colorado	27,775,081	28,719,072	8.23%
California	28,079,435	27,836,262	7.97%
Georgia	26,100,285	25,845,891	7.41%
Massachusetts	22,407,217	21,363,609	6.12%
New Jersey	21,285,356	20,943,875	6.00%
Alabama	18,330,990	18,153,182	5.20%
Illinois	17,514,510	17,452,318	5.00%
Missouri	14,067,329	13,369,069	3.83%
Tennessee	12,286,222	12,051,362	3.45%
Ohio	10,593,407	10,593,407	3.04%
Pennsylvania	9,827,328	9,827,328	2.82%
Puerto Rico	8,702,074	8,602,868	2.46%
Canada	9,411,185	8,300,280	2.38%
Florida	7,592,824	7,390,241	2.12%
Minnesota	6,881,287	6,839,308	1.96%
North Carolina	4,909,192	4,760,844	1.36%
Indiana	4,739,046	4,715,703	1.35%
Kentucky	4,473,006	4,518,888	1.29%
Washington	4,146,167	4,083,966	1.17%
Virginia	4,016,918	3,962,905	1.14%
Arizona	3,527,734	3,434,164	0.98%
	$364,212,459	$349,017,697	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,503,728	$55,900,645	15.87%
Services: Business	41,344,470	40,600,334	11.52%
Healthcare & Pharmaceuticals	35,465,610	36,040,421	10.23%
Retail	31,533,229	30,919,425	8.77%
Media: Broadcasting & Subscription	31,555,407	30,737,922	8.72%
Software	26,570,784	25,753,572	7.31%
Services: Consumer	25,278,602	15,164,725	4.30%
Telecommunications	16,377,709	15,025,149	4.26%
Chemicals, Plastics, & Rubber	14,722,573	14,977,907	4.25%
Consumer goods: non-durable	12,432,464	12,238,626	3.47%
Education	12,388,500	11,998,741	3.40%
Environmental Industries	10,601,718	10,296,245	2.92%
Automotive	9,831,309	9,747,887	2.77%
Beverage, Food, & Tobacco	7,907,909	8,000,000	2.27%
Transportation & Logistics	7,317,203	7,330,293	2.08%
High Tech Industries	6,648,273	6,356,347	1.80%
Transportation: Cargo	6,751,320	5,689,507	1.61%
Metals & Mining	4,469,798	4,596,456	1.30%
Services: Government	4,019,925	3,932,635	1.12%
Hotel, Gaming, & Leisure	3,509,197	3,397,838	0.96%
Construction & Building	2,482,334	2,479,926	0.70%
Energy: Oil & Gas	1,698,908	1,287,933	0.37%
	$369,410,970	352,472,534	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	349,017,697	100.00%

At March 31, 2016, our average portfolio company investment at amortized cost and fair value was approximately $9.2 million and $8.8 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $21.7 million, respectively. At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.3 million and $8.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $21.4 million, respectively.

At March 31, 2016, 76% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 24% bore interest at fixed rates. At December 31, 2015, 75% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 25% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of both March 31, 2016 and December 31, 2015 was approximately 10.6%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as the return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $6.5 million and $10.9 million, respectively.

Investment Activity

During the three months ended March 31, 2016, we made an aggregate of $5.4 million of investments in one new portfolio company and two existing portfolio companies. During the three months ended March 31, 2016, we received an aggregate of $0.5 million in proceeds from amortization of certain investments.

During the three months ended March 31, 2015, we made an aggregate of $21.7 million of investments in two new portfolio companies and two existing portfolio companies. During the three months ended March 31, 2015, we received an aggregate of $17.3 million in proceeds from repayments and sales of our investments, including $0.4 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	March 31, 2016			December 31, 2015
			% of Total			% of Total
Investment Category	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
1	$44.2	$45.3	13%	$35.2	$36.1	10%
2	287.3	281.2	80%	297.7	292.4	84%
3	24.7	22.7	7%	18.1	15.8	5%
4	—	—	—%	—	—	—%
5	13.2	3.3	1%	13.2	4.7	1%
Total	$369.4	$352.5	101%	$364.2	$349.0	100%

The $16.9 million of net unrealized depreciation on investments was comprised of (a) $11.2 million related to net markdowns driven by company specific circumstances, and (b) $5.7 million net markdowns due to changes in measurable market-based inputs.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2016, we had one loan on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. December 31, 2015, we had one loan on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 1.3% at fair value.

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

Comparison of the three months ended March 31, 2016 and 2015

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may provide for payment-in-kind (“PIK”) interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three months ended March 31, 2016 and 2015 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015
Interest income	$9.3	$8.4
PIK Interest	0.1	0.2
Miscellaneous fees	0.1	0.1
Total	$9.5	$8.7

The increase in interest income from the respective periods was due to the growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering expenses;

•	Expenses incurred in valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses incurred by Stellus Capital or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2016 and 2015 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015
Operating Expenses
Management fees	$1.5	$1.4
Valuation Fees	0.1	0.1
Administrative services expenses	0.3	0.3
Incentive fees	1.0	1.0
Professional fees	0.2	0.3
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	1.9	1.5
Other general and administrative	0.2	0.1
Total Operating Expenses	$5.4	$4.9

The increase in operating expenses for the respective periods was primarily due to an increase in interest expense driven by the issuance of $48.8 million in SBA-guaranteed debentures since March 31, 2015.

Net Investment Income

For the three months ended March 31, 2016, net investment income was $4.1 million, or $0.33 per common share (based on 12,479,960 weighted-average common shares outstanding at March 31, 2016).

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

Repayments of investments and amortization of other investments for the three months ended March 31, 2016 totaled $0.5 million and net realized gains totaled $894.

Repayments of investments and amortization of other investments for the three months ended March 31, 2015 totaled $17.3 million and net realized gains totaled $3 thousand.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended March 31, 2016 and 2015 totaled ($1.7) million and $1.6 million, respectively.

The net change in unrealized appreciation (depreciation) between the respective periods was due to a general widening of credit spreads and additional depreciation on our one non-accrual loan.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2016, net increase in net assets resulting from operations totaled $2.5 million, or $0.20 per common share (based on 12,479,960 weighted-average common shares outstanding at March 31, 2016).

For the three months ended March 31, 2015, net increase in net assets resulting from operations totaled $5.4 million, or $0.43 per common share (based on 12,479,962 weighted-average common shares outstanding at March 31, 2015.

The decrease in the net increase in net assets between the respective periods was due to the change in unrealized appreciation (depreciation) mentioned above.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $ 0.1 million for the three months ended March 31, 2016, primarily in connection with purchases of investments offset by cash interest received. Our financing activities for the three months ended March 31, 2016 used cash of $ 4.2 million due to distributions to stockholders during the period.

Our operating activities used cash of $0.3 million for the three months ended March 31, 2015, primarily in connection with the payment of operating expenses. Our financing activities for the three months ended March 31, 2015 used cash of $0.5 million primarily related to distributions to stockholders offset by net borrowings under the Credit Facility.

Our liquidity and capital resources are derived from the Credit Facility, SBA-guaranteed debentures, the offering of securities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. As of March 31, 2016 and December 31, 2015, our asset coverage ratio was 221% and 222%, respectively. We were in compliance with the asset coverage requirements at all times. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $6.5 million and $10.9 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank, one of the lenders, serves as administrative agent under the Credit Facility. The Credit Facility, as amended on November 21, 2014, provides for borrowings in an aggregate amount of $120,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of March 31, 2016, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility including that the Company have a minimum asset coverage of 2.25 to 1.0 immediately after giving effect to such borrowing. As of March 31, 2016, the Company’s asset coverage ratio was 2.21 to 1.0.

As of both March 31, 2016 and December 31, 2015, $109.5 million was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Credit Facility, which has been recorded as prepaid loan structure fees on its statement of assets and liabilities and being amortized over the life of the Credit Facility. As of March 31, 2016 and December 31, 2015, $1.2 million and $1.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 to the Consolidated Financial Statements contained elsewhere herein for further discussion.

For the three months ended March 31, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.6% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1.0 million for the three months ended March 31, 2016, of which $0.8 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $0.9 million in interest expense and unused commitment fees for the three months ended March 31, 2016. The average borrowings under the Credit Facility for the three months ended March 31, 2016 were $109.5 million.

For the three months ended March 31, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.4% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $0.9 million for the three months ended March 31, 2015, of which $0.7 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $0.8 million in interest expense and unused commitment fees for the three months ended March 31, 2015. The average borrowings under the Credit Facility for the three months ended March 31, 2015 were $105.9 million.

Notes Offering

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both March 31, 2016 and December 31, 2015, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was $24.7 million. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes are based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the Notes, of which $0.5 million remains to be amortized. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 to the Consolidated Financial Statements, contained elsewhere herein for further discussion.

For the three months ended March 31, 2016, the Company incurred interest and fee expense on the Notes of $0.5 million, of which $0.4 million was interest expense, and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.4 million in interest expense on the Notes during the period.

For the three months ended March 31, 2015, the Company incurred interest and fee expense on the Notes of $0.5 million, of which $0.4 million was interest expense, and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.4 million in interest expense on the Notes during the period.

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

SBA Debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both March 31, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test.

On a stand-alone basis, the SBIC subsidiary held $98.7 million and $99.1 million in assets at March 31, 2016 and December 31, 2015, respectively, which accounted for approximately 27.0% of our total consolidated assets for both periods.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both March 31, 2016 and December 31, 2015, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures outstanding, which had a weighted average interest rate of 2.2% for both periods, and mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2025, and the remaining weighted average duration is approximately 9.6 years as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2016 and December 31, 2015 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2016, the Company has incurred $2.2 million in financing costs related to the SBA-guaranteed debentures, which were recorded as prepaid loan fees. As of March 31, 2016 and December 31, 2015, $1.9 million and $2.0 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

For the three months ended March 31, 2016, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 2.2% (approximately 2.7% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $0.4 million for the three months ended March 31, 2016, which represents both interest expense and amortization of loan fees. The Company paid $0.6 million of interest expense during the three months ended March 31, 2016. The average borrowings of SBA-guaranteed debentures for the three months ended March 31, 2016 were $65.0 million.

For the three months ended March 31, 2015, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 1.1% (approximately 1.8% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $0.1 million for the three months ended March 31, 2015, which represents both interest expense and amortization of loan fees. The Company paid $0.1 million of interest expense during the three months ended March 31, 2015. The average borrowings of SBA-guaranteed debentures for the three months ended March 31, 2015 were $16.3 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2016 and December 31, 2015, our off-balance sheet arrangements consisted of $3.3 million of unfunded commitments to provide debt financing to three of our portfolio companies.

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

Critical Accounting Policies

See Note 1 to the consolidated financial statements contained herein for a description of critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2016, 76% or 35 of the loans in our portfolio bore interest at floating rates. Of these 35 loans, 29 have interest rate floors that are higher than the current applicable LIBOR rate, effectively converting the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will be subject to floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2016 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income for the three months ended March 31, 2016 by approximately $0.38 million, due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2016 and 2015, we did not engage in hedging activities. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of March 31, 2016, we had not entered into any interest rate hedging arrangements. At March 31, 2016, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $0.29 million for the three months ended March 31, 2016, respectively. The Notes and SBA-guaranteed debentures bear interest at a fixed rate per year and would not be impacted by changes in interest rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no other material change in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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
Dated: May 5, 2016
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