Form 10-Q
period 2016-06-30
Stellus Capital Investment Corp
filed 2016-08-04
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 3, 2016 was 12,479,959.

STELLUS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS

 i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $366,819,533 and $364,212,459, respectively)	$350,809,617	$349,017,697
Cash and cash equivalents	10,834,194	10,875,790
Receivable for sales and repayments of investments	—	10,000
Interest receivable	4,197,307	4,720,031
Deferred offering costs	—	261,761
Accounts receivable	—	7,684
Prepaid expenses	297,699	475,449
Total Assets	$366,138,817	$365,368,412
LIABILITIES
Notes Payable, net of deferred financing costs	$24,469,817	$24,381,108
Credit facility payable, net of prepaid loan structure fees	108,958,219	108,197,373
SBA Debentures, net of prepaid loan fees	63,178,049	63,015,846
Dividends payable	1,413,982	1,413,982
Base management fees payable	1,550,841	1,518,779
Incentive fees payable	1,319,029	607,956
Interest payable	842,369	570,189
Directors’ fees payable	86,000	—
Unearned revenue	23,593	36,877
Administrative services payable	234,248	397,799
Deferred tax liability	59,572	381,723
Other accrued expenses and liabilities	282,597	195,676
Total Liabilities	$202,418,316	$200,717,308
Commitments and contingencies (Note 5)
Net Assets	$163,720,501	$164,651,104

NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,479,959 and 12,479,960 shares issued and outstanding, respectively)	$12,480	$12,480
Paid-in capital	180,994,749	180,994,752
Accumulated undistributed net realized gain	2,380	—
Distributions in excess of net investment income	(1,219,620)	(779,643)
Net unrealized depreciation on investments and cash equivalents, net of provision for taxes of $59,572 and $381,723, respectively.	(16,069,488)	(15,576,485)
Net Assets	$163,720,501	$164,651,104
Total Liabilities and Net Assets	$366,138,817	$365,368,412
Net Asset Value Per Share	$13.12	$13.19

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income	$9,328,416	$8,635,047	$18,703,153	$17,266,343
Other income	294,753	55,415	387,849	138,210
Total Investment Income	$9,623,169	$8,690,462	$19,091,002	$17,404,553
OPERATING EXPENSES
Management fees	$1,550,841	$1,446,330	$3,099,214	$2,860,464
Valuation fees	67,701	41,324	200,167	188,799
Administrative services expenses	250,627	296,827	537,927	576,027
Incentive fees	986,276	998,871	2,011,098	1,959,725
Professional fees	195,203	67,794	387,314	362,355
Directors’ fees	86,000	95,000	178,000	184,000
Insurance expense	118,027	118,242	236,053	235,186
Interest expense and other fees	2,015,189	1,514,055	3,895,032	2,964,547
Deferred offering costs	261,761	—	261,761	—
Other general and administrative expenses	146,442	116,532	240,044	234,548
Total Operating Expenses	$5,678,067	$4,694,975	$11,046,610	$9,565,651
Net Investment Income	$3,945,102	$3,995,487	$8,044,392	$7,838,902
Net Realized Gain on Investments and Cash Equivalents	$1,486	$289,548	$2,380	$292,717
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	$928,520	$(236,062)	$(815,154)	$1,377,006
Benefit (provision) for taxes on unrealized gain on investments	$154,812	$(47,980)	$322,151	$(114,258)
Net Increase in Net Assets Resulting from Operations	$5,029,920	$4,000,993	$7,553,769	$9,394,367
Net Investment Income Per Share	$0.32	$0.32	$0.64	$0.63
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share	$0.41	$0.32	$0.61	$0.75
Weighted Average Shares of Common Stock Outstanding	12,479,959	12,479,962	12,479,959	12,479,962
Distributions Per Share	$0.34	$0.34	$0.68	$0.68

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2016	2015
Increase in Net Assets Resulting from Operations
Net investment income	$8,044,392	$7,838,902
Net realized gain on investments and cash equivalents	2,380	292,717
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	(815,154)	1,377,006
Benefit (provision) for taxes on unrealized appreciation on investments	322,151	(114,258)
Net Increase in Net Assets Resulting from Operations	$7,553,769	$9,394,367
Stockholder distributions from:
Net investment income	(8,484,372)	(8,484,513)
Total Distributions	$(8,484,372)	$(8,484,513)
Total increase (decrease) in net assets	$(930,603)	$909,854
Net assets at beginning of period	$164,651,104	$173,949,452
Net assets at end of period (includes $1,219,620 and $1,425,235 of distributions in excess of net investment income, respectively)	$163,720,501	$174,859,306

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$7,553,769	$9,394,367
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(17,899,868)	(59,970,381)
Proceeds from sales and repayments of investments	15,972,633	53,942,696
Net change in unrealized depreciation (appreciation) on investments	815,154	(1,377,006)
Deferred tax provision (benefit)	(322,151)	114,258
Increase in investments due to PIK	(109,619)	(337,295)
Amortization of premium and accretion of discount, net	(557,840)	(469,646)
Amortization of loan structure fees	260,846	260,094
Amortization of deferred financing costs	162,203	117,173
Amortization of loan fees on SBIC debentures	88,709	77,851
Net realized gain on investments	(2,380)	(292,717)
Deferred offering costs	261,761	—
Changes in other assets and liabilities
Increase (decrease) in interest receivable	522,724	989,471
Increase in accounts receivable	7,684	(185,336)
Decrease in prepaid expenses and fees	177,750	136,169
Increase in management fees payable	32,062	86,311
Increase in directors' fees payable	86,000	184,000
Increase (decrease) in incentive fees payable	711,073	107,295
Increase (decrease) in administrative services payable	(163,551)	(220,417)
Increase in interest payable	272,180	43,227
Decrease in unearned revenue	(13,284)	(113,213)
Increase (decrease) in other accrued expenses and liabilities	86,921	92,185
Net cash provided by operating activities	$7,942,776	$2,579,086
Cash flows from financing activities
Proceeds from SBA Debentures	—	9,750,000
Financing costs paid on SBA Debentures	—	(561,438)
Stockholder distributions paid	(8,484,372)	(8,484,513)
Borrowings under credit facility	18,500,000	53,750,000
Repayments of credit facility	(18,000,000)	(53,250,000)
Net cash provided (used) by financing activities	$(7,984,372)	$1,204,049
Net increase (decrease) in cash and cash equivalents	(41,596)	3,783,135
Cash and cash equivalents balance at beginning of period	10,875,790	2,046,563
Cash and cash equivalents balance at end of period	$10,834,194	$5,829,698
Supplemental and non-cash financing activities
Interest expense paid	$3,106,094	$2,461,204

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2016

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,243,301	$5,112,535	3.12%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	501,000	0.31%
Total										5,618,301	5,613,535	3.43%
PE II Apex Environmental, LLC								Amsterdam, OH
Term Loan	(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020	Environmental Industries	$750,000	736,781	750,000	0.46%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020		$9,750,000	9,578,156	9,750,000	5.96%
Apex Environmental Resources Holdings, LLC Common Units	(4)	Equity							295 shares	295	15	0.00%
Apex Environmental Resources Holdings, LLC Preferred Units	(4)	Equity							295 shares	295,017	14,578	0.01%
Total										10,610,249	10,514,593	6.43%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,914,558	8,000,000	4.89%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Term Loan	(4)(6)(7)	Unsecured	17.00%		15.00%	2.00%	2/27/2016	Services: Consumer	$13,200,354	13,200,354	606,436	0.37%

Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	13.50%		13.50%		10/28/2020	Metals & Mining	$4,452,397	4,253,604	3,439,864	2.10%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	0	0.00%
Total										4,467,890	3,439,864	2.10%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,409,370	7,260,381	4.43%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	190,486	0.12%
Total										7,934,370	7,450,867	4.55%
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(3)	First Lien	L+8.50%	0.50%	9.00%		12/31/2020	Automotive	$124,375	122,087	124,375	0.08%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	0.50%	9.00%		12/31/2020		$9,701,250	9,514,553	9,701,250	5.93%
CPP Holdings LLC Common Shares, Class A	(4)	Equity							149,828 shares	149,828	197,619	0.12%
Total										9,786,468	10,023,244	6.13%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(3)(14)	First Lien	L+6.50%	1.00%	9.03%		7/16/2020	Education	$12,500,000	12,393,782	12,166,255	7.43%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,370,714	12,396,359	7.57%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,973,999	1,983,417	1.21%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,947,688	4,958,544	3.03%
Colford Capital Holding, LLC Preferred Units	(4)(5)	Equity							38,893 units	557,143	652,813	0.40%
Total										19,849,544	19,991,133	12.21%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2016

Doskocil Manufacturing Company, Inc. (Petmate)								Arlington, TX
Term Loan (SBIC)	(2)(3)(14)	First Lien	L+6.00%	1.00%	9.45%		11/10/2020	Consumer goods: non-durable	$8,750,000	8,613,185	8,600,390	5.25%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	11.14%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,864,324	9,000,000	5.50%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	552,487	0.34%
Total										9,114,324	9,552,487	5.84%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,233,988	18,203,106	11.12%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,655,274	2,551,268	1.56%
Total										19,889,262	20,754,374	12.68%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,501,011	11,258,940	6.88%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,618,003	9,416,373	5.75%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,084,683	0.66%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	10,956	0.01%
Total										22,436,420	21,770,952	13.30%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,374,934	3,324,386	3,304,216	2.02%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	65,010	0.04%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,020	1,668	0.00%
Total										3,445,076	3,370,894	2.06
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	9.66%		6/10/2021	Consumer goods: non-durable	$10,000,000	9,802,529	9,802,529	5.99%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	2/3/2021		$122,823	122,823	122,823	0.08%
Sun Furniture Factory, LP Common LP/LLC Units	(4)	Equity							13,445 Shares	94,569	94,569	0.06%
Total										10,019,921	10,019,921	6.13%
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Services: Business	$5,000,000	4,914,605	4,890,072	2.99%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1.00%	11.00%		3/14/2017	Energy: Oil & Gas	$1,691,917	1,683,336	1,536,305	0.94%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,837,500	4,801,942	4,774,603	2.92%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,904,450	3,839,945	2.35%
Total										8,706,392	8,614,548	5.27%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2016

Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,286,790	7,203,348	7,087,809	4.33%
Dream II Holdings, LP Class A LP/LLC Units	(4)	Equity							250,000 units	242,304	117,743	0.07%
Total										7,445,652	7,205,552	4.40%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,652,471	5,535,000	3.38%
HUF Worldwide, LLC	(9)							Los Angeles, CA
Term Loan	(12)	First Lien	L+9.00%	0.50%	9.63%		10/22/2019	Retail	$4,782,057	4,712,137	4,670,594	2.85%
Term Loan (SBIC)	(2)(12)	First Lien	L+9.00%	0.50%	9.63%		10/22/2019		$8,038,802	7,925,451	7,851,429	4.80%
HUF Holdings, LLC Common Class A Units	(4)	Equity							556,948 units	556,090	600,296	0.37%
Total										13,193,678	13,122,319	8.02%
Keais Records Service, LLC								Houston, TX
Term Loan	(3)	Second Lien	L+10.25%	0.50%	10.75%		12/30/2021	Services: Business	$1,250,000	1,225,000	1,225,000	0.75%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9.00%		4/18/2020	Transportation: Cargo	$6,841,739	6,755,920	6,239,639	3.81%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$7,548,474	7,448,543	7,298,929	4.46%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$9,491,102	9,369,212	9,177,337	5.61%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,264,694	0.77%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	261,389	0.16%
Total										18,024,437	18,002,349	11.00%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Finance	$575,000	564,234	575,000	0.35%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$9,750,000	9,567,425	9,750,000	5.96%
MTC Parent, LP Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	1,023,152	0.62%
Total										10,881,659	11,348,152	6.93%
NetMotion Wireless, Inc., et al								Milpitas, CA
Term Loan	(3)(13)	Second Lien	L+12.50%	1.00%	13.50%		8/19/2020	Services: Business	$9,000,000	8,855,732	8,744,148	5.34%
Term Loan (SBIC)	(2)(3)(13)	Second Lien	L+12.50%	1.00%	13.50%		8/19/2020		$1,000,000	983,970	971,572	0.59%
Endpoint Security Holdings, LLC	(6)	Unsecured	15.00%			15.00%	10/3/2016		$113,405	112,843	112,305	0.07%
Endpoint Security Holdings, LLC Class A Common Stock	(4)	Equity							9,174 shares	293,103	113,399	0.07%
Endpoint Security Holdings, LLC Class B Common Stock	(4)	Equity							9,174 shares	706,897	273,494	0.17%
Total										10,952,545	10,214,918	6.24%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	3,973,028	3,886,943	2.37%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	49,606	0.03%
Total										4,023,028	3,936,549	2.40%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2016

Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(11)	First Lien	L+7.50%		7.97%		9/30/2018	Retail	$400,000	400,000	399,410	0.24%
Term A Loan	(11)	First Lien	L+7.50%		7.97%		9/30/2018		$1,799,966	1,799,966	1,797,310	1.10%
Term B Loan	(6)(11)	First Lien	L+10.25%		8.97%	1.75%	9/30/2018		$6,372,639	6,372,639	6,314,072	3.86%
Total										8,572,605	8,510,792	5.20
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,451,805	7,664,153	4.68%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	Services: Business	$10,000,000	9,814,904	9,866,306	6.03%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,748,985	19,460,145	11.89%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	934,904	0.57%
Total										20,911,529	20,395,049	12.46%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,421,391	6,381,785	6,340,437	3.87%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,199,422	7,123,181	7,126,777	4.35%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	718,879	0.44%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	79,875	0.05%
Total										7,748,034	7,925,531	4.84%
Stratose Intermediate Holdings, II, LLC et al								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		7/26/2022	Services: Business	$15,000,000	14,687,164	15,000,000	9.16%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	1,561,706	0.95%
Atmosphere Aggregator Holdings II, LP Common Units	(4)	Equity							254,250 units	254,250	529,419	0.32%
Total										15,691,414	17,091,125	10.43%
360 Holdings III Corp								Irvine, CA
Term Loan	(3)	First Lien	L+9.00%	1.00%	10.00%		10/1/2021	Consumer goods: non-durable	$3,970,000	3,820,769	3,949,770	2.41%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$4,688,301	4,629,593	4,653,474	2.84%
T2 Systems Canada, Inc.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$2,624,199	2,601,461	2,604,705	1.59%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,967,302	4,684,676	2.86%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+10.50%	1.00%	11.50%		6/8/2020	Finance	$4,500,000	4,462,648	4,396,035	2.69%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	483,885	0.30%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,875	0.01%
Total										4,912,648	4,889,795	3.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2016

Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,483,308	2,489,478	1.52%
Vision Media Management & Fulfillment, LLC								Valencia, CA
Term Loan (SBIC)	(2)(3)(14)	First Lien	L+8.50%	1.00%	10.47%		1/27/2021	Media: Broadcasting & Subscription	$650,000	637,853	650,000	0.40%
Wise Holding Corporation								Salt Lake City, UT
Term Loan (SBIC)	(2)(3)	Unsecured	L+10.00%	1.00%	11.00%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,231,250	1,231,250	0.75%
WCI Holdings, LLC Class A Preferred LP/LLC Units	(4)	Equity							55 units	55,550	55,550	0.03%
WCI Holdings, LLC Class B LP/LLC Common Units	(4)	Equity							3,044 units	3,044	3,044	0.00%
Total										1,289,844	1,289,844	0.78%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,902,252	3,841,026	2.35%
Zemax Software Holdings, LLC Preferred LP/LLC Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	213,746	0.13%
Zemax Software Holdings, LLC Common LP/LLC Units (SBIC)	(2)(4)	Equity							5,000 shares	5,000	4,362	0.00%
Total										4,152,252	4,059,134	2.48%

Total Non-controlled, non-affiliated investments										$366,819,533	$350,809,617	214%
Net Investments										$366,819,533	$350,809,617	214.00%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(187,089,116)	(114.27)%
NET ASSETS											$163,720,501	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $2,801,078 of cash and $96,618,101 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion.

(3)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 84% of the Company’s total assets.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Investment has been on non-accrual status since January 1, 2014. The coupon rate on this investment includes 2% default interest.

(8)	T2 Systems Canada, Inc. is the Canadian co-borrower of the term loan of T2 Systems, Inc.

(9)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,250,000, with an interest rate of LIBOR plus 9.00% (0.50% LIBOR floor) and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2016

(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.

(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	The coupon rate on this investment includes 2% default interest.

(14)	These loans are last-out term loans with contractual base rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

Abbreviation Legend

L — LIBOR

PIK — Payment-In-Kind

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$4,507,500	$4,434,107	$4,359,514	2.65%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	343,266	0.21%
Total										4,809,107	4,702,780	2.86%
PE II Apex Environmental, LLC								Amsterdam, OH
Term Loan	(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020	Environmental Industries	$750,000	735,578	735,578	0.45%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020		$9,750,000	9,562,517	9,562,517	5.81%
Apex Environmental Resources Holdings, LLC Common Units	(4)	Equity							295 shares	295	295	0.00%
Apex Environmental Resources Holdings, LLC Preferred Units	(4)	Equity							295 shares	295,017	295,017	0.18%
Total										10,593,407	10,593,407	6.44%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,901,427	8,000,000	4.86%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Debtor-In-Possession Loan	(15)	First Lien	12.00%		12.00%		3/31/2016	Services: Consumer	$4,500,000	4,472,680	4,472,680	2.72%
Term Loan	(4)(6)(7)	Unsecured	17.00%		15.00%	2.00%	2/27/2016		$13,200,354	13,200,354	4,668,833	2.84%
Total										17,673,034	9,141,513	5.56%
Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	13.50%		13.50%		10/28/2020	Metals & Mining	$4,474,770	4,258,720	4,186,037	2.54%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	332,851	0.20%
Total										4,473,006	4,518,888	2.74%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,396,534	7,315,485	4.44%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	261,982	0.16%
Total										7,921,534	7,577,467	4.60%
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(14)	First Lien	L+8.50%	0.50%	9.11%		12/31/2020	Services: Automotive	$125,000	122,500	122,500	0.07%
Term Loan (SBIC)	(2)(14)	First Lien	L+8.50%	0.50%	9.11%		12/31/2020		$9,750,000	9,555,000	9,555,000	5.80%
CPP Holdings LLC Common Shares, Class A	(4)	Equity							149,828 shares	149,828	149,828	0.09%
Total										9,827,328	9,827,328	5.96%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(3)(14)(16)	First Lien	L+6.50%	1.00%	9.08%		7/16/2020	Education	$12,500,000	12,383,339	12,081,063	7.34%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,341,796	12,167,408	7.39%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,968,212	1,946,785	1.18%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,935,988	4,866,963	2.96%
Colford Capital Holding, LLC Preferred Units	(4)(5)	Equity							35,945 units	557,143	637,114	0.39%
Total										19,803,139	19,618,270	11.92%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2015

Doskocil Manufacturing Company, Inc. (Petmate)								Arlington, TX
Term Loan (SBIC)	(2)(3)(16)	First Lien	L+6.00%	1.00%	9.50%		11/10/2020	Consumer goods: non-durable	$8,750,000	8,600,852	8,600,852	5.22%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(14)	Second Lien	L+10.50%	0.50%	11.11%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,853,102	8,658,005	5.26%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	334,846	0.20%
Total										9,103,102	8,992,851	5.46%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,199,005	17,924,038	10.89%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,649	2,795,034	1.70%
Total										19,873,654	20,719,072	12.59%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,484,965	11,336,359	6.89%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,604,846	9,481,122	5.76%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	540,667	0.33%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	5,461	0.00%
Total										22,407,217	21,363,609	12.98%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,465,000	3,407,044	3,348,424	2.03%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	83,596	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,020	2,144	0.00%
Total										3,527,734	3,434,164	2.08
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Services: Business	$5,000,000	4,909,192	4,760,844	2.89%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1.00%	11.00%		3/14/2017	Energy: Oil & Gas	$1,741,917	1,726,895	1,467,388	0.89%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,862,500	4,816,445	4,764,126	2.89%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,885,629	3,838,742	2.33%
Total										8,702,074	8,602,868	5.22%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,443,750	7,350,520	7,130,895	4.33%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	242,304	259,346	0.16%
Total										7,592,824	7,390,241	4.49%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,644,181	6,581,989	4.00%
HUF Worldwide, LLC	(9)							Los Angeles, CA
Term Loan	(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019	Retail	$4,838,524	4,760,081	4,785,640	2.91%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2015

Term Loan (SBIC)	(2)(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019		$8,133,726	8,004,462	8,044,826	4.89%
HUF Holdings, LLC Common Class A Units	(4)	Equity							556,948 units	556,090	384,110	0.23%
Total										13,320,633	13,214,576	8.03%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9.00%		4/18/2020	Transportation: Cargo	$6,841,739	6,746,827	5,660,744	3.44%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$7,702,069	7,584,195	7,464,720	4.53%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$9,684,225	9,540,113	9,385,794	5.70%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,095,986	0.67%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	206,682	0.13%
Total										18,330,990	18,153,182	11.03%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Services: Finance	$575,000	563,602	563,602	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$9,750,000	9,556,727	9,556,727	5.80%
MTC Parent, LP Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	750,000	0.46%
Total										10,870,329	10,870,329	6.60%
NetMotion Wireless, Inc., et al								Milpitas, CA
Term Loan	(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020	Services: Business	$9,000,000	8,842,425	8,755,915	5.32%
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020		$1,000,000	982,492	972,879	0.59%
Endpoint Security Holdings, LLC	(6)	Unsecured	15.00%			15.00%	10/3/2016		$105,501	103,885	103,391	0.06%
Endpoint Security Holdings, LLC Class A Common Stock	(4)	Equity							9,174 shares	293,103	281,233	0.17%
Endpoint Security Holdings, LLC Class B Common Stock	(4)	Equity							9,174 shares	706,897	678,268	0.41%
Total										10,928,802	10,791,686	6.55%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	3,966,918	3,913,652	2.38%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	49,253	0.03%
Total										4,016,918	3,962,905	2.41%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(11)	First Lien	L+7.50%		7.92%		9/30/2018	Retail	$400,000	400,000	398,270	0.24%
Term A Loan	(11)	First Lien	L+7.50%		7.92%		9/30/2018		$2,159,427	2,159,427	2,150,087	1.31%
Term B Loan	(6)(11)	First Lien	L+10.25%		8.92%	1.75%	9/30/2018		$6,342,590	6,342,590	6,314,455	3.84%
Total										8,902,017	8,862,812	5.39
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,447,929	6,769,899	4.11%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	Services: Business	$10,000,000	9,804,834	9,595,431	5.83%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,708,633	19,647,860	11.93%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,035,784	0.63%
Total										20,871,177	20,683,644	12.56%
Software Paradigms International Group, LLC								Atlanta, GA
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		5/22/2020	Retail	$7,175,141	7,063,528	6,966,429	4.23%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2015

Term Loan	(3)(12)	Delay Draw	L+8.00%	1.00%	9.00%		5/22/2020		$2,417,454	2,383,713	2,347,134	1.43%
Total										9,447,241	9,313,563	5.66%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,939,068	6,881,287	6,839,308	4.15%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,153,893	7,067,346	6,973,349	4.24%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	646,194	0.39%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	71,799	0.04%
Total										7,692,199	7,691,342	4.67%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		12/30/2021	Services: Business	$11,250,000	10,994,047	10,736,692	6.52%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	946,969	0.58%
Total										11,744,047	11,683,661	7.10%
360 Holdings III Corp								Irvine, CA
Term Loan	(13)	First Lien	P+8.00%	2.00%	11.50%		10/1/2021	Consumer goods: non-durable	$3,990,000	3,830,000	3,830,000	2.33%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$4,808,514	4,739,046	4,715,703	2.86%
T2 Systems Canada, Inc.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$2,691,486	2,664,358	2,639,536	1.60%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,964,227	4,376,218	2.66%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+10.50%	1.00%	11.50%		6/8/2020	Finance	$4,500,000	4,458,997	4,375,121	2.66%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	464,075	0.28%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,471	0.01%
Total										4,908,997	4,848,667	2.95%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,481,388	2,455,931	1.49%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,896,167	3,821,362	2.32%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	257,352	0.16%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	5,000	5,252	0.00%
Total										4,146,167	4,083,966	2.48%

Total Non-controlled, non-affiliated investments										$364,212,459	$349,017,697	212.00%
Net Investments										$364,212,459	$349,017,697	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(184,366,593)	(85.52)%
NET ASSETS											$164,651,104	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2015

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled nonaffiliated investments and cash, but exclude $3,012,259 of cash and $95,531,697 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for discussion.

(3)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 83% of the Company’s total assets.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Investment has been on non-accrual status since January 1, 2014. The coupon rate on this investment includes 2% default interest.

(8)	Digital Payment Technologies Corp. amended its name to T2 Systems Canada, Inc. and is the Canadian co-borrower of the term loan of T2 Systems, Inc.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,250,000, with an interest rate of LIBOR plus 9.00% (0.50% LIBOR floor) and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.

(12)	Excluded from the investment is an undrawn commitment in an amount not to exceed $407,405, an interest rate of LIBOR Plus 8.00% and a maturity of May 22, 2020.

(13)	This loan has a Prime floor of 2.00% which is lower than the current applicable Prime rate.

(14)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(15)	The coupon rate on this investment includes 2% default interest.

(16)	These loans are last-out term loans with contractual base rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. In connection with the Offering, the Company sold 9,200,000 shares (including 1,200,000 shares pursuant to the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. Since Inception, the Company has raised $151,250,000 including (i) $500,010 of seed capital contributed by Stellus Capital, (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital, and (iii) $138,000,000 in the Offering. In addition, in connection with the acquisition of the Company’s initial portfolio, the Company issued $29,159,145 in shares of the Company’s common stock. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

The Company has established the following wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc., and SCIC — HUF Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures (“SBA Debentures”), subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA Debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA Debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA Debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA Debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million of regulatory capital, as such term is defined by the SBA, and has received commitments from the SBA of $65.0 million. As of both June 30, 2016 and December 31, 2015, the SBIC subsidiary had $65.0 million of SBA Debentures outstanding.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2016 and June 30, 2015 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015. Certain reclassifications have been made to certain prior period balances to conform with current presentation. In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At June 30, 2016, cash balances totaling $10,834,194 exceeded FDIC insurance protection levels of $250,000 by $10,584,194, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 7). On June 30, 2016 and December 31, 2015, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA Debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, the Notes (See Note 8) and SBA Debentures and are capitalized at the time of payment. These are costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective. During the quarter ended June 30, 2016, the Company determined that it was no longer likely to issue shares under its current shelf registration statement. As a result, as of June 30, 2016, the Company has expensed $261,761 of previously capitalized deferred offering costs.

Investments

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will value these investments based on these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent third-party valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Investments purchased within 90 days of the valuation date will be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our board of directors, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board of directors will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in its portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

In following these approaches, the types of factors that will be taken into account in fair value pricing investments will include, as relevant, but not be limited to:

•	available current market data, including relevant and applicable market trading and transaction comparables;

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

To avoid a 4% U.S. federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred no excise tax expense for the three and six months ended June 30, 2016 and 2015.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is U.S. federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

As of June 30, 2016 and December 31, 2015, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and six months ended June 30, 2016 and 2015, respectively.

The Taxable Subsidiaries are direct wholly owned subsidiaries of the Company that have elected to be taxable entities. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies, which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes, and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2016, the Company recorded deferred income tax benefit of $154,812 and $322,151, respectively, related to the Taxable Subsidiaries. For the three and six months ended June 30, 2015, the Company recorded deferred income tax provision of ($47,980) and ($114,258), respectively, related to the Taxable Subsidiaries. In addition, as of June 30, 2016 and December 31, 2015, the Company had a deferred tax liability of $59,572 and $381,723, respectively.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no common stock equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts. The individual quarters may not add to the cumulative year to date amount due to rounding.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

ASU No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs was effective for the quarter ended March 31, 2016. The new guidance requires that debt issuance costs related to a recognized debt liability be presented as a deduction from the debt liability rather than as an asset. Accordingly, the Company has adopted the guidance as of January 1, 2016. Certain reclassifications have been made to prior period line items on the Company’s Consolidated Statement of Assets and Liabilities as the new guidance requires retrospective application. Therefore, the December 31, 2015 Consolidated Statement of Assets and Liabilities including the reclassifications must be presented as unaudited in this filing.

In August 2014, the FASB issued ASU No. 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with the preparation of interim and annual reports, the Company’s management will evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date the financial statements are available to be issued, when applicable), and, if so, disclose that fact. Additionally, the Company’s management must evaluate and disclose whether its plans will alleviate that doubt. The guidance was effective for the Company beginning January 1, 2016. The Company has adopted the guidance as of January 1, 2016 and there is no impact on its consolidated financial statement.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with Stellus Capital under which they serve as our investment advisor. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital an annual base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an annual incentive fee.

For the three and six months ended June 30, 2016, the Company recorded an expense for base management fees of $1,550,841 and $3,099,214, respectively. For the three and six months ended June 30, 2015, the Company recorded an expense for base management fees of $1,446,330 and $2,860,464, respectively. As of June 30, 2016 and December 31, 2015, $1,550,841 and $1,518,779, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

For the three and six months ended June 30, 2016, the Company incurred $986,276 and $2,011,098, respectively, of Investment Income Incentive Fees. For the three and six months ended June 30, 2015, the Company incurred $998,871 and $1,959,725, respectively, of Investment Income Incentive Fees. As of June 30, 2016 and December 31, 2015, $1,319,029 and $607,956, respectively, of such Investment Income Incentive Fees were payable to the Advisor, of which $1,095,660 and $401,573, respectively, were currently payable (as explained below). As of June 30, 2016 and December 31, 2015, $223,369 and $206,383, respectively, of Investment Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received in cash. As of June 30, 2016, $103,365 of the currently payable Investment Income Incentive Fee of $1,095,660 is further deferred due to the current and 11 preceding calendar quarter return requirement noted above. As of December 31, 2015, none of the currently payable fee of $401,573 was deferred due to the current and 11 preceding calendar quarter return requirement.

Capital Gains Incentive Fee

The Company also pays the Advisor an incentive fee based on capital gains (the “Capital Gains Incentive Fee”). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). The Capital Gains Incentive Fee is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid Capital Gains Incentive Fees is subtracted from such Capital Gains Incentive Fee calculated.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2016 and 2015, the Company incurred no Capital Gains Incentive Fee. As of June 30, 2016 and December 31, 2015, no Capital Gains Incentive Fees were payable to the Advisor, subject to the limitations set forth below.

  The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment Income Incentive Fees Incurred	$986,276	$998,871	$2,011,098	$1,959,725
Capital Gains Incentive Fee Incurred	—	—	—	—
Incentive Fee Expense	$986,276	$998,871	$2,011,098	$1,959,725

	June 30,	December 31,
	2016	2015
Investment Income Incentive Fee Currently Payable(a)	$1,095,660	$401,573
Investment Income Incentive Fee Deferred	223,369	206,383
Incentive Fee Payable	$1,319,029	$607,956

(a)	Included in the Investment Income Incentive Fee Currently Payable at June 30, 2016 and December 31, 2015 is $103,365 and $0, respectively, that is not owed currently due to the current and 11 preceding calendar quarter return requirements.

Director Fees

For the three and six months ended June 30, 2016, the Company recorded an expense relating to director fees of $86,000 and $178,000, respectively. For the three and six months ended June 30, 2015, the Company recorded an expense relating to director fees of $95,000 and $184,000, respectively. As of June 30, 2016 and December 31, 2015, $86,000 and $0 fees were payable relating to director fees.

Co-Investments

We received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with private credit funds managed by Stellus Capital that has an investment strategy that is identical to our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

For the three and six months ended June 30, 2016, the Company recorded expenses of $221,755 and $475,908, respectively, relating to the administration agreement, which are included in administrative services expenses on the consolidated statement of operations. For the three and six months ended June 30, 2015, the Company recorded expenses of $187,125 and $357,884, respectively, relating to the administration agreement. As of June 30, 2015 and December 31, 2015, $221,755 and $195,221, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

June 30, 2016

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

The following table reflects the Company’s dividends declared and paid or to be paid on its common stock:

Date Declared	Record Date	Payment Date	Per Share
January 22, 2015	February 02, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 08, 2015	July 31, 2015	August 14, 2015	$0.1133
July 08, 2015	August 31, 2015	September 15, 2015	$0.1133
July 08, 2015	September 30, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133
January 13, 2016	January 29, 2016	February 12, 2015	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133
April 15, 2016	April 29, 2016	May 13, 2016	$0.1133
April 15, 2016	May 31, 2016	June 15, 2016	$0.1133
April 15, 2016	June 30, 2016	July 15, 2016	$0.1133

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No new shares were issued in connection with the distributions made during the three and six months ended June 30, 2016 and 2015.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

At June 30, 2016, the Company had investments in 42 portfolio companies. The composition of our investments as of June 30, 2016 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$128,127,098	$126,745,063
Senior Secured – Second Lien	142,743,757	139,760,279
Unsecured Debt	83,038,853	70,088,105
Equity	12,909,825	14,216,170
Total Investments	$366,819,533	$350,809,617

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2016 and December 31, 2015, the Company had two and three such investments with aggregate unfunded commitments of $2,850,000 and $3,257,405, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2016 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$126,745,063	$126,745,063
Senior Secured – Second Lien	—	7,664,153	132,096,126	139,760,279
Unsecured Debt	—	—	70,088,105	70,088,105
Equity	—	—	14,216,170	14,216,170
Total Investments	$—	$7,664,153	$343,145,464	$350,809,617

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the three and six months ended June 30, 2016 are as follows:

	Senior Secured	Senior Secured	Unsecured
	Loans-First Lien	Loans-Second Lien	Debt	Equity	Total
Fair value at beginning of period	$131,908,963	$131,972,581	$72,212,282	$12,923,871	$349,017,697
Purchases of investments	10,437,000	5,701,383	1,354,073	407,412	17,899,868
Payment-in-kind interest	56,187	—	53,432	—	109,619
Sales and Redemptions	(15,943,258)	—	—	(19,375)	(15,962,633)
Realized Gains	2,380	—	—	—	2,380
Change in unrealized depreciation included in earnings	53,891	1,007,208	(3,670,891)	904,262	(1,705,530)
Amortization of premium and accretion of discount, net	229,900	184,853	139,209	—	553,962
Transfer to Level 2	—	(6,769,899)	—	—	(6,769,899)
Fair value at end of period	$126,745,063	$132,096,126	$70,088,105	$14,216,170	$343,145,464
Change in unrealized depreciation on Level 3 investments still held as of June 30, 2016	$(79,785)	$1,007,208	$(3,670,891)	$904,261	$(1,839,207)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2015 are as follows:

	Senior Secured	Senior Secured	Unsecured
	Loans-First Lien	Loans-Second Lien	Debt	Equity	Total
Fair value at beginning of year	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Purchases of investments	69,339,674	58,891,000	5,028,391	4,653,457	137,912,522
Payment-in-kind interest	119,516	—	319,536	—	439,052
Sales and Redemptions	(12,893,129)	(24,713,777)	(59,935,102)	(8,552)	(97,550,560)
Realized Gains	137,793	—	283,933	—	421,726
Change in unrealized depreciation included in earnings	(776,936)	(4,084,525)	(3,019,906)	(1,323,350)	(9,204,717)
Amortization of premium and accretion of discount, net	452,080	322,985	259,175	—	1,034,240
Transfer from Level 2	—	8,372,500	—	—	8,372,500
Fair value at end of year	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Change in unrealized depreciation on Level 3 investments still held as December 31, 2014	$(771,909)	$(4,432,180)	$(3,415,546)	$(1,323,350)	$(9,942,985)

Transfers are reflected at the value of the securities at the beginning of the period. During the six months ended June 30, 2016, there was one transfer of Level 3 to Level 2. During the year ended December 31, 2015, there was one transfer from Level 2 to Level 3 as additional valuation methods were considered when determining the fair value of this investment.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$46,503,156	$45,034,432	12.83%
New York	48,732,302	35,973,967	10.25%
Colorado	27,803,820	28,754,374	8.20%
California	28,604,845	27,937,007	7.96%
Georgia	20,604,062	21,980,920	6.27%
Massachusetts	22,436,420	21,770,952	6.21%
New Jersey	20,966,387	20,677,047	5.89%
Alabama	18,024,437	18,002,349	5.13%
Illinois	17,534,130	16,883,152	4.81%
Missouri	14,081,626	14,237,163	4.06%
Tennessee	12,298,212	12,355,784	3.52%
Ohio	10,610,249	10,514,593	3.00%
Pennsylvania	9,786,468	10,023,244	2.86%
Arkansas	10,019,921	10,019,921	2.86%
Canada	9,357,381	8,844,344	2.52%
Puerto Rico	8,706,392	8,614,548	2.46%
Florida	7,445,652	7,205,552	2.05%
Minnesota	6,381,785	6,340,437	1.81%
North Carolina	4,914,605	4,890,072	1.39%
Indiana	4,629,593	4,653,474	1.33%
Washington	4,152,252	4,059,134	1.16%
Virginia	4,023,028	3,936,549	1.12%
Kentucky	4,467,890	3,439,864	0.98%
Arizona	3,445,076	3,370,894	0.96%
Utah	1,289,844	1,289,844	0.37%
	$366,819,533	$350,809,617	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of June 30, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,555,380	$56,624,129	16.13%
Services: Business	42,598,468	43,287,421	12.34%
Healthcare & Pharmaceuticals	34,977,439	35,709,359	10.18%
Media: Broadcasting & Subscription	31,377,626	31,262,556	8.91%
Software	26,588,672	25,830,086	7.36%
Consumer goods: non-durable	22,453,875	22,570,081	6.43%
Retail	21,766,283	21,633,111	6.17%
Chemicals, Plastics, & Rubber	14,732,625	15,166,022	4.32%
Telecommunications	16,386,175	15,115,020	4.31%
Education	12,393,782	12,166,255	3.47%
Environmental Industries	10,610,249	10,514,593	3.00%
Automotive	9,786,468	10,023,244	2.86%
Beverage, Food, & Tobacco	9,204,402	9,289,844	2.65%
Services: Consumer	20,646,006	7,811,988	2.23%
Transportation & Logistics	7,231,054	7,258,179	2.07%
Transportation: Cargo	6,755,920	6,239,639	1.78%
High Tech Industries	6,652,471	5,535,000	1.58%
Services: Government	4,023,028	3,936,549	1.12%
Metals & Mining	4,467,890	3,439,864	0.98%
Hotel, Gaming, & Leisure	3,445,076	3,370,894	0.96%
Construction & Building	2,483,308	2,489,478	0.71%
Energy: Oil & Gas	1,683,336	1,536,305	0.44%
	$366,819,533	350,809,617	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	349,017,697	100.00%

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2016:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-1.09% to 19.85% (1.71%)
		Income/Market	Risk free rates	-0.94% to 0.53% (-0.58%)
First lien debt	$126,745,063	approach (2)	Market multiples	5x to 21x (10x)(4)

			HY credit spreads,	-6.42% to 8.40% (0.58%)
		Income/Market	Risk free rates	-1.51% to -0.42% (-0.89%)
Second lien debt	$132,096,126	approach (2)	Market multiples	5x to 13x (9x)(4)

			HY credit spreads,	0.33% to 0.94% (0.67%)
		Income/Market	Risk free rates	-1.20% to -0.20% (-0.72%)
Unsecured debt	$70,088,105	approach (2)	Market multiples	10x to 13x (11x)(4)

			Underwriting multiple/
Equity investments	$14,216,170	Market approach (5)	EBITDA Multiple	2x to 14x (10x)
Total Long Term Level 3
Investments	$343,145,464

(1)	Weighted average based on fair value as of June 30, 2016.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -6.42% (-642 basis points) to 8.40% (840 basis points). The average of all changes was 0.58%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	0.00% to 2.83% (0.97%)
		Income/Market	Risk free rates	-0.37% to 0.89% (-0.12%)
First lien debt	$131,908,961	approach (2)	Market multiples	5x to 28x (11x) (4)

			HY credit spreads,	-4.48% to 5.01% (0.82%)
		Income/Market	Risk free rates	-0.71% to 0.17% (-0.22%)
Second lien debt	$131,972,581	approach (2)	Market multiples	7x to 14x (10x)(4)

			HY credit spreads,	-3.86% to 0.74% (-0.25%)
		Income/Market	Risk free rates	-0.46% to 0.36% (-0.10%)
Unsecured debt	$72,212,282	approach (2)	Market multiples	9x to 12x (10x)(4)

			Underwriting multiple/
Equity investments	$12,923,873	Market approach (5)	EBITDA Multiple	1x to 13x (8x)
Total Long Term Level 3
Investments	$349,017,697

(1)	Weighted average based on fair value as of December 31, 2015.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from 0.00% (0 basis points) to 2.83% (283 basis points). The average of all changes was 0.97%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

As of June 30, 2016 and December 31, 2015, the Company had unfunded commitments of $2,850,000 to two portfolio companies and $3,257,405 to three portfolio companies, respectively, to provide debt financing.

NOTE 6 — FINANCIAL HIGHLIGHTS

	For the	For the
	six months	six months
	ended	ended
	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.19	$13.94
Net investment income	0.64	0.63
Change in unrealized appreciation (depreciation)	(0.07)	0.11
Realized gain(2)	—	0.02
Provision for taxes on unrealized appreciation on investments	0.04	(0.01)
Total from investment operations	$0.61	$0.75
Stockholder distributions from:
Net investment income	(0.68)	(0.68)
Net asset value at end of period	$13.12	$14.01

Per share market value at end of period	$10.24	$11.40
Total return based on market value (3)	14.04%	2.29%
Weighted average shares outstanding	12,479,959	12,479,962

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

	For the		For the
	six months		six months
	ended		ended
	June 30, 2016		June 30, 2015
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$163,720,501		$174,859,306
Weighted Average net assets	$163,791,413		$174,530,062
Annualized ratio of gross operating expenses to net assets (4) (7) (8)	13.35%		11.18%
Annualized ratio of interest expense and other fees to net assets (4)	4.81%		3.44%
Annualized ratio of net investment income to net assets (4) (7) (8)	9.96%		9.04%
Portfolio Turnover (5)	4.55%		17.00%
Notes payable	$25,000,000		$25,000,000
Credit Facility payable	$110,000,000		$107,000,000
SBA Debentures	$65,000,000		$26,000,000
Asset coverage ratio (6)	2.21	x	2.32	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	The per share impact of the Company’s realized gains for the six months ended June 30, 2016 and 2015 had an impact to net assets of less than $0.01 per share during the applicable period.

(3)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.

(4)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments and the one-time expense of previously capitalized deferred offering costs.

(5)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(6)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA Debentures are excluded from the numerator and denominator.

(7)	These ratios include the impact of the benefit for income taxes related to unrealized loss on investments of $322,151 for the six months ended June 30, 2016 and a provision for income taxes related to unrealized gain on investments of $114,258 for the six months ended June 30, 2015, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the six months ended June 30, 2016 and 2015 was 0.20% and 0.065%, respectively.

(8)	These ratios include the impact of the one-time expense of previously capitalized deferred offering costs of $261,761 for the six months ended June 30, 2016. The deferred offering costs to net assets for the six months ended June 30, 2016 was 0.16%.

NOTE 7 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank, one of the lenders, serves as administrative agent under the Credit Facility. The Credit Facility, as amended on November 21, 2014 and May 31, 2016, provides for borrowings in an aggregate amount of $120,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2016, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility including that the Company have a minimum asset coverage of 2.25 to 1.0 immediately after giving effect to such borrowing. The Credit Facility was amended May 31, 2016, to amend the incurrence test from 2.25 to 2.20 to 1.0 until July 31, 2016. As of June 30, 2016, the Company’s asset coverage ratio was 2.21 to 1.0.

As of June 30, 2016 and December 31, 2015, the outstanding balance under the Credit Facility was $110,000,000 and $109,500,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3,067,715 in connection with obtaining, amending, and maintaining the Credit Facility, which are being amortized over the life of the Credit Facility. As of June 30, 2016 and December 31, 2015, $1,041,781 and $1,302,627 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	June 30,	December 31,
	2016	2015
Credit Facility payable	$110,000,000	$109,500,000
Prepaid loan structure fees	1,041,781	1,302,627
Credit facility payable, net of prepaid loan structure fees	$108,958,219	$108,197,373

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

For the three months ended June 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $977,922 for the three months ended June 30, 2016, of which $830,436 was interest expense, $118,025 was amortization of loan fees paid on the Credit Facility, $17,063 related to commitment fees on the unused portion of the Credit Facility, and $12,398 related to loan administration fees. The Company paid $878,914 in interest expense and unused commitment fees for the three months ended June 30, 2016. The average borrowings under the Credit Facility for the three months ended June 30, 2016 were $106,615,385.

For the six months ended June 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1,967,366 for the six months ended June 30, 2016, of which $1,676,186 was interest expense, $236,050 was amortization of loan fees paid on the Credit Facility, $30,334 related to commitment fees on the unused portion of the Credit Facility, and $24,796 related to loan administration fees. The Company paid $1,736,054 in interest expense and unused commitment fees for the six months ended June 30, 2016. The average borrowings under the Credit Facility for the six months ended June 30, 2016 were $108,057,692.

For the three months ended June 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.8% (approximately 3.4% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $895,847 for the three months ended June 30, 2015, of which $744,873 was interest expense, $118,026 was amortization of loan fees paid on the Credit Facility, $20,208 related to commitment fees on the unused portion of the Credit Facility, and $12,740 related to loan administration fees. The Company paid $811,366 in interest expense and unused commitment fees for the three months ended June 30, 2015. The average borrowings under the Credit Facility for the three months ended June 30, 2015 were $104,043,478.

For the six months ended June 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.4% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1,790,684 for the six months ended June 30, 2015, of which $1,492,860 was interest expense, $234,754 was amortization of loan fees paid on the Credit Facility, $37,730 related to commitment fees on the unused portion of the Credit Facility, and $25,340 related to loan administration fees. The Company paid $1,585,882 in interest expense and unused commitment fees for the six months ended June 30, 2015. The average borrowings under the Credit Facility for the six months ended June 30, 2015 were $104,910,221.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 8 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides for such indebtedness to be subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the SBIC subsidiary. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both June 30, 2016 and December 31, 2015, the carrying amount of the Notes was approximately $25,000,000 and the fair value of the Notes was approximately $25.4 million and $24.6 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $929,570 of fees which are being amortized over the term of the Notes, of which $530,183 remains to be amortized. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the Notes Payable, net of deferred financing costs:

	June 30,	December 31,
	2016	2015
Notes payable	$25,000,000	$25,000,000
Deferred financing costs	530,183	618,892
Notes payable, net of deferred financing costs	$24,469,817	$24,381,108

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

For the three months ended June 30, 2016, the Company incurred interest and fee expense on the Notes of $452,775, of which $406,250 was interest expense, $45,941 was amortization of loan fees paid on the Notes, and $584 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

For the six months ended June 30, 2016, the Company incurred interest and fee expense on the Notes of $906,209, of which $812,500 was interest expense, $91,380 was amortization of loan fees paid on the Notes, and $2,329 related to administration fees. The Company paid $812,500 in interest expense on the Notes during the period.

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

The indenture and supplements thereto relating to the Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act.

NOTE 9 — SBA DEBENTURES

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both June 30, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $98,896,394 and $97,142,374 in assets at June 30, 2016 and December 31, 2015, respectively, which accounted for approximately 27.0% and 27.0% of our total consolidated assets at June 30, 2016 and December 31, 2015, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both June 30, 2016 and December 31, 2015, the SBIC subsidiary had $65,000,000 of SBA Debentures outstanding, which mature ten years from issuance. The first maturity related to the SBIC Debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA Debentures is approximately 9.4 years as of June 30, 2016.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

As of June 30, 2016 and December 31, 2015, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2016 and December 31, 2015 the SBA Debentures would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2016, the Company has incurred $2,226,250 in financing costs related to the SBA Debentures. As of June 30, 2016 and December 31, 2015, $1,821,951 and $1,984,154 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the SBA Debentures, net of prepaid loan fees:

	June 30,	December 31,
	2016	2015
SBA Debentures payable	$65,000,000	$65,000,000
Prepaid loan fees	1,821,951	1,984,154
SBA Debentures, net of prepaid loan fees	$63,178,049	$63,015,846

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

For the three months ended June 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $584,493 for the three months ended June 30, 2016, of which $503,391 was interest expense, and $81,102 was amortization of loan fees. The Company paid no interest expense during the three months ended June 30, 2016. The average borrowings of SBA Debentures for the three months ended June 30, 2016 were $65,000,000.

For the six months ended June 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 2.7% (approximately 3.2% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $1,021,458 for the six months ended June 30, 2016, of which $859,254 was interest expense, and $162,204 was amortization of loan fees. The Company paid $557,540 of interest expense during the six months ended June 30, 2016. The average borrowings of SBA Debentures for the six months ended June 30, 2016 were $65,000,000.

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

NOTE 10 — SUBSEQUENT EVENTS

Investment Portfolio

On July 5, 2016 and July 19, 2016, we funded $0.3 million and $0.1 million, respectively, of the revolver of HUF Worldwide, LLC.

On July 15, 2016, we made a $2.6 million investment in the first lien term loan of Good Source Solutions, Inc. Additionally, we invested $0.2 million in the company’s equity.

Credit Facility

On July 29, 2016, we entered into an amendment to the Credit Facility, which amended the minimum incurrence test requiring that the Company maintain a minimum asset coverage of 2.25 to 1.00 immediately after giving effect to additional borrowings to require minimum asset coverage of 2.20 to 1.00 for a period expiring August 31, 2016.

The outstanding balance under the Credit Facility as of August 3, 2016 was $103.0 million.

Dividends Declared

On July 7, 2016, the Company’s board of directors declared a regular monthly dividend for each of July 2016, August 2016 and September 2016 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/7/2016	7/27/2016	7/29/2016	8/15/2016	$0.1133
7/7/2016	8/29/2016	8/31/2016	9/15/2016	$0.1133
7/7/2016	9/28/2016	9/30/2016	10/14/2016	$0.1133

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

We have elected to be treated for U.S. federal tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2016, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of June 30, 2016, we had $350.8 million (at fair value) invested in 42 portfolio companies. As of June 30, 2016, our portfolio included approximately 36% of first lien debt, 40% of second lien debt, 20% of mezzanine debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2016 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$128,127,098	$126,745,063
Senior Secured – Second Lien	142,743,757	139,760,279
Unsecured Debt	83,038,853	70,088,105
Equity	12,909,825	14,216,170
Total Investments	$366,819,533	$350,809,617

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2016 and December 31, 2015, the Company had two and three such investments with aggregate unfunded commitments of $2.9 million and $3.3 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$46,503,156	$45,034,432	12.83%
New York	48,732,302	35,973,967	10.25%
Colorado	27,803,820	28,754,374	8.20%
California	28,604,845	27,937,007	7.96%
Georgia	20,604,062	21,980,920	6.27%
Massachusetts	22,436,420	21,770,952	6.21%
New Jersey	20,966,387	20,677,047	5.89%
Alabama	18,024,437	18,002,349	5.13%
Illinois	17,534,130	16,883,152	4.81%
Missouri	14,081,626	14,237,163	4.06%
Tennessee	12,298,212	12,355,784	3.52%
Ohio	10,610,249	10,514,593	3.00%
Pennsylvania	9,786,468	10,023,244	2.86%
Arkansas	10,019,921	10,019,921	2.86%
Canada	9,357,381	8,844,344	2.52%
Puerto Rico	8,706,392	8,614,548	2.46%
Florida	7,445,652	7,205,552	2.05%
Minnesota	6,381,785	6,340,437	1.81%
North Carolina	4,914,605	4,890,072	1.39%
Indiana	4,629,593	4,653,474	1.33%
Washington	4,152,252	4,059,134	1.16%
Virginia	4,023,028	3,936,549	1.12%
Kentucky	4,467,890	3,439,864	0.98%
Arizona	3,445,076	3,370,894	0.96%
Utah	1,289,844	1,289,844	0.37%
	$366,819,533	$350,809,617	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
New York	$53,089,906	$44,028,592	12.62%
Texas	44,455,960	42,224,563	12.10%
Colorado	27,775,081	28,719,072	8.23%
California	28,079,435	27,836,262	7.97%
Georgia	26,100,285	25,845,891	7.41%
Massachusetts	22,407,217	21,363,609	6.12%
New Jersey	21,285,356	20,943,875	6.00%
Alabama	18,330,990	18,153,182	5.20%
Illinois	17,514,510	17,452,318	5.00%
Missouri	14,067,329	13,369,069	3.83%
Tennessee	12,286,222	12,051,362	3.45%
Ohio	10,593,407	10,593,407	3.04%
Pennsylvania	9,827,328	9,827,328	2.82%
Puerto Rico	8,702,074	8,602,868	2.46%
Canada	9,411,185	8,300,280	2.38%
Florida	7,592,824	7,390,241	2.12%
Minnesota	6,881,287	6,839,308	1.96%
North Carolina	4,909,192	4,760,844	1.36%
Indiana	4,739,046	4,715,703	1.35%
Kentucky	4,473,006	4,518,888	1.29%
Washington	4,146,167	4,083,966	1.17%
Virginia	4,016,918	3,962,905	1.14%
Arizona	3,527,734	3,434,164	0.98%
	$364,212,459	$349,017,697	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,555,380	$56,624,129	16.13%
Services: Business	42,598,468	43,287,421	12.34%
Healthcare & Pharmaceuticals	34,977,439	35,709,359	10.18%
Media: Broadcasting & Subscription	31,377,626	31,262,556	8.91%
Software	26,588,672	25,830,086	7.36%
Consumer goods: non-durable	22,453,875	22,570,081	6.43%
Retail	21,766,283	21,633,111	6.17%
Chemicals, Plastics, & Rubber	14,732,625	15,166,022	4.32%
Telecommunications	16,386,175	15,115,020	4.31%
Education	12,393,782	12,166,255	3.47%
Environmental Industries	10,610,249	10,514,593	3.00%
Automotive	9,786,468	10,023,244	2.86%
Beverage, Food, & Tobacco	9,204,402	9,289,844	2.65%
Services: Consumer	20,646,006	7,811,988	2.23%
Transportation & Logistics	7,231,054	7,258,179	2.07%
Transportation: Cargo	6,755,920	6,239,639	1.78%
High Tech Industries	6,652,471	5,535,000	1.58%
Services: Government	4,023,028	3,936,549	1.12%
Metals & Mining	4,467,890	3,439,864	0.98%
Hotel, Gaming, & Leisure	3,445,076	3,370,894	0.96%
Construction & Building	2,483,308	2,489,478	0.71%
Energy: Oil & Gas	1,683,336	1,536,305	0.44%
	$366,819,533	350,809,617	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	349,017,697	100.00%

At June 30, 2016, our average portfolio company investment at amortized cost and fair value was approximately $8.7 million and $8.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $21.8 million, respectively. At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.3 million and $8.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $21.4 million, respectively.

At June 30, 2016, 78% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 22% bore interest at fixed rates. At December 31, 2015, 75% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 25% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2016 and December 31, 2015 was approximately 10.7% and 10.6%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as the return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $10.8 million and $10.9 million, respectively.

Investment Activity

During the six months ended June 30, 2016, we made an aggregate of $17.9 million of investments in four new portfolio company and two existing portfolio companies. During the six months ended June 30, 2016, we received an aggregate of $16.0 million in proceeds from repayments of our investments, including $2.0 from amortization of certain investments.

During the six months ended June 30, 2015, we made an aggregate of $60.0 million of investments in seven new portfolio companies and three existing portfolio companies. During the six months ended June 30, 2015, we received an aggregate of $53.9 million in proceeds from repayments and sales of our investments, including $2.7 million from amortization of certain other investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital required by middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	June 30, 2016			December 31, 2015
			% of Total			% of Total
Investment Category	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
1	$74.9	$76.9	22%	$35.2	$36.1	10%
2	217.7	217.1	62%	297.7	292.4	84%
3	61.1	56.2	16%	18.1	15.8	5%
4	—	—	—%	—	—	—%
5	13.2	0.6	—%	13.2	4.7	1%
Total	$366.9	$350.8	100%	$364.2	$349.0	100%

Of the $16.1 million of net unrealized depreciation on investments as of June 30, 2016, $12.6 million was attributable to company specific circumstances at portfolio companies with an investment category rating of 4 or 5. Of the $15.2 million of net unrealized depreciation on investments as of December 31, 2015, $8.5 million was attributable to company specific circumstances at portfolio companies with an investment category rating of 4 or 5.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2016, we had one loan on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.2% at fair value. December 31, 2015, we had one loan on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 1.3% at fair value.

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

Comparison of the Three Months and Six Months Ended June 30, 2016 and 2015

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay payment in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees.

The following shows the breakdown of investment income for the three and six months ended June 30, 2016 and 2015 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income	$9.2	$8.5	$18.6	$17.0
PIK interest	0.1	0.1	0.1	0.3
Miscellaneous fees	0.3	0.1	0.4	0.1
Total	$9.6	$8.7	$19.1	$17.4

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2016 and 2015 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Expenses
Management fees	$1.6	$1.5	$3.1	$2.9
Valuation Fees	0.1	—	0.2	0.2
Administrative services expenses	0.3	0.3	0.5	0.6
Incentive fees	1.0	1.0	2.0	2.0
Professional fees	0.1	0.1	0.4	0.4
Directors’ fees	0.1	0.1	0.2	0.2
Insurance expense	0.1	0.1	0.2	0.2
Interest expense and other fees	2.0	1.5	3.9	2.9
Deferred offering costs	0.3	—	0.3	—
Other general and administrative	0.1	0.1	0.2	0.2
Total Operating Expenses	$5.7	$4.7	$11.0	$9.6

The increase in operating expenses for the respective periods was primarily due to an increase in interest expense driven by the issuance of $39.0 million in SBA-guaranteed debentures (“SBS Debentures”) since June 30, 2015. Additionally, the Company incurred $0.2 million related to the one-time expense of previously capitalized deferred offering costs during the six months ended June 30, 2016.

The Adviser has informed the Company that it will waive incentive fees for fiscal year ending December 31, 2016 to the extent necessary for the earnings of the Company to support dividends paid for the year. The determination of the amount to be waived will be finalized as of the end of the fiscal year, with such amounts being accrued on a quarterly basis. The Adviser will not be entitled to recoup any amount of incentive fees that it waives pursuant to this agreement. This arrangement is effective for the fiscal year ending December 31, 2016 and there can be no assurance that the Adviser will extend the waiver beyond December 31, 2016.

Net Investment Income

For the three months ended June 30, 2016, net investment income was $3.9 million, or $0.32 per common share (based on 12,479,959 weighted-average common shares outstanding at June 30, 2016).

For the three months ended June 30, 2015, net investment income was $4.0 million, or $0.32 per common share (based on 12,479,962 weighted-average common shares outstanding at June 30, 2015).

For the six months ended June 30, 2016, net investment income was $8.0 million, or $0.64 per common share (based on 12,479,959 weighted-average common shares outstanding at June 30, 2016).

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

Repayments of investments and amortization of other certain investments for the three months ended June 30, 2016 totaled $15.4 million and net realized gains totaled $1 thousand.

Repayments of investments and amortization of other certain investments for the three months ended June 30, 2015 totaled $36.6 million and net realized gains totaled $290 thousand.

Repayments of investments and amortization of other certain investments for the six months ended June 30, 2016 totaled $16.0 million and net realized gains totaled $2 thousand.

Repayments of investments and amortization of other certain investments for the six months ended June 30, 2015 totaled $53.9 million and net realized gains totaled $293 thousand.

Net Change in Unrealized Depreciation of Investments

Net change in unrealized depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents for the three months ended June 30, 2016 and 2015 totaled $0.9 million and ($0.2) million, respectively.

Net change in unrealized depreciation on investments and cash equivalents for the six months ended June 30, 2016 and 2015 totaled ($0.8) million and $1.4 million, respectively.

The increase in the change in unrealized depreciation for the three months ended June 30, 2016 and 2015 was due to general tightening of market interest rate spreads. The decrease in the change in unrealized depreciation for the six months ended June 30, 2016 and 2015 was due primarily to additional depreciation on our one non-accrual loan which was slightly offset by general tightening of market interest spreads.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2016, net increase in net assets resulting from operations totaled $5.0 million, or $0.41 per common share (based on 12,479,959 weighted-average common shares outstanding at June 30, 2016).

For the three months ended June 30, 2015, net increase in net assets resulting from operations totaled $4.0 million, or $0.32 per common share (based on 12,479,962 weighted-average common shares outstanding at June 30, 2015).

For the six months ended June 30, 2016, net increase in net assets resulting from operations totaled $7.6 million, or $0.61 per common share (based on 12,479,959 weighted-average common shares outstanding at June 30, 2016).

For the six months ended June 30, 2015, net increase in net assets resulting from operations totaled $9.4 million, or $0.75 per common share (based on 12,479,962 weighted-average common shares outstanding at June 30, 2015).

The increase in net assets resulting from operations for the three months ended June 30, 2016 and 2015 was to the change in unrealized appreciation (depreciation) mentioned above. The decrease in net assets resulting from operations for the six months ended June 30, 2016 and 2015 was due to the change in unrealized appreciation (depreciation) mentioned above.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $ 7.9 million for the six months ended June 30, 2016, primarily in connection with cash interest received and repayments of our investments, which was offset by the purchase and origination of portfolio investments. Our financing activities for the six months ended June 30, 2016 used cash of $ 8.0 million due to distributions to stockholders during the period.

Our operating activities provided cash of $2.5 million for the six months ended June 30, 2015, primarily in connection with cash interest received and repayments of our investments. Our financing activities for the six months ended June 30, 2015 provided cash of $1.2 million primarily related to the issuance of SBA Debentures.

Our liquidity and capital resources are derived from the Credit Facility, SBA Debentures, the offering of securities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We did not seek stockholder authorization to sell shares of our common stock at a price below the then current net asset value per share at our 2016 annual meeting of stockholders. As such, we do not currently have stockholder authorization. We may use, and expect to continue to use, these capital resources as well as proceeds from turnover within our investment portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2015 Annual Meeting of Stockholders. On June 26, 2016, the approval granted by shareholders which authorized us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings expired. We elected not to seek shareholder approval to sell shares below net asset value in our 2016 proxy; however, we may seek such approval in the future. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. As of June 30, 2016 and December 31, 2015, our asset coverage ratio was 221% and 222%, respectively. At all times during the six months ended June 30, 2016 and year ended December 31, 2015, were in compliance with the asset coverage. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $10.8 million and $10.9 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank, one of the lenders, serves as administrative agent under the Credit Facility. The Credit Facility, as amended on November 21, 2014 and May 31, 2016, provides for borrowings in an aggregate amount of $120.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2016, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility, including that the Company have a minimum asset coverage of 2.25 to 1.0 immediately after giving effect to such borrowing. The Credit Facility was amended on May 31, 2016 to amend the incurrence test was amended from 2.25 to 2.20 to 1.0 until July 31, 2016. As of June 30, 2016, the Company’s asset coverage ratio was 2.21 to 1.0.

As of June 30, 2016 and December 31, 2015, the outstanding balance under the Credit Facility was $110.0 million and $109.5 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Credit Facility,which are being amortized over the life of the Credit Facility. As of June 30, 2016 and December 31, 2015, $1.0 million and $1.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to our Credit Facility as required by ASU No. 2015-3. See Note 1 to our consolidated financial statements for further discussion.

For the three months ended June 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1.0 million for the three months ended June 30, 2016, of which $0.8 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $0.9 million in interest expense and unused commitment fees for the three months ended June 30, 2016. The average borrowings under the Credit Facility for the three months ended June 30, 2016 were $106.6 million.

For the six months ended June 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $2.0 million for the six months ended June 30, 2016, of which $1.7 million was interest expense, $0.2 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $1.7 million in interest expense and unused commitment fees for the six months ended June 30, 2016. The average borrowings under the Credit Facility for the six months ended June 30, 2016 were $108.0 million.

For the three months ended June 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.8% (approximately 3.4% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $0.9 million for the three months ended June 30, 2015, of which $0.7 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $0.8 million in interest expense and unused commitment fees for the three months ended June 30, 2015. The average borrowings under the Credit Facility for the three months ended June 30, 2015 were $104.0 million.

For the six months ended June 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.4% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1.8 million for the six months ended June 30, 2015, of which $1.5 million was interest expense, $0.3 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $1.6 million in interest expense and unused commitment fees for the six months ended June 30, 2015. The average borrowings under the Credit Facility for the six months ended June 30, 2015 were $104.9 million.

Notes Offering

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides for such indebtedness to be subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the SBIC subsidiary. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both June 30, 2016 and December 31, 2015, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was approximately $25.4 million and $24.6 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the Notes, of which $0.5 million remains to be amortized. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

For the three months ended June 30, 2016, the Company incurred interest and fee expense on the Notes of $0.5 million, of which $0.4 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.4 million in interest expense on the Notes during the period.

For the six months ended June 30, 2016, the Company incurred interest and fee expense on the Notes of $0.9 million, of which $0.8 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.8 million in interest expense on the Notes during the period.

For the three months ended June 30, 2015, the Company incurred interest and fee expense on the Notes of $0.4 million, of which $0.4 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.4 million in interest expense on the Notes during the period.

For the six months ended June 30, 2015, the Company incurred interest and fee expense on the Notes of $0.9 million, of which $0.8 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.8 million in interest expense on the Notes during the period.

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

SBA Debentures

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both June 30, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $98.9 million and $97.1 million in assets at June 30, 2016 and December 31, 2015, respectively, which accounted for approximately 27.0% and 27.0% of our total consolidated assets at June 30, 2016 and December 31, 2015, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both June 30, 2016 and December 31, 2015, the SBIC subsidiary had $65.0 million of SBA Debentures outstanding, which mature ten years from issuance. The first maturity related to the SBA Debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA Debentures is approximately 9.4 years as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2016 and December 31, 2015 the SBA Debentures would be deemed to be Level 3, as defined in Note 4 to our consolidated financial statements.

As of June 30, 2016, the Company has incurred $2.2 million in financing costs related to the SBA Debentures. As of June 30, 2016 and December 31, 2015, $1.8 million and $2.0 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

For the three months ended June 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $0.6 million for the three months ended June 30, 2016, of which $0.5 million was interest expense, and $0.1 million was amortization of loan fees. The Company paid no interest expense during the three months ended June 30, 2016. The average borrowings of SBA Debentures for the three months ended June 30, 2016 were $65.0 million.

For the six months ended June 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 2.7% (approximately 3.2% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $1.0 million for the six months ended June 30, 2016, of which $0.9 million was interest expense, and $0.1 million was amortization of loan fees. The Company paid $0.6 million of interest expense during the six months ended June 30, 2016. The average borrowings of SBA Debentures for the six months ended June 30, 2016 were $65.0 million.

For the three months ended June 30, 2015, the weighted average effective interest rate for the SBA Debentures was approximately 2.7% (approximately 3.9% including loan fees). Interest is paid semi-annually. The company recorded interest and fee expense on the SBA Debentures of $0.1 million for the three months ended June 30, 2015, which represents both interest expense and amortization of loan fees. The company did not pay interest expense during the three months ended June 30, 2015. The average borrowings of SBA Debentures for the three months ended June 30, 2015 were $17.1 million.

For the six months ended June 30, 2015, the weighted average effective interest rate for the SBA Debentures was approximately 2.0% (approximately 2.9% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $0.2 million for the six months ended June 30, 2015, of which $0.1 million was interest expense, and $0.1 million was amortization of loan fees. The Company paid $0.1 million of interest expense during the six months ended June 30, 2015. The average borrowings of SBA Debentures for the six months ended June 30, 2015 were $16.7 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2016 and December 31, 2015, our off-balance sheet arrangements consisted of unfunded commitments to provide debt financing to two and three of our portfolio companies totaling $2.9 million and $3.3 million, respectively.

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

Subsequent Events

Investment Portfolio

On July 5, 2016 and July 19, 2016, we funded $0.3 million and $0.1 million, respectively, of the revolver of HUF Worldwide, LLC.

On July 15, 2016, we made a $2.6 million investment in the first lien term loan of Good Source Solutions, Inc. Additionally, we invested $0.2 million in the company’s equity.

Credit Facility

On July 29, 2016, we entered into an amendment to the Credit Facility, which amended the minimum incurrence test requiring that the Company maintain a minimum asset coverage of 2.25 to 1.00 immediately after giving effect to additional borrowings to require minimum asset coverage of 2.20 to 1.00 for a period expiring August 31, 2016.

The outstanding balance under the Credit Facility as of August 3, 2016 was $103.0 million.

Dividends Declared

On July 7, 2016, the Company’s board of directors declared a regular monthly dividend for each of July 2016, August 2016 and September 2016 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/7/2016	7/27/2016	7/29/2016	8/15/2016	$0.1133
7/7/2016	8/29/2016	8/31/2016	9/15/2016	$0.1133
7/7/2016	9/28/2016	9/30/2016	10/14/2016	$0.1133

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2016, 78% or 37 of the loans in our portfolio bore interest at floating rates. Of these 37 loans, 31 have interest rate floors that are higher than the current applicable LIBOR rate, effectively converting the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will be subject to floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2016 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income for the three and six months ended June 30, 2016 by approximately $423 thousand and $804 thousand, respectively, due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the six months ended June 30, 2016 and 2015, we did not engage in hedging activities. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of June 30, 2016, we had not entered into any interest rate hedging arrangements. At June 30, 2016, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $255 thousand and $540 thousand, respectively, for the three and six months ended June 30, 2016, respectively. The Notes and SBA Debentures bear interest at a fixed rate per year and would not be impacted by changes in interest rates.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

  Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1*	Second Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank, dated May 31, 2016.
10.2*	Third Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank, dated July 29, 2016.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLUS CAPITAL INVESTMENT CORPORATION
Dated: August 4, 2016
	By:	/s/ Robert T. Ladd
Name: Robert T. Ladd
Title: Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
Name: W. Todd Huskinson
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Second Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank, dated May 31, 2016.
10.2*	Third Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank, dated July 29, 2016.
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.