Form 10-Q
period 2016-09-30
Stellus Capital Investment Corp
filed 2016-11-03
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 2, 2016 was 12,479,957.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $362,534,225 and $364,212,459, respectively)	$352,701,256	$349,017,697
Cash and cash equivalents	8,640,005	10,875,790
Receivable for sales and repayments of investments	3,561,582	10,000
Interest receivable	4,158,012	4,720,031
Deferred offering costs	—	261,761
Accounts receivable	—	7,684
Prepaid expenses	147,344	475,449
Total Assets	$369,208,199	$365,368,412
LIABILITIES
Notes Payable, net of deferred financing costs	$24,518,185	$24,381,108
Credit facility payable, net of prepaid loan structure fees	106,590,075	108,197,373
SBA Debentures, net of prepaid loan fees	63,260,043	63,015,846
Dividends payable	1,413,982	1,413,982
Base management fees payable	1,574,354	1,518,779
Incentive fees payable	1,437,030	607,956
Interest payable	408,237	570,189
Unearned revenue	21,773	36,877
Administrative services payable	239,576	397,799
Deferred tax liability	19,607	381,723
Other accrued expenses and liabilities	319,301	195,676
Total Liabilities	$199,802,163	$200,717,308
Commitments and contingencies (Note 5)
Net Assets	$169,406,036	$164,651,104
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,479,958 and 12,479,960 shares issued and outstanding, respectively)	$12,480	$12,480
Paid-in capital	180,994,732	180,994,752
Accumulated undistributed net realized loss	(895,809)	—
Distributions in excess of net investment income	(852,791)	(779,643)
Net unrealized depreciation on investments and cash equivalents, net of provision for taxes of $19,607 and $381,723, respectively.	(9,852,576)	(15,576,485)
Net Assets	$169,406,036	$164,651,104
Total Liabilities and Net Assets	$369,208,199	$365,368,412
Net Asset Value Per Share	$13.57	$13.19

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income	$9,773,863	$8,509,804	$28,477,016	$25,776,147
Other income	428,890	93,009	816,739	231,219
Total Investment Income	$10,202,753	$8,602,813	$29,293,755	$26,007,366
OPERATING EXPENSES
Management fees	$1,574,354	$1,462,024	$4,673,568	$4,322,488
Valuation fees	157,179	139,266	357,346	328,065
Administrative services expenses	244,303	224,836	782,230	800,863
Incentive fees	1,110,297	954,908	3,121,395	2,914,633
Professional fees	177,410	92,320	564,724	454,675
Directors’ fees	73,000	76,000	251,000	260,000
Insurance expense	119,323	119,417	355,376	354,603
Interest expense and other fees	2,037,782	1,557,629	5,932,814	4,522,176
Deferred offering costs	—	—	261,761	—
Other general and administrative expenses	100,362	156,782	340,406	391,330
Total Operating Expenses	$5,594,010	$4,783,182	$16,640,620	$14,348,833
Net Investment Income	$4,608,743	$3,819,631	$12,653,135	$11,658,533
Net Realized Gain (Loss) on Investments and Cash Equivalents	$(898,189)	$2,146	$(895,809)	$294,863
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	$6,176,947	$(4,593,553)	$5,361,794	$(3,216,547)
Net Tax Benefit for Unrealized Appreciation/ Depreciation on Investments	$39,965	$147,439	$362,116	$33,181
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,927,466	$(624,337)	$17,481,236	$8,770,030
Net Investment Income Per Share	$0.37	$0.31	$1.01	$0.93
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share	$0.80	$(0.05)	$1.40	$0.70
Weighted Average Shares of Common Stock Outstanding	12,479,958	12,479,962	12,479,959	12,479,962
Distributions Per Share	$0.34	$0.34	$1.02	$1.02

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	nine months	nine months
	Ended	ended
	September 30,	September 30,
	2016	2015
Increase in Net Assets Resulting from Operations
Net investment income	$12,653,135	$11,658,533
Net realized gain (loss) on investments and cash equivalents	(895,809)	294,863
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	5,361,794	(3,216,547)
Net tax benefit for unrealized appreciation/depreciation on investments	362,116	33,181
Net Increase in Net Assets Resulting from Operations	$17,481,236	$8,770,030
Stockholder distributions from:
Net investment income	(12,726,304)	(12,726,816)
Total Distributions	$(12,726,304)	$(12,726,816)
Total increase (decrease) in net assets	$4,754,932	$(3,956,786)
Net assets at beginning of period	$164,651,104	$173,949,452
Net assets at end of period (includes $852,791 and $1,847,907 of distributions in excess of net investment income, respectively)	$169,406,036	$169,992,666

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,481,236	$8,770,030
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(37,392,617)	(85,108,716)
Proceeds from sales and repayments of investments	35,618,611	76,333,638
Net change in unrealized depreciation (appreciation) on investments	(5,361,794)	3,216,547
Deferred tax benefit	(362,116)	(33,181)
Increase in investments due to PIK	(165,110)	(387,975)
Amortization of premium and accretion of discount, net	(830,040)	(759,387)
Amortization of loan structure fees	392,702	392,297
Amortization of deferred financing costs	244,197	163,619
Amortization of loan fees on SBIC debentures	137,077	136,646
Net realized (gain) loss on investments	895,809	(294,863)
Deferred offering cost	261,761	—
Changes in other assets and liabilities
Decrease in interest receivable	562,019	736,112
Decrease (increase) in accounts receivable	7,684	(6,988)
Decrease in prepaid expenses and fees	328,105	278,779
Increase in management fees payable	55,575	102,005
Increase in incentive fees payable	829,074	7,762
Decrease in administrative services payable	(158,223)	(211,504)
Decrease in interest payable	(161,952)	(20,273)
Decrease in unearned revenue	(15,104)	(116,869)
Increase in other accrued expenses and liabilities	123,625	123,073
Net cash provided by operating activities	$12,490,519	$3,320,752
Cash flows from financing activities
Proceeds from SBA Debentures	—	9,750,000
Financing costs paid on SBA Debentures	—	(561,437)
Stockholder distributions paid	(12,726,304)	(12,726,816)
Borrowings under credit facility	28,250,000	86,500,000
Repayments of credit facility	(30,250,000)	(82,250,000)
Net cash provided (used) by financing activities	$(14,726,304)	$711,747
Net increase (decrease) in cash and cash equivalents	(2,235,785)	4,032,499
Cash and cash equivalents balance at beginning of period	10,875,790	2,046,563
Cash and cash equivalents balance at end of period	$8,640,005	$6,079,062
Supplemental and non-cash financing activities
Interest expense paid	$5,315,790	$3,844,890

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2016

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,247,795	$5,202,129	3.07%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	431,021	0.25%
Total										5,622,795	5,633,150	3.32%
Apex Environmental Resources Holdings, LLC
Common Units	(4)	Equity						Amsterdam, OH	517 shares	517	513	0.00%
Preferred Units	(4)	Equity						Environmental Industries	517 shares	517,439	513,451	0.30%
Total										517,956	513,964	0.30%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,921,378	8,000,000	4.72%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Term Loan	(4)(6)(7) (8)	Unsecured	17.00%		15.00%	2.00%	2/27/2016	Services: Consumer	$13,200,354	13,200,354	722,059	0.43%

Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,416,056	7,366,983	4.35%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	180,804	0.11%
Total										7,941,056	7,547,787	4.46%
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(3)	First Lien	L+8.50%	0.50%	9.00%		12/31/2020	Automotive	$118,046	115,972	118,046	0.07%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	0.50%	9.00%		12/31/2020		$9,207,579	9,029,261	9,207,579	5.44%
CPP Holdings LLC Common Shares, Class A	(4)	Equity							149,828 shares	149,828	235,351	0.14%
Total										9,295,061	9,560,976	5.65%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(3)(14)	First Lien	L+6.50%	1.00%	9.03%		7/16/2020	Education	$12,500,000	12,399,190	12,367,017	7.30%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,385,868	12,432,382	7.34%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,977,036	1,989,181	1.17%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,953,819	4,972,953	2.94%
Colford Capital Holding, LLC Preferred Units	(4)(5)	Equity							38,893 units	557,143	663,732	0.39%
Total										19,873,866	20,058,248	11.84%
Doskocil Manufacturing Company, Inc. (Petmate)								Arlington, TX
Term Loan (SBIC)	(2)(14)	First Lien	L+6.00%	1.00%	9.43%		11/10/2020	Consumer goods: non-durable	$8,750,000	8,619,584	8,746,138	5.16%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	11.34%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,870,179	9,000,000	5.31%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	456,656	0.27%
Total										9,120,179	9,456,656	5.58%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2016

Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,252,384	18,261,988	10.78%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,655,274	2,471,978	1.46%
Total										19,907,658	20,733,966	12.24%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,509,367	11,447,843	6.76%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,624,854	9,574,361	5.65%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,567,077	0.93%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	15,829	0.01%
Total										22,451,627	22,605,110	13.35%

Energy Labs, Inc								Houston, TX
Term Loan (SBIC)	(2)(12)(14)	First Lien	P+5.50%	2.00%	12.03%		9/29/2021	Energy: Oil & Gas	$5,300,000	5,194,000	5,194,000	3.07%
Energy Labs Holding Corp Common Units	(4)								500 shares	500,000	500,000	0.30%
										5,694,000	5,694,000	3.37%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,353,059	3,305,881	3,332,558	1.97%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	67,988	0.04%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,020	1,743	0.00%
Total										3,426,571	3,402,289	2.01
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	9.84%		6/10/2021	Consumer goods: non-durable	$9,937,500	9,748,928	9,746,826	5.75%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	2/3/2021		$122,823	122,823	122,823	0.07%
Sun Furniture Factory, LP Common LP/LLC Units	(4)	Equity							13,445 Shares	94,569	89,254	0.05%
Total										9,966,320	9,958,903	5.87%
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Services: Business	$5,000,000	4,917,424	4,979,674	2.94%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1.00%	11.00%		3/14/2017	Energy: Oil & Gas	$1,651,500	1,646,188	1,556,752	0.92%
Good Source Solutions, Inc.								Carlsbad, CA
Term Loan (SBIC)	(2)(12)(14)	First Lien	L+7.25%	0.50%	11.25%		7/15/2021	Beverage, Food, & Tobacco	$1,200,000	1,176,705	1,176,705	0.69%
Term Loan		First Lien	L+7.25%	0.50%	11.25%		7/15/2021		$1,350,000	1,323,794	1,323,794	0.78%
Good Source Holding, LLC Class A Preferred	(4)	Equity							159 shares	159,375	159,375	0.09%
Good Source Holding, LLC Class B Preferred	(4)	Equity							4,482 shares	0	0	0.00%
Total										2,659,874	2,659,874	1.56%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2016

Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,825,000	4,794,990	4,705,654	2.78%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,914,403	3,535,591	2.09%
Total										8,709,393	8,241,245	4.87%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,286,790	7,207,398	7,286,790	4.30%
Dream II Holdings, LLC Class A LP/LLC Units	(4)	Equity							250,000 units	242,304	141,712	0.08%
Total										7,449,702	7,428,502	4.38%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,656,780	5,548,500	3.28%
HUF Worldwide, LLC								Los Angeles, CA
Revolver	(9)(12)	First Lien	L+9.00%	0.50%	9.65%		10/22/2019	Retail	$375,000	375,000	375,000	0.22%
Term Loan	(12)	First Lien	L+9.00%	0.50%	9.65%		10/22/2019		$4,770,680	4,704,863	4,770,680	2.82%
Term Loan (SBIC)	(2)(12)	First Lien	L+9.00%	0.50%	9.65%		10/22/2019		$8,019,677	7,914,054	8,019,677	4.73%
HUF Holdings, LLC Common Class A Units	(4)	Equity							556,948 units	556,090	470,258	0.28%
Total										13,550,007	13,635,615	8.05%
Keais Records Service, LLC								Houston, TX
Term Loan	(12)	Second Lien	L+10.25%	0.50%	10.78%		12/30/2021	Services: Business	$1,250,000	1,225,817	1,250,000	0.74%
KidKraft, Inc.								Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	3/30/2022	Consumer Goods: Durable	$9,200,000	9,016,000	9,016,000	5.32%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+8.25%	1.25%	9.50%		4/18/2020	Transportation: Cargo	$6,841,739	6,760,628	6,638,005	3.92%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$7,016,214	6,930,414	6,879,549	4.06%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$9,423,534	9,307,140	9,239,978	5.45%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,196,553	0.71%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	247,306	0.15%
Total										17,444,236	17,563,386	10.37%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Finance	$575,000	564,562	575,000	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$9,750,000	9,572,996	9,750,000	5.76%
MTC Parent, LP Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	1,157,527	0.68%
Total										10,887,558	11,482,527	6.78%
NetMotion Wireless, Inc., et al								Milpitas, CA
Term Loan	(3)(13)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020	Services: Business	$9,000,000	8,862,689	9,090,000	5.37%
Term Loan (SBIC)	(2)(3)(13)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020		$1,000,000	984,743	1,010,000	0.60%
Endpoint Security Holdings, LLC	(6)	Unsecured	15.00%			15.00%	10/3/2016		$117,646	117,646	117,646	0.07%
Endpoint Security Holdings, LLC Class A Common Stock	(4)	Equity							9,174 shares	293,103	293,103	0.17%
Endpoint Security Holdings, LLC Class B Common Stock	(4)	Equity							9,174 shares	706,897	706,897	0.42%
Total										10,965,078	11,217,646	6.63%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2016

OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	3,976,228	3,948,170	2.33%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	59,813	0.04%
Total										4,026,228	4,007,983	2.37%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(11)	First Lien	L+7.50%		8.03%		9/30/2018	Retail	$400,000	400,000	400,000	0.24%
Term A Loan	(11)	First Lien	L+7.50%		8.03%		9/30/2018		$1,633,046	1,633,046	1,633,046	0.96%
Term B Loan	(6)(11)	First Lien	L+10.25%		9.03%	1.75%	9/30/2018		$6,388,073	6,388,073	6,388,073	3.77%
Total										8,421,119	8,421,119	4.97
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,453,811	8,218,438	4.85%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	Services: Business	$10,000,000	9,820,148	9,984,400	5.89%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,770,124	19,611,234	11.58%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	982,239	0.58%
Total										20,932,668	20,593,473	12.16%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,404,654	6,372,262	6,369,223	3.76%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,222,170	7,151,331	7,199,435	4.25%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	799,805	0.47%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	88,867	0.05%
Total										7,776,184	8,088,107	4.77%
Stratose Intermediate Holdings, II, LLC et al								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		7/26/2022	Services: Business	$15,000,000	14,696,437	15,000,000	8.85%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	1,798,076	1.06%
Atmosphere Aggregator Holdings II, LP Common Units	(4)	Equity							254,250 units	254,250	609,548	0.36%
Total										15,700,687	17,407,624	10.27%
360 Holdings III Corp								Irvine, CA
Term Loan	(3)	First Lien	L+9.00%	1.00%	10.00%		10/1/2021	Consumer goods: non-durable	$3,960,000	3,816,145	3,960,000	2.34%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,968,894	4,910,972	2.90%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+10.50%	1.00%	11.50%		6/8/2020	Finance	$4,500,000	4,464,554	4,464,756	2.64%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	495,200	0.29%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	10,106	0.01%
Total										4,914,554	4,970,062	2.94%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2016

Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,484,313	2,500,000	1.48%
Vision Media Management & Fulfillment, LLC								Valencia, CA
Term Loan (SBIC)	(2)(3)(14)	First Lien	L+8.50%	1.00%	10.36%		1/27/2021	Media: Broadcasting & Subscription	$1,585,374	1,555,049	1,585,374	0.94%
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(3)(14)	Unsecured	L+10.00%	1.00%	11.00%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,231,861	1,250,000	0.74%
WCI Holdings, LLC Class A Preferred LP/LLC Units	(4)	Equity							55 units	55,550	69,102	0.04%
WCI Holdings, LLC Class B LP/LLC Common Units	(4)	Equity							3,044 units	3,044	3,786	0.00%
Total										1,290,455	1,322,888	0.78%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,905,428	3,902,403	2.30%
Zemax Software Holdings, LLC Preferred LP/LLC Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	236,377	0.14%
Zemax Software Holdings, LLC Common LP/LLC Units (SBIC)	(2)(4)	Equity							5,000 shares	5,000	4,824	0.00%
Total										4,155,428	4,143,604	2.44%

Total Non-controlled, non-affiliated investments										362,534,225	352,701,256	208.22%
Net Investments										362,534,225	352,701,256	208.22%
LIABILITIES IN EXCESS OF OTHER ASSETS											(183,295,220)	(108.20)%
NET ASSETS											169,406,036	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled non-affiliated investments and cash, but exclude $5,724,876 of cash and $93,723,983 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion.

(3)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 84% of the Company’s total assets.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Investment has been on non-accrual status since January 1, 2014. The coupon rate on this investment includes 2% default interest.

(8)	This loan is in default.

(9)	Excluded from the investment is an undrawn commitment in an amount not to exceed $875,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2016

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.

(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	The coupon rate on this investment includes 2% default interest.

(14)	These loans are last-out term loans with contractual base rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

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
September 30, 2016
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company’s investment activities are managed by our investment adviser, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

On November 7, 2012, the Company priced its initial public offering (the “Offering”), at a price of $15.00 per share. In connection with the Offering, the Company sold 9,200,000 shares (including 1,200,000 shares pursuant to the underwriters’ exercise of the overallotment option) for gross proceeds of $138,000,000. Since Inception, the Company has raised $151,250,000 including (i) $500,010 of seed capital contributed by Stellus Capital, (ii) $12,749,990 in a private placement to certain purchasers, including persons and entities associated with Stellus Capital and (iii) $138,000,000 in the Offering. In addition, in connection with the acquisition of the Company’s initial portfolio, the Company issued $29,159,145 in shares of the Company’s common stock. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”.

The Company has established the following wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc., and SCIC — HUF Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of both September 30, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million of regulatory capital, as such term is defined by the SBA, and has received commitments from the SBA of $65.0 million. As of both September 30, 2016 and December 31, 2015, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures outstanding.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2016 and September 30, 2015 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015. Certain reclassifications have been made to certain prior period balances to conform with current presentation. In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At September 30, 2016, cash balances totaling $8,640,005 exceeded FDIC insurance protection levels of $250,000 by $8,390,005, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 7). On September 30, 2016 and December 31, 2015, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, the Notes (See Note 8) and SBA-guaranteed debentures and are capitalized at the time of payment. These are costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective. During the quarter ended June 30, 2016, the Company determined that it was no longer likely to issue shares under its current shelf registration statement. As a result, the Company expensed $261,761 of previously capitalized deferred offering costs in the second quarter of this year.

Investments

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will value these investments based on these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent third party valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

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
September 30, 2016
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

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

To avoid a 4% U.S. federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred no excise tax expense for the three and nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016 and December 31, 2015, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and nine months ended September 30, 2016 and 2015, respectively.

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

For the three and nine months ended September 30, 2016, the Company recorded deferred income tax benefit of $39,965 and $362,116, respectively, related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2015, the Company recorded deferred income tax provision of $147,439 and $33,181, respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2016 and December 31, 2015, the Company had a deferred tax liability of $19,607 and $381,723, respectively.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no common stock equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The update is effective for annual periods beginning after December 31, 2017, and interim periods within those annual periods. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Additionally, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

For the three and nine months ended September 30, 2016, the Company recorded an expense for base management fees of $1,574,354 and $4,673,568, respectively. For the three and nine months ended September 30, 2015, the Company recorded an expense for base management fees of $1,462,024 and $4,322,488, respectively. As of September 30, 2016 and December 31, 2015, $1,574,354 and $1,518,779, respectively, were payable to Stellus Capital.

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
September 30, 2016
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

For the three and nine months ended September 30, 2016, the Company incurred $1,110,297 and $3,121,395, respectively, of Investment Income Incentive Fees. For the three and nine months ended September 30, 2015, the Company incurred $954,908 and $2,914,633, respectively, of Investment Income Incentive Fees. As of September 30, 2016 and December 31, 2015, $1,437,030 and $607,956, respectively, of such Investment Income Incentive Fees were payable to the Advisor, of which $1,237,801 and $401,573, respectively, were currently payable (as explained below). As of September 30, 2016 and December 31, 2015, $199,229 and $206,383, respectively, of Investment Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2016 and 2015, the Company incurred no Capital Gains Incentive Fee. As of September 30, 2016 and December 31, 2015, no Capital Gains Incentive Fees were payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income Incentive Fees Incurred	$1,110,297	$954,908	$3,121,395	$2,914,633
Capital Gains Incentive Fee Incurred	—	—	—	—
Incentive Fee Expense	$1,110,297	$954,908	$3,121,395	$2,914,633

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

	September 30, 2016	December 31, 2015
Investment Income Incentive Fee Currently Payable	$1,237,801	$401,573
Investment Income Incentive Fee Deferred	199,229	206,383
Incentive Fee Payable	$1,437,030	$607,956

Director Fees

For the three and nine months ended September 30, 2016, the Company recorded an expense relating to director fees of $73,000 and $251,000, respectively. For the three and nine months ended September 30, 2015, the Company recorded an expense relating to director fees of $76,000 and $260,000, respectively. As of September 30, 2016 and December 31, 2015, no fees were payable relating to director fees.

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

Included in administrative services expense for the three and nine months ended September 30, 2016, the Company recorded expenses of $214,453 and $690,361, respectively, relating to the administration agreement. Included in administrative services expense for the three and nine months ended September 30, 2015, the Company recorded expenses of $191,552 and $549,436, respectively, relating to the administration agreement. As of September 30, 2015 and December 31, 2015, $214,453 and $195,221, respectively, remained payable to Stellus Capital relating to the administration agreement.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
September 30, 2016
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

The following table reflects the Company’s distributions declared and paid or to be paid on its common stock as of September 30, 2016:

Date Declared	Record Date	Payment Date	Per Share
January 22, 2015	February 02, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 08, 2015	July 31, 2015	August 14, 2015	$0.1133
July 08, 2015	August 31, 2015	September 15, 2015	$0.1133
July 08, 2015	September 30, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133
January 13, 2016	January 29, 2016	February 12, 2015	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133
April 15, 2016	April 29, 2016	May 13, 2016	$0.1133
April 15, 2016	May 31, 2016	June 15, 2016	$0.1133
April 15, 2016	June 30, 2016	July 15, 2016	$0.1133
July 07, 2016	July 29, 2016	August 15, 2016	$0.1133
July 07, 2016	August 31, 2016	September 15, 2016	$0.1133
July 07, 2016	September 30, 2016	October 14, 2016	$0.1133

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No new shares were issued in connection with the distributions made during the three and nine months ended September 30, 2016 and 2015.

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
September 30, 2016
(Unaudited)

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

At September 30, 2016, the Company had investments in 43 portfolio companies. The composition of our investments as of September 30, 2016 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$113,957,937	$114,382,459
Senior Secured – Second Lien	151,859,256	150,965,055
Unsecured Debt	83,139,474	70,627,871
Equity	13,577,558	16,725,871
Total Investments	$362,534,225	$352,701,256

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2016 and December 31, 2015, the Company had two and three such investments with aggregate unfunded commitments of $2,475,000 and $3,257,405, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2016 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$114,382,459	$114,382,459
Senior Secured – Second Lien	—	18,202,838	132,762,217	150,965,055
Unsecured Debt	—	—	70,627,871	70,627,871
Equity	—	—	16,725,871	16,725,871
Total Investments	$—	$18,202,838	$334,498,418	$352,701,256

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the three and nine months ended September 30, 2016 are as follows:

	Senior Secured	Senior Secured
	Loans-First Lien	Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$131,908,963	$131,972,581	$72,212,282	$12,923,871	$349,017,697
Purchases of investments	20,031,730	14,717,383	1,354,073	1,289,431	37,392,617
Payment-in-kind interest	84,689	—	80,421	—	165,110
Sales and Redemptions	(39,157,220)	—	—	(19,375)	(39,176,595)
Realized Loss	(675,122)	—	—	(214,286)	(889,408)
Change in unrealized depreciation included in earnings	1,860,451	2,170,549	(3,231,745)	2,746,230	3,545,485
Amortization of premium and accretion of discount, net	328,968	267,034	212,840	—	808,842
Transfer to Level 2	—	(16,365,330)	—	—	(16,365,330)
Fair value at end of period	$114,382,459	$132,762,217	$70,627,871	$16,725,871	$334,498,418
Change in unrealized depreciation on Level 3 investments still held as of September 30, 2016	$1,605,927	$2,170,549	$(3,231,745)	$2,864,790	$3,409,521

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2015 are as follows:

	Senior Secured	Senior Secured
	Loans-First Lien	Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Purchases of investments	69,339,674	58,891,000	5,028,391	4,653,457	137,912,522
Payment-in-kind interest	119,516	—	319,536	—	439,052
Sales and Redemptions	(12,893,129)	(24,713,777)	(59,935,102)	(8,552)	(97,550,560)
Realized Gains	137,793	—	283,933	—	421,726
Change in unrealized depreciation included in earnings	(776,936)	(4,084,525)	(3,019,906)	(1,323,350)	(9,204,717)
Amortization of premium and accretion of discount, net	452,080	322,985	259,175	—	1,034,240
Transfer from Level 2	—	8,372,500	—	—	8,372,500
Fair value at end of year	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Change in unrealized depreciation on Level 3 investments still held as December 31, 2015	$(771,909)	$(4,432,180)	$(3,415,546)	$(1,323,350)	$(9,942,985)

Transfers are reflected at the value of the securities at the beginning of the period. During the nine months ended September 30, 2016, there was two transfers of Level 3 to Level 2. During the year ended December 31, 2015, there was one transfer from Level 2 to Level 3 as additional valuation methods were considered when determining the fair value of this investment.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$61,210,863	$60,707,951	17.22%
New York	48,791,460	36,416,201	10.32%
California	32,546,153	33,058,509	9.37%
Colorado	27,829,036	28,733,966	8.15%
Massachusetts	22,451,627	22,605,110	6.41%
Georgia	20,615,241	22,377,686	6.34%
New Jersey	20,820,309	20,788,136	5.89%
Alabama	17,444,236	17,563,386	4.98%
Illinois	17,544,338	17,031,027	4.83%
Missouri	14,089,073	14,367,628	4.07%
Tennessee	12,304,461	12,484,400	3.54%
Arkansas	9,966,320	9,958,903	2.82%
Pennsylvania	9,295,061	9,560,976	2.71%
Puerto Rico	8,709,393	8,241,245	2.34%
Florida	7,449,702	7,428,502	2.11%
Canada	6,760,628	6,638,005	1.88%
Minnesota	6,372,262	6,369,223	1.81%
North Carolina	4,917,424	4,979,674	1.41%
Washington	4,155,428	4,143,604	1.17%
Virginia	4,026,228	4,007,983	1.14%
Arizona	3,426,571	3,402,289	0.96%
Utah	1,290,455	1,322,888	0.38%
Ohio	517,956	513,964	0.15%
	$362,534,225	$352,701,256	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,608,646	$57,104,310	16.19%
Services: Business	42,629,154	44,839,344	12.71%
Healthcare & Pharmaceuticals	34,989,313	35,344,434	10.02%
Media: Broadcasting & Subscription	31,744,363	32,147,839	9.11%
Software	26,607,055	26,748,714	7.58%
Consumer goods: non-durable	22,402,049	22,665,041	6.43%
Retail	21,971,126	22,056,734	6.25%
Telecommunications	16,394,867	15,766,225	4.47%
Chemicals, Plastics, & Rubber	14,742,974	15,089,806	4.28%
Education	12,399,190	12,367,017	3.51%
Beverage, Food, & Tobacco	11,871,707	11,982,762	3.40%
Automotive	9,295,061	9,560,976	2.71%
Consumer Goods: Durable	9,016,000	9,016,000	2.56%
Services: Consumer	20,650,056	8,150,561	2.31%
Energy: Oil & Gas	7,340,188	7,250,752	2.06%
Transportation: Cargo	6,760,628	6,638,005	1.88%
High Tech Industries	6,656,780	5,548,500	1.57%
Services: Government	4,026,228	4,007,983	1.14%
Hotel, Gaming, & Leisure	3,426,571	3,402,289	0.96%
Construction & Building	2,484,313	2,500,000	0.71%
Environmental Industries	517,956	513,964	0.15%
	$362,534,225	352,701,256	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	349,017,697	100.00%

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2016:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-1.66% to 15.63% (0.75%)
		Income/Market	Risk free rates	-0.70% to 0.78% (-0.36%)
First lien debt	$114,382,459	approach (2)	Market multiples	5x to 15x (10x)(4)

			HY credit spreads,	-6.98% to 6.87% (-0.05%)
		Income/Market	Risk free rates	-1.31% to -0.05% (-0.69%)
Second lien debt	$132,762,217	approach (2)	Market multiples	5x to 14x (10x)(4)

			HY credit spreads,	-0.23% to 0.38% (0.10%)
		Income/Market	Risk free rates	-0.97% to 0.21% (-0.41%)
Unsecured debt	$70,627,871	approach (2)	Market multiples	10x to 13x (12x)(4)

			Underwriting multiple/
Equity investments	$16,725,871	Market approach (5)	EBITDA Multiple	1x to 13x (8x)
Total Long Term Level 3
Investments	$334,498,418

(1)	Weighted average based on fair value as of September 30, 2016.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -6.98% (-698 basis points) to 6.87% (687 basis points). The average of all changes was -0.05%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	0.00% to 2.83% (0.97%)
		Income/Market	Risk free rates	-0.37% to 0.89% (-0.12%)
First lien debt	$131,908,961	approach (2)	Market multiples	5x to 28x (11x) (4)

			HY credit spreads,	-4.48% to 5.01% (0.82%)
		Income/Market	Risk free rates	-0.71% to 0.17% (-0.22%)
Second lien debt	$131,972,581	approach (2)	Market multiples	7x to 14x (10x)(4)

			HY credit spreads,	-3.86% to 0.74% (-0.25%)
		Income/Market	Risk free rates	-0.46% to 0.36% (-0.10%)
Unsecured debt	$72,212,282	approach (2)	Market multiples	9x to 12x (10x)(4)

			Underwriting multiple/
Equity investments	$12,923,873	Market approach (5)	EBITDA Multiple	1x to 13x (8x)
Total Long Term Level 3
Investments	$349,017,697

(1)	Weighted average based on fair value as of December 31, 2015.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from 0.00% (0 basis points) to 2.83% (283 basis points). The average of all changes was 0.97%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

As of September 30, 2016 and December 31, 2015, the Company had unfunded commitments of $2,475,000 to two portfolio companies and $3,257,405 to three portfolio companies, respectively, to provide debt financing.

NOTE 6 — FINANCIAL HIGHLIGHTS

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.19	$13.94
Net investment income	1.01	0.93
Change in unrealized appreciation (depreciation)	0.43	(0.25)
Net realized gain (loss)	(0.07)	0.02
Provision for taxes on unrealized appreciation on investments	0.03	—
Total from investment operations	$1.40	$0.70
Stockholder distributions from:
Net investment income	(1.02)	(1.02)
Net asset value at end of period	$13.57	$13.62

Per share market value at end of period	$10.89	$10.07
Total return based on market value (2)	25.02%	(6.78)%
Weighted average shares outstanding	12,479,959	12,479,962

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

	For the		For the
	nine months		nine months
	ended		ended
	September 30, 2016		September 30, 2015
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$169,406,036		$169,992,666
Weighted Average net assets	$163,788,591		$174,622,662
Annualized ratio of gross operating expenses to net assets (3) (6) (7)	13.52%		11.05%
Annualized ratio of interest expense and other fees to net assets (3)	4.87%		3.49%
Annualized ratio of net investment income to net assets (3) (6) (7)	10.56%		9.01%
Portfolio Turnover (4)	10%		24%
Notes payable	$25,000,000		$25,000,000
Credit Facility payable	$107,500,000		$110,750,000
SBA Debentures	$65,000,000		$26,000,000
Asset coverage ratio (5)	2.28	x	2.25	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.

(3)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments and the one-time expense of previously capitalized deferred offering costs.

(4)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(5)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator.

(6)	These ratios include the impact of the benefit for income taxes related to unrealized loss on investments of $362,116 for the nine months ended September 30, 2016 and a provision for income taxes related to unrealized gain on investments of $33,181 for the nine months ended September 30, 2015, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the nine months ended September 30, 2016 and 2015 was 0.22% and 0.02%, respectively.

(7)	These ratios include the impact of the one-time expense of previously capitalized deferred offering costs of $261,761 for the nine months ended September 30, 2016. The deferred offering costs to net assets for the nine months ended September 30, 2016 was 0.16%.

NOTE 7 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank, one of the lenders, serves as administrative agent under the Credit Facility. The Credit Facility, as amended on November 21, 2014 and August 31, 2016, provides for borrowings in an aggregate amount of $120,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2016, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility, including that the Company have a minimum asset coverage ratio after giving effect to such borrowing. On August 31, 2016, the Credit Facility was amended to reduce asset coverage related to additional indebtedness from 2.25 to 2.20 to 1.0, as long as certain conditions are met.  These conditions state that (i) the aggregate amount of PIK interest during the most recently ended fiscal quarter of the borrower does not exceed 2% of the aggregate amount of interest income that the borrower has received on all investments in the borrowing base during such fiscal quarter; (ii) the sum of the value of all non-accrual investments does not exceed 5% of the value of all investments in the borrowing base and (iii) the borrower maintains a minimum liquidity test of at least 80% of adjusted borrowing base. As of September 30, 2016, these conditions were met.

As of September 30, 2016 and December 31, 2015, the outstanding balance under the Credit Facility was $107,500,000 and $109,500,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3,067,715 in connection with obtaining, amending, and maintaining the Credit Facility, which are being amortized over the life of the Credit Facility. As of September 30, 2016 and December 31, 2015, $909,925 and $1,302,627 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30,	December 31,
	2016	2015
Credit Facility payable	$107,500,000	$109,500,000
Prepaid loan structure fees	909,925	1,302,627
Credit facility payable, net of prepaid loan structure fees	$106,590,075	$108,197,373

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

For the three months ended September 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $992,249 for the three months ended September 30, 2016, of which $841,622 was interest expense, $119,322 was amortization of loan fees paid on the Credit Facility, $18,771 related to commitment fees on the unused portion of the Credit Facility, and $12,534 related to loan administration fees. The Company paid $860,459 in interest expense and unused commitment fees for the three months ended September 30, 2016. The average borrowings under the Credit Facility for the three months ended September 30, 2016 were $105,168,478.

For the nine months ended September 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $2,959,614 for the nine months ended September 30, 2016, of which $2,517,807 was interest expense, $355,372 was amortization of loan fees paid on the Credit Facility, $49,105 related to commitment fees on the unused portion of the Credit Facility, and $37,330 related to loan administration fees. The Company paid $2,596,512 in interest expense and unused commitment fees for the nine months ended September 30, 2016. The average borrowings under the Credit Facility for the nine months ended September 30, 2016 were $107,087,591.

For the three months ended September 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $900,586 for the three months ended September 30, 2015, of which $745,131 was interest expense, $119,322 was amortization of loan fees paid on the Credit Facility, $23,253 related to commitment fees on the unused portion of the Credit Facility, and $12,880 related to loan administration fees. The Company paid $774,365 in interest expense and unused commitment fees for the three months ended September 30, 2015. The average borrowings under the Credit Facility for the three months ended September 30, 2015 were $101,942,935.

For the nine months ended September 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $2,691,270 for the nine months ended September 30, 2015, of which $2,237,991 was interest expense, $354,076 was amortization of loan fees paid on the Credit Facility, $60,983 related to commitment fees on the unused portion of the Credit Facility, and $38,220 related to loan administration fees. The Company paid $2,360,247 in interest expense and unused commitment fees for the nine months ended September 30, 2015. The average borrowings under the Credit Facility for the nine months ended September 30, 2015 were $103,891,544.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 8 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year. The Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the SBIC subsidiary. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both September 30, 2016 and December 31, 2015, the carrying amount of the Notes was approximately $25,000,000 and the fair value of the Notes was approximately $25.3 million and $24.6 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $929,570 of fees which are being amortized over the term of the Notes, of which $481,815 remains to be amortized. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the Notes Payable, net of deferred financing costs:

	September 30,	December 31,
	2016	2015
Notes payable	$25,000,000	$25,000,000
Deferred financing costs	481,815	618,892
Notes payable, net of deferred financing costs	$24,518,185	$24,381,108

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

For the three months ended September 30, 2016, the Company incurred interest and fee expense on the Notes of $454,617, of which $406,250 was interest expense, $47,107 was amortization of loan fees paid on the Notes, and $1,260 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

For the nine months ended September 30, 2016, the Company incurred interest and fee expense on the Notes of $1,360,826, of which $1,218,750 was interest expense, $138,486 was amortization of loan fees paid on the Notes, and $3,590 related to administration fees. The Company paid $1,218,750 in interest expense on the Notes during the period.

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

NOTE 9 — SBA DEBENTURES

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $99,812,468 and $97,142,374 in assets at September 30, 2016 and December 31, 2015, respectively, which accounted for approximately 27.0% of our total consolidated assets at both September 30, 2016 and December 31, 2015.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both September 30, 2016 and December 31, 2015, the SBIC subsidiary had $65,000,000 of SBA Debentures (the “SBA Debentures”) outstanding, which mature ten years from issuance. The first maturity related to the SBIC Debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA-guaranteed debentures is approximately 9.1 years as of September 30, 2016.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

As of September 30, 2016 and December 31, 2015, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2016 and December 31, 2015 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2016, the Company has incurred $2,226,250 in financing costs related to the SBA Debentures. As of September 30, 2016 and December 31, 2015, $1,739,957 and $1,984,154 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30,	December 31,
	2016	2015
SBA-guaranteed debentures payable	$65,000,000	$65,000,000
Prepaid loan fees	1,739,957	1,984,154
SBA-guaranteed debentures, net of prepaid loan fees	$63,260,043	$63,015,846

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

For the three months ended September 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $590,916 for the three months ended September 30, 2016, of which $508,923 was interest expense, and $81,993 was amortization of loan fees. The Company paid $942,988 of interest expense during the three months ended September 30, 2016. The average borrowings of SBA Debentures for the three months ended September 30, 2016 were $65,000,000.

For the nine months ended September 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 2.8% (approximately 3.3% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $1,612,374 for the nine months ended September 30, 2016, of which $1,368,176 was interest expense, and $244,197 was amortization of loan fees. The Company paid $1,500,527 of interest expense during the nine months ended September 30, 2016. The average borrowings of SBA Debentures for the nine months ended September 30, 2016 were $65,000,000.

For the three months ended September 30, 2015, the weighted average effective interest rate for the SBA Debentures was approximately 2.2% (approximately 3.1% including loan fees). Interest is paid semi-annually. The company recorded interest and fee expense on the SBA Debentures of $204,346 for the three months ended September 30, 2015, of which $145,550 was interest expense, and $58,796 was amortization of loan fees. The company paid $226,196 interest expense during the three months ended September 30, 2015. The average borrowings of SBA Debentures for the three months ended September 30, 2015 were $26,000,000.

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

NOTE 10 — SUBSEQUENT EVENTS

Investment Portfolio

On October 11, 2016, the Company received full repayment on the second lien term loan of NetMotion Wireless, Inc for proceeds of $10.2 million. Additionally, the Company received proceeds of $1.0 million for the equity in Endpoint Security Holdings, LLC.

On October 21, 2016, the Company made a $5.9 million investment in the second lien term loan of T.F. Hudgins, Inc. Additionally, the Company invested $0.25 million in the company’s equity.

On October 24, 2016, the Company received $3.5 million from the sale of Blackhawk Mining, LLC. which was sold during the quarter ended September 30, 2016.

On November 1, 2016, the Company made a $9.0 million investment in the second lien term loan of Mobileum, Inc. Additionally, the Company invested $0.75 million in the company’s equity.

Credit Facility

The outstanding balance under the Credit Facility as of November 2, 2016 was $100.3 million.

Dividends Declared

On October 7, 2016, our Company’s board of directors declared a regular monthly dividend for each of October 2016, November 2016 and December 2016 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/7/2016	10/27/2016	10/31/2016	11/15/2016	$0.1133
10/7/2016	11/28/2016	11/30/2016	12/15/2016	$0.1133
10/7/2016	12/28/2016	12/30/2016	1/13/2017	$0.1133

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

We have elected to be treated for U.S. federal tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2016, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of September 30, 2016, we had $352.7 million (at fair value) invested in 43 portfolio companies. As of September 30, 2016, our portfolio included approximately 32% of first lien debt, 43% of second lien debt, 20% of mezzanine debt and 5% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2016 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$113,957,937	$114,382,459
Senior Secured – Second Lien	151,859,256	150,965,055
Unsecured Debt	83,139,474	70,627,871
Equity	13,577,558	16,725,871
Total Investments	$362,534,225	$352,701,256

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2016 and December 31, 2015, the Company had two and three such investments with aggregate unfunded commitments of $2.5 million and $3.3 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$61,210,863	$60,707,951	17.22%
New York	48,791,460	36,416,201	10.32%
California	32,546,153	33,058,509	9.37%
Colorado	27,829,036	28,733,966	8.15%
Massachusetts	22,451,627	22,605,110	6.41%
Georgia	20,615,241	22,377,686	6.34%
New Jersey	20,820,309	20,788,136	5.89%
Alabama	17,444,236	17,563,386	4.98%
Illinois	17,544,338	17,031,027	4.83%
Missouri	14,089,073	14,367,628	4.07%
Tennessee	12,304,461	12,484,400	3.54%
Arkansas	9,966,320	9,958,903	2.82%
Pennsylvania	9,295,061	9,560,976	2.71%
Puerto Rico	8,709,393	8,241,245	2.34%
Florida	7,449,702	7,428,502	2.11%
Canada	6,760,628	6,638,005	1.88%
Minnesota	6,372,262	6,369,223	1.81%
North Carolina	4,917,424	4,979,674	1.41%
Washington	4,155,428	4,143,604	1.17%
Virginia	4,026,228	4,007,983	1.14%
Arizona	3,426,571	3,402,289	0.96%
Utah	1,290,455	1,322,888	0.38%
Ohio	517,956	513,964	0.15%
	$362,534,225	$352,701,256	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
New York	$53,089,906	$44,028,592	12.62%
Texas	44,455,960	42,224,563	12.10%
Colorado	27,775,081	28,719,072	8.23%
California	28,079,435	27,836,262	7.97%
Georgia	26,100,285	25,845,891	7.41%
Massachusetts	22,407,217	21,363,609	6.12%
New Jersey	21,285,356	20,943,875	6.00%
Alabama	18,330,990	18,153,182	5.20%
Illinois	17,514,510	17,452,318	5.00%
Missouri	14,067,329	13,369,069	3.83%
Tennessee	12,286,222	12,051,362	3.45%
Ohio	10,593,407	10,593,407	3.04%
Pennsylvania	9,827,328	9,827,328	2.82%
Puerto Rico	8,702,074	8,602,868	2.46%
Canada	9,411,185	8,300,280	2.38%
Florida	7,592,824	7,390,241	2.12%
Minnesota	6,881,287	6,839,308	1.96%
North Carolina	4,909,192	4,760,844	1.36%
Indiana	4,739,046	4,715,703	1.35%
Kentucky	4,473,006	4,518,888	1.29%
Washington	4,146,167	4,083,966	1.17%
Virginia	4,016,918	3,962,905	1.14%
Arizona	3,527,734	3,434,164	0.98%
	$364,212,459	$349,017,697	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,608,646	$57,104,310	16.19%
Services: Business	42,629,154	44,839,344	12.71%
Healthcare & Pharmaceuticals	34,989,313	35,344,434	10.02%
Media: Broadcasting & Subscription	31,744,363	32,147,839	9.11%
Software	26,607,055	26,748,714	7.58%
Consumer goods: non-durable	22,402,049	22,665,041	6.43%
Retail	21,971,126	22,056,734	6.25%
Telecommunications	16,394,867	15,766,225	4.47%
Chemicals, Plastics, & Rubber	14,742,974	15,089,806	4.28%
Education	12,399,190	12,367,017	3.51%
Beverage, Food, & Tobacco	11,871,707	11,982,762	3.40%
Automotive	9,295,061	9,560,976	2.71%
Consumer Goods: Durable	9,016,000	9,016,000	2.56%
Services: Consumer	20,650,056	8,150,561	2.31%
Energy: Oil & Gas	7,340,188	7,250,752	2.06%
Transportation: Cargo	6,760,628	6,638,005	1.88%
High Tech Industries	6,656,780	5,548,500	1.57%
Services: Government	4,026,228	4,007,983	1.14%
Hotel, Gaming, & Leisure	3,426,571	3,402,289	0.96%
Construction & Building	2,484,313	2,500,000	0.71%
Environmental Industries	517,956	513,964	0.15%
	$362,534,225	352,701,256	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	349,017,697	100.00%

At September 30, 2016, our average portfolio company investment at amortized cost and fair value was approximately $8.4 million and $8.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.5 million and $22.6 million, respectively. At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.3 million and $8.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.4 million and $21.4 million, respectively.

At September 30, 2016, 76% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 24% bore interest at fixed rates. At December 31, 2015, 75% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 25% bore interest at fixed rates.

The weighted average yield on all of our debt investments that were on accrual status was approximately 11.1% as of both September 30, 2016 and December 31, 2015. The weighted average yield was computed using the effective interest rates for all of our debt investments that are on accrual status, including accretion of original issue discount. The weighted average yield of our debt investments on accrual status is not the same as the return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $8.6 million and $10.9 million, respectively.

Investment Activity

During the nine months ended September 30, 2016, we made an aggregate of $37.4 million of investments in eight new portfolio companies and four existing portfolio companies. During the nine months ended September 30, 2016, we received an aggregate of $35.6 million in proceeds from repayments of our investments, including $4.1 million from amortization of certain investments. In addition, as of September 30, 2016, we had a receivable of $3.6 million for the sale of our investment in the first lien term loan and equity of Blackhawk Mining, LLC.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	September 30, 2016			December 31, 2015
	($ in millions)			($ in millions)
			% of Total			% of Total
Investment Category	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
1	$62.5	$64.7	18%	$35.2	$36.1	10%
2	221.5	224.4	64%	297.7	292.4	84%
3	65.3	62.9	18%	18.1	15.8	5%
4	—	—	—%	—	—	—%
5	13.2	0.7	—%	13.2	4.7	1%
Total	$362.5	$352.7	100%	$364.2	$349.0	100%

Of the $9.8 million of net unrealized depreciation on investments as of September 30, 2016, $12.5 million was attributable to company specific circumstances at portfolio companies with an investment category rating of 5. Of the $15.2 million of net unrealized depreciation on investments as of December 31, 2015, $8.5 million was attributable to company specific circumstances at portfolio companies with an investment category rating of 5.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2016, we had one loan on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.2% at fair value. December 31, 2015, we had one loan on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 1.3% at fair value.

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

Comparison of the Three Months and Nine Months Ended September 30, 2016 and 2015

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2016 and 2015 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income	$9.7	$8.4	$28.3	$25.4
PIK interest	0.1	0.1	0.2	0.4
Miscellaneous fees	0.4	0.1	0.8	0.2
Total	$10.2	$8.6	$29.3	$26.0

The increases in total income from the respective periods were due to the growth in the overall investment portfolio as well as prepayment premiums from the early repayment of certain investments. In addition, unamortized loan origination fees of $0.3 million and $0.4 million were recorded as interest income upon prepayment during the three and nine months ended September 30, 2016 compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2015.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2016 and 2015 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Expenses
Management fees	$1.6	$1.5	$4.7	$4.3
Valuation Fees	0.2	0.1	0.3	0.3
Administrative services expenses	0.2	0.2	0.8	0.8
Incentive fees	1.1	1.0	3.1	2.9
Professional fees	0.2	0.1	0.5	0.5
Directors’ fees	0.1	0.1	0.3	0.3
Insurance expense	0.1	0.1	0.4	0.4
Interest expense and other fees	2.0	1.5	5.9	4.4
Deferred offering costs	—	—	0.3	—
Other general and administrative	0.1	0.2	0.3	0.4
Total Operating Expenses	$5.6	$4.8	$16.6	$14.3

The increase in operating expenses for the respective periods was primarily due to an increase in interest expense driven by the issuance of $39.0 million in SBA-guaranteed debentures since September 30, 2015 and the increase in management and incentive fees attributable to our growing portfolio. Additionally, the Company incurred $0.2 million related to the one-time expense of previously capitalized deferred offering costs during the nine months ended September 30, 2016.

Net Investment Income

For the three months ended September 30, 2016, net investment income was $4.6 million, or $0.37 per common share (based on 12,479,958 weighted-average common shares outstanding at September 30, 2016).

For the three months ended September 30, 2015, net investment income was $3.8 million, or $0.31 per common share (based on 12,479,962 weighted-average common shares outstanding at September 30, 2015).

For the nine months ended September 30, 2016, net investment income was $12.7 million, or $1.01 per common share (based on 12,479,959 weighted-average common shares outstanding at September 30, 2016).

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

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2016 totaled $23.2 million, including $3.6 million of receivable for the sale of one investment, and net realized losses totaled $0.9 million.

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2015 totaled $22.3 million and net realized gains totaled $2 thousand.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2016 totaled $39.2 million, including $3.6 million of receivable for the sale of investments and net realized losses totaled $0.9 million.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2015 totaled $76.3 million and net realized gains totaled $0.3 million.

Net Change in Unrealized Depreciation of Investments

Net change in unrealized depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended September 30, 2016 and 2015 totaled $6.2 million and ($4.6) million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the nine months ended September 30, 2016 and 2015 totaled $5.4 million and ($3.2) million, respectively.

The increase in the change in unrealized appreciation for the three and nine months ended September 30, 2016 and 2015 was due primarily to general tightening of market interest rate spreads. The increase in the change in unrealized depreciation for the nine months ended September 30, 2016 and 2015 was due primarily to additional depreciation on our one non-accrual loan and additional depreciation due to general widening of market interest rate spreads.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2016, net increase in net assets resulting from operations totaled $9.9 million, or $0.80 per common share (based on 12,479,958 weighted-average common shares outstanding at September 30, 2016).

For the three months ended September 30, 2015, net decrease in net assets resulting from operations totaled ($0.6) million, or ($0.05) per common share (based on 12,479,962 weighted-average common shares outstanding at September 30, 2015).

For the nine months ended September 30, 2016, net increase in net assets resulting from operations totaled $17.5 million, or $1.40 per common share (based on 12,479,959 weighted-average common shares outstanding at September 30, 2016).

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

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $12.5 million for the nine months ended September 30, 2016, primarily in connection with cash interest received and repayments of our investments, much of which was offset by the purchase and origination of new portfolio investments. Our financing activities for the nine months ended September 30, 2016 used cash of $14.7 million due to distributions to stockholders and net repayments of our Credit Facility during the period.

Our operating activities provided cash of $3.3 million for the nine months ended September 30, 2015, primarily in connection with cash interest received and repayments of our investments, which exceeded the purchase and origination of new portfolio investments. Our financing activities for the nine months ended September 30, 2015 provided cash of $0.7 million primarily related to net borrowings under the Credit Facility and the issuance of SBA debentures, which was offset by distributions to stockholders.

Our liquidity and capital resources are derived from the Credit Facility, SBA-guaranteed debentures, the offering of securities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. As discussed below, we did not seek stockholder authorization to sell shares of our common stock at a price below the then current net asset value per share at our 2016 annual meeting of stockholders; therefore, we do not currently have stockholder authorization. We may use, and expect to continue to use, these capital resources as well as proceeds from turnover within our investment portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. As of September 30, 2016 and December 31, 2015, our asset coverage ratio was 228% and 222%, respectively. At all times during the nine months ended September 30, 2016 and year ended December 31, 2015, were in compliance with the asset coverage requirements. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $8.6 million and $10.9 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. SunTrust Bank, one of the lenders, serves as administrative agent under the Credit Facility. The Credit Facility, as amended on November 21, 2014 and August 31, 2016, provides for borrowings in an aggregate amount of $120.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the Credit Facility to increase available borrowings.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2016, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility, including that the Company have a minimum asset coverage ratio after giving effect to such borrowing. On August 31, 2016, the Credit Facility was amended to reduce asset coverage related to additional indebtedness from 2.25 to 2.20 to 1.0, as long as certain conditions are met.  These conditions state that (i) the aggregate amount of PIK interest during the most recently ended fiscal quarter of the borrower does not exceed 2% of the aggregate amount of interest income that the borrower has received on all investments in the borrowing base during such fiscal quarter; (ii) the sum of the value of all non-accrual investments does not exceed 5% of the value of all investments in the borrowing base and (iii) the borrower maintains a minimum liquidity test of at least 80% of adjusted borrowing base. As of September 30, 2016, these conditions were met.

As of September 30, 2016 and December 31, 2015, the outstanding balance under the Credit Facility was $107.5 million and $109.5 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Credit Facility, are being amortized over the life of the Credit Facility. As of September 30, 2016 and December 31, 2015, $0.9 million and $1.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to our Credit Facility as required by ASU No. 2015-3. See Note 1 to our consolidated financial statements for further discussion.

For the three months ended September 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1.0 million for the three months ended September 30, 2016, of which $0.8 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $0.9 million in interest expense and unused commitment fees for the three months ended September 30, 2016. The average borrowings under the Credit Facility for the three months ended September 30, 2016 were $105.2 million.

For the nine months ended September 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $3.0 million for the nine months ended September 30, 2016, of which $2.5 million was interest expense, $0.4 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $2.6 million in interest expense and unused commitment fees for the nine months ended September 30, 2016. The average borrowings under the Credit Facility for the nine months ended September 30, 2016 were $107.0 million.

For the three months ended September 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $0.9 million for the three months ended September 30, 2015, of which $0.7 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $0.8 million in interest expense and unused commitment fees for the three months ended September 30, 2015. The average borrowings under the Credit Facility for the three months ended September 30, 2015 were $101.9 million.

For the nine months ended September 30, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $2.7 million for the nine months ended September 30, 2015, of which $2.2 million was interest expense, $0.4 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $2.4 million in interest expense and unused commitment fees for the nine months ended September 30, 2015. The average borrowings under the Credit Facility for the nine months ended September 30, 2015 were $103.9 million.

Notes Offering

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year. The Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the SBIC subsidiary. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both September 30, 2016 and December 31, 2015, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was approximately $25.3 million and $24.6 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the Notes, of which $0.5 million remains to be amortized. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

For the three months ended September 30, 2016, the Company incurred interest and fee expense on the Notes of $0.5 million, of which $0.4 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.4 million in interest expense on the Notes during the period.

For the nine months ended September 30, 2016, the Company incurred interest and fee expense on the Notes of $1.4 million, of which $1.2 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $1.2 million in interest expense on the Notes during the period.

For the three months ended September 30, 2015, the Company incurred interest and fee expense on the Notes of $0.4 million, of which $0.4 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.4 million in interest expense on the Notes during the period.

For the nine months ended September 30, 2015, the Company incurred interest and fee expense on the Notes of $1.4 million, of which $1.2 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $1.2 million in interest expense on the Notes during the period.

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

SBA Debentures

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $99.8 million and $97.1 million in assets at September 30, 2016 and December 31, 2015, respectively, which accounted for approximately 27.0% of our total consolidated assets at both September 30, 2016 and December 31, 2015.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both September 30, 2016 and December 31, 2015, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures (the “SBA Debentures”) outstanding, which mature ten years from issuance. The first maturity related to the SBA Debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA Debentures is approximately 9.1 years as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2016 and December 31, 2015 the SBA Debentures would be deemed to be Level 3, as defined in Note 4 to our consolidated financial statements.

As of September 30, 2016, the Company has incurred $2.2 million in financing costs related to the SBA Debentures. As of September 30, 2016 and December 31, 2015, $1.7 million and $2.0 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

For the three months ended September 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $0.6 million for the three months ended September 30, 2016, of which $0.5 million was interest expense, and $0.1 million was amortization of loan fees. The Company paid $0.9 million of interest expense during the three months ended September 30, 2016. The average borrowings of SBA Debentures for the three months ended September 30, 2016 were $65.0 million.

For the nine months ended September 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 2.8% (approximately 3.3% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $1.6 million for the nine months ended September 30, 2016, of which $1.4 million was interest expense, and $0.2 million was amortization of loan fees. The Company paid $1.5 million of interest expense during the nine months ended September 30, 2016. The average borrowings of SBA Debentures for the nine months ended September 30, 2016 were $65.0 million.

For the three months ended September 30, 2015, the weighted average effective interest rate for the SBA Debentures was approximately 2.2% (approximately 3.1% including loan fees). Interest is paid semi-annually. The company recorded interest and fee expense on the SBA Debentures of $0.2 million for the three months ended September 30, 2015, which represents both interest expense and amortization of loan fees. The company paid $0.2 million of interest expense during the three months ended September 30, 2015. The average borrowings of SBA Debentures for the three months ended September 30, 2015 were $26.0 million.

For the nine months ended September 30, 2015, the weighted average effective interest rate for the SBA Debentures was approximately 2.1% (approximately 3.0% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $0.4 million for the nine months ended September 30, 2015, of which $0.3 million was interest expense, and the remainder was amortization of loan fees. The Company paid $0.3 million of interest expense for the nine months ended September 30, 2015. The average borrowings of SBA Debentures for the nine months ended September 30, 2015 were $19.8 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2016 and December 31, 2015, our off-balance sheet arrangements consisted of unfunded commitments to provide debt financing to two and three of our portfolio companies totaling $2.5 million and $3.3 million, respectively.

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

Subsequent Events

Investment Portfolio

On October 11, 2016, we received full repayment on the second lien term loan of NetMotion Wireless, Inc for proceeds of $10.2 million. Additionally, we received proceeds of $1.0 million for the equity in Endpoint Security Holdings, LLC.

On October 21, 2016, we made a $5.9 million investment in the second lien term loan of T.F. Hudgins, Inc. Additionally, we invested $0.25 million in the company’s equity.

On October 24, 2016, we received $3.5 million from the sale of Blackhawk Mining, LLC. which was sold during the quarter ended September 30, 2016.

On November 1, 2016, we made a $9.0 million investment in the second lien term loan of Mobileum, Inc. Additionally, we invested $0.75 million in the company’s equity.

Credit Facility

The outstanding balance under the Credit Facility as of November 2, 2016 was $100.3 million.

Dividends Declared

On October 7, 2016, the our board of directors declared a regular monthly dividend for each of October 2016, November 2016 and December 2016 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/7/2016	10/27/2016	10/31/2016	11/15/2016	$0.1133
10/7/2016	11/28/2016	11/30/2016	12/15/2016	$0.1133
10/7/2016	12/28/2016	12/30/2016	1/13/2017	$0.1133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2016, 76% or 36 of the loans in our portfolio bore interest at floating rates. Of these 36 loans, 29 have interest rate floors that are higher than the current applicable LIBOR rate, effectively converting the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will be subject to floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2016 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income for the three and nine months ended September 30, 2016 by approximately $407 thousand and $1.2 million, respectively, due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the nine months ended September 30, 2016 and 2015, we did not engage in hedging activities. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of September 30, 2016, we had not entered into any interest rate hedging arrangements. At September 30, 2016, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $276 thousand and $816 thousand, respectively, for the three and nine months ended September 30, 2016, respectively. The Notes and SBA-guaranteed debentures bear interest at a fixed rate per year and would not be impacted by changes in interest rates.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

STELLUS CAPITAL INVESTMENT CORPORATION
Dated: November 3, 2016
	By:	/s/ Robert T. Ladd
Name: Robert T. Ladd
Title: Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
Name: W. Todd Huskinson
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Fourth Amendment to Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank, dated August 31, 2016. (Previously filed as Exhibit 10.1 to Stellus Capital Investment Corporation’s Current Report on Form 8-K, filed on September 2, 2016 (File No. 814-00971))
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

