Form 10-K
period 2016-12-31
Stellus Capital Investment Corp
filed 2017-03-09
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2016 was: $127,794,778

There were 12,479,957 shares of the Registrant’s common stock outstanding as of March 7, 2017.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2016

i

PART I

Item 1.  Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management” refers to our investment adviser and administrator, Stellus Capital Management, LLC.

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or “BDC”, under the Investment Company Act of 1940, or the “1940 Act.” We originate and invest primarily in private middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. Unitranche debt is typically structured as first lien loans with certain risk characteristics of mezzanine debt. Mezzanine debt includes senior unsecured and subordinated loans.

Our investment activities are managed by our investment adviser, Stellus Capital Management, an investment advisory firm led by Robert T. Ladd and its other senior investment professionals. We source investments primarily through the extensive network of relationships that the senior investment professionals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating which is often referred to as “junk.”

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

Our principal executive office is currently located at 4400 Post Oak Parkway, Suite 2200, Houston, TX 77027, and our telephone number is (713) 292-5400. We maintain a website on the Internet at www.stelluscapital.com (under the “Public Investors” section). Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

SBIC License

Our wholly owned subsidiary holds a license to operate as a small business investment company, or SBIC. Our wholly owned SBIC subsidiary’s SBIC license allows it to obtain leverage by issuing SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements. As of December 31, 2016, the SBIC subsidiary had $32.5 million of regulatory capital as such term is defined by the SBA, and has received commitments from the SBA of $65 million. As of December 31, 2016, the SBIC subsidiary had $65 million of SBA-guaranteed debentures outstanding. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. We believe that the SBA-guaranteed debentures are an attractive source of debt capital.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. This relief allows us increased flexibility under the 200% asset coverage test by allowing us to borrow up to $97.5 million more under our current capitalization of the SBIC subsidiary than we would otherwise be able to borrow absent the receipt of this exemptive relief.

Portfolio Composition

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

The following table provides a summary of our portfolio investments as of December 31, 2016:

As of December 31, 2016 ($ in millions)
Number of portfolio companies	45
Fair value(a)	$365.6
Cost	$362.2
% of portfolio at fair value – first lien debt	31%
% of portfolio at fair value – second lien debt	45%
% of portfolio at fair value – mezzanine debt	19%
% of portfolio at fair value – equity	5%
Weighted-average annual yield(b)	11.0%

(a)	As of December 31, 2016, $266.1 million of our debt investments at fair value were at floating interest rates, which represented approximately 77% of our total portfolio of debt investments at fair value. As of December 31, 2016, $80.6 million of our debt investments at fair value were at fixed interest rates, which represented approximately 23% of our total portfolio of debt investments at fair value.
(b)	The weighted average yield on all of our debt investments as of December 31, 2016, was approximately 11.0%, of which approximately 10.5% was current cash interest. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investment restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at their current level.

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.

The senior investment professionals of Stellus Capital Management have an average of over 27 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management investment team continues to provide investment sub-advisory services to the D. E. Shaw & co., L.P. and its associated investment funds (the “D.E. Shaw group”) with respect to an approximately $150 million investment portfolio (as of December 31, 2016) in middle-market companies pursuant to sub-advisory arrangements.

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

Stellus Capital Management is headquartered in Houston, Texas, and also maintains offices in the Washington, D.C. area and Charlotte, North Carolina.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team.  Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management investment team, including its senior investment professionals who have an average of over 27 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. We believe the members of Stellus Capital Management’s investment team are proven and experienced, with extensive capabilities in leveraged credit investing, having participated in these markets for the predominant portion of their careers. We believe that the experience and demonstrated ability of the Stellus Capital Management investment team to complete transactions enhances the quantity and quality of investment opportunities available to us.

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

Resources of Stellus Capital Management Platform.  We have access to the resources and capabilities of Stellus Capital Management, which has 18 investment professionals, including Robert T. Ladd, Dean D’Angelo, Joshua T. Davis and Todd A. Overbergen, who are supported by six managing directors, two principals, two vice presidents and three analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. Huskinson, who serves as our chief financial officer and chief compliance officer, and his staff of eight finance and operations professionals.

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

With an average of over 27 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment team of Stellus Capital Management has demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through warrants and other equity instruments structured as part of our investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.

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

Management Agreements

Stellus Capital Management serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.” In addition, Stellus Capital Management serves as our administrator.

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

Board Approval of the Investment Advisory Agreement

Our board of directors, including a majority of our independent directors, approved the investment advisory agreement at its first meeting, held on September 24, 2012, which became effective in November 2012, and approved the annual continuation of the investment advisory agreement most recently at an in-person meeting in June 2016. In its consideration of the investment advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors. The board of directors did not rank or otherwise assign relative weights to the specific factors it considered in connection with its evaluation of the Investment Advisory Agreement, nor did it undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate decision made by our board of directors. Rather, the board of directors based its approval of the Investment Advisory Agreement on the totality of information presented to it. In considering the factors discussed above, individual directors may have given different weights to different factors.

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

Regulation as a Business Development Company

We are a BDC under the 1940 Act that has elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval upon 60 days’ prior written notice to stockholders.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the BDC purchases securities in conjunction with one or more other persons acting together and one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Stellus Capital Management will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Stellus Capital Management will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A. “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We would need approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

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

Stellus Capital Management has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that Stellus Capital Management’s vote is not the product of a conflict of interest, Stellus Capital Management requires that anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote. Where conflicts of interest may be present, Stellus Capital Management will disclose such conflicts to us, including our independent directors and may request guidance from us on how to vote such proxies.

Proxy Voting Records.  You may obtain information about how Stellus Capital Management voted proxies by making a written request for proxy voting information to: Stellus Capital Investment Corporation, Attention: Investor Relations, 4400 Post Oak Parkway, Suite 2200, Houston, TX 77027, or by calling us collect at (713) 292-5414. The SEC also maintains a website at www.sec.gov that contains this information.

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

Taxation as a Regulated Investment Company

As a BDC, we have elected and qualified to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to maintain for RIC treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement;

We will not be subject to U.S. federal income tax on the portion of our income we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending December 31 and (c) any income realized, but not distributed, in the preceding year and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid).

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

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding tax liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. If we are not able to obtain sufficient cash from other sources to satisfy the Annual Distribution Requirement, we may fail to maintain our tax treatment as a RIC and become subject to corporate-level U.S. federal income taxes on all of our taxable income without the benefit of the dividends-paid deduction.

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

In addition, we have formed and operate a SBIC subsidiary, and are partially dependent on the SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. The SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiary to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver. If the SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to maintain our tax treatment as a RIC, which would result in us becoming subject to corporate-level federal income tax.

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

If we are unable to qualify for tax treatment as a RIC, and if certain remedial provisions are not available, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such distributions, non-corporate stockholders would be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years (or shorter applicable period).

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act provides scaled disclosure provisions for emerging growth companies, including, among other things, removing the requirement that emerging growth companies comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting. Section 107(b) of the JOBS Act also permits an emerging growth companies to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering (IPO) on November 13, 2012, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We will no longer qualify as an “emerging growth company” beginning January 1, 2017.

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

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225 million to $350 million. This new legislation may allow us to issue additional SBIC debentures above the $225 million threshold subject to SBA approval. As of December 31, 2016, our SBIC subsidiary had $32.5 million in regulatory capital and $65.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value.

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

Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the investment advisory agreement. Stellus Capital Management’s investment committee consists of five members, including Messrs. Ladd, D’Angelo and Davis, each a member of our board of directors, Mr. Huskinson, our chief financial officer and chief compliance officer and the chief financial officer of Stellus Capital Management and Mr. Overbergen, an investment professional of Stellus Capital Management. The loss of any member of Stellus Capital Management’s investment committee limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The members of Stellus Capital Management’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Stellus Capital Management. Similarly, Stellus Capital Management may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Stellus Capital Management currently manages private credit funds that have an investment strategy that is identical to our investment strategy, and with which we intend to co-invest. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

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

The senior investment professionals and other investment team members of Stellus Capital Management may, from time to time, possess material non-public information, limiting our investment discretion.

The senior investment professionals and other investment team members of Stellus Capital Management, including members of Stellus Capital Management’s investment committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

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

Pursuant to the 1940 Act, unless and until we receive exemptive relief from the SEC permitting us to do so, we may be prohibited from exiting our positions in portfolio companies in which funds affiliated with Stellus Capital Management also hold positions. As of December 31, 2016, our portfolio consisted of three assets in two portfolio companies once held by the D. E. Shaw group fund to which the D. E. Shaw group serves as investment adviser and is sub-advised by Stellus Capital Management. However, the D. E. Shaw group fund has retained equity investments in one of those two portfolio companies. To the extent that our investments in these portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves an affiliate or the D. E. Shaw group fund therein because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if the D. E. Shaw group fund were required to approve a restructuring of our investment in one of these portfolio companies in its capacity as an equity holder thereof and the D. E. Shaw group fund were deemed to be our affiliate, such involvement by the D. E. Shaw group fund in the restructuring transaction may constitute a prohibited joint transaction under the 1940 Act. However, we do not believe that our ability to restructure or exit these investments will be significantly hampered due to the fact that the equity investments retained by the D. E. Shaw group fund are minority equity positions and, as a result, it is unlikely that the D. E. Shaw group fund will be or will be required to be involved in any such restructurings or exits.

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

We will be subject to corporate-level income tax and may default under our revolving credit facility if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification as a RIC and, thus, may be subject to corporate-level income tax. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided, that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our qualification and tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to maintain our qualification as a RIC, we may be in default under the terms of our revolving credit facility with various lenders (the “Credit Facility”). Such a failure would have a material adverse effect on us and our stockholders.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests, and if our stockholders approve such sale. At our 2015 Annual Meeting of Stockholders, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2015 Annual Meeting of Stockholders and the date of the Company’s 2016 Annual Meeting of Stockholders. The Company did not seek such approval at the 2016 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

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

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. This relief allows us increased flexibility under the 200% asset coverage test by allowing us to borrow up to $225 million more than we would otherwise be able to borrow absent the receipt of this exemptive relief.

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

As of December 31, 2016, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock or the Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering on November 13, 2012, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will no longer qualify as an “emerging growth company” beginning January 1, 2017.

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

As a BDC, we are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities and excluding SBA-guaranteed debentures as permitted by exemptive relief obtained from the SEC, to total senior securities, which includes all of our borrowings with the exception of SBA-guaranteed debentures, of at least 200.0%. This requirement limits the amount that we may borrow. Since we continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect that we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, which would in turn increase the equity capital available to us, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available us, we may be forced to curtail or cease new investment activities, and our net asset value could decline.

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

We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

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

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives would modify this section of the 1940 Act and increased the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our common stock may increase.

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

Risks Related to Economic Conditions

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. In November 2016, voters in the United States elected a new president and the implications of a new presidential administration are unclear at present. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies and the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk.

These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to our Investments

Economic recessions or downturns could impair our portfolio companies, which would harm our operating results.

Many of the portfolio companies in which we make, and expect to make, investments, including those currently included in our portfolio, are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by our compliance with the conditions under the exemptive relief order we received from the SEC related to co-investments with investment funds managed by Stellus Capital Management or Stellus Capital Management’s allocation policy.

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

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, our portfolio companies, particularly those operating in the energy sector, may be subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof). We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, SBA regulations and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in our Credit Facility, the Notes and any future credit facilities, as well as in the terms of any debt securities we issue, may limit our ability to make distributions in certain circumstances.

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

Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.

These risks include the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, governmental limitations on a company’s loans, other financial commitments, product lines and other operations and recent ongoing changes in the financial services industry (including consolidations, development of new products and changes to the industry’s regulatory framework). The deterioration of the credit markets starting in late 2007 generally has caused an adverse impact in a broad range of markets, including U.S. and international credit and interbank money markets generally, thereby affecting a wide range of financial institutions and markets. In particular, events in the financial sector in late 2008 resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. This situation has created instability in the financial markets and caused certain financial services companies to incur large losses. Insurance companies have additional risks, such as heavy price competition, claims activity and marketing competition, and can be particularly sensitive to specific events such as man-made and natural disasters (including weather catastrophes), terrorism, mortality risks and morbidity rates.

Risks Relating to Our Debt Securities

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The Notes are not and will not be secured by any of our assets or any of the assets of any future subsidiaries and rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2016, we had $116 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

As of December 31, 2016, we had approximately $116 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 4400 Post Oak Parkway, Suite 2200, Houston, Texas. We also maintain offices in Charlotte, North Carolina and in the Washington, D.C. area. All locations are provided to us by Stellus Capital Management pursuant to the administration agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate conducting it.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “SCM.” The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange.

	Price Range
	High	Low
Fiscal 2015
First quarter (from January 1, 2015 through March 31, 2015)	$12.68	$11.80
Second quarter (from April 1, 2015 through June 30, 2015)	$12.58	$11.36
Third quarter (from July 1, 2015 through September 30, 2015)	$11.84	$9.87
Fourth quarter (from October 1, 2015 through December 31, 2015)	$10.93	$9.53
Fiscal 2016
First quarter (from January 1, 2016 to March 31, 2016)	$10.22	$7.85
Second quarter (from April 1, 2016 through June 30, 2016)	$10.59	$9.82
Third quarter (from July 1, 2016 through September 30, 2016)	$11.54	$10.35
Fourth quarter (from October 1, 2016 through December 31, 2016)	$12.33	$10.35
Fiscal 2017
First quarter (from January 1, 2017 to March 7, 2017)	$12.09	$14.23

The last reported sale price for our common stock on the New York Stock Exchange on March 7, 2017 was $13.90 per share. As of March 7, 2017, we had 10 shareholders of record.

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

To maintain our qualification for RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income to avoid paying U.S. federal corporate income tax on the carryover amount. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt out” dividend reinvestment plan (“DRIP”) for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

The following table reflects the distributions per share that our board of directors has declared on our common stock since January 2013, none of which are expected to include return of capital:

Date Declared	Record Date	Payment Date	Per Share
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 7, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 22, 2013	December 9, 2013	December 23, 2013	$0.3400
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 7, 2014	July 31, 2014	August 15, 2014	$0.1133
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
January 22, 2015	February 2, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 8, 2015	July 31, 2015	August 14, 2015	$0.1133
July 8, 2015	August 31, 2015	September 15, 2015	$0.1133
July 8, 2015	September 20, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133
January 13, 2016	January 29, 2016	February 15, 2016	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133
April 15, 2016	April 29, 2016	May 13, 2016	$0.1133
April 15, 2016	May 31, 2016	June 15, 2016	$0.1133
April 15, 2016	June 30, 2016	July 15, 2016	$0.1133
July 7, 2016	July 29, 2016	August 15, 2016	$0.1133
July 7, 2016	August 31, 2016	September 15, 2016	$0.1133
July 7, 2016	September 30, 2016	October 14, 2016	$0.1133
October 7, 2016	October 31, 2016	November 15, 2016	$0.1133
October 7, 2016	November 30, 2016	December 15, 2016	$0.1133
October 7, 2016	December 30, 2016	January 13, 2017	$0.1133
			$5.5038

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through March 1, 2017. The graph assumes that, at inception, a person invested $100 in each of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

200%
180%
160%
140%
120%
100%
80%
60%
184.67%
169.60%
149.86%
145.93%
'13
'14
'15
'16
Russell 2000 (184.67%)
S&P 500 (169.60%)
Stellus (149.86%)
RJBDC (145.93%)

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2016, 2015, 2014, 2013 and the period from Inception (May 18, 2012) through December 31, 2012, set forth below was derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Total investment income	$39,490,197	$35,158,559	$32,324,847	$29,400,736	$3,696,432
Total expenses, net of fee waiver	$22,177,996	$18,611,431	$15,812,750	$13,389,007	$15,812,750
Net investment income	$17,312,201	$16,547,128	$16,512,097	$16,011,729	$2,392,076
Net increase in net assets resulting from operations	$23,199,062	$7,670,536	$10,179,142	$17,544,997	$1,298,424
Per Share Data:
Net asset value	$13.69	$13.19	$13.94	$14.54	$14.45
Net investment income	$1.39	$1.33	$1.34	$1.33	$0.11
Net increase in net assets resulting from operations	$1.86	$0.61	$0.83	$1.45	$0.11
Distributions declared	$1.36	$1.36	$1.43	$1.43	$0.18

Balance Sheet Data:	At December 31, 2016	At December 31, 2015	At December 31, 2014	At December 31, 2013	At December 31, 2012
Investments at fair value	$365,625,891	$349,017,697	$315,965,434	$277,504,510	$195,451,256
Cash and cash equivalents	$9,194,129	$10,875,790	$2,046,563	$13,663,542	$62,131,686
Total assets(2)	$379,878,729	$365,368,412	$323,776,402	$296,541,900	$260,595,157
Total liabilities(2)	$208,996,944	$200,717,308	$149,826,950	$120,650,386	$86,749,202
Total net assets	$170,881,785	$164,651,104	$173,949,452	$175,891,514	$173,845,955
Other Data:
Number of portfolio companies at period end	45	39	32	26	15
Weighted average yield on debt investments at period end(1)	11.0%	10.6%	10.9%	11.4%	12.5%

(1)	Computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.
(2)	ASU No. 2015-03 — Simplifying the Presentation of Debt Issuance Costs was effective for the quarter ended March 31, 2016. Total assets and total liabilities for the periods prior to the effective date have been modified from their respective filings to conform to this presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2016, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of December 31, 2016, we had $365.6 million (at fair value) invested in 45 companies. As of December 31, 2016, our portfolio included approximately 31% of first lien debt, 45% of second lien debt, 19% of mezzanine debt and 5% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2016 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$113,264,200	$113,482,205
Senior Secured – Second Lien	163,112,172	162,486,388
Unsecured Debt	70,919,986	70,725,412
Equity	14,920,893	18,931,886
Total Investments	$362,217,251	$365,625,891

As of December 31, 2015, we had $349.0 million (at fair value) invested in 39 companies. As of December 31, 2015, our portfolio included approximately 38% of first lien debt, 38% of second lien debt, 20% of mezzanine debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2015 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$133,344,891	$131,908,961
Senior Secured – Second Lien	136,853,644	131,972,581
Unsecured Debt	81,492,139	72,212,282
Equity	12,521,785	12,923,873
Total Investments	$364,212,459	$349,017,697

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2016:

	Cost	Fair Value	% of Total Investments
Texas	$74,433,626	$73,576,277	20.13%
New York	36,651,725	36,479,999	9.98%
Colorado	27,855,053	28,979,651	7.93%
California	28,298,845	28,606,727	7.82%
Massachusetts	22,467,254	22,944,663	6.28%
Georgia	20,626,735	22,469,217	6.15%
New Jersey	20,710,728	20,804,704	5.69%
Illinois	17,554,821	17,590,281	4.81%
Alabama	16,191,841	16,584,379	4.54%
Missouri	14,096,725	14,441,599	3.95%
Tennessee	12,310,883	12,045,701	3.29%
Arkansas	9,912,815	10,102,283	2.76%
Pennsylvania	8,035,182	8,301,104	2.27%
Puerto Rico	8,712,537	8,229,054	2.25%
Florida	7,453,847	7,431,820	2.03%
Canada	6,765,448	6,692,648	1.83%
Minnesota	6,362,834	6,374,800	1.74%
New York	5,450,667	5,450,667	1.49%
North Carolina	4,920,321	5,000,000	1.37%
Washington	4,158,696	4,211,990	1.15%
Virginia	4,029,530	4,060,519	1.11%
Arizona	3,408,099	3,410,583	0.93%
Utah	1,291,083	1,311,789	0.36%
Ohio	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2015:

	Cost	Fair Value	% of Total Investments
New York	$53,089,906	$44,028,592	12.62%
Texas	44,455,960	42,224,563	12.10%
Colorado	27,775,081	28,719,072	8.23%
California	28,079,435	27,836,262	7.97%
Georgia	26,100,285	25,845,891	7.41%
Massachusetts	22,407,217	21,363,609	6.12%
New Jersey	21,285,356	20,943,875	6.00%
Alabama	18,330,990	18,153,182	5.20%
Illinois	17,514,510	17,452,318	5.00%
Missouri	14,067,329	13,369,069	3.83%
Tennessee	12,286,222	12,051,362	3.45%
Ohio	10,593,407	10,593,407	3.04%
Pennsylvania	9,827,328	9,827,328	2.82%
Puerto Rico	8,702,074	8,602,868	2.46%
Canada	9,411,185	8,300,280	2.38%
Florida	7,592,824	7,390,241	2.12%
Minnesota	6,881,287	6,839,308	1.96%
North Carolina	4,909,192	4,760,844	1.36%
Indiana	4,739,046	4,715,703	1.35%
Kentucky	4,473,006	4,518,888	1.29%
Washington	4,146,167	4,083,966	1.17%
Virginia	4,016,918	3,962,905	1.14%
Arizona	3,527,734	3,434,164	0.98%
	$364,212,459	$349,017,697	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

	Cost	Fair Value	% of Total Investments
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.05%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Chemicals, Plastics, & Rubber	20,763,612	21,165,542	5.79%
Consumer Goods: Durable	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Consumer goods: non-durable	12,437,795	12,700,000	3.47%
Beverage, Food, & Tobacco	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

	Cost	Fair Value	% of Total Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	$349,017,697	100.00%

At December 31, 2016, our average portfolio company investment at amortized cost and fair value was approximately $8.0 million and $8.1 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.5 million and $22.9 million, respectively. At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $9.3 million and $8.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.4 million and $21.4 million, respectively.

At December 31, 2016, 77% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 23% bore interest at fixed rates. At December 31, 2015, 75% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 25% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2016 and December 31, 2015 was approximately 11.0% and 10.6%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of December 31, 2016 and December 31, 2015, we had cash and cash equivalents of $9.2 million and $10.9 million, respectively.

Investment Activity

During the year ended December 31, 2016, we made $65.7 million of investments at cost in 10 new portfolio companies and five to existing portfolio companies. During the year ended December 31, 2016, we received $55.9 million in proceeds principally from prepayments of our investments, including $9.9 million from amortization of certain other investments.

During the year ended December 31, 2015, we made $133.7 million of investments at cost in 14 new portfolio companies and seven to existing portfolio companies. During the year ended December 31, 2015, we received $93.3 million in proceeds principally from prepayments of our investments, including $5.6 million from amortization of certain other investments. Excluded from the numbers above is a non-cash transaction of $4.2 million related to the repayment and reinvestment in a new term loan of an existing portfolio company.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2016			As of December 31, 2015
Investment Category	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies
1	$73.5	20%	6	$36.1	10%	3
2	239.8	66%	32	292.4	84%	32
3	50.7	14%	5	15.8	5%	3
4	0.9	—%	1	—	—%	—
5	0.7	—%	1	5	1%	1
Total	$365.6	100%	45	$349.0	100%	39

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2016, we had two loans on non-accrual status, which represents approximately 0.7% of the portfolio at cost and 0.4% at fair value. As of December 31, 2015, we had one loan on non-accrual status, which represented approximately 3.6% of the portfolio at cost and 1.3% at fair value.

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

Comparison of the Years ended December 31, 2016, 2015, and 2014

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

The following shows the breakdown of investment income for the years ended December 31, 2016, 2015, and 2014 (in millions).

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Interest Income	$38.0	$34.3	$30.9
PIK Income	0.2	0.4	0.7
Miscellaneous fees	1.3	0.5	0.7
Total	$39.5	$35.2	$32.3

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses (such as travel expenses) associated with performing due diligence and reviews of prospective investments;
•	transfer agent and custodial fees;
•	out-of-pocket fees and expenses associated with marketing efforts;
•	federal and state registration fees and any stock exchange listing fees;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•	direct costs, such as printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
•	other expenses incurred by Stellus Capital Management or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

The following shows the breakdown of operating expenses for the years ended December 31, 2016, 2015 and 2014 (in millions).

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Operating Expenses
Management Fees	$6.3	$5.8	$5.2
Valuation Fees	0.4	0.4	0.4
Administrative services expenses	1.0	1.0	1.2
Incentive fees(a)	4.3	4.0	3.1
Professional fees	0.7	0.6	0.7
Directors’ fees	0.3	0.3	0.4
Insurance expense	0.5	0.5	0.5
Interest expense and other fees	8.0	6.2	5.3
Deferred Offering Costs	0.3	—	—
Other general and administrative	0.4	0.4	0.4
Total Operating Expenses	$22.2	$19.2	$17.2
Waiver of Incentive Fees	—	(0.6)	(1.4)
Total Expenses, net of fee waivers	$22.2	$18.6	$15.8

(a)	For the years ended December 31, 2016, 2015 and 2014, incentive fees include the effect of the Capital Gains Incentive Fee of $0, $0 million and ($0.3) million, respectively.

The increase in operating expenses for the respective periods was due to: 1) an increase in interest and fees on our SBA-guaranteed debentures, which were fully drawn in the fourth quarter of 2015 and pooled in the first quarter of 2016, and 6.50% notes (the “Notes”), which were issued in May 2014. 2) an increase in management and incentive fees, attributable to our growing portfolio and 3) deferred offering costs, which were fully expensed in the second quarter of 2016. Additional operating expense for the year ended December 31, 2014 includes ($0.3) million related to our Capital Gains Incentive Fee.

While under no obligation to do so, the Advisor waived incentive fees of $646,333 and $1,399,226 for the years ended December 31, 2015 and December 31, 2014 to the extent required to support an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with the Offering. Such waiver in no way implies that the Advisor will waive incentive fees in any future period. The Advisor did not waive incentive fees during the year ended December 31, 2016.

Net Investment Income

Net investment income was $17.3 million, or $1.39 per common share based on 12,479,959 weighted-average common shares outstanding at December 31, 2016. Net investment income was $16.5 million, or $1.33 per common share based on 12,479,961 weighted-average common shares outstanding at December 31, 2015. Net investment income was $16.5 million, or $1.34 per common share based on 12,281,178 weighted-average common shares outstanding at December 31, 2014.

Net investment income for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 as a result of our growing portfolio, which was partially offset by the increase in interest and fees on our SBA-guaranteed debentures and the Notes.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of other certain investments for the year ended December 31, 2016 totaled $55.9 million and net realized loss totaled $13.1 million, $12.2 million of which is related to the realized loss of our term loan in Binder & Binder. Proceeds from the sales and repayments of investments and amortization of other certain investments for the year ended December 31, 2015 totaled $93.3 million and net realized gains totaled $0.4 million. Proceeds from the sales and repayments of investments and amortization of other certain investments for the year ended December 31, 2014 totaled $54.9 million and net realized gains totaled $0.5 million.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the year ended December 31, 2016, 2015 and 2014 totaled $18.6 million, ($9.2) million, and ($6.5) million, respectively.

The change in unrealized appreciation in 2016 was due primarily to two factors: a) the reclassification of our one previously reported non-accrual investment from unrealized to realized accounted for $8.3 million of this year’s unrealized gain and b) $10.3 million from tightening interest rate spreads in 2016. The change in unrealized depreciation in 2015 and 2014 was due primarily to unrealized depreciation on our one non-accrual investment as well as unrealized depreciation on other investments in the portfolio due to a widening of market interest rate spreads.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies that are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2016, 2015 and 2014, we recognized a benefit (provision) for income tax at our Taxable Subsidiaries of $0.4 million, $(0.1) million and $(0.3) million. As of December 31, 2016 and 2015, a deferred tax liability of $8 thousand and $0.4 million, respectively, were included on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $23.2 million, or $1.86 per common share based on weighted-average of 12,479,959 for the year ended December 31, 2016, as compared to $7.7 million, or $0.61 per common share based on weighted-average of 12,479,961 common shares outstanding for the year ended December 31, 2015, as compared to $10.2 million, or $0.83 per common share based on weighted-average of 12,281,178 common shares outstanding for the year ended December 31, 2014.

The increase in net increase in net assets resulting from operations was due primarily to an increase in unrealized appreciation from the tightening of interest rate spreads in 2016.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $8.8 million for the year ended December 31, 2016, primarily in connection with the sale and repayment of portfolio investments, offset by the purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2016 used cash of $10.5 million primarily from repayments on our Credit Facility.

Our operating activities used net cash of $24.4 million for the year ended December 31, 2015, primarily in connection with the purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2015 provided cash of $33.3 million primarily from the issuance of our SBA-guaranteed debentures.

Our operating activities used cash of $27.2 million for the year ended December 31, 2014, primarily in connection with purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2014 provided cash of $15.6 million primarily from the issuance of the Notes and our SBA-guaranteed debentures.

Our liquidity and capital resources are derived from the Credit Facility, the Notes, SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of December 31, 2016 and December 31, 2015, our asset coverage ratio was 221% and 222%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2016 and December 31, 2015, we had cash and cash equivalents of $9.2 million and $10.9 million, respectively.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2016, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility, including that the Company have a minimum asset coverage ratio after giving effect to such borrowing. On August 31, 2016, the Credit Facility was amended to reduce asset coverage related to additional indebtedness from 2.25 to 2.20 to 1.0, as long as certain conditions are met. These conditions state that (i) the aggregate amount of PIK interest during the most recently ended fiscal quarter of the borrower does not exceed 2% of the aggregate amount of interest income that the borrower has received on all investments in the borrowing base during such fiscal quarter; (ii) the sum of the value of all non-accrual investments does not exceed 5% of the value of all investments in the borrowing base and (iii) the borrower maintains a minimum liquidity test of at least 80% of adjusted borrowing base. As of December 31, 2016, these conditions were met.

As of December 31, 2016 and December 31, 2015, the outstanding balance under the Credit Facility was $116.0 million and $109.5 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Credit Facility, which are being amortized over the life of the Credit Facility. As of December 31, 2016 and December 31, 2015, $0.8 million and $1.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3. See Note 1 to our Consolidated Financial Statements for further discussion.

For the year ended December 31, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $4.0 million for the year ended December 31, 2016, of which $3.4 million was interest expense, $0.5 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $3.4 million in interest expense and unused commitment fees for the year ended December 31, 2016. The average borrowings under the Credit Facility for the year ended December 31, 2016 were $106.6 million.

For the year ended December 31, 2015, the weighted average effective interest rate under the Credit Facility was approximately 2.9% (approximately 3.5% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $3.6 million for the year ended December 31, 2015, of which $3.0 million was interest expense, $0.5 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $3.1 million in interest expense and unused commitment fees for the year ended December 31, 2015. The average borrowings under the Credit Facility for the year ended December 31, 2015 were $102.8 million.

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

SBA-guaranteed Debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $106.3 million and $99.1 million in assets at December 31, 2016 and December 31, 2015, respectively, which accounted for approximately 28.0% and 27.0% of our total consolidated assets at December 31, 2016 and December 31, 2015, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both December 31, 2016 and December 31, 2015, the SBIC subsidiary had $65,000,000 of SBA-guaranteed debentures outstanding, which mature ten years from issuance. The first maturity related to the SBIC-guaranteed debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA-guaranteed debentures is approximately 8.9 years as of December 31, 2016.

As of December 31, 2016 and December 31, 2015, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2016 and December 31, 2015 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to our Consolidated Financial Statements.

As of December 31, 2016, the Company has incurred $2.2 million in financing costs related to the SBA-guaranteed debentures. As of December 31, 2016 and December 31, 2015, $1.7 million and $2.0 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 to our Consolidated Financial Statements for further discussion.

For the year ended December 31, 2016, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 2.9% (approximately 3.4% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $2.2 million for the year ended December 31, 2016, of which $1.9 million was interest expense, and $0.3 million was amortization of loan fees. The Company paid $1.5 million of interest expense during the year ended December 31, 2016. The average borrowings of SBA-guaranteed debentures for the year ended December 31, 2016 were $65.0 million.

For the year ended December 31, 2015, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 2.2% (approximately 3.0% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $0.8 million for the year ended December 31, 2015, of which $0.6 million was interest expense, and $0.2 million was amortization of loan fees. The Company paid $0.3 million of interest expense during year ended December 31, 2015. The average borrowings of SBA-guaranteed debentures for the year ended December 31, 2015 were $25.4 million.

For the year ended December 31, 2014, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 1.0% (approximately 2.3% including loan fees), which reflects a lower pre-pooling rate that increases when the debentures pool in March and September. Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $0.1 million for the year ended December 31, 2014, which included interest expense and amortization of loan fees. The Company paid no interest expense during the year ended December 31, 2014. The average borrowings of SBA-guaranteed debentures for the year ended December 31, 2014 were $13.1 million.

Notes

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% Notes. The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year. The Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the SBIC subsidiary. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both December 31, 2016 and December 31, 2015, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was approximately $25.2 million and $24.6 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the Notes. As of December 31, 2016 and December 31, 2015 $0.4 million and $0.6 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 to our Consolidated Financial Statements for further discussion.

For the year ended December 31, 2016, the Company incurred interest and fee expense on the Notes of $1.8 million, of which $1.6 million was interest expense and the remainder related to amortization of loan fees paid on the Notes and administration fees. The Company paid $1.6 million in interest expense on the Notes during the period.

For the year ended December 31, 2015, the Company incurred interest and fee expense on the Notes of $1.8 million, of which $1.6 million was interest expense was interest expense and the remainder related to amortization of loan fees paid on the Notes and administration fees. The Company paid $1.6 million in interest expense on the Notes during the period.

For the period from May 5, 2014 to December 31, 2014, the Company incurred interest and fee expense on the Notes of $1.1 million, of which $1.0 million was interest expense and the remainder related to amortization of loan fees paid on the Notes and administration fees. The Company paid $0.9 million in interest expense on the Notes during the period.

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

Contractual Obligations

As of December 31, 2016, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2017	2018	2019	2020	2021	2022 and thereafter
	(dollars in thousands)
Credit facility payable	$116,000	$—	116,000	$—	—	—	—
Notes payable	$25,000	—	—	25,000	—	—	—
SBA-guaranteed debentures	$65,000	—	—	—	—	—	65,000
	$206,000	$—	$116,000	$25,000	$—	$—	$65,000

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2016, our only off-balance sheet arrangements consisted of $1.9 million of unfunded commitments to provide debt financing to two of our portfolio companies. As of December 31, 2015, our only off-balance sheet arrangements consisted of a $3.3 million unfunded commitment to provide debt financing to three of our portfolio companies.

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

Valuation of portfolio investments

As a BDC, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once each quarter. Investments purchased within 90 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale, or other disposition and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Recent Developments

Investment Portfolio

On January 5, 2017, we sold our position in Securus Technologies Holdings, Inc for proceeds of $8.4 million. We realized a loss of $41 thousand upon the sale.

On January 25, 2017, we received full repayment on the first lien term loan of Momentum Telecom, Inc for proceeds of $15.3 million, including a $0.2 million premium.

On February 1, 2017, our first lien term loan in Glori Energy Production, Inc was converted to an equity position at par equal to $1.7 million.

On February 3, 2017, we invested $6.3 million in the unsecured term loan of Time Manufacturing, Inc, a global manufacturer of vehicle-mounted aerial lift equipment. Additionally, we invested $0.5 million in the equity of the company.

On February 8, 2017, we received full repayment on the second lien term loan of MTC Intermediate Holdco for proceeds of $10.4 million, including a $0.1 million prepayment fee. Additionally, we received a dividend of $0.7 million in proceeds for the equity in MTC Parent, LP.

On March 1, 2017, we received full repayment on the first lien term loan of 360 Holdings Corp for proceeds of $4.0 million.

Credit Facility

The outstanding balance under the Credit Facility as of March 8, 2017 was $103.8 million.

Dividend Declared

On January 13, 2017, the Company’s board of directors declared a regular monthly dividend for each of January 2017, February 2017 and March 2017 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/13/2017	1/27/2017	1/31/2017	2/15/2017	$0.1133
1/13/2017	2/24/2017	2/28/2017	3/15/2017	$0.1133
1/13/2017	3/29/2017	3/31/2017	4/14/2017	$0.1133
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the years ended December 31, 2016 and December 31, 2015, 77% and 75%, or 48 and 34 of the loans in our portfolio bore interest at floating rates, respectively. For the year ended December 31, 2016, 45 of these 48 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2016, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income approximately $1.7 million, due to the current floors in place. A hypothetical decrease in LIBOR would decrease our net income by approximately $36K due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2016 and December 31, 2015, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of December 31, 2016, we had not entered into any interest rate hedging arrangements. At December 31, 2016, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $1.08 million for the year ended December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stellus Capital Investment Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the schedules of investments as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016 and the financial highlights (see Note 8) for each of the four years in the period ended December 31, 2016 and for the period from Inception (May 18, 2012) through December 31, 2012. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2016 and 2015, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stellus Capital Investment Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 and the financial highlights for each of the four years in the period ended December 31, 2016 and for the period from Inception (May 18, 2012) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2016, related to the presentation of debt issuance costs.

/s/ GRANT THORNTON LLP

Houston, Texas
March 9, 2017

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $362,217,251 and $364,212,459, respectively)	$365,625,891	$349,017,697
Cash and cash equivalents	9,194,129	10,875,790
Receivable for sales and repayments of investments	—	10,000
Interest receivable	4,601,742	4,720,031
Deferred offering costs	—	261,761
Accounts receivable	748	7,684
Prepaid expenses	456,219	475,449
Total Assets	$379,878,729	$365,368,412
LIABILITIES
Notes Payable	$24,565,891	$24,381,108
Credit facility payable	115,171,208	108,197,373
SBA Debentures	63,342,036	63,015,846
Dividends payable	1,413,982	1,413,982
Base management fees payable	1,608,295	1,518,779
Incentive fees payable	1,353,271	607,956
Interest payable	973,812	570,189
Unearned revenue	19,955	36,877
Administrative services payable	272,511	397,799
Deferred Tax Liability	8,593	381,723
Other accrued expenses and liabilities	267,390	195,676
Total Liabilities	$208,996,944	$200,717,308
Net Assets	$170,881,785	$164,651,104
NET ASSETS
Common Stock, par value $0.01 per share (100,000,000 shares authorized, 12,479,959 and 12,479,960 shares issued and outstanding, respectively)	$12,480	$12,480
Paid-in capital	180,994,723	180,994,752
Accumulated net realized (loss)	(13,089,671)	—
Distributions in excess of net investment income	(435,794)	(779,643)
Net unrealized appreciation (depreciation) on investments and cash equivalents, net of deferred tax liability of $8,593 and $381,723 as of December 31, 2016 and December 31, 2015, respectively(1)	3,400,047	(15,576,485)
Net Assets	$170,881,785	$164,651,104
Total Liabilities and Net Assets	$379,878,729	$365,368,412
Net Asset Value Per Share	$13.69	$13.19

(1)	See Note 13 for a discussion of Deferred Taxes.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
INVESTMENT INCOME
Interest income	$38,176,617	$34,643,791	$31,637,094
Other income	1,313,580	514,768	687,753
Total Investment Income	$39,490,197	$35,158,559	$32,324,847
OPERATING EXPENSES
Management fees	$6,281,863	5,841,267	5,202,990
Valuation fees	397,330	356,971	384,957
Administrative services expenses	1,045,648	1,029,368	1,195,566
Incentive fees	4,275,436	3,975,198	3,122,890
Professional fees	712,524	596,357	744,547
Directors’ fees	324,000	333,000	373,000
Insurance expense	471,427	473,963	482,963
Interest expense and other fees	7,992,185	6,177,015	5,315,325
Deferred offering costs	261,761	—	—
Other general and administrative expenses	415,822	474,625	389,738
Total Operating Expenses	$22,177,996	$19,257,764	$17,211,976
Waiver of Incentive Fees	—	(646,333)	(1,399,226)
Total expenses, net of fee waiver	22,177,996	18,611,431	15,812,750
Net Investment Income	$17,312,201	$16,547,128	$16,512,097
Net Realized Gain (loss) on Investments and Cash Equivalents	(13,089,671)	421,726	445,157
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	18,603,401	(9,204,717)	(6,489,990)
Benefit (provision) for taxes on net realized loss or net unrealized gain on investments at Taxable Subsidiaries	373,131	(93,601)	(288,122)
Net Increase in Net Assets Resulting from Operations	$23,199,062	$7,670,536	$10,179,142
Net Investment Income Per Share	$1.39	$1.33	$1.34
Net Increase in Net Assets Resulting from Operations Per Share	$1.86	$0.61	$0.83
Weighted Average Shares of Common Stock Outstanding	12,479,959	12,479,961	12,281,178
Distributions Per Share	$1.36	$1.36	$1.43

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Increase in Net Assets Resulting from Operations
Net investment income	$17,312,201	$16,547,128	$16,512,097
Net realized gain (loss) on investments and cash equivalents	(13,089,671)	421,726	445,157
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	18,603,401	(9,204,717)	(6,489,990)
Benefit (provision) for taxes on net realized loss or unrealized depreciation (appreciation) on investments at Taxable Subsidiaries	373,131	(93,601)	(288,122)
Net Increase in Net Assets Resulting from Operations	$23,199,062	$7,670,536	$10,179,142
Stockholder distributions from:
Net investment income	(16,968,350)	(16,547,158)	(16,029,081)
Net realized capital gains	—	(421,726)	(1,472,549)
Total Distributions	$(16,968,350)	$(16,968,884)	$(17,501,630)
Capital share transactions
Issuance of common stock	—	—	5,087,335
Reinvestments of stockholder distributions	—	—	398,505
Sales load	—	—	(75,510)
Offering costs	—	—	(29,904)
Partial Share Redemption	(31)	—	—
Net increase in net assets resulting from capital share transactions	$(31)	$—	$5,380,426
Total increase (decrease) in net assets	$6,230,681	$(9,298,348)	$(1,942,062)
Net assets at beginning of year/period	$164,651,104	$173,949,452	$175,891,514
Net assets at end of year/period (includes $435,794 and $779,643 and $779,643 of distributions in excess of net investment income, respectively)	$170,881,785	$164,651,104	$173,949,452

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$23,199,062	$7,670,536	$10,179,142
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(65,661,034)	(133,661,491)	(97,954,324)
Proceeds from sales and repayments of investments	55,949,177	93,289,529	54,870,360
Net change in unrealized appreciation (depreciation) on investments	(18,603,401)	9,204,717	6,490,090
Deferred tax provision (benefit)	(373,131)	93,601	288,122
Increase in investments due to PIK	(243,766)	(439,052)	(730,036)
Amortization of premium and accretion of discount, net	(1,128,511)	(1,034,240)	(686,985)
Amortization of loan structure fees	523,835	472,003	607,404
Amortization of deferred financing costs	326,190	210,064	90,614
Amortization of loan fees on SBIC debentures	184,783	204,980	37,117
Net realized loss (gain) on investments	13,089,341	(421,726)	(450,031)
Deferred offering costs	261,761	—	—
Changes in other assets and liabilities
Decrease (increase) in interest receivable	118,289	362,634	(368,753)
Decrease in receivable for affiliated transaction	—	—	43,450
(Increase) Decrease in accounts receivable	6,936	(6,988)	(696)
Decrease (increase) in prepaid expenses and fees	19,230	(56,166)	(7,962)
Increase in Management Fees payable	89,516	158,760	183,289
Decrease in directors’ fees payable	—	—	(96,000)
Increase (decrease) in incentive fees payable	745,315	(513,600)	64,614
Increase (decrease) in administrative services payable	(125,288)	(193,945)	328,519
Increase in interest payable	403,623	223,985	112,153
Increase (decrease) in unearned revenue	(16,921)	(120,526)	10,438
Increase (decrease) in other accrued expenses and liabilities	71,714	112,224	(179,426)
Net cash provided by (used in) operating activities	$8,836,720	$(24,444,701)	$(27,168,901)

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Cash flows from financing activities
Proceeds from notes issued	—	—	25,000,000
Proceeds from SBA Debentures	—	47,567,813	15,855,937
Financing costs paid on notes issued	—	—	(919,570)
Financing costs paid on Credit Facility	(50,000)	—	(795,628)
Financing costs paid on SBA Debentures	—	(325,000)	(325,000)
Proceeds from the issuance of common stock	—	—	5,116,985
Sales load for common stock issued	—	—	(75,510)
Offering costs paid for common stock issued	—	—	(116,150)
Stockholder distributions paid	(16,968,350)	(16,968,885)	(15,689,142)
Borrowings under credit facility	56,500,000	105,000,000	105,250,000
Repayments of credit facility	(50,000,000)	(102,000,000)	(108,750,000)
Repayments of short-term loan	—	—	(9,000,000)
Partial Share Redemption	(31)	—	—
Net cash provided by (used in) financing activities	$(10,518,381)	$33,273,928	$15,551,922
Net increase (decrease) in cash and cash equivalents	(1,681,661)	8,829,227	(11,616,979)
Cash and cash equivalents balance at beginning of year/period	10,875,790	2,046,563	13,663,542
Cash and cash equivalents balance at end of year/period	$9,194,129	$10,875,790	$2,046,563
Supplemental and non-cash financing activities
Non-cash purchase of investment through repayment of investment	$—	$4,251,032	$—
Fees paid on SBA Debentures through proceeds	$—	$1,182,187	$394,063
Shares issued pursuant to Dividend Reinvestment Plan	$—	$—	$398,505
Interest expense paid	$6,548,754	$5,010,984	$4,465,618

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2016

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,252,426	$5,277,059	3.09%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	399,550	0.23%
Total										5,627,426	5,676,609	3.32%
Apex Environmental Resources Holdings, LLC								Amsterdam, OH
Common Units	(4)	Equity						Environmental Industries	517 shares	517	525	0.00%
Preferred Units	(4)	Equity							517 shares	517,439	524,911	0.31%
Total										517,956	525,436	0.31%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,928,373	8,000,000	4.68%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Residual Claim From Term Loan	(4)(14)	Unsecured						Services: Consumer	$1,000,000	1,000,000	722,059	0.42%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,422,928	7,441,535	4.35%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	152,855	0.09%
Total										7,947,928	7,594,390	4.44%
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	9.03%		12/31/2020	Automotive	$101,911	100,207	101,911	0.06%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	9.03%		12/31/2020		$7,949,027	7,785,147	7,949,027	4.65%
CPP Holdings LLC Class A Common Units	(4)	Equity							149,828 shares	149,828	250,166	0.15%
Total										8,035,182	8,301,104	4.86%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(13)	First Lien	L+6.50%	1.00%	8.99%		7/16/2020	Education	$12,500,000	12,404,725	12,498,701	7.31%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,401,505	12,477,883	7.30%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,980,173	1,996,461	1.17%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,960,146	4,991,153	2.92%
CC Blocker 1, LLC Preferred Units	(4)(5)	Equity							38,893 units	557,143	671,462	0.39%
Total										19,898,967	20,136,959	11.78%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2016

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Doskocil Manufacturing Company, Inc.								Arlington, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+6.00%	1.00%	9.40%		11/10/2020	Consumer goods: non-durable	$8,750,000	$8,626,143	$8,750,000	5.12%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	11.50%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,876,203	9,000,000	5.27%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	478,950	0.28%
Total										9,126,203	9,478,950	5.55%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,271,406	18,348,093	10.74%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,655,274	2,631,558	1.54%
Total										19,926,680	20,979,651	12.28%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,517,953	11,582,173	6.78%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,631,895	9,686,708	5.67%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,659,024	0.97%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	16,758	0.01%
Total										22,467,254	22,944,663	13.43%
Energy Labs Inc.								Houston, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+7.00%	0.50%	11.03%		9/29/2021	Energy: Oil & Gas	$5,300,000	5,197,928	5,290,561	3.10%
Energy Labs Holding Corp. Common Stock	(4)	Equity							500 shares	500,000	500,000	0.29%
Total										5,697,928	5,790,561	3.39%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,331,184	3,287,412	3,331,184	1.95%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	77,414	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	1,985	0.00%
Total										3,408,099	3,410,583	2.00
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.00%		6/10/2021	Consumer goods: non-durable	$9,875,000	9,695,423	9,809,056	5.74%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	2/3/2021		$122,823	122,823	122,823	0.07%
Sun Furniture Factory, LP Common Stock	(4)	Equity							13,445 shares	94,569	170,404	0.10%
Total										9,912,815	10,102,283	5.91%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2016

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Services: Education	$5,000,000	$4,920,321	$5,000,000	2.93%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)(4)(6) (7)(8)	First Lien	L+12.00%	1.00%	11.00%	2.00%	3/14/2017	Energy: Oil & Gas	$1,624,250	1,622,130	864,101	0.51%
Good Source Solutions, Inc.								Carlsbad, CA
Term Loan	(13)	First Lien	L+7.25%	0.50%	11.38%		7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,325,011	1,346,203	0.79%
Term Loan (SBIC)	(2)(13)	First Lien	L+7.25%	0.50%	11.38%		7/15/2021		$1,200,000	1,177,788	1,196,625	0.70%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity							159 shares	159,375	136,633	0.08%
Good Source Holdings, LLC Class B Common Units	(4)	Equity							4,482 shares	0	0	0.00%
Total										2,662,174	2,679,461	1.57%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,812,500	4,787,801	4,693,463	2.75%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,924,736	3,535,591	2.07%
Total										8,712,537	8,229,054	4.82%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,286,790	7,211,543	7,286,790	4.26%
Dream II Holdings, LLC Class A Common Units	(4)	Equity							250,000 units	242,304	145,030	0.08%
Total										7,453,847	7,431,820	4.34%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,661,202	5,832,000	3.41%
HUF Worldwide, LLC								Los Angeles, CA
Revolver	(9)(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019	Retail	$375,000	375,000	375,000	0.22%
Term Loan	(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019		$3,651,709	3,603,959	3,651,709	2.14%
Term Loan (SBIC)	(2)(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019		$6,138,648	6,063,652	6,138,648	3.59%
HUF Holdings, LLC Common Class A Units	(4)	Equity							616,892 units	624,427	624,427	0.37%
Total										10,667,038	10,789,784	6.32%
Keais Records Service, LLC								Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	11.50%		6/30/2022	Services: Business	$7,750,000	7,620,000	7,620,000	4.46%
Keais Holdings, LLC Class A Units	(4)	Equity							148,335 units	775,000	775,000	0.45%
Total										8,395,000	8,395,000	4.91%
KidKraft, Inc.								Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	3/30/2022	Consumer Goods: Durable	$9,222,874	9,044,671	9,044,671	5.29%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+8.25%	1.25%	9.50%		4/18/2020	Transportation: Cargo	$6,841,739	6,765,448	6,692,648	3.92%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2016

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	8.76%		11/30/2021	Media: Broadcasting & Subscription	$5,000,000	$4,950,667	$4,950,667	2.90%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity							5,000 shares	50,000	50,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity							4,500 shares	450,000	450,000	0.26%
Total										5,450,667	5,450,667	3.19%
Mobileum, Inc.								Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	11.25%		5/1/2022	Software	$9,000,000	8,823,965	8,823,965	5.16%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity							750 units	750,000	750,000	0.44%
Total										9,573,965	9,573,965	5.60%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$6,468,196	6,395,759	6,403,563	3.75%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$8,687,486	8,589,400	8,600,676	5.03%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,309,492	0.77%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	270,648	0.16%
Total										16,191,841	16,584,379	9.71%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Finance	$575,000	564,899	575,000	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$9,750,000	9,578,720	9,750,000	5.71%
MTC Parent, L.P. Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	1,433,281	0.84%
Total										10,893,619	11,758,281	6.89%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	3,979,529	3,992,337	2.34%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,001	68,182	0.04%
Total										4,029,530	4,060,519	2.38%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(15)	First Lien	L+8.00%		8.77%		9/30/2018	Retail	$400,000	400,000	400,000	0.23%
Term A Loan	(11)(12)	First Lien	L+8.00%		8.77%		9/30/2018		$1,502,736	1,502,736	1,502,736	0.88%
Term B Loan	(6)(11)(12)	First Lien	L+10.75%		9.77%	1.75%	9/30/2018		$6,403,267	6,403,267	6,403,267	3.75%
Total										8,306,003	8,306,003	4.86
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,455,863	8,415,000	4.92%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	First Lien	L+9.50	1.00%	10.50%		9/18/2022	High Tech Industries	$10,000,000	9,825,536	9,550,000	5.59%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2016

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	$19,791,938	$19,618,086	11.48%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,012,266	0.59%
Total										20,954,482	20,630,352	12.07%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,387,916	6,362,834	6,374,800	3.73%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,245,241	7,179,977	7,206,517	4.22%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	738,067	0.43%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	82,007	0.05%
Total										7,804,830	8,026,591	4.70%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		7/26/2022	Services: Business	$15,000,000	14,705,967	15,000,000	8.78%
Atmosphere Aggregator Holdings II, LP Common Units	(4)	Equity							254,250 units	254,250	630,373	0.37%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	1,859,506	1.09%
Total										15,710,217	17,489,879	10.24%
360 Holdings III Corp								Irvine, CA
Term Loan	(3)	First Lien	L+9.00%	1.00%	10.00%		10/1/2021	Consumer goods: non-durable	$3,950,000	3,811,652	3,950,000	2.31%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,970,522	4,962,649	2.90%
TFH Reliability, LLC								Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.75%	0.50%	11.75%		4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,759,983	5,759,983	3.37%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity							250,000 shares	250,000	250,000	0.15%
Total										6,009,983	6,009,983	3.52%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+11.75%	1.00%	12.75%		6/8/2020	Finance	$4,500,000	4,466,518	4,500,000	2.63%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	469,751	0.27%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,587	0.01%
Total										4,916,518	4,979,338	2.91%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,485,347	2,495,701	1.46%
Vision Media Management & Fulfillment, LLC								Valencia, CA
Term Loan (SBIC)	(2)(13)	First Lien	L+8.50%	1.00%	10.22%		1/27/2021	Media: Broadcasting & Subscription	$1,613,517	1,584,016	1,613,517	0.94%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2016

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(3)	Unsecured	L+10.00%	1.00%	11.00%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	$1,232,489	$1,250,000	0.73%
WCI Holdings LLC Class A Preferred Units	(4)	Equity							56 units	55,550	58,579	0.03%
WCI Holdings LLC Class B Common Units	(4)	Equity							3,044 units	3,044	3,210	0.00%
Total										1,291,083	1,311,789	0.76%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,908,696	3,941,705	2.31%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	5,000	5,406	0.00%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	245,000	264,879	0.16%
Total										4,158,696	4,211,990	2.47%
Total Non-controlled, non-affiliated investments										362,217,251	365,625,891	214%
Net Investments										362,217,251	365,625,891	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS											(194,744,106)	(85.52)%
NET ASSETS											$170,881,785	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled nonaffiliated investments and cash and cash equivalents, but exclude $3,457,351 of cash and cash equivalents and $100,252,693 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for discussion.
(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 85% of the Company’s total assets.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.
(7)	Investment has been on non-accrual since December 1, 2016.
(8)	Investment is in payment default.
(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $875,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six month LIBOR) or an alternate base rate (which can include the

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2016

Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.
(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	In the fourth quarter of 2016 Binder, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s cost has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time we do not expect to receive any additional repayment other than what the court has awarded.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$4,507,500	$4,434,107	$4,359,514	2.65%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	343,266	0.21%
Total										4,809,107	4,702,780	2.86%
PE II Apex Environmental, LLC								Amsterdam, OH
Term Loan	(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020	Environmental Industries	$750,000	735,578	735,578	0.45%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.50%	0.50%	10.00%		10/30/2020		$9,750,000	9,562,517	9,562,517	5.81%
Apex Environmental Resources Holdings, LLC Common Units	(4)	Equity							295 shares	295	295	0.00%
Apex Environmental Resources Holdings, LLC Preferred Units	(4)	Equity							295 shares	295,017	295,017	0.18%
Total										10,593,407	10,593,407	6.44%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,901,427	8,000,000	4.86%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Debtor-In-Possession Loan	(15)	First Lien	12.00%		12.00%		3/31/2016	Services: Consumer	$4,500,000	4,472,680	4,472,680	2.72%
Term Loan	(4)(6)(7)	Unsecured	17.00%		15.00%	2.00%	2/27/2016		$13,200,354	13,200,354	4,668,833	2.84%
Total										17,673,034	9,141,513	5.56%
Blackhawk Mining, LLC								Lexington, KY
Term Loan		First Lien	13.50%		13.50%		10/28/2020	Metals & Mining	$4,474,770	4,258,720	4,186,037	2.54%
Blackhawk Mining, LLC Class B Units	(4)	Equity							36 units	214,286	332,851	0.20%
Total										4,473,006	4,518,888	2.74%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,396,534	7,315,485	4.44%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	261,982	0.16%
Total										7,921,534	7,577,467	4.60%
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(14)	First Lien	L+8.50%	0.50%	9.11%		12/31/2020	Services: Automotive	$125,000	122,500	122,500	0.07%
Term Loan (SBIC)	(2)(14)	First Lien	L+8.50%	0.50%	9.11%		12/31/2020		$9,750,000	9,555,000	9,555,000	5.80%
CPP Holdings LLC Common Shares, Class A	(4)	Equity							149,828 shares	149,828	149,828	0.09%
Total										9,827,328	9,827,328	5.96%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(3)(14)(16)	First Lien	L+6.50%	1.00%	9.08%		7/16/2020	Education	$12,500,000	12,383,339	12,081,063	7.34%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	$12,341,796	$12,167,408	7.39%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,968,212	1,946,785	1.18%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,935,988	4,866,963	2.96%
Colford Capital Holding, LLC Preferred Units	(4)(5)	Equity							35,945 units	557,143	637,114	0.39%
Total										19,803,139	19,618,270	11.92%
Doskocil Manufacturing Company, Inc. (Petmate)								Arlington, TX
Term Loan (SBIC)	(2)(3)(16)	First Lien	L+6.00%	1.00%	9.50%		11/10/2020	Consumer goods: non-durable	$8,750,000	8,600,852	8,600,852	5.22%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(14)	Second Lien	L+10.50%	0.50%	11.11%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,853,102	8,658,005	5.26%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	334,846	0.20%
Total										9,103,102	8,992,851	5.46%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,199,005	17,924,038	10.89%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,674,649	2,795,034	1.70%
Total										19,873,654	20,719,072	12.59%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,484,965	11,336,359	6.89%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,604,846	9,481,122	5.76%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	540,667	0.33%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	5,461	0.00%
Total										22,407,217	21,363,609	12.98%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,465,000	3,407,044	3,348,424	2.03%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	83,596	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,020	2,144	0.00%
Total										3,527,734	3,434,164	2.08
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Services: Business	$5,000,000	4,909,192	4,760,844	2.89%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)	First Lien	L+10.00%	1.00%	11.00%		3/14/2017	Energy: Oil & Gas	$1,741,917	1,726,895	1,467,388	0.89%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,862,500	$4,816,445	$4,764,126	2.89%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,885,629	3,838,742	2.33%
Total										8,702,074	8,602,868	5.22%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,443,750	7,350,520	7,130,895	4.33%
Dream II Holdings, LLC Class A Units	(4)	Equity							250,000 units	242,304	259,346	0.16%
Total										7,592,824	7,390,241	4.49%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,644,181	6,581,989	4.00%
HUF Worldwide, LLC	(9)							Los Angeles, CA
								Retail
Term Loan	(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019		$4,838,524	4,760,081	4,785,640	2.91%
Term Loan (SBIC)	(2)(3)	First Lien	L+9.00%	0.50%	9.50%		10/22/2019		$8,133,726	8,004,462	8,044,826	4.89%
HUF Holdings, LLC Common Class A Units	(4)	Equity							556,948 units	556,090	384,110	0.23%
Total										13,320,633	13,214,576	8.03%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+7.75%	1.25%	9.00%		4/18/2020	Transportation: Cargo	$6,841,739	6,746,827	5,660,744	3.44%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$7,702,069	7,584,195	7,464,720	4.53%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$9,684,225	9,540,113	9,385,794	5.70%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,095,986	0.67%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	206,682	0.13%
Total										18,330,990	18,153,182	11.03%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Services: Finance	$575,000	563,602	563,602	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$9,750,000	9,556,727	9,556,727	5.80%
MTC Parent, LP Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	750,000	0.46%
Total										10,870,329	10,870,329	6.60%
NetMotion Wireless, Inc., et al								Milpitas, CA
Term Loan	(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020	Services: Business	$9,000,000	8,842,425	8,755,915	5.32%
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		8/19/2020		$1,000,000	982,492	972,879	0.59%
Endpoint Security Holdings, LLC	(6)	Unsecured	15.00%			15.00%	10/3/2016		$105,501	103,885	103,391	0.06%
Endpoint Security Holdings, LLC Class A Common Stock	(4)	Equity							9,174 shares	293,103	281,233	0.17%
Endpoint Security Holdings, LLC Class B Common Stock	(4)	Equity							9,174 shares	706,897	678,268	0.41%
Total										10,928,802	10,791,686	6.55%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	$3,966,918	$3,913,652	2.38%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,000	49,253	0.03%
Total										4,016,918	3,962,905	2.41%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(11)	First Lien	L+7.50%		7.92%		9/30/2018	Retail	$400,000	400,000	398,270	0.24%
Term A Loan	(11)	First Lien	L+7.50%		7.92%		9/30/2018		$2,159,427	2,159,427	2,150,087	1.31%
Term B Loan	(6)(11)	First Lien	L+10.25%		8.92%	1.75%	9/30/2018		$6,342,590	6,342,590	6,314,455	3.84%
Total										8,902,017	8,862,812	5.39
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,447,929	6,769,899	4.11%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	Services: Business	$10,000,000	9,804,834	9,595,431	5.83%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,708,633	19,647,860	11.93%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,035,784	0.63%
Total										20,871,177	20,683,644	12.56%
Software Paradigms International Group, LLC								Atlanta, GA
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		5/22/2020	Retail	$7,175,141	7,063,528	6,966,429	4.23%
Term Loan	(3)(12)	Delay Draw	L+8.00%	1.00%	9.00%		5/22/2020		$2,417,454	2,383,713	2,347,134	1.43%
Total										9,447,241	9,313,563	5.66%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,939,068	6,881,287	6,839,308	4.15%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,153,893	7,067,346	6,973,349	4.24%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	646,194	0.39%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	71,799	0.04%
Total										7,692,199	7,691,342	4.67%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		12/30/2021	Services: Business	$11,250,000	10,994,047	10,736,692	6.52%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	946,969	0.58%
Total										11,744,047	11,683,661	7.10%
360 Holdings III Corp								Irvine, CA
Term Loan	(13)	First Lien	P+8.00%	2.00%	11.50%		10/1/2021	Consumer goods: non-durable	$3,990,000	3,830,000	3,830,000	2.33%
T2 Systems, Inc.								Indianapolis, IN
Term Loan	(3)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$4,808,514	4,739,046	4,715,703	2.86%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)
December 31, 2015

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
T2 Systems Canada, Inc.								Burnaby, British Columbia
Term Loan	(3)(5)(8)	First Lien	L+9.50%	1.00%	10.50%		1/31/2019	Transportation & Logistics	$2,691,486	$2,664,358	$2,639,536	1.60%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,964,227	4,376,218	2.66%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+10.50%	1.00%	11.50%		6/8/2020	Finance	$4,500,000	4,458,997	4,375,121	2.66%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	464,075	0.28%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,471	0.01%
Total										4,908,997	4,848,667	2.95%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,481,388	2,455,931	1.49%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,896,167	3,821,362	2.32%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	245,000	257,352	0.16%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	5,000	5,252	0.00%
Total										4,146,167	4,083,966	2.48%
Total Non-controlled, non-affiliated investments										364,212,459	349,017,697	212.00%
Net Investments										364,212,459	349,017,697	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS											(184,366,593)	(85.52)%
NET ASSETS											$164,651,104	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled nonaffiliated investments and cash, but exclude $3,012,259 of cash and $95,531,697 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for discussion.
(3)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 83% of the Company’s total assets.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Investment has been on non-accrual status since January 1, 2014. The coupon rate on this investment includes 2% default interest.
(8)	Digital Payment Technologies Corp. amended its name to T2 Systems Canada, Inc. and is the Canadian co-borrower of the term loan of T2 Systems, Inc.
(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,250,000, with an interest rate of LIBOR plus 9.00% (0.50% LIBOR floor) and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,600,000, with an interest rate of LIBOR plus 7.50% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.
(12)	Excluded from the investment is an undrawn commitment in an amount not to exceed $407,405, an interest rate of LIBOR Plus 8.00% and a maturity of May 22, 2020.
(13)	This loan has a Prime floor of 2.00% which is lower than the current applicable Prime rate.
(14)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(15)	The coupon rate on this investment includes 2% default interest.
(16)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company’s investment activities are managed by our investment adviser Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2016, the SBIC subsidiary had $32.5 million of regulatory capital, as such term

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

is defined by the SBA, and has received commitments from the SBA of $65 million. As of both December 31, 2016 and December 31, 2015, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures outstanding.

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

Cash and Cash Equivalents

At December 31, 2016, cash balances totaling $3,589,409 exceeded FDIC insurance protection levels of $250,000 by $3,339,409, subjecting the Company to risk related to the uninsured balance. In addition, at December 31, 2016, the Company held $5,604,720 in cash equivalents that were insured by the FDIC. All of the Company’s cash and cash equivalents are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see footnote 11). On December 31, 2016 and December 31, 2015, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

Investments

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by the board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Investments purchased within 90 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. For loans and debt securities with contractual payment-in-kind (“PIK” interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or disposition and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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
December 31, 2016

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company incurred an excise tax expense for the year ended December 31, 2016 of $22,663 and $0 for the years ended December 31, 2015 and 2014.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax provision in the applicable period.

As of December 31, 2016 and December 31, 2015, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any such expenses for the year ended December 31, 2016 were de minimis.

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
December 31, 2016

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

For the years ended December 31, 2016, 2015 and 2014, the Company recorded deferred income tax benefit (expense) of $373,131, $(93,601) and $(288,122), respectively, related to the Taxable Subsidiaries. In addition, as of December 31, 2016 and December 31, 2015, the Company had a deferred tax liability of $8,593 and $381,723, respectively. See Note 13, Income Taxes, for a schedule of the deferred tax asset, valuation allowance reducing the deferred tax asset and the deferred tax liability.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. While the Company is currently assessing the impact of the guidance we do not expect the impact of this new standard on our consolidated financial statements to be material.

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

On April 8, 2015 the FASB issued ASU No. 2015-03 — Simplifying the Presentation of Debt Issuance Costs was effective for the quarter ended March 31, 2016. The new guidance requires that debt issuance costs related to a recognized debt liability be presented as a deduction from the debt liability rather than as an asset. Accordingly, the Company has adopted the guidance as of January 1, 2016. Certain reclassifications have been

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

made to prior period line items on the Company’s Consolidated Statement of Assets and Liabilities as the new guidance requires retrospective application.

In November 2015, the FASB issued ASU 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The Company believes that this guidance will not have an impact on its consolidated financial statements. In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The update is effective for annual periods beginning after December 31, 2017, and interim periods within those annual periods. While the Company is currently assessing the impact of the guidance we do not expect the impact of this new standard on our consolidated financial statements to be material.

Additionally, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While the Company is currently assessing the impact of the guidance we do not expect the impact of this new standard on our consolidated financial statements to be material.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with Stellus Capital. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital a base annual fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an annual incentive fee.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded an expense for base management fees of $6,281,863, $5,841,267, and $5,202,990, respectively. As of December 31, 2016 and December 31, 2015, respectively, $1,608,295 and $1,518,779 were payable to Stellus Capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred $4,275,436, $3,975,198 and $3,428,357, respectively, of Investment Income Incentive Fees. As of December 31, 2016 and 2015, $1,353,271 and $607,956, respectively, of such incentive fees were payable to the Advisor, of which $1,162,714 and $401,573, respectively, were currently payable (as explained below). As of December 31, 2016 and December 31, 2015, $190,557 and $206,383, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

While under no obligation to do so, the Advisor waived incentive fees of $646,333 and $1,399,226 for the years ended December 31, 2015 and December 31, 2014 to the extent required to support an annualized dividend yield of 9.0% based on the price per share of our common stock in connection with the Offering. Such waiver in no way implies that the Advisor will waive incentive fees in any future period. The Advisor did not waive incentive fees during the year ended December 31, 2016.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid Capital Gains Incentive Fees is subtracted from such Capital Gains Incentive Fee calculated.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2016 and 2015, the Company incurred no Capital Gains Incentive Fee. For the year ended December 31, 2014, the Company incurred $(305,467) of incentive fees related to the Capital Gains Incentive Fee. As of December 31, 2016 and December 31, 2015, no Capital Gains Incentive Fees were payable to the Advisor, subject to the limitations set forth below.

The following tables summarize the components of the incentive fees discussed above:

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Investment Income Incentive Fee Incurred	$4,275,436	$3,975,198	$3,428,357
Capital Gains Incentive Fee Incurred	—	—	$(305,467)
Incentive Fee Expense	$4,275,436	$3,975,198	$3,122,890
Investment Income Incentive Fee Waived	—	(646,333)	(1,399,226)
Net Incentive Fee Expense	$4,275,436	$3,328,865	$1,723,664

	December 31, 2016	December 31, 2015
Investment Income Incentive Fee Currently Payable	$1,162,714	$401,573
Investment Income Incentive Fee Deferred	190,557	206,383
Incentive Fee Payable	$1,353,271	$607,956

Director Fees

For the years ended December 31, 2016, 2015 and 2014, the Company recorded an expense relating to director fees of $324,000, $333,000, and $373,000, respectively. As of December 31, 2016 and 2015, the Company owed its independent directors no unpaid director fees.

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
December 31, 2016

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

For the year ended December 31, 2016, 2015 and 2014, the Company recorded expenses of $922,531, $744,657, and $647,429, respectively, related to the administration agreement. As of December 31, 2016 and December 31, 2015, $232,169 and $195,221, respectively, remained payable to Stellus Capital relating to the administration agreement.

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
December 31, 2016

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

Date Declared	Record Date	Payment Date	Per Share
Fiscal 2012
December 7, 2012	December 21, 2012	December 27, 2012	$0.1812
Fiscal 2013
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 7, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 22, 2013	December 9, 2013	December 23, 2013	$0.3400
Fiscal 2014
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 7, 2014	July 31, 2014	August 15, 2014	$0.1133
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
Fiscal 2015
January 22, 2015	February 2, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 8, 2015	July 31, 2015	August 14, 2015	$0.1133
July 8, 2015	August 31, 2015	September 15, 2015	$0.1133
July 8, 2015	September 20, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 3 — DISTRIBUTIONS  – (continued)

Date Declared	Record Date	Payment Date	Per Share
Fiscal 2016
January 13, 2016	January 29, 2016	February 15, 2016	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133
April 15, 2016	April 29, 2016	May 13, 2016	$0.1133
April 15, 2016	May 31, 2016	June 15, 2016	$0.1133
April 15, 2016	June 30, 2016	July 15, 2016	$0.1133
July 7, 2016	July 29, 2016	August 15, 2016	$0.1133
July 7, 2016	August 31, 2016	September 15, 2016	$0.1133
July 7, 2016	September 30, 2016	October 14, 2016	$0.1133
October 7, 2016	October 31, 2016	November 15, 2016	$0.1133
October 7, 2016	November 30, 2016	December 15, 2016	$0.1133
October 7, 2016	December 30, 2016	January 13, 2017	$0.1133
Total			$5.6850

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’ common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividen reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No new shares were issued in connection with the distributions made during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company issued 29,573 shares of common stock in connection with the stockholder distribution reinvestment plan.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

On June 5, 2014, we established an at-the-market program through which we may sell, from time to time and at our sole discretion $50 million of our common stock. There were no shares issued during the years ended December 31, 2016 and 2015 under the at-the-market program. The proceeds raised, the related underwriting fees, the offering expenses and the price at which these shares were issued from the period of June 5, 2014 through December 31, 2014 are as follows:

Issuance of Common Stock	Number of Shares	Gross Proceeds	Sales Load	Offering Expenses	Offering Price
Quarter ended June 30, 2014	230,242	$3,334,474	$50,017	$17,467	$14.48
Quarter ended September 30, 2014	121,123	1,752,861	25,943	12,437	$14.47
Quarter ended December 31, 2014	—	—	—	—	—
Total	351,365	$5,087,335	$75,960	$29,904

The Company issued no shares of common stock during the years ended December 31, 2016 and 2015 in connection with the stockholder distribution reinvestment plan.

The Company issued 29,573 shares of common stock during the year ended December 31, 2014 in connection with the stockholder distribution reinvestment plan.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES  – (continued)

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

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2016, 2015 and 2014.

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Net increase in net assets resulting from operations	$23,199,062	$7,670,536	$10,179,142
Average common shares	12,479,959	12,479,961	12,281,178
Basic and diluted earnings per common share	$1.86	$0.61	$0.83

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
December 31, 2016

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

At December 31, 2016, the Company had investments in 45 portfolio companies. The total cost and fair value of the investments were $362,217,251 and $365,625,891 respectively. The composition of our investments as of December 31, 2016 is as follows:

	Cost	Fair Value
Senior Secured – First Lien	$113,264,200	$113,482,205
Senior Secured – Second Lien	163,112,172	162,486,388
Unsecured Debt	70,919,986	70,725,412
Equity	14,920,893	18,931,886
Total Investments	$362,217,251	$365,625,891

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2016 and December 31, 2015, the Company had two and three such investments with aggregate unfunded commitments of $1,875,000 and $3,257,405, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$113,482,205	$113,482,205
Senior Secured – Second Lien	—	17,965,000	144,521,388	162,486,388
Unsecured Debt	—	—	70,725,412	70,725,412
Equity	—	—	18,931,886	18,931,886
Total Investments	$—	$17,965,000	$347,660,891	$365,625,891

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$131,908,961	$131,908,961
Senior Secured – Second Lien	—	—	131,972,581	131,972,581
Unsecured Debt	—	—	72,212,282	72,212,282
Equity	—	—	12,923,873	12,923,873
Total Investments	$—	$—	$349,017,697	$349,017,697

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2016 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Purchases of investments	25,009,310	35,664,883	1,354,073	3,632,768	65,661,034
Payment-in-kind interest	112,952	22,874	107,940	—	243,766
Sales and Redemptions	(44,947,647)	(9,850,061)	(122,094)	(1,019,375)	(55,939,177)
Net Realized Losses	(674,702)	—	(12,200,353)	(214,286)	(13,089,341)
Change in unrealized depreciation included in earnings	1,653,933	2,684,245	9,085,283	3,608,906	17,032,367
Amortization of premium and accretion of discount, net	419,398	392,196	288,281	—	1,099,875
Transfer to Level 2	—	(16,365,330)	—	—	(16,365,330)
Fair value at end of period	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2016	$1,399,408	$2,588,122	$9,084,789	$3,686,972	$16,759,291

During the year ended December 31, 2016, there were two transfers from Level 3 to Level 2 as additional broker quotes became available. During the year ended December 31, 2015, there was one transfer from Level 2 to Level 3 as additional valuation methods were considered when determining the fair value of this investment.

Transfers are reflected at the value of the securities at the beginning of the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2015 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$75,529,963	$93,184,398	$129,276,255	$9,602,318	$307,592,934
Purchases of investments	69,339,674	58,891,000	5,028,391	4,653,457	137,912,522
Payment-in-kind interest	119,516	—	319,536	—	439,052
Sales and Redemptions	(12,893,129)	(24,713,777)	(59,935,102)	(8,552)	(97,550,560)
Realized Gains	137,793	—	283,933	—	421,726
Change in unrealized depreciation included in earnings	(776,936)	(4,084,525)	(3,019,906)	(1,323,350)	(9,204,717)
Amortization of premium and accretion of discount, net	452,080	322,985	259,175	—	1,034,240
Transfer from Level 2	—	8,372,500	—	—	8,372,500
Fair value at end of period	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2015	$(771,909)	$(4,432,180)	$(3,415,546)	$(1,323,350)	$(9,942,985)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2016:

	Cost	Fair Value	% of Total Investments
Texas	$74,433,626	$73,576,277	20.13%
New York	36,651,725	36,479,999	9.98%
Colorado	27,855,053	28,979,651	7.93%
California	28,298,845	28,606,727	7.82%
Massachusetts	22,467,254	22,944,663	6.28%
Georgia	20,626,735	22,469,217	6.15%
New Jersey	20,710,728	20,804,704	5.69%
Illinois	17,554,821	17,590,281	4.81%
Alabama	16,191,841	16,584,379	4.54%
Missouri	14,096,725	14,441,599	3.95%
Tennessee	12,310,883	12,045,701	3.29%
Arkansas	9,912,815	10,102,283	2.76%
Pennsylvania	8,035,182	8,301,104	2.27%
Puerto Rico	8,712,537	8,229,054	2.25%
Florida	7,453,847	7,431,820	2.03%
Canada	6,765,448	6,692,648	1.83%
Minnesota	6,362,834	6,374,800	1.74%
New York	5,450,667	5,450,667	1.49%
North Carolina	4,920,321	5,000,000	1.37%
Washington	4,158,696	4,211,990	1.15%
Virginia	4,029,530	4,060,519	1.11%
Arizona	3,408,099	3,410,583	0.93%
Utah	1,291,083	1,311,789	0.36%
Ohio	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2015:

	Cost	Fair Value	% of Total Investments
New York	$53,089,906	$44,028,592	12.62%
Texas	44,455,960	42,224,563	12.10%
Colorado	27,775,081	28,719,072	8.23%
California	28,079,435	27,836,262	7.97%
Georgia	26,100,285	25,845,891	7.41%
Massachusetts	22,407,217	21,363,609	6.12%
New Jersey	21,285,356	20,943,875	6.00%
Alabama	18,330,990	18,153,182	5.20%
Illinois	17,514,510	17,452,318	5.00%
Missouri	14,067,329	13,369,069	3.83%
Tennessee	12,286,222	12,051,362	3.45%
Ohio	10,593,407	10,593,407	3.04%
Pennsylvania	9,827,328	9,827,328	2.82%
Puerto Rico	8,702,074	8,602,868	2.46%
Canada	9,411,185	8,300,280	2.38%
Florida	7,592,824	7,390,241	2.12%
Minnesota	6,881,287	6,839,308	1.96%
North Carolina	4,909,192	4,760,844	1.36%
Indiana	4,739,046	4,715,703	1.35%
Kentucky	4,473,006	4,518,888	1.29%
Washington	4,146,167	4,083,966	1.17%
Virginia	4,016,918	3,962,905	1.14%
Arizona	3,527,734	3,434,164	0.98%
	$364,212,459	$349,017,697	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

	Cost	Fair Value	% of Total Investments
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.05%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Chemicals, Plastics, & Rubber	20,763,612	21,165,542	5.79%
Consumer Goods: Durable	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Consumer goods: non-durable	12,437,795	12,700,000	3.47%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	Cost	Fair Value	% of Total Investments
Beverage, Food, & Tobacco	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2015:

	Cost	Fair Value	% of Total Investments
Finance	$56,453,642	$56,020,910	16.05%
Services: Business	37,386,875	36,831,622	10.56%
Healthcare & Pharmaceuticals	35,457,015	36,161,248	10.36%
Retail	31,669,891	31,390,951	8.99%
Media: Broadcasting & Subscription	30,987,416	30,220,742	8.66%
Software	26,553,384	25,447,575	7.29%
Services: Consumer	25,265,858	16,531,754	4.74%
Telecommunications	16,369,463	14,347,366	4.11%
Chemicals, Plastics, & Rubber	13,912,209	13,695,631	3.92%
Consumer goods: non-durable	12,430,852	12,430,852	3.56%
Education	12,383,339	12,081,063	3.46%
Environmental Industries	10,593,407	10,593,407	3.04%
Automotive	9,827,328	9,827,328	2.82%
Beverage, Food, & Tobacco	7,901,427	8,000,000	2.29%
Transportation & Logistics	7,403,404	7,355,239	2.11%
High Tech Industries	6,644,181	6,581,989	1.89%
Transportation: Cargo	6,746,827	5,660,744	1.62%
Metals & Mining	4,473,006	4,518,888	1.29%
Services: Government	4,016,918	3,962,905	1.14%
Hotel, Gaming, & Leisure	3,527,734	3,434,164	0.98%
Construction & Building	2,481,388	2,455,931	0.70%
Energy: Oil & Gas	1,726,895	1,467,388	0.42%
	$364,212,459	$349,017,697	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description:	Fair Value	Valuation Technique		Unobservable Inputs	Range (Average)(1)
First lien debt	$113,482,205	Income/Market(2) approach		HY credit spreads, Risk free rates Market multiples	-2.01% to 0.69% (-0.66%) -0.21% to 0.83% (0.16%) 7x to 14x (10x)(4)
Second lien debt	$144,521,388	Income/Market(2) approach		HY credit spreads, Risk free rates Market multiples	-7.34% to 6.67% (0.00%) -0.60% to 0.79% (0.00%) 5x to 19x (11x)(4)
Unsecured debt	$70,725,412	Income/Market approach	(2)	HY credit spreads, Risk free rates Market multiples	-0.91% to 0.03% (-0.36%) -0.36% to 0.95% (0.10%) 7x to 13x (10x)(4)
Equity investments	$18,931,886	Market approach	(5)	Underwriting multiple/ EBITDA Multiple	1x to 13x (9x)
Total Long Term Level 3 Investments	$347,660,891

(1)	Weighted average based on fair value as of December 31, 2016.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.01% (201 basis points) to 0.69% (69 basis points). The average of all changes was -0.66%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description:	Fair Value	Valuation Technique		Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$131,908,961	Income/Market(2) approach		HY credit spreads, Risk free rates Market multiples	0.00% to 2.83% (0.97%) -0.37% to 0.89% (-0.12%) 5x to 28x (11x)(4)
Second lien debt	$131,972,581	Income/Market(2) approach		HY credit spreads, Risk free rates Market multiples	-4.48% to 5.01% (0.82%) -0.71% to 0.17% (-0.22%) 7x to 14x (10x)(4)
Unsecured debt	$72,212,282	Income/Market approach	(2)	HY credit spreads, Risk free rates Market multiples	-3.86% to 0.74% (-0.25%) -0.46% to 0.36% (-0.10%) 9x to 12x (10x)(4)
Equity investments	$12,923,873	Market approach	(5)	Underwriting multiple/EBITDA Multiple	1x to 13x (7x)
Total Long Term Level 3 Investments	$349,017,697

(1)	Weighted average based on fair value as of December 31, 2015.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from 0.00% (0 basis points) to 2.83% (283 basis points). The average of all changes was 0.97%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 7 — COMMITMENTS AND CONTINGENCIES  – (continued)

As of December 31, 2016, the Company had $1,875,000 of unfunded commitments to provide debt financing to two of our portfolio companies. As of December 31, 2015 the Company had $3,257,405 of unfunded commitments to provide debt financing to three of our portfolio companies.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period from Inception (May 18, 2012) through December 31, 2012
Per Share Data:(1)
Net asset value at beginning of year/period	$13.19	$13.94	$14.54	$14.45	$15.00
Net investment income	1.39	1.33	1.34	1.33	0.11
Change in unrealized appreciation (depreciation)	1.49	(0.74)	(0.53)	0.03	(0.01)
Realized gain (loss)	(1.05)	0.03	0.04	0.09	—
Benefit (Provision) for taxes on unrealized appreciation	0.03	(0.01)	(0.02)	—	—
Total from investment operations	1.86	0.61	0.83	1.45	0.10
Issuance of common shares	—	—	—	—	0.01
Reinvestments of stockholder distributions(2)	—	—	—	—	(0.41)
Sales Load	—	—	(0.01)	—	(0.07)
Stockholder distributions from:
Net investment income	(1.36)	(1.33)	(1.31)	(1.36)	(0.18)
Net realized capital gains	—	(0.03)	(0.12)	—	—
Other(3)	—	—	0.01	—	—
Net asset value at the end of year/period	$13.69	$13.19	$13.94	$14.54	$14.45
Per share market value at end of year/period	$12.06	$9.64	$11.78	$14.95	$16.38
Total return based on market value(4)	42.83%	(7.76)%	(13.09)%	0.42%	10.48%
Weighted average shares outstanding at the end of period	12,479,959	12,479,961	12,281,178	12,059,293	12,035,023
Ratio/Supplemental Data:
Net assets at the end of year/period	$170,881,785	$164,651,104	$173,949,452	$175,891,514	$173,845,955
Weighted average net assets	$165,189,142	$173,453,813	$176,458,141	$175,398,660	$173,845,955
Annualized ratio of gross operating expenses to net assets(7)(8)	13.20%	11.16%	9.92%	8.65%	5.49%
Annualized ratio of net operating expenses to net assets(7)(8)	13.20%	10.78%	9.12%	7.63%	5.50%
Annualized ratio of interest expense and other fees to net assets	4.84%	3.56%	3.01%	1.78%	0.26%
Annualized ratio of net investment income before fee waiver to net assets(7)	10.71%	9.11%	8.40%	8.11%	4.99%
Annualized ratio of net investment income to net assets(7)	10.71%	9.49%	9.19%	9.13%	4.99%
Portfolio Turnover(5)	16%	29%	19%	41%	35%
Notes Payable	25,000,000	25,000,000	25,000,000	110,000,000	38,000,000
Credit Facility Payable	116,000,000	109,500,000	106,500,000	9,000,000	45,000,943
SBA Debentures	65,000,000	65,000,000	16,250,000	—	—
Asset Coverage Ratio(6)	2.21x	2.22x	2.32x	2.48x	4.57x

(1)	Financial highlights are based on weighted average shares outstanding as of year/period ended.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(2)	The per share impact of the Company’s reinvestment of stockholder distributions has an impact to net assets of less than $0.01 per share during the applicable period.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid. The total returns are not annualized.
(5)	Calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA-guaranteed debentures are excluded from the numerator and denominator.
(7)	These ratios include the impact of the benefit (provision) for income taxes related to net unrealized loss (gain) on certain investments of $373,131, ($93,601) and ($288,122) for the years ended December 31, 2016, 2015 and 2014 respectively, which are not reflected in net investment income, gross operating expenses or net operating expenses. The benefit (provision) for income taxes related to net realized loss or unrealized loss (gain) on investments at taxable subsidiaries to net assets for the years ended December 31, 2016 and 2015 is (0.16)%, 0.05% and 0.17%, respectively.
(8)	Deferred offering costs of $261,761 for the year ended December 31, 2016 are not annualized.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2016, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility, including that the Company have a minimum asset coverage ratio after giving effect to such borrowing. On August 31, 2016, the Credit Facility was amended to reduce asset coverage related to additional indebtedness from 2.25 to 2.20 to 1.0, as long as certain conditions are met. These conditions state that (i) the aggregate amount of PIK interest during the most recently ended fiscal quarter of the borrower does not exceed 2% of the aggregate amount of interest income that the borrower has received on all investments in the borrowing base during such fiscal quarter; (ii) the sum of the value of all non-accrual investments does not exceed 5% of the value of all

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 9 — CREDIT FACILITY  – (continued)

investments in the borrowing base and (iii) the borrower maintains a minimum liquidity test of at least 80% of adjusted borrowing base. As of December 31, 2016, these conditions were met.

As of December 31, 2016 and December 31, 2015, the outstanding balance under the Credit Facility was $116,000,000 and $109,500,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3,067,715 in connection with obtaining, amending, and maintaining the Credit Facility, which are being amortized over the life of the Credit Facility. As of December 31, 2016 and December 31, 2015, $828,792 and $1,302,627 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2016	December 31, 2015
Credit Facility payable	$116,000,000	$109,500,000
Prepaid loan structure fees	828,792	1,302,627
Credit facility payable, net of prepaid loan structure fees	$115,171,208	$108,197,373

For the year ended December 31, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.7% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $3,974,195 for the year ended December 31, 2016, of which $3,383,572 was interest expense, $471,501 was amortization of loan fees paid on the Credit Facility, $66,787 related to commitment fees on the unused portion of the Credit Facility, and $52,335 related to loan administration fees. The Company paid $3,423,226 in interest expense and unused commitment fees for the year ended December 31, 2016. The average borrowings under the Credit Facility for the year ended December 31, 2016 were $106,601,093.

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

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 10 — SBA-GUARANTEED DEBENTURES  – (continued)

can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2016 and December 31, 2015, the SBIC subsidiary had $32.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $106,280,627 and $99,126,529 in assets at December 31, 2016 and December 31, 2015, respectively, which accounted for approximately 28.0% and 26.8% of our total consolidated assets at December 31, 2016 and December 31, 2015, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both December 31, 2016 and December 31, 2015, the SBIC subsidiary had $65,000,000 of SBA-guaranteed debentures outstanding, which mature ten years from issuance. The first maturity related to the SBIC-guaranteed debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA-guaranteed debentures is approximately 8.9 years as of December 31, 2016.

As of December 31, 2016 and December 31, 2015, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2016 and December 31, 2015 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of December 31, 2016, the Company has incurred $2,226,250 in financing costs related to the SBA-guaranteed debentures. As of December 31, 2016 and December 31, 2015, $1,657,964 and $1,984,154 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	December 31, 2016	December 31, 2015
SBA-guaranteed debentures payable	$65,000,000	$65,000,000
Prepaid loan fees	1,657,964	1,984,154
SBA-guaranteed debentures, net of prepaid loan fees	$63,342,036	$63,015,846

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 10 — SBA-GUARANTEED DEBENTURES  – (continued)

For the year ended December 31, 2016, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 2.9% (approximately 3.4% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $2,203,208 for the year ended December 31, 2016, of which $1,877,017 was interest expense, and $326,191 was amortization of loan fees. The Company paid $1,500,528 of interest expense during the year ended December 31, 2016. The average borrowings of SBA-guaranteed debentures for the year ended December 31, 2016 were $65,000,000.

For the year ended December 31, 2015, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 2.2% (approximately 3.0% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $765,011 for the year ended December 31, 2015, of which $560,031 was interest expense, and $204,980 was amortization of loan fees. The Company paid $289,018 of interest expense during year ended December 31, 2015. The average borrowings of SBA-guaranteed debentures for the year ended December 31, 2015 were $25,437,671.

For the year ended December 31, 2014, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 1.0% (approximately 2.3% including loan fees), which reflects a lower pre-pooling rate that increases when the SBA-guaranteed debentures pool in March and September. Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA-guaranteed debentures of $64,488 for the year ended December 31, 2014, of which $27,372 was interest expense, and $37,116 was amortization of loan fees. The company paid no interest expense during the year ended December 31, 2014. The average borrowings of SBA-guaranteed debentures for the year ended December 31, 2014 were $13,082,278.

NOTE 11 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year. The Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the SBIC subsidiary. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both December 31, 2016 and December 31, 2015, the carrying amount of the Notes was approximately $25,000,000 and the fair value of the Notes was approximately $25.2 million and $24.6 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $929,570 of fees which are being amortized over the term of the Notes. As of December 31, 2016 and December 31, 2015 $434,109 and $618,892 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 11 — NOTES  – (continued)

The following is a summary of the Notes Payable, net of deferred financing costs:

	December 31, 2016	December 31, 2015
Notes payable	$25,000,000	$25,000,000
Deferred financing costs	434,109	618,892
Notes payable, net of deferred financing costs	$24,565,891	$24,381,108

For the year ended December 31, 2016, the Company incurred interest and fee expense on the Notes of $1,814,783, of which $1,625,000 was interest expense, $184,933 was amortization of loan fees paid on the Notes, and $4,850 related to administration fees. The Company paid $1,625,000 in interest expense on the Notes during the period.

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

NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the results of operations for the years ended December 31, 2016, 2015, and 2014. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2016
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Invesment Income	$9,467,833	$9,623,169	$10,202,753	$10,196,442
Net Investment Income	$4,099,290	$3,945,102	$4,608,743	$4,659,066
Net Increase in Net Assets from Operations	$2,523,849	$5,029,920	$9,927,466	$5,717,827
Total Investment Income per share(1)	$0.76	$0.77	$0.82	$0.82
Net Investment Income per share(1)	$0.33	$0.32	$0.37	$0.37
Net Increase in Net Assets from Operations per share(1)	$0.20	$0.41	$0.80	$0.45

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)  – (continued)

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

NOTE 13 — INCOME TAXES

As of both December 31, 2016 and December 31, 2015, the Company had $1,307,452 and $18,682, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $0 for the periods ended December 31, 2016 and December 31, 2015. All of the undistributed ordinary income as of December 31, 2016 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2016. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $22,663 and $0 of U.S. federal excise tax for the years ended December 31, 2016 and December 31, 2015, respectively.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Ordinary income	$16,968,350	$16,203,494
Distributions of long-term capital gains(2)		765,390
Total distributions accrued or paid to common stockholders	$16,968,350	$16,968,884

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 13 — INCOME TAXES  – (continued)

undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $765,390 as of December 31, 2015 differs from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain prepayment gains are characterized differently for tax reporting purposes.

At December 31, 2016, 2015 and 2014, the components of undistributed earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheet as “Distributions in excess of net investment income” and “Accumulated undistributed net realized gain.” Differences for tax reporting arise from permanently disallowed items, as well as temporary differences in reporting primarily relating to the amortization of certain start-up and organizational costs and expenses incurred by the Taxable Subsidiaries included in the calculation of net investment income but excluded from the calculation of distributable taxable income.

	December 31, 2016	December 31, 2015	December 31, 2014
Distributions in excess of net investment income	$(435,794)	$(779,643)	$(779,643)
Cumulative permanent differences related to net investment income	434,654	147,894	108,822
Cumulative temporary differences related to net investment income	1,308,592	650,431	763,310
Accumulated undistributed taxable income	$1,307,452	$18,682	$92,489

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2016 and December 31, 2015 were as follows:

	2016	2015
Aggregate cost of portfolio securities for federal income tax purposes	$362,217,251	$364,212,459
Gross unrealized appreciation of portfolio company securities	7,011,949	2,007,549
Gross unrealized depreciation of portfolio company securities	(3,603,309)	(17,202,311)
Net unrealized appreciation (depreciation) of portfolio company securities	$3,408,640	$(15,194,762)

As of December 31, 2016, an unrealized loss and a capital loss carryover were generated in two Taxable Subsidiaries of SCIC, creating a deferred tax asset. Due to the nature of the entity a valuation allowance was established when management determined it is more likely than not that some of the deferred tax assets will not be realized. Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of $4,092,120 for SCIC — Consolidated Blocker, Inc. and $52,597 for SCIC — SKP Blocker 1, Inc. for a combined deferred tax asset valuation allowance of $4,144,717. The Company has recorded a $8,593 deferred tax liability associated with the unrealized gain in SCIC — APE Blocker 1, Inc. which is reported on the Consolidated Statements of Assets and Liabilities.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 13 — INCOME TAXES  – (continued)

	2016	2015
Deferred Tax Asset	$86,643	$115,666
Capital Loss Carryover	4,442,403	—
Deferred Tax Liability	$(392,922)	$(426,089)
Total Deferred Tax Asset (Liability) before Valuation Allowance	4,136,124	(310,423)
Deferred Tax Valuation Allowance	$(4,144,717)	$(71,300)
Net Deferred Tax Liability	$(8,593)	$(381,723)

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2013, 2014 and 2015 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

NOTE 14 — SUBSEQUENT EVENTS

Investment Portfolio

On January 5, 2017, the Company sold its position in Securus Technologies Holdings, Inc for proceeds of $8.4 million. We realized a loss of $41K upon the sale.

On January 25, 2017, the Company received full repayment on the first lien term loan of Momentum Telecom, Inc for proceeds of $15.3 million, including a $0.2 million premium.

On February 1, 2017, the Company’s first lien term loan in Glori Energy Production, Inc was converted to an equity position at par equal to $1.7 million.

On February 3, 2017, the Company invested $6.3 million in the unsecured term loan of Time Manufacturing, Inc, a global manufacturer of vehicle-mounted aerial lift equipment. Additionally, the Company invested $0.5 million in the equity of the company.

On February 8, 2017, the Company received full repayment on the second lien term loan of MTC Intermediate Holdco for proceeds of $10.4 million, including a $0.1 million prepayment fee. Additionally, the Company received a dividend of $0.7 million in proceeds for the equity in MTC Parent, LP.

On March 1, 2017, the Company received full repayment on the first lien term loan of 360 Holdings Corp for proceeds of $4.0 million.

Credit Facility

The outstanding balance under the Credit Facility as of March 8, 2017 was $103.8 million.

Dividend Declared

On January 13, 2017, the Company’s board of directors declared a regular monthly dividend for each of January 2017, February 2017 and March 2017 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/13/2017	1/27/2017	1/31/2017	2/15/2017	$0.1133
1/13/2017	2/24/2017	2/28/2017	3/15/2017	$0.1133
1/13/2017	3/29/2017	3/31/2017	4/14/2017	$0.1133

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.

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

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com (under the Public Investors section). We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).
4.3	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated May 5, 2014, (Incorporated by reference to Exhibit (d)(8) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938), filed on May 2, 2014).
4.4	Form of 6.50% Note due 2019 (Incorporated by reference to Exhibit 4.3).
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.7	Form of Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.8	Form of Guarantee and Security Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.9	Commitment Increase Letter Agreement between Registrant, Cadence Bank, N.A., State Street Bank and Trust Company, Amegy Bank, N.A. and SunTrust Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on July 30, 2013).
10.10	Fourth Amendment to Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 814-00971), filed on September 2, 2016).
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organizations: Stellus Capital SBIC, LP — Delaware SKP Blocker I, Inc. — Delaware ERC Blocker, Inc. — Delaware
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

STELLUS CAPITAL INVESTMENT CORPORATION
Date: March 9, 2017	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 9, 2017	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 9, 2017	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 9, 2017	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 9, 2017	/s/ Joshua T. Davis Joshua T. Davis Director
Date: March 9, 2017	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 9, 2017	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 9, 2017	/s/ Paul Keglevic Paul Keglevic Director
Date: March 9, 2017	/s/ William C. Repko William C. Repko Director