Form 10-Q
period 2017-03-31
Stellus Capital Investment Corp
filed 2017-05-04
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company (do not check if a smaller reporting company)	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 2, 2017 was 15,642,457.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31,
	2017 (unaudited)	December 31, 2016
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $1,010,518 and $0, respectively)	$1,010,518	$—
Non-controlled, non-affiliated investments, at fair value (amortized cost of $344,717,004 and $362,217,251, respectively)	350,710,227	365,625,891
Cash and cash equivalents	11,488,905	9,194,129
Interest receivable	4,271,767	4,601,742
Deferred offering costs	81,813	—
Accounts receivable	8,042	748
Prepaid expenses	456,281	456,219
Total Assets	$368,027,553	$379,878,729
LIABILITIES
Notes Payable, net of deferred financing costs	$24,612,560	$24,565,891
Credit facility payable, net of prepaid loan structure fees	101,794,115	115,171,208
SBA Debentures, net of prepaid loan fees	63,422,247	63,342,036
Dividends payable	1,413,982	1,413,982
Base management fees payable	1,564,528	1,608,295
Incentive fees payable	1,223,621	1,353,271
Interest payable	423,474	973,812
Unearned revenue	18,169	19,955
Administrative services payable	303,869	272,511
Deferred Tax Liability	—	8,593
Other accrued expenses and liabilities	586,354	267,390
Total Liabilities	$195,362,919	$208,996,944
Net Assets	$172,664,634	$170,881,785
NET ASSETS
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 12,479,957 and 12,479,959 shares issued and outstanding, respectively)	$12,480	$12,480
Paid-in capital	180,994,723	180,994,723
Accumulated Net Realized Loss	(13,801,722)	(13,089,671)
Distributions in excess of net investment income	(534,070)	(435,794)
Net unrealized appreciation on investments and cash equivalents, net of provision for taxes of $0 and $8,593, respectively	5,993,223	3,400,047
Net Assets	$172,664,634	$170,881,785
Total Liabilities and Net Assets	$368,027,553	$379,878,729
Net Asset Value Per Share	$13.84	$13.69

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2017	2016
INVESTMENT INCOME
Interest income	$9,476,252	$9,374,737
Other income	387,728	93,096
Total Investment Income	$9,863,980	$9,467,833
OPERATING EXPENSES
Management fees	$1,564,528	$1,548,373
Valuation fees	166,089	132,466
Administrative services expenses	309,098	287,300
Incentive fees	1,021,227	1,024,822
Professional fees	227,677	192,111
Directors’ fees	92,000	92,000
Insurance expense	109,252	118,026
Interest expense and other fees	2,068,630	1,879,843
Other general and administrative expenses	161,852	93,602
Total Operating Expenses	$5,720,353	$5,368,543
Net Investment Income	$4,143,627	$4,099,290
Net Realized Gain (Loss) on Investments and Cash
Equivalents	(712,051)	894
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	2,584,583	(1,743,674)
Benefit for taxes on net realized loss or net unrealized gain on investments at Taxable Subsidiaries	8,593	167,339
Net Increase in Net Assets Resulting from Operations	$6,024,752	$2,523,849
Net Investment Income Per Share	$0.33	$0.33
Net Increase in Net Assets Resulting from Operations Per Share	$0.48	$0.20
Weighted Average Shares of Common Stock Outstanding	12,479,957	12,479,960
Distributions Per Share	$0.34	$0.34

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2017	2016
Increase in Net Assets Resulting from Operations
Net investment income	$4,143,627	$4,099,290
Net realized gain (loss) on investments and cash equivalents	(712,051)	894
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	2,584,583	(1,743,674)
Benefit for taxes on net realized loss or net unrealized gain on investments at Taxable Subsidiaries	8,593	167,339
Net Increase in Net Assets Resulting from Operations	$6,024,752	$2,523,849
Stockholder distributions from:
Net investment income	(4,241,903)	(4,242,443)
Total Distributions	$(4,241,903)	$(4,242,443)
Total increase (decrease) in net assets	$1,782,849	$(1,718,594)
Net assets at beginning of period	$170,881,785	$164,651,104
Net assets at end of period (includes $534,070 and $922,796 of distributions in excess of net investment income, respectively)	$172,664,634	$162,932,510

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,024,752	$2,523,849
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(23,151,902)	(5,367,633)
Proceeds from sales and repayments of investments	39,279,309	513,365
Net change in unrealized depreciation (appreciation) on investments	(2,584,583)	1,743,674
Deferred tax (benefit)	(8,593)	(167,339)
Increase in investments due to PIK	(82,119)	(54,729)
Amortization of premium and accretion of discount, net	(267,611)	(289,807)
Amortization of loan structure fees	122,908	130,423
Amortization of deferred financing costs	46,669	81,101
Amortization of loan fees on SBIC debentures	80,211	47,184
Net realized (gain) loss on investments	712,051	(894)
Changes in other assets and liabilities
Decrease in interest receivable	329,975	108,022
Increase in accounts receivable	(7,294)	7,684
Increase in prepaid expenses and fees	(62)	12,586
Increase (decrease) in management fees payable	(43,767)	29,594
Increase (decrease) in incentive fees payable	(129,650)	623,279
Increase in administrative services payable	31,358	71,425
Decrease in interest payable	(550,338)	(199,796)
Decrease in unearned revenue	(1,786)	(3,618)
Increase in other accrued expenses and liabilities	318,964	82,341
Net cash provided by (used in) operating activities	$20,118,492	$(109,289)
Cash flows from financing activities
Offering costs paid for common stock issued	(81,813)	—
Stockholder distributions paid	(4,241,903)	(4,242,443)
Borrowings under credit facility	9,000,000	—
Repayments of credit facility	(22,500,000)	—
Net cash used in financing activities	$(17,823,716)	$(4,242,443)
Net increase (decrease) in cash and cash equivalents	2,294,776	(4,351,732)
Cash and cash equivalents balance at beginning of period	9,194,129	10,875,790
Cash and cash equivalents balance at end of period	$11,488,905	$6,524,058
Supplemental and non-cash financing activities
Interest expense paid	$2,369,181	$1,820,930
Excise tax paid	$37,648	$—
Conversion from debt to equity	$864,101	$—

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2017

Investments	Footnotes	Lien	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, affiliated investments
Glori Energy Production Inc.								Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)(7)	Equity						Energy: Oil & Gas	1,000 shares	$1,010,518	$1,010,518	0.59%
Subtotal Affiliate Investments										$1,010,518	$1,010,518	0.59%

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	1.00%	11.65%		3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,257,197	$5,264,907	3.05%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	338,302	0.20%
Total										5,632,197	5,603,209	3.25%
Apex Environmental Resources Holdings, LLC								Amsterdam, OH
Common Units	(4)	Equity						Environmental Industries	614 shares	614	890	0.00%
Preferred Units	(4)	Equity							614 shares	614,427	890,144	0.52%
Total										615,041	891,034	0.52%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,935,547	8,000,000	4.63%
Beneplace, LLC								Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.16%		9/27/2022	FIRE: Insurance	$5,000,000	4,900,000	4,900,000	2.84%
Beneplace Holdings, LLC Preferred Units	(4)	Equity							500,000 units	500,000	500,000	0.29%
Total										5,400,000	5,400,000	3.13%
Binder & Binder National Social Security Disability Advocates, LLC	(8)							Hauppauge, NY
Residual claim from Term Loan	(4)	Unsecured						Services: Consumer	$850,000	850,000	733,578	0.42%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,429,990	7,485,691	4.34%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	177,136	0.10%
Total										7,954,990	7,662,827	4.44%
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	9.28%		12/31/2020	Automotive	$101,911	100,295	101,911	0.06%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	9.28%		12/31/2020		$7,949,027	7,788,618	7,949,027	4.60%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2017

CPP Holdings LLC Class A Common Units	(4)	Equity							149,828 shares	149,828	257,012	0.15%
Total										8,038,741	8,307,950	4.81%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(13)	First Lien	L+6.50%	1.00%	9.00%		7/16/2020	Education	$12,500,000	12,410,390	12,500,000	7.24%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,417,639	12,498,930	7.24%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,983,413	1,999,829	1.16%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,966,674	4,999,572	2.90%
Colford Capital Holdings, LLC Preferred Units	(4)(5)	Equity							38,893 units	557,143	600,059	0.35%
Total										19,924,869	20,098,390	11.65%
Doskocil Manufacturing Company, Inc.								Arlington, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+6.00%	1.00%	9.50%		11/10/2020	Consumer goods: non-durable	$8,750,000	8,632,867	8,750,000	5.07%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	11.65%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,882,400	9,000,000	5.21%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	528,156	0.31%
Total										9,132,400	9,528,156	5.52%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,291,079	18,360,065	10.63%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,655,274	3,033,552	1.76%
Total										19,946,353	21,393,617	12.39%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,526,777	11,657,850	6.75%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,639,129	9,750,000	5.65%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,729,676	1.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2017

Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	17,471	0.01%
Total										22,483,312	23,154,997	13.41%
Energy Labs Inc.								Houston, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+7.00%	0.50%	11.12%		9/29/2021	Energy: Oil & Gas	$5,300,000	5,201,967	5,300,000	3.07%
Energy Labs Holding Corp. Common Stock	(4)	Equity							500 shares	500,000	453,606	0.26%
Total										5,701,967	5,753,606	3.33%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	L+8.75%	0.75%	9.54%		12/30/2019	Hotel, Gaming, & Leisure	$3,309,309	3,268,980	3,309,309	1.92%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	153,503	0.09%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	3,936	0.00%
Total										3,389,667	3,466,748	2.01
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.15%		6/10/2021	Consumer Goods: Durable	$9,812,500	9,642,015	9,812,500	5.68%
Furniture Factory Holdings, LLC Term Loan	(6)(14)	Unsecured	11.00%			11.00%	2/3/2021		$122,823	122,823	122,823	0.07%
Sun Furniture Factory, LP Common Units	(4)	Equity							13,445 shares	94,569	104,026	0.06%
Total										9,859,407	10,039,349	5.81%
GK Holdings, Inc.								Cary, NC
Term Loan	(12)	Second Lien	L+10.25%	1.00%	11.40%		1/30/2022	Education	$5,000,000	4,923,297	5,000,000	2.90%
Good Source Solutions, Inc.								Carlsbad, CA
Term Loan	(13)	First Lien	L+7.25%	0.50%	11.50%		7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,326,061	1,350,000	0.78%
Term Loan (SBIC)	(2)(13)	First Lien	L+7.25%	0.50%	11.50%		7/15/2021		$1,200,000	1,178,721	1,200,000	0.69%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2017

Good Source Holdings, LLC Class A Preferred Units	(4)	Equity							159 shares	159,375	139,785	0.08%
Good Source Holdings, LLC Class B Common Units	(4)	Equity							4,482 shares	0	0	0.00%
Total										2,664,157	2,689,785	1.55%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,800,000	4,780,871	4,681,273	2.71%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,935,464	3,535,591	2.05%
Total										8,716,335	8,216,864	4.76%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,286,790	7,215,785	7,286,790	4.22%
Dream II Holdings, LLC Class A Common Units	(4)	Equity							250,000 units	242,304	248,081	0.14%
Total										7,458,089	7,534,871	4.36%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,665,740	5,760,168	3.34%
HUF Worldwide, LLC								Los Angeles, CA
Revolver	(9)(12)	First Lien	L+9.00%	0.50%	10.00%		10/22/2019	Retail	$375,000	375,000	375,000	0.22%
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.00%		10/22/2019		$3,651,709	3,607,014	3,651,709	2.11%
Term Loan (SBIC)	(2)(12)	First Lien	L+9.00%	0.50%	10.00%		10/22/2019		$6,138,648	6,069,652	6,138,648	3.56%
HUF Holdings, LLC Common Class A Units	(4)	Equity							616,892 units	624,427	370,258	0.21%
Total										10,676,093	10,535,615	6.10%
Keais Records Service, LLC								Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	11.65%		6/30/2022	Services: Business	$7,750,000	7,624,251	7,673,015	4.44%
Keais Holdings, LLC Class A Units	(4)	Equity							148,335 units	775,000	775,000	0.45%
Total										8,399,251	8,448,015	4.89%
KidKraft, Inc.								Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	3/30/2022	Consumer Goods: Durable	$9,245,867	9,073,643	9,008,595	5.22%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+8.25%	1.25%	9.50%		4/18/2020	Transportation: Cargo	$6,841,739	6,770,381	6,841,739	3.96%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2017

Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	8.98%		11/30/2021	Media: Broadcasting & Subscription	$4,968,750	4,921,744	4,921,744	2.85%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity							5,000 shares	50,000	58,412	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity							4,500 shares	450,000	525,704	0.30%
Total										5,421,744	5,505,860	3.18%
Mobileum, Inc.								Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	11.40%		5/1/2022	Software	$9,000,000	8,830,045	8,830,045	5.11%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity							750 units	750,000	894,772	0.52%
Total										9,580,045	9,724,817	5.63%
MBS Holdings, Inc.								Birmingham, AL
Series E Preferred Stock	(4)	Equity						Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	1,428,434	0.83%
Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	295,232	0.17%
Total										1,206,682	1,723,666	1.00%
MTC Parent, L.P.								Oak Brook, IL
Class A-2 Common Units	(4)	Equity						Finance	750,000 shares	28,842	1,127,410	0.65%
National Trench Safety, LLC, et al								Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2022	Construction & Building	$10,000,000	9,825,000	9,825,000	5.69%
NTS Investors, LP Class A Common Units	(4)	Equity							2,335 units	500,000	500,000	0.29%
Total										10,325,000	10,325,000	5.98%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	3,982,935	4,028,288	2.33%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,001	91,719	0.05%
Total										4,032,936	4,120,007	2.38%
Refac Optical Group, et al								Blackwood, NJ

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2017

Revolver	(10)(12)	First Lien	L+8.00%		8.98%		9/30/2018	Retail	$880,000	880,000	880,000	0.51%
Term A Loan	(11)(12)	First Lien	L+8.00%		8.98%		9/30/2018		$1,372,427	1,372,427	1,372,427	0.79%
Term B Loan	(6)(11)(12)	First Lien	L+10.75%		9.98%	1.75%	9/30/2018		$6,418,528	6,418,528	6,418,528	3.72%
Total										8,670,955	8,670,955	5.02
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(12)	Second Lien	L+9.50	1.00%	10.56%		9/18/2022	High Tech Industries	$10,000,000	9,831,073	9,633,300	5.58%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,814,447	19,705,304	11.41%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	829,407	0.48%
Total										20,976,991	20,534,711	11.89%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$5,716,034	5,700,177	5,716,034	3.31%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,268,386	7,208,875	7,253,978	4.20%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	818,006	0.47%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	90,890	0.05%
Total										7,833,728	8,162,874	4.72%
Stratose Intermediate Holdings, II, LLC, et al								Atlanta, GA
Term Loan	(12)	Second Lien	L+9.50%	1.00%	10.65%		7/26/2022	Services: Business	$15,000,000	14,715,760	15,000,000	8.69%
Atmosphere Aggregator Holdings II, LP Common Units	(4)	Equity							254,250 units	254,250	686,026	0.40%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	2,023,676	1.17%
Total										15,720,010	17,709,702	10.26%
Telecommunications Management, LLC								Sikeston, MO

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2017

Term Loan	(12)	Second Lien	L+8.00%	1.00%	9.03%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,972,189	5,000,000	2.90%
Time Manufacturing Acquistion, LLC								Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	8/3/2023	Capital Equipment	$6,337,649	6,213,183	6,213,183	3.60%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity							5,000 units	500,000	500,000	0.29%
Total										6,713,183	6,713,183	3.89%
TFH Reliability, LLC								Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.75%	0.50%	11.90%		4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,763,802	5,875,000	3.40%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity							250,000 shares	250,000	278,396	0.16%
Total										6,013,802	6,153,396	3.56%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+11.75%	1.00%	12.75%		6/8/2020	Finance	$4,500,000	4,468,540	4,500,000	2.61%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	433,321	0.25%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	8,843	0.01%
Total										4,918,540	4,942,164	2.87%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,486,413	2,500,000	1.45%
Vision Media Management & Fulfillment, LLC								Valencia, CA
Term Loan (SBIC)	(2)(13)	First Lien	L+8.50%	1.00%	10.19%		1/27/2021	Media: Broadcasting & Subscription	$1,604,089	1,576,173	1,604,089	0.93%
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(12)	Unsecured	L+10.00%	1.00%	11.15%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,233,135	1,199,482	0.69%
WCI Holdings LLC Class A Preferred Units	(4)	Equity							56 units	55,550	36,993	0.02%
WCI Holdings LLC Class B Common Units	(4)	Equity							3,044 units	3,044	2,027	0.00%
Total										1,291,729	1,238,502	0.71%
Zemax, LLC								Redmond, WA

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

 March 31, 2017

Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%	4/23/2020	Software	$3,962,500	3,912,058	3,962,500	2.29%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity						24,500 units	5,000	6,459	0.00%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity						5,000 shares	245,000	316,485	0.18%
Total									4,162,058	4,285,444	2.47%

Total Non-controlled, non-affiliated investments									344,717,004	350,710,227	203.11%
Net Investments									345,727,522	351,720,745	203.70%
LIABILITIES IN EXCESS OF OTHER ASSETS										(179,056,111)	(103.70)%
NET ASSETS										$172,664,634	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled nonaffiliated investments and cash and cash equivalents, but exclude $8,329,751 of cash and $96,775,799 of investments (at par) that are held by Stellus Capital SBIC LP.

(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 83% of the Company’s total assets as of March 31, 2017.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	During the three months ended March 31, 2017, the Company realized a $760,149 loss on conversion of its term loan in Glori Energy Production, Inc., which was on non-accrual at the time of conversion, to equity. In the first quarter of 2017, the Company foreclosed on the equity of Glori Energy Production, Inc. The Company accepted 100% of the equity interests in Glori Holdings Inc. in full satisfaction of the original loan obligation.

(8)	In the fourth quarter of 2016, Binder & Binder National Social Security Disability, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s fair value has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time the Company does not expect to receive any additional repayment other than what the court has awarded.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

March 31, 2017

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $875,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.

(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Interest compounds annually on this loan at a rate of 11%. The interest des not increase the principal balance.

Abbreviation Legend

PIK — Payment-In-Kind

L — LIBOR

Euro — Euro Dollar

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Lien	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$ 5,325,237	$ 5,252,426	$ 5,277,059	3.09%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	399,550	0.23%
Total										5,627,426	5,676,609	3.32%
Apex Environmental Resources Holdings, LLC								Amsterdam, OH
Common Units	(4)	Equity						Environmental Industries	517 shares	517	525	0.00%
Preferred Units	(4)	Equity							517 shares	517,439	524,911	0.31%
Total										517,956	525,436	0.31%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$ 8,000,000	7,928,373	8,000,000	4.68%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Residual Claim From Term Loan	(4)(14)	Unsecured						Services: Consumer	$ 1,000,000	1,000,000	722,059	0.42%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$ 7,500,000	7,422,928	7,441,535	4.35%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	152,855	0.09%
Total										7,947,928	7,594,390	4.44%
C.A.R.S. Protection Plus, Inc								Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	9.03%		12/31/2020	Automotive	$ 101,911	100,207	101,911	0.06%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	9.03%		12/31/2020		$ 7,949,027	7,785,147	7,949,027	4.65%
CPP Holdings LLC Class A Common Units	(4)	Equity							149,828 shares	149,828	250,166	0.15%
Total										8,035,182	8,301,104	4.86%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(13)	First Lien	L+6.50%	1.00%	8.99%		7/16/2020	Education	$12,500,000	12,404,725	12,498,701	7.31%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,401,505	12,477,883	7.30%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$ 2,000,000	1,980,173	1,996,461	1.17%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$ 5,000,000	4,960,146	4,991,153	2.92%
CC Blocker 1, LLC Preferred Units	(4)(5)	Equity							38,893 units	557,143	671,462	0.39%
Total										19,898,967	20,136,959	11.78%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Lien	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Doskocil Manufacturing Company, Inc.								Arlington, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+6.00%	1.00%	9.40%		11/10/2020	Consumer goods: non-durable	$ 8,750,000	$ 8,626,143	$ 8,750,000	5.12%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	11.50%		12/31/2020	Chemicals, Plastics, & Rubber	$ 9,000,000	8,876,203	9,000,000	5.27%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	478,950	0.28%
Total										9,126,203	9,478,950	5.55%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,271,406	18,348,093	10.74%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,655,274	2,631,558	1.54%
Total										19,926,680	20,979,651	12.28%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,517,953	11,582,173	6.78%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$ 9,750,000	9,631,895	9,686,708	5.67%
Empirix Holdings I, Inc. Common Shares, Class A .	(4)	Equity							1,304 shares	1,304,232	1,659,024	0.97%
Empirix Holdings I, Inc. Common Shares, Class B .	(4)	Equity							1,317,406 shares	13,174	16,758	0.01%
Total										22,467,254	22,944,663	13.43%
Energy Labs Inc.								Houston, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+7.00%	0.50%	11.03%		9/29/2021	Energy: Oil & Gas	$ 5,300,000	5,197,928	5,290,561	3.10%
Energy Labs Holding Corp. Common Stock	(4)	Equity							500 shares	500,000	500,000	0.29%
Total										5,697,928	5,790,561	3.39%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$ 3,331,184	3,287,412	3,331,184	1.95%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	77,414	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	1,985	0.00%
Total										3,408,099	3,410,583	2.00
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.00%		6/10/2021	Consumer goods: Durable	$ 9,875,000	9,695,423	9,809,056	5.74%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	2/3/2021		$ 122,823	122,823	122,823	0.07%
Sun Furniture Factory, LP Common Units	(4)	Equity							13,445 shares	94,569	170,404	0.10%
Total										9,912,815	10,102,283	5.91%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Lien	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Education	$5,000,000	$ 4,920,321	$ 5,000,000	2.93%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)(4)(6) (7)(8)	First Lien	L+12.00%	1.00%	11.00%	2.00%	3/14/2017	Energy: Oil & Gas	$1,624,250	1,622,130	864,101	0.51%
Good Source Solutions, Inc.								Carlsbad, CA
Term Loan	(13)	First Lien	L+7.25%	0.50%	11.38%		7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,325,011	1,346,203	0.79%
Term Loan (SBIC)	(2)(13)	First Lien	L+7.25%	0.50%	11.38%		7/15/2021		$1,200,000	1,177,788	1,196,625	0.70%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity							159 shares	159,375	136,633	0.08%
Good Source Holdings, LLC Class B Common Units	(4)	Equity							4,482 shares	0	0	0.00%
Total										2,662,174	2,679,461	1.57%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,812,500	4,787,801	4,693,463	2.75%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,924,736	3,535,591	2.07%
Total										8,712,537	8,229,054	4.82%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,286,790	7,211,543	7,286,790	4.26%
Dream II Holdings, LLC Class A Common Units	(4)	Equity							250,000 units	242,304	145,030	0.08%
Total										7,453,847	7,431,820	4.34%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,661,202	5,832,000	3.41%
HUF Worldwide, LLC								Los Angeles, CA
Revolver	(9)(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019	Retail	$ 375,000	375,000	375,000	0.22%
Term Loan	(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019		$3,651,709	3,603,959	3,651,709	2.14%
Term Loan (SBIC)	(2)(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019		$6,138,648	6,063,652	6,138,648	3.59%
HUF Holdings, LLC Common Class A Units	(4)	Equity							616,892 units	624,427	624,427	0.37%
Total										10,667,038	10,789,784	6.32%
Keais Records Service, LLC								Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	11.50%		6/30/2022	Services: Business	$7,750,000	7,620,000	7,620,000	4.46%
Keais Holdings, LLC Class A Units	(4)	Equity							148,335 units	775,000	775,000	0.45%
Total										8,395,000	8,395,000	4.91%
KidKraft, Inc.								Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	3/30/2022	Consumer Goods: Durable	$9,222,874	9,044,671	9,044,671	5.29%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+8.25%	1.25%	9.50%		4/18/2020	Transportation: Cargo	$6,841,739	6,765,448	6,692,648	3.92%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Lien	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	8.76%		11/30/2021	Media: Broadcasting & Subscription	$ 5,000,000	$ 4,950,667	$ 4,950,667	2.90%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity							5,000 shares	50,000	50,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity							4,500 shares	450,000	450,000	0.26%
Total										5,450,667	5,450,667	3.19%
Mobileum, Inc.								Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	11.25%		5/1/2022	Software	$ 9,000,000	8,823,965	8,823,965	5.16%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity							750 units	750,000	750,000	0.44%
Total										9,573,965	9,573,965	5.60%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$ 6,468,196	6,395,759	6,403,563	3.75%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$ 8,687,486	8,589,400	8,600,676	5.03%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,309,492	0.77%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	270,648	0.16%
Total										16,191,841	16,584,379	9.71%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Finance	$ 575,000	564,899	575,000	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$ 9,750,000	9,578,720	9,750,000	5.71%
MTC Parent, L.P. Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	1,433,281	0.84%
Total										10,893,619	11,758,281	6.89%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$ 4,028,288	3,979,529	3,992,337	2.34%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,001	68,182	0.04%
Total										4,029,530	4,060,519	2.38%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(12)	First Lien	L+8.00%		8.77%		9/30/2018	Retail	$ 400,000	400,000	400,000	0.23%
Term A Loan	(11)(12)	First Lien	L+8.00%		8.77%		9/30/2018		$ 1,502,736	1,502,736	1,502,736	0.88%
Term B Loan	(6)(11)(12)	First Lien	L+10.75%		9.77%	1.75%	9/30/2018		$ 6,403,267	6,403,267	6,403,267	3.75%
Total										8,306,003	8,306,003	4.86
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$ 8,500,000	8,455,863	8,415,000	4.92%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	High Tech Industries	$10,000,000	9,825,536	9,550,000	5.59%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Lien	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	$19,791,938	$19,618,086	11.48%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,012,266	0.59%
Total										20,954,482	20,630,352	12.07%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$ 6,387,916	6,362,834	6,374,800	3.73%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$ 7,245,241	7,179,977	7,206,517	4.22%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	738,067	0.43%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	82,007	0.05%
Total										7,804,830	8,026,591	4.70%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		7/26/2022	Services: Business	$15,000,000	14,705,967	15,000,000	8.78%
Atmosphere Aggregator Holdings II, LP Common Units	(4)	Equity							254,250 units	254,250	630,373	0.37%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	1,859,506	1.09%
Total										15,710,217	17,489,879	10.24%
360 Holdings III Corp								Irvine, CA Consumer goods:
Term Loan	(3)	First Lien	L+9.00%	1.00%	10.00%		10/1/2021	non-durable	$ 3,950,000	3,811,652	3,950,000	2.31%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$ 5,000,000	4,970,522	4,962,649	2.90%
TFH Reliability, LLC		Second						Houston, TX
Term Loan (SBIC)	(2)(12)	Lien	L+10.75%	0.50%	11.75%		4/21/2022	Chemicals, Plastics, & Rubber	$ 5,875,000	5,759,983	5,759,983	3.37%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity							250,000 shares	250,000	250,000	0.15%
Total										6,009,983	6,009,983	3.52%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+11.75%	1.00%	12.75%		6/8/2020	Finance	$ 4,500,000	4,466,518	4,500,000	2.63%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	469,751	0.27%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,587	0.01%
Total										4,916,518	4,979,338	2.91%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
		Second						Construction &
Term Loan	(6)	Lien	11.75%		10.75%	1.00%	11/12/2019	Building	$ 2,500,000	2,485,347	2,495,701	1.46%
Vision Media Management & Fulfillment, LLC								Valencia, CA
Term Loan (SBIC)	(2)(13)	First Lien	L+8.50%	1.00%	10.22%		1/27/2021	Media: Broadcasting & Subscription	$ 1,613,517	1,584,016	1,613,517	0.94%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Lien	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(3)	Unsecured	L+10.00%	1.00%	11.00%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	$ 1,232,489	$ ,250,000	0.73%
WCI Holdings LLC Class A Preferred Units	(4)	Equity							56 units	55,550	58,579	0.03%
WCI Holdings LLC Class B Common Units	(4)	Equity							3,044 units	3,044	3,210	0.00%
Total										1,291,083	1,311,789	0.76%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,908,696	3,941,705	2.31%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	5,000	5,406	0.00%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	245,000	264,879	0.16%
Total										4,158,696	4,211,990	2.47%
Total Non-controlled, non-affiliated investments										362,217,251	365,625,891	214%
Net Investments										362,217,251	365,625,891	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS											(194,744,106)	(85.52)%
NET ASSETS											$ 170,881,785	100.00%

(1)	See Note 1 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled nonaffiliated investments and cash and cash equivalents, but exclude $3,457,351 of cash and cash equivalents and $100,252,693 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for discussion.

(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 85% of the Company’s total assets.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Investment has been on non-accrual since December 1, 2016.

(8)	Investment is in payment default.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $875,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	In the fourth quarter of 2016 Binder, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s cost has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time we do not expect to receive any additional repayment other than what the court has awarded.

Abbreviation Legend

PIK — Payment-In-Kind
L — LIBOR

Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2017 and December 31, 2016, the SBIC subsidiary had $38.0 million of regulatory capital, as such term is defined by the SBA, and has received commitments from the SBA of $65.0 million. As of both March 31, 2017 and December 31, 2016, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures outstanding.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2017 and March 31, 2016 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016. In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At March 31, 2017, cash balances totaling $3,037,446 exceeded FDIC insurance protection levels of $250,000 by $2,787,446, subjecting the Company to risk related to the uninsured balance. In addition, at March 31, 2017, the Company held $8,451,459 in cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 7). On March 31, 2017 and December 31, 2016, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Deferred Financing Costs, Prepaid Loan Fees on SBA-Guaranteed Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our credit facility, notes and SBA-guaranteed debentures and are capitalized at the time of payment. These are costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective. During the quarter ended March 31, 2017, the Company incurred costs related to the preparation of a shelf registration statement. As a result, the Company capitalized $81,813 related to the offering cost.

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

Investments purchased within 90 days of the valuation date will be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our board of directors, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, including the advice of our independent valuation advisors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board of directors will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

March 31, 2017

(Unaudited)

•	information rights;
•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
•	comparisons of financial ratios of peer companies that are public;
•	comparable merger and acquisition transactions; and
•	the principal market and enterprise values.

Fair Value Measurements

We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value.  We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying value of our Credit Facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 6 below for further discussion regarding the fair value measurements and hierarchy.

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. For loan and debt securities with contractual payment-in-kind (‘‘PIK’’) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code of 1986, as amended, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Included in other general and administrative expenses for the three months ended March 31, 2017 is an additional estimate of $14,985 related to the estimated excise tax. $22,663 was accrued as of December 31, 2016 and $37,648 was paid during the quarter ending March 31, 2017.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of March 31, 2017 and December 31, 2016, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2017 and 2016 were de minimis.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

For the three months ended March 31, 2017 and 2016, the Company recorded deferred income tax benefit of $8,593 and $167,339, respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2017 and December 31, 2016, the Company had a deferred tax liability of $0 and $8,593, respectively.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has assessed the revenue recognition guidance (Topic 605) and does not anticipate a material change in recognition due to the limited revenue streams and the overall basic requirements for recognition. As such, interest income and other income, the Company’s two revenue streams, will be limited in impact by the aforementioned guidance.

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

In November 2015, the FASB issued ASU 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. The guidance was effective for the Company January 1, 2017. The Company has adopted the guidance as of January 1, 2017 and there is no material impact on its consolidated financial statement.

In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The update is effective for annual periods beginning after December 31, 2017, and interim periods within those annual periods. The Company has adopted the guidance as of January 1, 2017 and there is no material impact of this new standard on our consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Additionally, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While the Company is currently assessing the impact of the guidance we do not expect the impact of this new standard on our consolidated financial statements to be material. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (‘‘FASB’’) or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

For the three months ended March 31, 2017 and 2016, the Company recorded an expense for base management fees of $1,564,528 and $1,548,373, respectively. As of March 31, 2017 and December 31, 2016, $1,564,528 and $1,608,295, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

Investment Income Incentive Fee

The investment income component (“Investment Income Incentive Fee”) is calculated, and payable to the Advisor, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as the “Hurdle”). Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the Hurdle but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “Catch-up”) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets.

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. Such amount, however, is accrued during the period any may be paid to the manager in a future period once the total return requirement is met. In other words, any Investment Income Incentive Fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the Catch-up, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

For the three months ended March 31, 2017 and March 31, 2016, the Company incurred $1,021,227 and $1,024,822, respectively, of Investment Income Incentive Fees. As of March 31, 2017 and December 31, 2016, $1,223,621 and $1,353,271, respectively, of such incentive fees were payable to the Advisor, of which $1,034,639 and $1,162,713, respectively, are currently payable (as explained below). As of March 31, 2017 and December 31, 2016, $188,982 and $190,557, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Capital Gains Incentive Fee

The Company also pays the Advisor an incentive fee based on capital gains (the “Capital Gains Incentive Fee”). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). The Capital Gains Incentive Fee is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid Capital Gain Incentive Fees is subtracted from such Capital Gain Incentive Fees calculated.

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2017 and 2016, the Company incurred no incentive fees related to the Capital Gains Incentive Fee. As of March 31, 2017 and December 31, 2016, no Capital Gains Incentive Fees were payable to the Advisor, subject to the limitations set forth below.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended
	March 31
	2017	2016
Investment Income Incentive Fees Incurred	$1,021,227	$1,024,822
Capital Gains Incentive Fee Incurred	—	—
Incentive Fee Expense	$1,021,227	$1,024,822

	March 31,	December 31,
	2017	2016
Investment Income Incentive Fee Currently Payable	$1,034,639	$1,162,714
Investment Income Incentive Fee Deferred	188,982	190,557
Incentive Fee Payable	$1,223,621	$1,353,271

Director Fees

For both the three months ended March 31, 2017 and 2016, the Company recorded an expense relating to director fees of $92,000. As of both March 31, 2017 and December 31, 2016, no fees were payable relating to our directors.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Co-Investment Pursuant to SEC Order

The Company has received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital where doing so is consistent with its investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the SEC, with a private credit fund managed by Stellus Capital that has an investment strategy that is identical to the Company’s investment strategy. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

Administrative Agent

The Company serves as the administrative agent on certain investment transactions. As of March 31, 2017, $175,957 is included in “Other Accrued Expenses and Liability” on the Consolidated Statement of Assets and Liabilities related to interest paid by a borrower to the Company as administrative agent.

License Agreement

The Company has entered into a license agreement with Stellus Capital under which Stellus Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, the Company has a right to use the “Stellus Capital” name for so long as Stellus Capital or one of its affiliates remains its investment advisor. Other than with respect to this limited license, the Company has no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as the investment advisory agreement with Stellus Capital is in effect.

Administration Agreement

The Company has entered into an administration agreement with Stellus Capital pursuant to which Stellus Capital will furnish it with office facilities and equipment and will provide it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital will perform, or oversee the performance of, the Company’s required administrative services, which includes, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC.

For the three months ended March 31, 2017 and 2016, the Company recorded expenses of $279,922 and $254,153 respectively, relating to the administration agreement. As of March 31, 2017 and December 31, 2016, $279,922 and $232,169, respectively, remained payable to Stellus Capital under the administration agreement.

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

March 31, 2017

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

The following table reflects the Company’s distributions declared and paid or to be paid on its common stock since Inception:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Date Declared	Record Date	Payment Date	Per Share
Fiscal 2012
December 7, 2012	December 21, 2012	December 27, 2012	$0.1812
Fiscal 2013
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 7, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 22, 2013	December 9, 2013	December 23, 2013	$0.3400
Fiscal 2014
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 7, 2014	July 31, 2014	August 15, 2014	$0.1133
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
Fiscal 2015
January 22, 2015	February 2, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 8, 2015	July 31, 2015	August 14, 2015	$0.1133
July 8, 2015	August 31, 2015	September 15, 2015	$0.1133
July 8, 2015	September 20, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133
Fiscal 2016
January 13, 2016	January 29, 2016	February 15, 2016	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133
April 15, 2016	April 29, 2016	May 13, 2016	$0.1133
April 15, 2016	May 31, 2016	June 15, 2016	$0.1133
April 15, 2016	June 30, 2016	July 15, 2016	$0.1133
July 7, 2016	July 29, 2016	August 15, 2016	$0.1133
July 7, 2016	August 31, 2016	September 15, 2016	$0.1133
July 7, 2016	September 30, 2016	October 14, 2016	$0.1133
October 7, 2016	October 31, 2016	November 15, 2016	$0.1133
October 7, 2016	November 30, 2016	December 15, 2016	$0.1133
October 7, 2016	December 30, 2016	January 13, 2017	$0.1133
Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
Total			$6.0249

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No new shares were issued in connection with the distributions made during the three months ended March 31, 2017 and 2016.

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

At March 31, 2017, the Company had investments in 46 portfolio companies. The composition of our investments as of March 31, 2017 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(a)	$92,467,285	$93,318,989
Senior Secured – Second Lien	159,368,696	159,003,401
Unsecured Debt	77,084,203	77,115,032
Equity	16,807,338	22,283,323
Total Investments	$345,727,522	$351,720,745

(a) Includes unitranche investments, which account for 9% of our portfolio at fair value.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

At December 31, 2016, the Company had investments in 45 portfolio companies. The composition of our investments as of December 31, 2016 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(a)	$113,264,200	$113,482,205
Senior Secured – Second Lien	163,112,172	162,486,388
Unsecured Debt	70,919,986	70,725,412
Equity	14,920,893	18,931,886
Total Investments	$362,217,251	$365,625,891

(a) Includes unitranche investments, which account for 8% of our portfolio at fair value.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of both March 31, 2017 and December 31, 2016, the Company had two such investments with aggregate unfunded commitments of $1,395,000 and $1,875,000, respectively.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2017 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$93,318,989	$93,318,989
Senior Secured – Second Lien	—	9,633,300	149,370,101	159,003,401
Unsecured Debt	—	—	77,115,032	77,115,032
Equity	—	—	22,283,323	22,283,323
Total Investments	$—	$9,633,300	$342,087,445	$351,720,745

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2017 are as follows:

	Senior Secured	Senior Secured Loans-Second	Unsecured
	Loans-First Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Purchases of investments	480,000	14,725,000	6,203,400	1,743,502	23,151,902
Payment-in-kind interest	28,330	22,993	30,796	—	82,119
Sales and Redemptions	(19,888,834)	(10,147,756)	(150,000)	(721,161)	(30,907,751)
Transfer from Term Loan to Equity	(864,101)	—	—	864,101	—
Realized Loss	(627,051)	—	—	—	(627,051)
Change in unrealized depreciation included in earnings	633,696	141,842	225,403	1,464,995	2,465,955
Amortization of premium and accretion of discount, net	74,744	106,614	80,022	—	261,380
Fair value at end of period	$93,318,989	$149,370,101	$77,115,032	$22,283,323	$342,087,445
Change in unrealized depreciation on Level 3 investments still held as of March 31, 2017	$33,096	$323,242	$225,401	$1,464,996	$2,046,735

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2016 are as follows:

	Senior Secured	Senior Secured Loans-Second	Unsecured
	Loans-First Lien	Lien	Debt	Equity	Total
Fair value at beginning of year	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Purchases of investments	25,009,310	35,664,883	1,354,073	3,632,768	65,661,034
Payment-in-kind interest	112,952	22,874	107,940	—	243,766
Sales and Redemptions	(44,947,647)	(9,850,061)	(122,094)	(1,019,375)	(55,939,177)
Realized Gains	(674,702)	—	(12,200,353)	(214,286)	(13,089,341)
Change in unrealized depreciation included in earnings	1,653,933	2,684,245	9,085,283	3,608,906	17,032,367
Amortization of premium and accretion of discount, net	419,398	392,196	288,281	—	1,099,875
Transfer from Level 2	—	(16,365,330)	—	—	(16,365,330)
Fair value at end of year	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Change in unrealized depreciation on Level 3 investments still held as December 31, 2016	$1,399,408	$2,588,122	$9,084,789	$3,686,972	$16,759,291

During the year ended December 31, 2016, there were two transfers from Level 3 to Level 2 as additional broker quotes became available. Transfers are reflected at the value of the securities at the beginning of the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	87,879,419	87,700,233	24.93%
New York	41,985,331	42,163,529	11.99%
Colorado	27,881,900	29,393,617	8.36%
California	24,496,468	24,554,306	6.98%
Massachusetts	22,483,312	23,154,997	6.58%
Georgia	20,638,550	22,651,866	6.44%
New Jersey	21,081,345	21,170,955	6.02%
Missouri	14,104,589	14,528,156	4.13%
Tennessee	12,317,486	12,133,300	3.45%
Arkansas	9,859,407	10,039,349	2.85%
Pennsylvania	8,038,741	8,307,950	2.36%
Puerto Rico	8,716,335	8,216,864	2.34%
Florida	7,458,089	7,534,871	2.14%
Illinois	6,694,582	6,887,578	1.96%
Canada	6,770,381	6,841,739	1.95%
Minnesota	5,700,177	5,716,034	1.63%
North Carolina	4,923,297	5,000,000	1.42%
Washington	4,162,058	4,285,444	1.22%
Virginia	4,032,936	4,120,007	1.17%
Arizona	3,389,667	3,466,748	0.99%
Alabama	1,206,682	1,723,666	0.49%
Utah	1,291,729	1,238,502	0.35%
Ohio	615,041	891,034	0.25%
	$345,727,522	$351,720,745	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$74,433,626	$73,576,277	20.13%
New York	42,102,392	41,930,666	11.47%
Colorado	27,855,053	28,979,651	7.93%
California	28,298,845	28,606,727	7.82%
Massachusetts	22,467,254	22,944,663	6.28%
Georgia	20,626,735	22,469,217	6.15%
New Jersey	20,710,728	20,804,704	5.69%
Illinois	17,554,821	17,590,281	4.81%
Alabama	16,191,841	16,584,379	4.54%
Missouri	14,096,725	14,441,599	3.95%
Tennessee	12,310,883	12,045,701	3.29%
Arkansas	9,912,815	10,102,283	2.76%
Pennsylvania	8,035,182	8,301,104	2.27%
Puerto Rico	8,712,537	8,229,054	2.25%
Florida	7,453,847	7,431,820	2.03%
Canada	6,765,448	6,692,648	1.83%
Minnesota	6,362,834	6,374,800	1.74%
North Carolina	4,920,321	5,000,000	1.37%
Washington	4,158,696	4,211,990	1.15%
Virginia	4,029,530	4,060,519	1.11%
Arizona	3,408,099	3,410,583	0.93%
Utah	1,291,083	1,311,789	0.36%
Ohio	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Finance	$45,849,242	46,702,675	13.27%
Software	36,225,415	37,165,258	10.57%
Healthcare & Pharmaceuticals	34,362,865	35,326,515	10.04%
Services: Business	24,119,261	26,157,717	7.44%
Media: Broadcasting & Subscription	21,010,516	21,996,489	6.25%
Chemicals, Plastics, & Rubber	20,778,399	21,284,761	6.05%
Retail	19,347,048	19,206,570	5.46%
Consumer goods: non-durable	18,492,274	18,789,349	5.34%
Education	17,333,687	17,500,000	4.98%
High Tech Industries	16,496,813	15,393,468	4.38%
Construction & Building	12,811,413	12,825,000	3.65%
Beverage, Food, & Tobacco	11,891,433	11,928,287	3.39%
Consumer Goods: Durable	9,073,643	9,008,595	2.56%
Services: Consumer	8,038,741	8,307,950	2.36%
Automotive	8,308,089	8,268,449	2.35%
Telecommunications	7,954,990	7,662,827	2.18%
Transportation: Cargo	6,770,381	6,841,739	1.95%
Capital Equipment	6,712,485	6,764,124	1.92%
Energy: Oil & Gas	6,713,183	6,713,183	1.91%
FIRE: Insurance	5,400,000	5,400,000	1.54%
Services: Government	4,032,936	4,120,007	1.17%
Hotel, Gaming, & Leisure	3,389,667	3,466,748	0.99%
Environmental Industries	615,041	891,034	0.25%
	$345,727,522	351,720,745	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.05%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Consumer goods: non-durable	20,763,612	21,165,542	5.79%
Chemicals, Plastics, & Rubber	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Beverage, Food, & Tobacco	12,437,795	12,700,000	3.47%
Consumer Goods: Durable	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%
	$362,217,251	365,625,891	100.00%

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2017:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-2.28% to 0.41% (-0.94%)
		Income/Market	Risk free rates	-0.03% to 0.89% (0.27%)
First lien debt	$93,318,989	approach (2)	Market multiples	7x to 14x (10x)(4)

			HY credit spreads,	-7.61% to 5.46% (-0.46%)
		Income/Market	Risk free rates	-0.54% to 0.84% (0.09%)
Second lien debt	$149,370,101	approach (2)	Market multiples	5x to 19x (11x)(4)

			HY credit spreads,	-1.19% to -0.25% (-0.63%)
		Income/Market	Risk free rates	-0.29% to 1.00% (0.22%)
Unsecured debt	$77,115,032	approach (2)	Market multiples	7x to 13x (10x)(4)

			Underwriting multiple/
Equity investments	$22,283,323	Market approach (5)	EBITDA Multiple	1x to 13x (9x)
Total Long Term Level 3
Investments	$342,087,445

(1)	Weighted average based on fair value as of March 31, 2017.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -6.98% (-698 basis points) to 6.87% (687 basis points). The average of all changes was -0.05%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-2.01% to 0.69% (-0.66%)
		Income/Market	Risk free rates	-0.21% to 0.83% (0.16%)
First lien debt	$113,482,205	approach (2)	Market multiples	7x to 14x (10x)(4)

			HY credit spreads,	-7.34% to 6.67% (0.00%)
		Income/Market	Risk free rates	-0.60% to 0.79% (0.00%)
Second lien debt	$144,521,388	approach (2)	Market multiples	5x to 19x (11x)(4)

			HY credit spreads,	-0.91% to 0.03% (-0.36%)
		Income/Market	Risk free rates	-0.36% to 0.95% (0.10%)
Unsecured debt	$70,725,412	approach (2)	Market multiples	7x to 13x (10x)(4)

			Underwriting multiple/
Equity investments	$18,931,886	Market approach (5)	EBITDA Multiple	1x to 13x (9x)
Total Long Term Level 3
Investments	$347,660,891

(1)	Weighted average based on fair value as of December 31, 2016.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.01% (201 basis points) to 0.69% (69 basis points). The average of all changes was -0.66%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

As of March 31, 2017 and December 31, 2016, the Company had unfunded commitments of $1,395,000 and $1,875,000, respectively, to provide debt financing for two portfolio companies. The Company maintains sufficient liquidity to fund such unfunded loan commitments (through cash on hand and available borrowings under its Credit Facility as defined in Note 7, below) should the need arise.

NOTE 6 — FINANCIAL HIGHLIGHTS

	For the	For the
	three months	three months
	ended	ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.69	$13.19
Net investment income	0.33	0.33
Change in unrealized appreciation (depreciation)	0.22	(0.14)
Net realized gain (loss)	(0.06)	—
Provision for taxes on unrealized appreciation on investments	—	0.01
Total from investment operations	$0.48	$0.20
Stockholder distributions from:
Net investment income	(0.34)	(0.34)
Net asset value at end of period	$13.84	$13.05

Per share market value at end of period	$14.55	$10.22
Total return based on market value (2)	23.67%	10.11%
Weighted average shares outstanding	12,479,957	12,479,960

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	For the		For the
	three months		three months
	ended		ended
	March 31, 2017		March 31, 2016
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$172,664,634		$162,932,510
Weighted Average net assets	$170,901,594		$164,632,218
Annualized ratio of gross operating expenses to net assets (3) (6)	13.58%		13.01%
Annualized ratio of interest expense and other fees to net assets (3)	4.91%		4.59%
Annualized ratio of net investment income to net assets (3) (6)	9.84%		10.12%
Portfolio Turnover (4)	6.45%		0.15%
Notes payable	$25,000,000		$25,000,000
Credit Facility payable	$102,500,000		$109,500,000
SBA Debentures	$65,000,000		$65,000,000
Asset coverage ratio (5)	2.35	x	2.21	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.

(3)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

(4)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(5)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator.

(6)	These ratios include the impact of the benefit for income taxes related to unrealized loss on investments of $8,593 for the three months ended March 31, 2017 and a benefit for income taxes related to unrealized gain on investments of $167,339 for the three months ended March 31, 2016, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the three months ended March 31, 2017 and 2016 is <0.01% and 0.10%, respectively.

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

March 31, 2017

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of March 31, 2017, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility including that the Company have a minimum asset coverage of 2.20 to 1.0 immediately after giving effect to such borrowing. As of March 31, 2017, the Company’s asset coverage ratio was 2.35 to 1.0.

As of March 31, 2017 and December 31, 2016, $102,500,000 and $116,000,000, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3,067,715 in connection with obtaining, amending, and maintaining the Credit Facility, which has been recorded as prepaid loan structure fees on its statement of assets and liabilities and being amortized over the life of the Credit Facility. As of March 31, 2017 and December 31, 2016, $705,884 and $828,792 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31,	December 31,
	2017	2016
Credit Facility payable	$102,500,000	$116,000,000
Prepaid loan structure fees	705,885	828,792
Credit facility payable, net of prepaid loan structure fees	$101,794,115	$115,171,208

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

For the three months ended March 31, 2017, the weighted average effective interest rate under the Credit Facility was approximately 3.5% (approximately 4.0% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1,037,642 for the three months ended March 31, 2017, of which $895,668 was interest expense, $110,613 was amortization of loan fees paid on the Credit Facility, $19,066 related to commitment fees on the unused portion of the Credit Facility, and $12,295 related to loan administration fees. The Company paid $961,681 in interest expense and unused commitment fees for the three months ended March 31, 2017. The average borrowings under the Credit Facility for the three months ended March 31, 2017 were $104,747,222.

For the three months ended March 31, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.6% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $989,444 for the three months ended March 31, 2016, of which $845,750 was interest expense, $118,025 was amortization of loan fees paid on the Credit Facility, $13,271 related to commitment fees on the unused portion of the Credit Facility, and $12,398 related to loan administration fees. The Company paid $857,140 in interest expense and unused commitment fees for the three months ended March 31, 2016. The average borrowings under the Credit Facility for the three months ended March 31, 2016 were $109,500,000.

NOTE 8 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year, beginning August 15, 2014. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. As of March 31, 2017 and December 31, 2016, the carrying amount of the Notes was approximately $25,000,000 and the fair value of the Notes was approximately $25.8 million and $25.2 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $929,570 of fees which are being amortized over the term of the Notes, of which $387,440 and $434,109 remained to be amortized as of March 31, 2017 and December 31, 2016, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the Notes Payable, net of deferred financing costs:

	March 31,	December 31,
	2017	2016
Notes payable	$25,000,000	$25,000,000
Deferred financing costs	387,440	434,109
Notes payable, net of deferred financing costs	$24,612,560	$24,565,891

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

For the three months ended March 31, 2017, the Company incurred interest and fee expense on the Notes of $452,919, of which $406,250 was interest expense, $44,939 was amortization of loan fees paid on the Notes, and $1,730 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

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

NOTE 9 — SBA-GUARANTEED DEBENTURES

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of March 31, 2017 and December 31, 2016, the SBIC subsidiary had $38,000,000 and $32,500,000 in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $65,000,000 more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $106,088,381 and $104,622,663 in assets at March 31, 2017 and December 31, 2016, respectively, which accounted for approximately 28.8% and 27.5% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both March 31, 2017 and December 31, 2016, the SBIC subsidiary had $65,000,000 of SBA-guaranteed debentures outstanding, which mature ten years from issuance. The first maturity related to our SBIC debentures does not occur until 2025, and the remaining weighted average duration is approximately 8.6 years as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2017 and December 31, 2016 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2017, the Company has incurred $2,226,250 in financing costs related to the SBA-guaranteed debentures, which were recorded as prepaid loan fees. As of March 31, 2017 and December 31, 2016, $1,577,753 and $1,657,964 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The following is a summary of the SBA Debentures, net of prepaid loan fees:

	March 31,	December 31,
	2017	2016
SBA-guaranteed debentures payable	$65,000,000	$65,000,000
Prepaid loan fees	1,577,753	1,657,964
SBA-guaranteed debentures, net of prepaid loan fees	$63,422,247	$63,342,036

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

For the three months ended March 31, 2017, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $578,070 for the three months ended March 31, 2017, of which $497,859 was interest expense, and $80,211 was amortization of loan fees. The Company paid $1,001,250 of interest expense during the three months ended March 31, 2017. The average borrowings of SBA Debentures for the three months ended March 31, 2017 were $65,000,000.

For the three months ended March 31, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 2.2% (approximately 2.7% including loan fees). Interest is paid semi-annually. The company recorded interest and fee expense on the SBA Debentures of $436,965 for the three months ended March 31, 2016, of which $355,863 was interest expense, and $81,102 was amortization of loan fees. The company paid $557,540 of interest expense during the three months ended March 31, 2016. The average borrowings of SBA Debentures for the three months ended March 31, 2016 were $65,000,000.

NOTE 10 — SUBSEQUENT EVENTS

Investment Portfolio

On May 1, 2017, the Company received full repayment on the second lien term loan of Telecommunications Management LLC for proceeds of $5.0 million.

Equity Offering

On April 5, 2017, the Company priced a public offering of 2,750,000 shares of common stock in an underwritten public offering. The public offering price was set at $14.10 per share and net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses payable by the Company, was approximately $37,512,000. The Company also granted the underwriters an option, exercisable for 30 days, to purchase up to 412,500 additional shares of common stock, which was exercised on April 24, 2017, resulting in net proceeds to the company of an additional $5,647,125.

Credit Facility

The outstanding balance under the Credit Facility as of May 4, 2017 was $53,000,000.

Dividend Declared

On April 14, 2017, the Company’s board of directors declared a regular monthly dividend for each of April 2017, May 2017 and June 2017 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/14/2017	4/26/2017	4/28/2017	5/15/2017	$0.1133
4/14/2017	5/26/2017	5/31/2017	6/15/2017	$0.1133
4/14/2017	6/28/2017	6/30/2017	7/14/2017	$0.1133

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have elected to be treated for U.S. federal tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2017, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of March 31, 2017, we had $351.7 million (at fair value) invested in 46 portfolio companies. As of March 31, 2017, our portfolio included approximately 27% of first lien debt, 45% of second lien debt, 22% of unsecured debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2017 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$92,467,285	$93,318,989
Senior Secured – Second Lien	159,368,696	159,003,401
Unsecured Debt	77,084,203	77,115,032
Equity	16,807,338	22,283,323
Total Investments	$345,727,522	$351,720,745

As of December 31, 2016, we had $365.6 million (at fair value) invested in 45 portfolio companies. As of December 31, 2016, our portfolio included approximately 31% of first lien debt, 45% of second lien debt, 19% of unsecured debt and 5% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2016 was as follows:

	Cost	Fair Value
Senior Secured – First Lien	$113,264,200	$113,482,205
Senior Secured – Second Lien	163,112,172	162,486,388
Unsecured Debt	70,919,986	70,725,412
Equity	14,920,893	18,931,886
Total Investments	$362,217,251	$365,625,891

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2017 and December 31, 2016, we had two such investments with aggregate unfunded commitments of $1.4 million and $1.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	87,879,419	87,700,233	24.93%
New York	41,985,331	42,163,529	11.99%
Colorado	27,881,900	29,393,617	8.36%
California	24,496,468	24,554,306	6.98%
Massachusetts	22,483,312	23,154,997	6.58%
Georgia	20,638,550	22,651,866	6.44%
New Jersey	21,081,345	21,170,955	6.02%
Missouri	14,104,589	14,528,156	4.13%
Tennessee	12,317,486	12,133,300	3.45%
Arkansas	9,859,407	10,039,349	2.85%
Pennsylvania	8,038,741	8,307,950	2.36%
Puerto Rico	8,716,335	8,216,864	2.34%
Florida	7,458,089	7,534,871	2.14%
Illinois	6,694,582	6,887,578	1.96%
Canada	6,770,381	6,841,739	1.95%
Minnesota	5,700,177	5,716,034	1.63%
North Carolina	4,923,297	5,000,000	1.42%
Washington	4,162,058	4,285,444	1.22%
Virginia	4,032,936	4,120,007	1.17%
Arizona	3,389,667	3,466,748	0.99%
Alabama	1,206,682	1,723,666	0.49%
Utah	1,291,729	1,238,502	0.35%
Ohio	615,041	891,034	0.25%
	$345,727,522	$351,720,745	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$74,433,626	$73,576,277	20.13%
New York	42,102,392	41,930,666	11.47%
Colorado	27,855,053	28,979,651	7.93%
California	28,298,845	28,606,727	7.82%
Massachusetts	22,467,254	22,944,663	6.28%
Georgia	20,626,735	22,469,217	6.15%
New Jersey	20,710,728	20,804,704	5.69%
Illinois	17,554,821	17,590,281	4.81%
Alabama	16,191,841	16,584,379	4.54%
Missouri	14,096,725	14,441,599	3.95%
Tennessee	12,310,883	12,045,701	3.29%
Arkansas	9,912,815	10,102,283	2.76%
Pennsylvania	8,035,182	8,301,104	2.27%
Puerto Rico	8,712,537	8,229,054	2.25%
Florida	7,453,847	7,431,820	2.03%
Canada	6,765,448	6,692,648	1.83%
Minnesota	6,362,834	6,374,800	1.74%
North Carolina	4,920,321	5,000,000	1.37%
Washington	4,158,696	4,211,990	1.15%
Virginia	4,029,530	4,060,519	1.11%
Arizona	3,408,099	3,410,583	0.93%
Utah	1,291,083	1,311,789	0.36%
Ohio	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.00%
53

The following is a summary of industry concentration of our investment portfolio as of March 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Finance	$45,849,242	46,702,675	13.27%
Software	36,225,415	37,165,258	10.57%
Healthcare & Pharmaceuticals	34,362,865	35,326,515	10.04%
Services: Business	24,119,261	26,157,717	7.44%
Media: Broadcasting & Subscription	21,010,516	21,996,489	6.25%
Chemicals, Plastics, & Rubber	20,778,399	21,284,761	6.05%
Retail	19,347,048	19,206,570	5.46%
Consumer goods: non-durable	18,492,274	18,789,349	5.34%
Education	17,333,687	17,500,000	4.98%
High Tech Industries	16,496,813	15,393,468	4.38%
Construction & Building	12,811,413	12,825,000	3.65%
Beverage, Food, & Tobacco	11,891,433	11,928,287	3.39%
Consumer Goods: Durable	9,073,643	9,008,595	2.56%
Services: Consumer	8,038,741	8,307,950	2.36%
Automotive	8,308,089	8,268,449	2.35%
Telecommunications	7,954,990	7,662,827	2.18%
Transportation: Cargo	6,770,381	6,841,739	1.95%
Capital Equipment	6,712,485	6,764,124	1.92%
Energy: Oil & Gas	6,713,183	6,713,183	1.91%
FIRE: Insurance	5,400,000	5,400,000	1.54%
Services: Government	4,032,936	4,120,007	1.17%
Hotel, Gaming, & Leisure	3,389,667	3,466,748	0.99%
Environmental Industries	615,041	891,034	0.25%
	$345,727,522.00	351,720,745.00	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.05%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Consumer goods: non-durable	20,763,612	21,165,542	5.79%
Chemicals, Plastics, & Rubber	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Beverage, Food, & Tobacco	12,437,795	12,700,000	3.47%
Consumer Goods: Durable	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%
	$362,217,251	365,625,891	100.00%

At March 31, 2017, our average portfolio company investment was approximately $7.8 million at both amortized cost and fair value, and our largest portfolio company investment at amortized cost and fair value was approximately $21.2 million and $21.4 million, respectively. At December 31, 2016, our average portfolio company investment at amortized cost and fair value was approximately $8.0 million and $8.1 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.5 million and $22.9 million, respectively.

At March 31, 2017, 71% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 29% bore interest at fixed rates. At December 31, 2016, 77% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 23% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2017 and December 31, 2016 was 11.3% and 11.0%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $11.5 million and $9.2 million, respectively.

Investment Activity

During the three months ended March 31, 2017, we made an aggregate of $23.2 million of investments in three new portfolio companies and two existing portfolio companies. During the three months ended March 31, 2017, we received an aggregate of $39.3 million in proceeds from repayments of our investments, including $1.1 million from amortization of certain investments and a $0.7 million dividend which was accounted for as a return of capital. In addition, we realized a $0.8 million loss on conversion of our term loan in Glori Energy Production, Inc. to equity, this realized loss was previously recorded as an unrealized loss at December 31, 2016, therefore there is no impact on earnings or Net Asset Value during the quarter ended March 31, 2017. Our equity in the company has cost basis of $1.0 million at March 31, 2017.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2017			As of December 31, 2016
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$84.9	23%	11	$73.5	20%	6
2	223.7	64%	28	239.8	66%	32
3	41.4	13%	5	50.7	14%	5
4	1.0	—%	1	0.9	—%	1
5	0.7	—%	1	1	—%	1
Total	$351.7	100%	46	$365.6	100%	45

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2017, we had no loans on non-accrual status. As of December 31, 2016, we had two loans on non-accrual status, which represented approximately 0.7% of our loan portfolio at cost and 0.4% at fair value.

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

Comparison of the three months ended March 31, 2017 and 2016

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

The following shows the breakdown of investment income for the three months ended March 31, 2017 and 2016 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016
Interest income	$9.4	$9.3
PIK Interest	0.1	0.1
Miscellaneous fees	0.4	0.1
Total	$9.9	$9.5

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering expenses;
•	Expenses incurred in valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by Stellus Capital or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	base management and incentive fees;
•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	transfer agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2017 and 2016 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016
Operating Expenses
Management fees	$1.6	$1.5
Valuation Fees	0.2	0.1
Administrative services expenses	0.3	0.3
Incentive fees	1.0	1.0
Professional fees	0.2	0.2
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	2.1	1.9
Other general and administrative	0.1	0.2
Total Operating Expenses	$5.7	$5.4

The increase in operating expenses for the respective periods was primarily due to an increase in interest expense driven by the rate pooling of our SBA-guaranteed Debentures in the first quarter of last year.

Net Investment Income

For the three months ended March 31, 2017, net investment income was $4.1 million, or $0.33 per common share (based on 12,479,957 weighted-average common shares outstanding at March 31, 2017).

For the three months ended March 31, 2016, net investment income was $4.1 million, or $0.33 per common share (based on 12,479,960 weighted-average common shares outstanding at March 31, 2016).

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other investments and a non-cash conversion of debt to equity for the three months ended March 31, 2017 totaled $39.3 million and net realized loss totaled $0.8 million.

Repayments of investments and amortization of other investments for the three months ended March 31, 2016 totaled $0.5 million and net realized gain totaled $894.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended March 31, 2017 and 2016 totaled $2.6 million and $(1.7) million, respectively.

The net change in unrealized appreciation (depreciation) between the respective periods was due to a general tightening of credit spreads and depreciation on our one non-accrual loan in the first quarter of last year.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2017 and 2016, we recognized a benefit for income tax on unrealized investments of $8.0 thousand and $167 thousand for the Taxable Subsidiaries, respectively. As of March 31, 2017 and December 31, 2016, a deferred tax liability of $0 and $8 thousand, respectively, were included on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2017, net increase in net assets resulting from operations totaled $6.0 million, or $0.48 per common share (based on 12,479,957 weighted-average common shares outstanding at March 31, 2017).

For the three months ended March 31, 2016, net increase in net assets resulting from operations totaled $2.5 million, or $0.20 per common share (based on 12,479,960 weighted-average common shares outstanding at March 31, 2016).

The increase in the net increase in net assets between the respective periods was due to the change in unrealized appreciation (depreciation) mentioned above.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $20.1 million for the three months ended March 31, 2017, primarily in connection with cash interest received and repayments of our investments, much of which was offset by the purchase and origination of new portfolio investments. Our financing activities for the three months ended March 31, 2017 used cash of $17.8 million due to distributions to stockholders and net repayments of our Credit Facility during the period.

Our operating activities used cash of $0.1 million for the three months ended March 31, 2016, primarily in connection with purchases of investments, offset by cash interest received. Our financing activities for the three months ended March 31, 2016 used cash of $4.2 million due to distributions to stockholders during the period.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. As of March 31, 2017 and December 31, 2016, our asset coverage ratio was 235% and 221%, respectively. At all times during the three months ended March 31, 2017 and year ended December 31, 2016, we were in compliance with the asset coverage requirements. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $11.5 million and $9.2 million, respectively.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of March 31, 2017, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility including that the Company have a minimum asset coverage of 2.20 to 1.0 immediately after giving effect to such borrowing. As of March 31, 2017, the Company’s asset coverage ratio was 2.35 to 1.0.

As of March 31, 2017 and December 31, 2016, $102.5 and $116.0 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Credit Facility, which has been recorded as prepaid loan structure fees on its statement of assets and liabilities and being amortized over the life of the Credit Facility. As of March 31, 2017 and December 31, 2016, $0.7 million and $0.8 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

For the three months ended March 31, 2017, the weighted average effective interest rate under the Credit Facility was approximately 3.5% (approximately 4.0% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1.0 million for the three months ended March 31, 2017, of which $0.9 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $1.0 million in interest expense and unused commitment fees for the three months ended March 31, 2017. The average borrowings under the Credit Facility for the three months ended March 31, 2017 were $104.7 million.

For the three months ended March 31, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.6% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $1.0 million for the three months ended March 31, 2016, of which $0.8 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $0.9 million in interest expense and unused commitment fees for the three months ended March 31, 2016. The average borrowings under the Credit Facility for the three months ended March 31, 2016 were $109.5 million.

Notes Offering

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year. The Notes are unsecured obligations and rank pari passu with our current and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under our Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of the SBIC subsidiary. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both March 31, 2017 and December 31, 2016, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was approximately $25.8 million and $25.2 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the Notes, of which $0.4 million remains to be amortized. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

For the three months ended March 31, 2017, the Company incurred interest and fee expense on the Notes of $0.5 million, of which $0.4 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.4 million in interest expense on the Notes during the period.

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

SBA-Guaranteed Debentures

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of March 31, 2017 and December 31, 2016, the SBIC subsidiary had $38.0 and $32.5 million in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $65 million (based on current regulatory capital, as such term is defined by the SBA, of $38.0 million) more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $106.1 million and $104.6 million in assets at March 31, 2017 and December 31, 2016, respectively, which accounted for approximately 28.8% and 27.5% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both March 31, 2017 and December 31, 2016, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures (the “SBA Debentures”) outstanding, which mature ten years from issuance. The first maturity related to the SBA Debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA Debentures is approximately 8.6 years as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2017 and December 31, 2016 the SBA Debentures would be deemed to be Level 3, as defined in Note 4 to our consolidated financial statements.

As of March 31, 2017, the Company has incurred $2.2 million in financing costs related to the SBA Debentures. As of March 31, 2017 and December 31, 2016, $1.6 million and $1.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

For the three months ended March 31, 2017, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $0.6 million for the three months ended March 31, 2017, of which $0.5 million was interest expense, and $0.1 million was amortization of loan fees. The Company paid $1.0 million of interest expense during the three months ended March 31, 2017. The average borrowings of SBA Debentures for the three months ended March 31, 2017 were $65.0 million.

For the three months ended March 31, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 2.2% (approximately 2.7% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $0.4 million for the three months ended March 31, 2016, of which $0.4 million was interest expense, $0.1 was amortization of loan fees. The Company paid $0.6 million of interest expense for the three months ended March 31, 2016. The average borrowings of SBA Debentures for the three months ended March 31, 2016 were $63.1 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2017 and December 31, 2016, our off-balance sheet arrangements consisted of unfunded commitments to provide debt financing to two our portfolio companies totaling $1.4 million and $1.9 million, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments (through cash on hand and available borrowings under its Credit Facility as defined in Note 7) should the need arise.

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

Subsequent Events

Equity Offering

On April 5, 2017, the Company priced a public offering of 2,750,000 shares of common stock in an underwritten public offering. The public offering price was set at $14.10 per share and net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses payable by the Company, was approximately $37.5 million. The Company also granted the underwriters an option, exercisable for 30 days, to purchase up to 412,500 additional shares of common stock, which was exercised on April 24, 2017, resulting in net proceeds to the company of an additional $5.6 million.

Credit Facility

The outstanding balance under the Credit Facility as of May 4, 2017 was $53,000,000.

Dividend Declared

On April 14, 2017, the Company’s board of directors declared a regular monthly dividend for each of April 2017, May 2017 and June 2017 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/14/2017	4/26/2017	4/28/2017	5/15/2017	$0.1133
4/14/2017	5/26/2017	5/31/2017	6/15/2017	$0.1133
4/14/2017	6/28/2017	6/30/2017	7/14/2017	$0.1133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the quarters ended March 31, 2017 and 2016, 77% and 76%, or 40 and 35 of the loans in our portfolio bore interest at floating rates, respectively. For the quarter ended, 2017, 37 of these 40 loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2017, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income approximately $536 thousand million, due to the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the quarters ended March 31, 2017 and March 31, 2016, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of March 31, 2017, we had not entered into any interest rate hedging arrangements. At March 31, 2017, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $260 thousand for the quarter ended March 31, 2017.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as provided below, there has been no other material change in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

An investment in media companies may be risky relative to an investment in companies operating in other industries.

Media companies typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, media companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In recent years, a number of internet companies have filed for bankruptcy or liquidated, and many large companies whose purchases affect the demand for products and services in the media industry have experienced financial difficulties, which may result in decreased demand for such products and services in the future. Our investments in the media industry may be risky and we could lose all or part of our investments.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

To the extent that portfolio companies in which we have invested through a unitranche facility are involved in bankruptcy proceedings, the outcome of such proceedings may be uncertain. For example, it is unclear whether a bankruptcy court would enforce an agreement among lenders which sets the priority of payments among unitranche lenders. In such a case, the “first out” lenders in the unitranche facility may not receive the same degree of protection as they would if the agreement among lenders was enforced.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance. To the extent we and an affiliate both hold investments in the same portfolio company that are of a different character, we may also face restrictions on our ability to become actively involved in the event that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, we may be unable to exercise rights we may otherwise have to protect our interests as security holders in such portfolio company.

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
Dated: May 4, 2017
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