Form 10-Q
period 2017-06-30
Stellus Capital Investment Corp
filed 2017-08-03
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 3, 2017 was 15,642,457.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30,
	2017	December 31,
	(unaudited)	2016
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $1,052,185 and $0, respectively)	$980,000	$—
Non-controlled, non-affiliated investments, at fair value (amortized cost of $329,218,652 and $362,217,251, respectively)	336,390,312	365,625,891
Cash and cash equivalents	6,953,303	9,194,129
Interest receivable	4,007,830	4,601,742
Accounts receivable	8,343	748
Prepaid expenses	302,716	456,219
Total Assets	$348,642,504	$379,878,729
LIABILITIES
Notes Payable	$24,654,747	$24,565,891
Credit facility payable	38,418,389	115,171,208
SBA Debentures	63,503,349	63,342,036
Dividends payable	1,772,293	1,413,982
Base management fees payable	1,023,011	1,608,295
Incentive fees payable	1,423,614	1,353,271
Interest payable	888,145	973,812
Unearned revenue	22,288	19,955
Administrative services payable	316,193	272,511
Deferred Tax Liability	—	8,593
Other accrued expenses and liabilities	167,302	267,390
Total Liabilities	$132,189,331	$208,996,944
Net Assets	$216,453,173	$170,881,785
NET ASSETS
Common Stock, par value $0.001 per share (200,000,000 shares authorized, 15,642,457 and 12,479,959 shares issued and outstanding, respectively)	$15,642	$12,480
Paid-in capital	224,052,179	180,994,723
Accumulated net realized loss	(13,801,668)	(13,089,671)
Distributions in excess of net investment income	(912,456)	(435,794)
Net unrealized appreciation on investments and cash equivalents, net of provision for taxes of $0 and $8,593, respectively	7,099,476	3,400,047
Net Assets	$216,453,173	$170,881,785
Total Liabilities and Net Assets	$348,642,504	$379,878,729
Net Asset Value Per Share	$13.84	$13.69

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income	$9,642,531	$9,328,416	$19,118,783	$18,703,153
Other income	751,834	294,753	1,139,562	387,849
Total Investment Income	$10,394,365	$9,623,169	$20,258,345	19,091,002
OPERATING EXPENSES
Management fees	$1,523,010	$1,550,841	$3,087,538	$3,099,214
Valuation fees	23,305	67,701	189,394	200,167
Administrative services expenses	310,860	250,627	619,958	537,927
Incentive fees	1,234,616	986,276	2,255,843	2,011,098
Professional fees	219,487	195,203	447,164	387,314
Directors' fees	79,000	86,000	171,000	178,000
Insurance expense	110,466	118,027	219,718	236,053
Interest expense and other fees	1,780,809	2,015,189	3,849,439	3,895,032
Deferred offering costs	-	261,761	-	261,761
Other general and administrative expenses	174,353	146,442	336,205	240,044
Total Operating Expenses	5,455,906	5,678,067	11,176,259	11,046,610
Net Investment Income	$4,938,459	$3,945,102	$9,082,086	$8,044,392
Net Realized Gain (Loss) on Investments and Cash Equivalents	$54	$1,486	$(711,997)	$2,380
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	$1,106,253	$928,520	$3,690,836	$(815,154)
Benefit for taxes on net realized loss or net unrealized gain on investments at Taxable Subsidiaries	$-	$154,812	$8,593	$322,151
Net Increase in Net Assets Resulting from Operations	$6,044,766	$5,029,920	$12,069,518	$7,553,769
Net Investment Income Per Share	$0.32	$0.32	$0.65	$0.64
Net Increase in Net Assets Resulting from Operations Per Share	$0.39	$0.41	$0.87	$0.61
Weighted Average Shares of Common Stock Outstanding	15,347,814	12,479,959	13,921,808	12,479,959
Distributions Per Share	$0.34	$0.34	$0.68	$0.68

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2017	2016
Increase in Net Assets Resulting from Operations
Net investment income	$9,082,086	$8,044,392
Net realized gain (loss) on investments and cash equivalents	(711,997)	2,380
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	3,690,836	(815,154)
Benefit for taxes on net realized loss or net unrealized gain on investments at Taxable Subsidiaries	8,593	322,151
Net Increase in Net Assets Resulting from Operations	12,069,518	7,553,769
Stockholder distributions
Net investment income	(9,558,748)	(8,484,372)
Total Distributions	(9,558,748)	(8,484,372)
Capital share transactions
Issuance of common stock[1]	44,591,250	—
Sales load	(1,296,625)	—
Offering costs	(234,007)	—
Net increase in net assets resulting from capital share transactions	43,060,618	—
Total increase (decrease) in net assets	45,571,388	(930,603)
Net assets at beginning of period	170,881,785	164,651,104
Net assets at end of period (includes $912,456 and $1,219,620 of distributions in excess of net investment income, respectively)	$216,453,173	$163,720,501

1 See Note 4 of the Notes to the Consolidated Financial Statements

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$12,069,518	$7,553,769
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(47,994,614)	(17,899,868)
Proceeds from sales and repayments of investments	79,950,227	15,972,633
Net change in unrealized (appreciation) depreciation on investments	(3,690,836)	815,154
Deferred tax benefit	(8,593)	(322,151)
Increase in investments due to PIK	(145,445)	(109,619)
Amortization of premium and accretion of discount, net	(575,750)	(557,840)
Amortization of loan structure fees	247,181	260,846
Amortization of deferred financing costs	88,856	162,203
Amortization of loan fees on SBIC debentures	161,313	88,709
Net realized loss (gain) on investments	711,997	(2,380)
Deferred offering cost	—	261,761
Changes in other assets and liabilities
Decrease in interest receivable	593,912	522,724
Decrease (increase) in accounts receivable	(7,595)	7,684
Decrease in prepaid expenses and fees	153,503	177,750
Increase (decrease) in management fees payable	(585,284)	32,062
Increase in directors' fees payable	—	86,000
Increase in incentive fees payable	70,343	711,073
Increase (decrease) in administrative services payable	43,682	(163,551)
Increase (decrease) in interest payable	(85,667)	272,180
Increase (decrease) in unearned revenue	2,333	(13,284)
Increase (decrease) in other accrued expenses and liabilities	(100,088)	86,921
Net cash provided by operating activities	$40,898,993	$7,942,776
Cash flows from financing activities
Proceeds from the issuance of common stock	44,591,250	—
Sales load for common stock issued	(1,296,625)	—
Offering costs paid for common stock issued	(234,007)	—
Stockholder distributions paid	(9,200,437)	(8,484,372)
Borrowings under credit facility	18,000,000	18,500,000
Repayments of credit facility	(95,000,000)	(18,000,000)
Net cash used in financing activities	$(43,139,819)	$(7,984,372)
Net decrease in cash and cash equivalents	(2,240,826)	(41,596)
Cash and cash equivalents balance at beginning of period	9,194,129	10,875,790
Cash and cash equivalents balance at end of period	$6,953,303	$10,834,194
Supplemental and non-cash financing activities
Interest expense paid	$3,432,756	$3,106,094
Excise tax paid	$37,648	$-
Conversion from debt to equity	$864,101	$-
Increase in Dividend Payable	$358,311

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.								Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity						Energy: Oil & Gas	1,000 shares	$1,052,185	$980,000	0.45%
Subtotal Non-controlled, affiliated investments										1,052,185	980,000	0.45%

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	1.00%	11.80%		3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,262,113	$5,165,480	2.39%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	270,000	0.12%
Total										5,637,113	5,435,480	2.51%
Apex Environmental Resources Holdings, LLC								Amsterdam, OH
Common Units	(4)	Equity						Environmental Industries	614 shares	614	1,119	0.00%
Preferred Units	(4)	Equity							614 shares	614,427	1,118,881	0.52%
Total										615,041	1,120,000	0.52%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,942,907	8,000,000	3.70%
Atmosphere Aggregator Holdings II, LP								Atlanta, GA
Common Units	(4)	Equity						Services: Business	254,250 units	254,250	726,609	0.34%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	2,143,391	0.99%
Total										1,004,250	2,870,000	1.33%
ASC Communications, LLC	(7)							Chicago, IL
Term Loan (SBIC)	(2)(12)(14)	First Lien	P+5.25%	2.00%	9.50%		6/29/2022	Healthcare & Pharmaceuticals	$7,500,000	7,425,000	7,425,000	3.43%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity							73,529 shares	500,000	500,000	0.23%
Total										7,925,000	7,925,000	3.66%
Beneplace, LLC								Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.30%		9/27/2022	FIRE: Insurance	$5,000,000	4,903,312	4,975,000	2.30%
Beneplace Holdings, LLC Preferred Units	(4)	Equity							500,000 units	500,000	500,000	0.23%
Total										5,403,312	5,475,000	2.53%
Binder & Binder National Social Security Disability Advocates, LLC	(8)							Hauppauge, NY
Residual claim from Term Loan	(4)	Unsecured						Services: Consumer	$700,000	700,000	623,000	0.29%
Calero Software, LLC et al								Rochester, NY
Term Loan	(12)	Second Lien	L+9.50%	1.00%	10.55%		6/5/2019	Telecommunications	$7,500,000	7,437,247	7,500,000	3.46%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	90,000	0.04%
Total										7,962,247	7,590,000	3.50%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	9.49%		12/31/2020	Automotive	$98,746	97,269	98,746	0.05%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	9.49%		12/31/2020		$7,702,191	7,586,974	7,702,191	3.56%
CPP Holdings LLC Class A Common Units	(4)	Equity							149,828 shares	149,828	240,000	0.11%
Total										7,834,071	8,040,937	3.72%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(13)	First Lien	L+6.50%	1.00%	9.11%		7/16/2020	Education	$12,500,000	12,416,189	12,375,000	5.72%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,434,288	12,500,000	5.77%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,986,759	2,000,000	0.92%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,973,411	5,000,000	2.31%
Colford Capital Holdings, LLC Preferred Units	(4)(5)	Equity							38,893 units	557,143	600,000	0.28%
Total										19,951,601	20,100,000	9.28%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	11.80%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,888,777	9,000,000	4.16%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	500,000	0.23%
Total										9,138,777	9,500,000	4.39%
Dream II Holdings, LLC								Boca Raton, FL
Class A Common Units	(4)	Equity						Services: Consumer	250,000 units	242,304	370,000	0.17%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,311,425	18,400,000	8.50%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,655,274	3,750,000	1.73%
Total										19,966,699	22,150,000	10.23%
Empirix Inc.								Billerica, MA
Term Loan	(12)	Second Lien	L+9.50%	1.00%	10.69%		5/1/2020	Software	$11,657,850	11,535,843	11,657,850	5.39%
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.50%	1.00%	10.69%		5/1/2020		$9,750,000	9,646,563	9,750,000	4.50%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,356,300	0.63%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	13,700	0.01%
Total										22,499,812	22,777,850	10.53%
Energy Labs Inc.								Houston, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+7.00%	0.50%	11.24%		9/29/2021	Energy: Oil & Gas	$5,300,000	5,206,120	5,300,000	2.45%
Energy Labs Holding Corp. Common Stock	(4)	Equity							500 shares	500,000	450,000	0.21%
Total										5,706,120	5,750,000	2.66%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	L+8.75%	0.75%	9.81%		12/30/2019	Hotel, Gaming, & Leisure	$3,236,969	3,200,367	3,236,969	1.50%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	146,250	0.07%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	3,750	0.00%
Total										3,321,054	3,386,969	1.57

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.30%		6/10/2021	Consumer Goods: Durable	$7,350,984	7,229,376	7,350,984	3.40%
Furniture Factory Holdings, LLC Term Loan	(11)	Unsecured	11.00%				2/3/2021		$122,823	122,823	122,823	0.06%
Sun Furniture Factory, LP Common Units	(4)	Equity							13,445 shares	94,569	130,000	0.06%
Total										7,446,768	7,603,807	3.52%
GK Holdings, Inc.								Cary, NC
Term Loan	(12)	Second Lien	L+10.25%	1.00%	11.55%		1/30/2022	Education	$5,000,000	4,926,355	5,000,000	2.31%
Good Source Solutions, Inc.								Carlsbad, CA
Term Loan	(13)	First Lien	L+7.25%	0.50%	11.62%		7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,327,142	1,350,000	0.62%
Term Loan (SBIC)	(2)(13)	First Lien	L+7.25%	0.50%	11.62%		7/15/2021		$1,200,000	1,179,681	1,200,000	0.55%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity							159 shares	159,375	150,000	0.07%
Good Source Holdings, LLC Class B Common Units	(4)	Equity							4,482 shares	0	0	0.00%
Total										2,666,198	2,700,000	1.24%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,783,333	4,769,882	4,639,833	2.14%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,946,603	3,500,000	1.62%
Total										8,716,485	8,139,833	3.76%
Hostway Corporation								Chicago, IL
Term Loan	(4)(12)	Second Lien	L+8.75%	1.25%	10.05%		12/13/2020	High Tech Industries	$6,750,000	6,670,396	5,973,750	2.76%
HUF Worldwide, LLC	(9)							Los Angeles, CA
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.15%		10/22/2019	Retail	$3,651,709	3,610,147	3,651,709	1.69%
Term Loan (SBIC)	(2)(12)	First Lien	L+9.00%	0.50%	10.15%		10/22/2019		$6,138,648	6,075,804	6,138,648	2.84%
HUF Holdings, LLC Common Class A Units	(4)	Equity							616,892 units	624,427	330,000	0.15%
Total										10,310,378	10,120,357	4.68%
Keais Records Service, LLC								Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	11.80%		6/30/2022	Services: Business	$7,750,000	7,628,622	7,750,000	3.58%
Keais Holdings, LLC Class A Units	(4)	Equity							148,335 units	775,000	820,000	0.38%
Total										8,403,622	8,570,000	3.96%
KidKraft, Inc.								Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	3/30/2022	Consumer Goods: Durable	$9,268,918	9,102,863	9,176,229	4.24%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(5)(12)	Second Lien	L+8.25%	1.25%	9.55%		4/18/2020	Transportation: Cargo	$6,841,739	6,775,432	6,841,739	3.16%
Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	9.23%		11/30/2021	Media: Broadcasting & Subscription	$4,937,500	4,892,840	4,937,500	2.28%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity							5,000 shares	50,000	57,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity							4,500 shares	450,000	513,000	0.24%
Total										5,392,840	5,507,500	2.55%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Mobileum, Inc.								Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	11.55%		5/1/2022	Software	$9,000,000	8,836,290	9,000,000	4.16%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity							750 units	750,000	730,000	0.34%
Total										9,586,290	9,730,000	4.50%
MBS Holdings, Inc.								Birmingham, AL
Series E Preferred Stock	(4)	Equity						Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	1,533,130	0.71%
Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	316,870	0.15%
Total										1,206,682	1,850,000	0.86%
MTC Parent, L.P.								Oak Brook, IL
Class A-2 Common Units	(4)	Equity						Finance	750,000 shares	28,842	1,490,000	0.69%
National Trench Safety, LLC, et al								Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2022	Construction & Building	$10,000,000	9,831,498	9,850,000	4.55%
NTS Investors, LP Class A Common Units	(4)	Equity							2,335 units	500,000	500,000	0.23%
Total										10,331,498	10,350,000	4.78%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(6)(12)	Unsecured	L+11.00%	1.00%	11.19%	1.00%	1/22/2020	Services: Government	$4,028,288	3,986,448	4,028,288	1.86%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,001	80,000	0.04%
Total										4,036,449	4,108,288	1.90%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(12)	First Lien	L+8.00%		9.23%		9/30/2018	Retail	$880,000	880,000	880,000	0.41%
Term A Loan	(12)	First Lien	L+8.00%		9.23%		9/30/2018		$1,178,566	1,178,566	1,178,566	0.54%
Term B Loan	(6)(12)	First Lien	L+10.75%		10.23%	1.75%	9/30/2018		$6,433,854	6,433,854	6,433,854	2.97%
Total										8,492,420	8,492,420	3.92
Roberts-Gordon, LLC								Buffalo, NY
Term Loan	(12)	Second Lien	L+10.00%	1.00%	11.30%		1/1/2022	Construction & Building	$7,200,000	7,056,000	7,056,000	3.26%
Specified Air Solutions, LLC Class A Common Units	(4)	Equity							3,846 shares	500,045	500,045	0.23%
Total										7,556,045	7,556,045	3.49%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(12)	Second Lien	L+9.50	1.00%	10.69%		9/18/2022	High Tech Industries	$10,000,000	9,836,762	9,850,000	4.55%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,837,669	19,800,000	9.15%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	820,000	0.38%
Total										21,000,213	20,620,000	9.53%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$5,699,297	5,690,178	5,670,800	2.62%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,268,386	7,214,814	7,268,386	3.36%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	927,000	0.43%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	103,000	0.05%
Total										7,839,667	8,298,386	3.84%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Time Manufacturing Acquistion, LLC								Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	8/3/2023	Capital Equipment	$6,349,532	6,228,348	6,349,532	2.93%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity							5,000 units	500,000	410,000	0.19%
Total										6,728,348	6,759,532	3.12%
TFH Reliability, LLC								Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.75%	0.50%	12.05%		4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,767,737	5,875,000	2.71%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity							250,000 shares	250,000	240,000	0.11%
Total										6,017,737	6,115,000	2.82%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	L+11.75%	1.00%	12.98%		6/8/2020	Finance	$4,500,000	4,470,622	4,500,000	2.08%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	519,400	0.24%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	10,600	0.00%
Total										4,920,622	5,030,000	2.32%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,487,511	2,500,000	1.15%
VRI Intermediate Holdings, LLC								Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.25%	1.00%	10.55%		10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,823,640	8,823,640	4.08%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity							326,797 shares	500,000	500,000	0.23%
Total										9,323,640	9,323,640	4.31%
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(12)	Unsecured	L+11.00%	1.00%	12.30%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,233,800	1,181,250	0.55%
WCI Holdings LLC Class A Preferred Units	(4)	Equity							56 units	55,550	9,481	0.00%
WCI Holdings LLC Class B Common Units	(4)	Equity							3,044 units	3,044	519	0.00%
Total										1,292,394	1,191,250	0.55%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.23%		4/23/2020	Software	$3,962,500	3,915,519	3,962,500	1.83%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	5,000	7,400	0.00%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	245,000	362,600	0.17%
Total										4,165,519	4,332,500	2.00%

Total Non-controlled, non-affiliated investments										$329,218,651	$336,390,312	155.41%
Net Investments										$330,270,837	$337,370,312	155.86%
LIABILITIES IN EXCESS OF OTHER ASSETS											(120,917,139)	(55.86)%
NET ASSETS											$216,453,173	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)
June 30, 2017

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, but exclude $4,495,533 of cash and $103,071,285 of investments (at par) that are held by Stellus Capital SBIC LP.

(3)	These loans have LIBOR which are higher than the current applicable LIBOR; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 84% of the Company’s total assets as of June 30, 2017.

(6)	Represents a PIK security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	In the fourth quarter of 2016, Binder & Binder National Social Security Disability, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s fair value has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time the Company does not expect to receive any additional repayment other than what the court has awarded.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,250,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.

(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	These loans loans have Prime floors which are lower than the applicable Prime rates; therefore, the floors are not in effect.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$ 5,325,237	$ 5,252,426	$ 5,277,059	3.09%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	399,550	0.23%
Total										5,627,426	5,676,609	3.32%
Apex Environmental Resources Holdings, LLC								Amsterdam, OH
Common Units	(4)	Equity						Environmental Industries	517 shares	517	525	0.00%
Preferred Units	(4)	Equity							517 shares	517,439	524,911	0.31%
Total										517,956	525,436	0.31%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$ 8,000,000	7,928,373	8,000,000	4.68%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Residual Claim From Term Loan	(4)(14)	Unsecured						Services: Consumer	$ 1,000,000	1,000,000	722,059	0.42%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$ 7,500,000	7,422,928	7,441,535	4.35%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	152,855	0.09%
Total										7,947,928	7,594,390	4.44%
C.A.R.S. Protection Plus, Inc								Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	9.03%		12/31/2020	Automotive	$ 101,911	100,207	101,911	0.06%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	9.03%		12/31/2020		$ 7,949,027	7,785,147	7,949,027	4.65%
CPP Holdings LLC Class A Common Units	(4)	Equity							149,828 shares	149,828	250,166	0.15%
Total										8,035,182	8,301,104	4.86%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(13)	First Lien	L+6.50%	1.00%	8.99%		7/16/2020	Education	$12,500,000	12,404,725	12,498,701	7.31%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,401,505	12,477,883	7.30%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$ 2,000,000	1,980,173	1,996,461	1.17%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$ 5,000,000	4,960,146	4,991,153	2.92%
CC Blocker 1, LLC Preferred Units	(4)(5)	Equity							38,893 units	557,143	671,462	0.39%
Total										19,898,967	20,136,959	11.78%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Doskocil Manufacturing Company, Inc.								Arlington, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+6.00%	1.00%	9.40%		11/10/2020	Consumer goods: non-durable	$ 8,750,000	$ 8,626,143	$ 8,750,000	5.12%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	11.50%		12/31/2020	Chemicals, Plastics, & Rubber	$ 9,000,000	8,876,203	9,000,000	5.27%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	478,950	0.28%
Total										9,126,203	9,478,950	5.55%
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	18,271,406	18,348,093	10.74%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,655,274	2,631,558	1.54%
Total										19,926,680	20,979,651	12.28%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,517,953	11,582,173	6.78%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$ 9,750,000	9,631,895	9,686,708	5.67%
Empirix Holdings I, Inc. Common Shares, Class A .	(4)	Equity							1,304 shares	1,304,232	1,659,024	0.97%
Empirix Holdings I, Inc. Common Shares, Class B .	(4)	Equity							1,317,406 shares	13,174	16,758	0.01%
Total										22,467,254	22,944,663	13.43%
Energy Labs Inc.								Houston, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+7.00%	0.50%	11.03%		9/29/2021	Energy: Oil & Gas	$ 5,300,000	5,197,928	5,290,561	3.10%
Energy Labs Holding Corp. Common Stock	(4)	Equity							500 shares	500,000	500,000	0.29%
Total										5,697,928	5,790,561	3.39%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$ 3,331,184	3,287,412	3,331,184	1.95%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	77,414	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	1,985	0.00%
Total										3,408,099	3,410,583	2.00
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.00%		6/10/2021	Consumer goods: Durable	$ 9,875,000	9,695,423	9,809,056	5.74%
Furniture Factory Holdings, LLC Term Loan	(15)	Unsecured	11.00%				2/3/2021		$ 122,823	122,823	122,823	0.07%
Sun Furniture Factory, LP Common Units	(4)	Equity							13,445 shares	94,569	170,404	0.10%
Total										9,912,815	10,102,283	5.91%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Education	$5,000,000	$ 4,920,321	$ 5,000,000	2.93%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)(4)(6) (7)(8)	First Lien	L+12.00%	1.00%	11.00%	2.00%	3/14/2017	Energy: Oil & Gas	$1,624,250	1,622,130	864,101	0.51%
Good Source Solutions, Inc.								Carlsbad, CA
Term Loan	(13)	First Lien	L+7.25%	0.50%	11.38%		7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,325,011	1,346,203	0.79%
Term Loan (SBIC)	(2)(13)	First Lien	L+7.25%	0.50%	11.38%		7/15/2021		$1,200,000	1,177,788	1,196,625	0.70%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity							159 shares	159,375	136,633	0.08%
Good Source Holdings, LLC Class B Common Units	(4)	Equity							4,482 shares	0	0	0.00%
Total										2,662,174	2,679,461	1.57%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,812,500	4,787,801	4,693,463	2.75%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,924,736	3,535,591	2.07%
Total										8,712,537	8,229,054	4.82%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,286,790	7,211,543	7,286,790	4.26%
Dream II Holdings, LLC Class A Common Units	(4)	Equity							250,000 units	242,304	145,030	0.08%
Total										7,453,847	7,431,820	4.34%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,661,202	5,832,000	3.41%
HUF Worldwide, LLC								Los Angeles, CA
Revolver	(9)(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019	Retail	$ 375,000	375,000	375,000	0.22%
Term Loan	(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019		$3,651,709	3,603,959	3,651,709	2.14%
Term Loan (SBIC)	(2)(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019		$6,138,648	6,063,652	6,138,648	3.59%
HUF Holdings, LLC Common Class A Units	(4)	Equity							616,892 units	624,427	624,427	0.37%
Total										10,667,038	10,789,784	6.32%
Keais Records Service, LLC								Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	11.50%		6/30/2022	Services: Business	$7,750,000	7,620,000	7,620,000	4.46%
Keais Holdings, LLC Class A Units	(4)	Equity							148,335 units	775,000	775,000	0.45%
Total										8,395,000	8,395,000	4.91%
KidKraft, Inc.								Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	3/30/2022	Consumer Goods: Durable	$9,222,874	9,044,671	9,044,671	5.29%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+8.25%	1.25%	9.50%		4/18/2020	Transportation: Cargo	$6,841,739	6,765,448	6,692,648	3.92%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	8.76%		11/30/2021	Media: Broadcasting & Subscription	$ 5,000,000	$ 4,950,667	$ 4,950,667	2.90%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity							5,000 shares	50,000	50,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity							4,500 shares	450,000	450,000	0.26%
Total										5,450,667	5,450,667	3.19%
Mobileum, Inc.								Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	11.25%		5/1/2022	Software	$ 9,000,000	8,823,965	8,823,965	5.16%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity							750 units	750,000	750,000	0.44%
Total										9,573,965	9,573,965	5.60%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$ 6,468,196	6,395,759	6,403,563	3.75%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$ 8,687,486	8,589,400	8,600,676	5.03%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,309,492	0.77%
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	270,648	0.16%
Total										16,191,841	16,584,379	9.71%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Finance	$ 575,000	564,899	575,000	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$ 9,750,000	9,578,720	9,750,000	5.71%
MTC Parent, L.P. Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	1,433,281	0.84%
Total										10,893,619	11,758,281	6.89%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$ 4,028,288	3,979,529	3,992,337	2.34%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,001	68,182	0.04%
Total										4,029,530	4,060,519	2.38%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(12)	First Lien	L+8.00%		8.77%		9/30/2018	Retail	$ 400,000	400,000	400,000	0.23%
Term A Loan	(11)(12)	First Lien	L+8.00%		8.77%		9/30/2018		$ 1,502,736	1,502,736	1,502,736	0.88%
Term B Loan	(6)(11)(12)	First Lien	L+10.75%		9.77%	1.75%	9/30/2018		$ 6,403,267	6,403,267	6,403,267	3.75%
Total										8,306,003	8,306,003	4.86
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$ 8,500,000	8,455,863	8,415,000	4.92%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	High Tech Industries	$10,000,000	9,825,536	9,550,000	5.59%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	$19,791,938	$19,618,086	11.48%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,012,266	0.59%
Total										20,954,482	20,630,352	12.07%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$ 6,387,916	6,362,834	6,374,800	3.73%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$ 7,245,241	7,179,977	7,206,517	4.22%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	738,067	0.43%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	82,007	0.05%
Total										7,804,830	8,026,591	4.70%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		7/26/2022	Services: Business	$15,000,000	14,705,967	15,000,000	8.78%
Atmosphere Aggregator Holdings II, LP Common Units	(4)	Equity							254,250 units	254,250	630,373	0.37%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	1,859,506	1.09%
Total										15,710,217	17,489,879	10.24%
360 Holdings III Corp								Irvine, CA Consumer goods:
Term Loan	(3)	First Lien	L+9.00%	1.00%	10.00%		10/1/2021	non-durable	$ 3,950,000	3,811,652	3,950,000	2.31%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$ 5,000,000	4,970,522	4,962,649	2.90%
TFH Reliability, LLC		Second						Houston, TX
Term Loan (SBIC)	(2)(12)	Lien	L+10.75%	0.50%	11.75%		4/21/2022	Chemicals, Plastics, & Rubber	$ 5,875,000	5,759,983	5,759,983	3.37%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity							250,000 shares	250,000	250,000	0.15%
Total										6,009,983	6,009,983	3.52%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+11.75%	1.00%	12.75%		6/8/2020	Finance	$ 4,500,000	4,466,518	4,500,000	2.63%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	469,751	0.27%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,587	0.01%
Total										4,916,518	4,979,338	2.91%
Vandelay Industries Finance, LLC, et al								La Vergne, TN
		Second						Construction &
Term Loan	(6)	Lien	11.75%		10.75%	1.00%	11/12/2019	Building	$ 2,500,000	2,485,347	2,495,701	1.46%
Vision Media Management & Fulfillment, LLC								Valencia, CA
Term Loan (SBIC)	(2)(13)	First Lien	L+8.50%	1.00%	10.22%		1/27/2021	Media: Broadcasting & Subscription	$ 1,613,517	1,584,016	1,613,517	0.94%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

									Principal			% of
				LIBOR				Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security	Coupon	floor	Cash	PIK	Maturity	Industry	Shares	Cost	Value(1)	Assets
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(3)	Unsecured	L+10.00%	1.00%	11.00%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	$ 1,232,489	$ 250,000	0.73%
WCI Holdings LLC Class A Preferred Units	(4)	Equity							56 units	55,550	58,579	0.03%
WCI Holdings LLC Class B Common Units	(4)	Equity							3,044 units	3,044	3,210	0.00%
Total										1,291,083	1,311,789	0.76%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,908,696	3,941,705	2.31%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	5,000	5,406	0.00%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	245,000	264,879	0.16%
Total										4,158,696	4,211,990	2.47%
Total Non-controlled, non-affiliated investments										$ 362,217,251	$ 365,625,891	214%
Net Investments										$ 362,217,251	$ 365,625,891	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS											(194,744,106)	(85.52)%
NET ASSETS											$ 170,881,785	100.00%

(1)	See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled nonaffiliated investments and cash and cash equivalents, but exclude $3,457,351 of cash and cash equivalents and $100,252,693 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for discussion.

(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 85% of the Company’s total assets.

(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Investment has been on non-accrual since December 1, 2016.

(8)	Investment is in payment default.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $875,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments — (continued)

December 31, 2016

(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	In the fourth quarter of 2016 Binder, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s cost has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time we do not expect to receive any additional repayment other than what the court has awarded.

(15)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.

Abbreviation Legend

PIK — Payment-In-Kind
L — LIBOR

Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

The Company has issued a total of 15,642,457 shares and raised $231,499,087 in gross proceeds since inception, incurring $7,431,266 in offering expenses and sales load fees for net proceeds from offerings of $224,067,821. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

The Company has established the following wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., SCIC — Hollander Blocker 1, Inc., and SCIC — HUF Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of both June 30, 2017 and December 31, 2016, the SBIC subsidiary had $38.0 million of regulatory capital, as such term is defined by the SBA, and has received commitments from the SBA of $65.0 million. As of both June 30, 2017 and December 31, 2016, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures outstanding.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2017 and June 30, 2016 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016. Certain reclassifications have been made to certain prior period balances to conform with current presentation. In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At June 30, 2017, cash balances totaling $3,159,647 exceeded FDIC insurance protection levels of $250,000 by $2,909,647, subjecting the Company to risk related to the uninsured balance. In addition, at June 30, 2017, the Company held $3,793,656 in cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 9). On June 30, 2017 and December 31, 2016, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, the Notes and SBA-guaranteed debentures and are capitalized at the time of payment. These are costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument.

Offering Costs

Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated. During the quarter ended June 30, 2017, the Company incurred $234,007 in connection with the offering of our stock in April 2017. These costs are shown on the Consolidated Statement of Changes in Net Assets as a reduction to Paid-in Capital. During the quarter ended June 30, 2016, the Company determined that it was no longer likely to issue shares under its then current shelf registration statement. As a result, the Company expensed $261,761 of previously capitalized deferred offering costs in the second quarter of last year. See Note 4 for further discussion.

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
June 30, 2017
(Unaudited)

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

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. For loan and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

We have investments in our portfolio that contain a payment-in-kind (“PIK”) interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be distributed to stockholders, even if we have not collected any cash.

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
June 30, 2017
(Unaudited)

Investment Transaction Costs

Costs that are material associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

Receivables and Payables for Unsettled Securities Transaction

The Company records all investments on a trade date basis.

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code of 1986, as amended, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes annually to its stockholders as dividends. Any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Included in other general and administrative expenses for the six months ended June 30, 2017 is an additional estimate of $14,985 related to the estimated excise tax. The Company accrued $22,663 as of December 31, 2016 and paid $37,648 during the six months ending June 30, 2017.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of June 30, 2017 and December 31, 2016, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and six months ended June 30, 2017 and 2016, were de minimis.

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
June 30, 2017
(Unaudited)

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

For the three and six months ended June 30, 2017, the Company recorded deferred income tax benefit of $0 and $8,593, respectively, related to the Taxable Subsidiaries. For the three and six months ended June 30, 2016, the Company recorded deferred income tax provision of $154,812 and $322,151, respectively, related to the Taxable Subsidiaries. In addition, as of June 30, 2017 and December 31, 2016, the Company had a deferred tax liability of $0 and $8,593, respectively.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has assessed the revenue recognition guidance (Topic 605) and does not anticipate a material change in recognition due to the limited revenue streams and the overall basic requirements for recognition. As such, interest income and other income, the Company’s two revenue streams, will be limited in impact by the aforementioned guidance. Additionally, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. While the Company is currently assessing the impact of the guidance we do not expect the impact of this new standard on our consolidated financial statements to be material. The Company plans to do a modified adoption of ASU No 2014-09 when implemented.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

In November 2015, the FASB issued ASU 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which required entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. The guidance was effective for the Company January 1, 2017. The Company has adopted the guidance as of January 1, 2017 and there is no material impact on its consolidated financial statement.

In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The update is effective for annual periods beginning after December 31, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company early adopted the guidance as of January 1, 2017 and there is no material impact of this new standard on our consolidated financial statements.

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

For the three and six months ended June 30, 2017, the Company recorded an expense for base management fees of $1,523,010 and $3,087,538, respectively. For the three and six months ended June 30, 2016, the Company recorded an expense for base management fees of $1,550,841 and $3,099,214, respectively. As of June 30, 2017 and December 31, 2016, $1,023,011 and $1,608,295, respectively, were payable to Stellus Capital.

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
June 30, 2017
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

For the three and six months ended June 30, 2017, the Company incurred $1,234,616 and $2,255,843 respectively, of Investment Income Incentive Fees. For the three and six months ended June 30, 2016, the Company incurred 986,276 and $2,011,098, respectively, of Investment Income Incentive Fees. As of June 30, 2017 and December 31, 2016, $1,423,614 and $1,353,271, respectively, of such Investment Income Incentive Fees were payable to the Advisor, of which $1,266,741 and $1,162,713, respectively, were currently payable (as explained below). As of June 30, 2017 and December 31, 2016, $156,873 and $190,557, respectively, of Investment Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2017 and 2016, the Company incurred no Capital Gains Incentive Fee. As of June 30, 2017 and December 31, 2016, no Capital Gains Incentive Fees were payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investment Income Incentive Fees Incurred	$1,234,616	$986,276	$2,255,843	$2,011,098
Capital Gains Incentive Fee Incurred	—	—	—	—
Incentive Fee Expense	$1,234,616	$986,276	$2,255,843	$2,011,098

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	June 30,	December 31,
	2017	2016
Investment Income Incentive Fee Currently Payable	$1,266,741	$1,162,714
Investment Income Incentive Fee Deferred	156,873	190,557
Incentive Fee Payable	$1,423,614	$1,353,271

Director Fees

For the three and six months ended June 30, 2017, the Company recorded an expense relating to director fees of $79,000 and $171,000, respectively. For the three and six months ended June 30, 2016, the Company recorded an expense relating to director fees of $86,000 and $178,000, respectively. As of June 30, 2017 and December 31, 2016, no fees were payable relating to director fees.

Co-Investments

The Company has received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital where doing so is consistent with its investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the SEC, with private credit funds managed by Stellus Capital that have an investment strategy that is identical to the Company’s investment strategy. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

Administrative Agent

The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that is redistributed to syndication partners. If not redistributed by the reporting date, such a payable is recorded to syndication partners on the Consolidated Statements of Assets and Liabilities. No such payable exists as of June 30, 2017 and December 31, 2016.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Included in administrative services expense for the three and six months ended June 30, 2017, the Company recorded expenses of $280,274 and $560,196, respectively, relating to the administration agreement. Included in administrative services expense for the three and six months ended June 30, 2016, the Company recorded expenses of $221,755 and $475,908, respectively, relating to the administration agreement. As of June 30, 2017 and December 31, 2016, $280,274 and $232,169, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

NOTE 3 — DISTRIBUTIONS

Monthly distributions are generally declared by the Company’s board of directors each calendar quarter and recognized as distribution liabilities on the ex-dividend date. The Company intends to distribute net realized gains (i.e., net capital gains in excess of net capital losses), if any, at least annually. The stockholder distributions, if any, will be determined by the board of directors. Any distribution to stockholders will be declared out of assets legally available for distribution.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

October 7, 2016	November 30, 2016	December 15, 2016	$0.1133
October 7, 2016	December 30, 2016	January 13, 2017	$0.1133
Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
Total			$6.3648

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No new shares were issued in connection with the distributions made during the three and six months ended June 30, 2017 and 2016.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds	fees	Expenses	Proceeds	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	$14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	$14.47
Quarter ended June 30, 2017	3,162,500	44,591,250	1,296,625	234,007	43,060,618	$14.10
Total	15,642,457	$231,499,087	$6,331,855	$1,099,411	224,067,821

The Company issued no shares of common stock during the three and six months ended June 30, 2017 or the year ended December 31, 2016 in connection with the stockholder distribution reinvestment plan.

The Company issued 3,162,500 additional shares of common stock during the quarter ended June 30, 2017 in connection with an equity offering. Gross proceeds resulting from the issuance totaled $44,591,250, and underwriting and other expenses related to the offering totaled $1,530,632. The average offering price for this capital raise was $14.10.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and six ended June 30, 2017 and June 30, 2016.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$6,044,766	$5,029,920	$12,069,518	$7,553,769
Average common shares	15,347,814	12,479,959	13,921,808	12,479,959
Basic and diluted earnings per common share	$0.39	$0.41	$0.87	$0.61

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

At June 30, 2017, the Company had investments in 46 portfolio companies. The composition of our investments as of June 30, 2017 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(a)	$79,199,390	$79,569,800
Senior Secured – Second Lien	155,692,613	155,707,188
Unsecured Debt	77,029,784	77,273,279
Equity	18,349,050	24,820,045
Total Investments	$330,270,837	$337,370,312

(a) Includes unitranche investments, which account for 6% of our portfolio at fair value.

At December 31, 2016, the Company had investments in 45 portfolio companies. The composition of our investments as of December 31, 2016 was as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	Cost	Fair Value
Senior Secured – First Lien(a)	$113,264,200	$113,482,205
Senior Secured – Second Lien	163,112,172	162,486,388
Unsecured Debt	70,919,986	70,725,412
Equity	14,920,893	18,931,886
Total Investments	$362,217,251	$365,625,891

(a) Includes unitranche investments, which account for 8% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2017 and December 31, 2016, the Company had three and two such investments, respectively, with aggregate unfunded commitments of $2,436,667 and $1,875,000, respectively.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2017 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$79,569,800	$79,569,800
Senior Secured – Second Lien	—	—	155,707,188	155,707,188
Unsecured Debt	—	—	77,273,279	77,273,279
Equity	—	—	24,820,045	24,820,045
Total Investments	$—	$—	$337,370,312	$337,370,312

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$113,482,205	$113,482,205
Senior Secured – Second Lien	—	17,965,000	144,521,388	162,486,388
Unsecured Debt	—	—	70,725,412	70,725,412
Equity	—	—	18,931,886	18,931,886
Total Investments	$—	$17,965,000	$347,660,891	$365,625,891

The aggregate values of Level 3 portfolio investments changed during the six months ended June 30, 2017 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Purchases of investments	7,905,000	30,601,000	6,203,400	3,285,214	47,994,614
Payment-in-kind interest	56,725	46,044	42,676	—	145,445
Sales and redemptions	(40,710,611)	(29,846,898)	(300,000)	(721,161)	(71,578,670)
Transfer from term loan to equity	(864,101)	—	—	864,101	—
Realized loss	(626,997)	—	—	—	(626,997)
Change in unrealized appreciation included in earnings	152,404	599,494	438,071	2,460,005	3,649,974
Amortization of premium and accretion of discount, net	175,175	236,160	163,720	—	575,055
Transfer from Level 2	—	9,550,000	—	—	9,550,000
Fair value at end of period	$79,569,800	$155,707,188	$77,273,279	$24,820,045	$337,370,312
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2017	$(233,386)	$1,067,036	$438,068	$2,460,003	$3,731,721

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2016 are as follows:

		Senior Secured
	Senior Secured Loans-First Lien	Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Purchases of investments	25,009,310	35,664,883	1,354,073	3,632,768	65,661,034
Payment-in-kind interest	112,952	22,874	107,940	—	243,766
Sales and Redemptions	(44,947,647)	(9,850,061)	(122,094)	(1,019,375)	(55,939,177)

Realized Gains	(674,702)	—	(12,200,353)	(214,286)	(13,089,341)
Change in unrealized depreciation included in earnings	1,653,933	2,684,245	9,085,283	3,608,906	17,032,367
Amortization of premium and accretion of discount, net	419,398	392,196	288,281	—	1,099,875
Transfer from Level 2	—	(16,365,330)	—	—	(16,365,330)
Fair value at end of year	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Change in unrealized depreciation on Level 3 investments still held as December 31, 2016	$1,399,408	$2,588,122	$9,084,789	$3,686,972	$16,759,291

During the six months ended June 30, 2017, there was one sale of a Level 2 and a transfer from Level 2 to Level 3, as there was a drop in the available broker quotes. During the year ended December 31, 2016, there were two transfers from Level 3 to Level 2 as additional broker quotes became available.Transfers are reflected at the value of the securities at the beginning of the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	79,383,012	79,231,241	23.48%
New York	49,402,400	49,674,931	14.72%
Colorado	27,909,605	30,150,000	8.94%
Massachusetts	22,499,812	22,777,850	6.75%
California	22,562,866	22,550,357	6.68%
New Jersey	20,908,609	20,867,420	6.19%
North Carolina	12,851,355	12,925,000	3.83%
Tennessee	12,324,273	12,350,000	3.66%
Ohio	9,938,681	10,443,640	3.10%
Missouri	9,138,777	9,500,000	2.82%
Puerto Rico	8,716,485	8,139,833	2.41%
Pennsylvania	7,834,071	8,040,937	2.38%
Georgia	5,924,872	7,900,000	2.34%
Arkansas	7,446,768	7,603,807	2.25%
Illinois	6,699,238	7,463,750	2.21%
Canada	6,775,432	6,841,739	2.03%
Minnesota	5,690,178	5,670,800	1.68%
Washington	4,165,519	4,332,500	1.28%
Virginia	4,036,449	4,108,288	1.22%
Arizona	3,321,055	3,386,969	1.00%
Alabama	1,206,682	1,850,000	0.55%
Utah	1,292,394	1,191,250	0.35%
Florida	242,304	370,000	0.11%
	$330,270,837	$337,370,312	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of June 30, 2017:

			% of Total
	Cost	Fair Value	Investments
Healthcare & Pharmaceuticals	$51,622,001	53,209,273	15.77%
Finance	45,901,277	47,240,000	14.00%
Software	36,251,622	36,840,350	10.92%
Chemicals, Plastics, & Rubber	20,793,627	21,050,480	6.24%
Construction & Building	20,375,055	20,406,045	6.05%
Retail	18,802,798	18,612,777	5.52%
Education	17,342,544	17,375,000	5.15%
Consumer Goods: Durable	16,549,631	16,780,036	4.97%
High Tech Industries	16,507,158	15,823,750	4.69%
Media: Broadcasting & Subscription	14,439,189	15,655,886	4.64%
Beverage, Food, & Tobacco	11,901,499	11,891,250	3.52%
Services: Business	9,407,872	11,440,000	3.39%
Automotive	7,834,071	8,040,937	2.38%
Telecommunications	7,962,247	7,590,000	2.25%
Transportation: Cargo	6,775,432	6,841,739	2.03%
Capital Equipment	6,728,348	6,759,532	2.00%
Energy: Oil & Gas	6,758,305	6,730,000	1.99%
FIRE: Insurance	5,403,312	5,475,000	1.62%
Services: Government	4,036,449	4,108,288	1.22%
Hotel, Gaming, & Leisure	3,321,055	3,386,969	1.00%
Environmental Industries	615,042	1,120,000	0.33%
Services: Consumer	942,304	993,000	0.29%
	$330,270,837	$337,370,312	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.05%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Chemicals, Plastics, & Rubber	20,763,612	21,165,542	5.79%
Consumer goods: Durable	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Consumer Goods: Non-durable	12,437,795	12,700,000	3.47%
Beverage, Food, & Tobacco	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%

	$362,217,251	365,625,891	100.00%

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2017:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-2.32% to 5.28% (-0.67%)
		Income/Market	Risk free rates	-0.10% to 0.78% (0.27%)
First lien debt	$79,569,800	approach (2)	Market multiples	5x to 19x (11x)(4)

			HY credit spreads,	-2.31% to 4.52% (-0.38%)
		Income/Market	Risk free rates	-0.64% to 0.72% (0.04%)
Second lien debt	$155,707,188	approach (2)	Market multiples	5x to 31x (12x)(4)

			HY credit spreads,	-1.46% to -0.52% (-0.90%)
		Income/Market	Risk free rates	-0.36% to 0.88% 0.18%
Unsecured debt	$77,273,279	approach (2)	Market multiples	5x to 13x (11x)(4)

			Underwriting multiple/
Equity investments	$24,820,045	Market approach (5)	EBITDA Multiple	1x to 13x (9x)

Total Long Term Level 3 Investments	$337,370,312

(1)	Weighted average based on fair value as of June 30, 2017.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.31% (-231 basis points) to 4.52% (452 basis points). The average of all changes was -0.38% (-38 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-2.01% to 0.69% (-0.66%)
		Income/Market	Risk free rates	-0.21% to 0.83% (0.16%)
First lien debt	$113,482,205	approach (2)	Market multiples	7x to 14x (10x)(4)

			HY credit spreads,	-7.34% to 6.67% (0.00%)
		Income/Market	Risk free rates	-0.60% to 0.79% (0.00%)
Second lien debt	$144,521,388	approach (2)	Market multiples	5x to 19x (11x)(4)

			HY credit spreads,	-0.91% to 0.03% (-0.36%)
		Income/Market	Risk free rates	-0.36% to 0.95% (0.10%)
Unsecured debt	$70,725,412	approach (2)	Market multiples	7x to 13x (10x)(4)

			Underwriting multiple/
Equity investments	$18,931,886	Market approach (5)	EBITDA Multiple	1x to 13x (9x)

Total Long Term Level 3 Investments	$347,660,891

(1)	Weighted average based on fair value as of December 31, 2016.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.01% (201 basis points) to 0.69% (69 basis points). The average of all changes was -0.66%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

As of June 30, 2017 and December 31, 2016, the Company had unfunded commitments of $2,436,667 and $1,875,000, respectively, to provide debt financing for three and two portfolio companies, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments (through cash on hand and available borrowings under its Credit Facility as defined in Note 9, below) should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	six months	six months
	ended	ended
	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.69	$13.19
Net investment income	0.65	0.64
Change in unrealized appreciation (depreciation)	0.26	(0.07)
Net realized loss	(0.05)	—
Benefit for taxes on net realized loss or net unrealized gain on investments at Taxable Subsidiaries	—	0.04
Total from investment operations	$0.86	$0.61

Offering Cost	(0.02)
Stockholder distributions from:
Net investment income	(0.68)	(0.68)
Other (7)	(0.01)	—
Net asset value at end of period	$13.84	$13.12

Per share market value at end of period	$13.71	$10.24
Total return based on market value (2)	19.38%	14.04%
Weighted average shares outstanding	13,921,808	12,479,959

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$216,453,173	$163,720,501
Weighted Average net assets	$172,029,910	$163,791,413
Annualized ratio of gross operating expenses to net assets (3) (6)	13.11%	13.35%
Annualized ratio of interest expense and other fees to net assets (3)	4.51%	4.81%
Annualized ratio of net investment income to net assets (3) (6)	10.65%	9.96%
Portfolio Turnover (4)	13.65%	4.55%
Notes payable	$25,000,000	$25,000,000
Credit Facility payable	$39,000,000	$110,000,000
SBA Debentures	$65,000,000	$65,000,000
Asset coverage ratio (5)	4.38 x	2.21 x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.

(3)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

(4)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(5)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator.

(6)	These ratios include the impact of the benefit for income taxes related to unrealized loss on investments of $8,593 for the six months ended June 30, 2017 and a benefit for income taxes related to unrealized gain on investments of $322,151 for the six months ended June 30, 2016, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the six months ended June 30, 2017 and 2016 is <0.01% and 0.10%, respectively.

(7)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

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
June 30, 2017
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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2017, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility, including that the Company have a minimum asset coverage ratio of 2.20 to 1.0 immediately after giving effect to such borrowing. As of June 30, 2017, the Company’s asset coverage ratio was 4.38 to 1.0.

As of June 30, 2017 and December 31, 2016, the outstanding balance under the Credit Facility was $39,000,000 and $116,000,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3,117,716 in connection with obtaining, amending, and maintaining the Credit Facility, which are being amortized over the life of the Credit Facility. As of June 30, 2017 and December 31, 2016, $581,611 and $828,792 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3.

	June 30,	December 31,
	2017	2016
Credit Facility payable	$39,000,000	$116,000,000
Prepaid loan structure fees	581,611	828,792
Credit facility payable, net of prepaid loan structure fees	$38,418,389	$115,171,208

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

For the three months ended June 30, 2017, the weighted average effective interest rate under the Credit Facility was approximately 3.7% (approximately 5.1% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $742,880 for the three months ended June 30, 2017, of which $541,064 was interest expense, $111,842 was amortization of loan fees paid on the Credit Facility, $77,542 related to commitment fees on the unused portion of the Credit Facility, and $12,432 related to loan administration fees. The Company paid $657,326 in interest expense and unused commitment fees for the three months ended June 30, 2017. The average borrowings under the Credit Facility for the three months ended June 30, 2017 were $58,648,352.

For the six months ended June 30, 2017, the weighted average effective interest rate under the Credit Facility was approximately 3.6% (approximately 4.4% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1,780,520 for the six months ended June 30, 2017, of which $1,436,731 was interest expense, $222,454 was amortization of loan fees paid on the Credit Facility, $96,608 related to commitment fees on the unused portion of the Credit Facility, and $24,727 related to loan administration fees. The Company paid $1,619,006 in interest expense and unused commitment fees for the six months ended June 30, 2017. The average borrowings under the Credit Facility for the six months ended June 30, 2017 were $81,570,442.

For the three months ended June 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $977,922 for the three months ended June 30, 2016, of which $830,436 was interest expense, $118,025 was amortization of loan fees paid on the Credit Facility, $17,063 related to commitment fees on the unused portion of the Credit Facility, and $12,398 related to loan administration fees. The Company paid $878,914 in interest expense and unused commitment fees for the three months ended June 30, 2016. The average borrowings under the Credit Facility for the three months ended June 30, 2016 were $106,615,385.

For the six months ended June 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1,967,366 for the six months ended June 30, 2016, of which $1,676,186 was interest expense, $236,050 was amortization of loan fees paid on the Credit Facility, $30,334 related to commitment fees on the unused portion of the Credit Facility, and $24,796 related to loan administration fees. The Company paid $1,736,054 in interest expense and unused commitment fees for the six months ended June 30, 2016. The average borrowings under the Credit Facility for the six months ended June 30, 2016 were $108,057,692.

NOTE 10 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both June 30, 2017 and December 31, 2016, the carrying amount of the Notes was approximately $25,000,000 and the fair value of the Notes was approximately $26.0 million and $25.2 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

In connection with the issuance and maintenance of the Notes, we have incurred $934,570 of fees which are being amortized over the term of the Notes, of which $345,253 remains to be amortized as of June 30, 2017. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following is a summary of the Notes Payable, net of deferred financing costs:

	June 30,	December 31,
	2017	2016
Notes payable	$25,000,000	$25,000,000
Deferred financing costs	345,253	434,109
Notes payable, net of deferred financing costs	$24,654,747	$24,565,891

For the three months ended June 30, 2017, the Company incurred interest and fee expense on the Notes of $453,438, of which $406,250 was interest expense, $45,439 was amortization of loan fees paid on the Notes, and $1,749 related to administration fees. The Company paid $406,250 in interest expense on the Notes during the period.

For the six months ended June 30, 2017, the Company incurred interest and fee expense on the Notes of $906,357, of which $812,500 was interest expense, $90,378 was amortization of loan fees paid on the Notes, and $3,479 related to administration fees. The Company paid $812,500 in interest expense on the Notes during the period.

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

NOTE 11 — SBA DEBENTURES

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both June 30, 2017 and December 31, 2016, the SBIC subsidiary had $38,000,000 in regulatory capital, respectively, as such term is defined by the SBA.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

On a stand-alone basis, the SBIC subsidiary held $108,295,676 and $104,622,663 in assets at June 30, 2017 and December 31, 2016, respectively, which accounted for approximately 31.0% and 27.5% of our total consolidated assets at June 30, 2017 and December 31, 2016, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both June 30, 2017 and December 31, 2016, the SBIC subsidiary had $65,000,000 of SBA Debentures (the “SBA Debentures”) outstanding, which mature ten years from issuance. The first maturity related to the SBA Debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA Debentures is approximately 8.4 years as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2017 and December 31, 2016 the SBA Debentures would be deemed to be Level 3, as defined in Note 6.

As of June 30, 2017, the Company has incurred $2,226,250 in financing costs related to the SBA Debentures. As of June 30, 2017 and December 31, 2016, $1,496,651 and $1,657,964 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the SBA Debentures, net of prepaid loan fees:

	June 30,	December 31,
	2017	2016
SBA Debentures payable	$65,000,000	$65,000,000
Prepaid loan fees	1,496,651	1,657,964
SBA Debentures, net of prepaid loan fees	$63,503,349	$63,342,036

For the three months ended June 30, 2017, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $584,491 for the three months ended June 30, 2017, of which $503,391 was interest expense, and $81,100 was amortization of loan fees. The Company paid no interest during the three months ended June 30, 2017. The average borrowings of SBA Debentures for the three months ended June 30, 2017 were $65,000,000.

For the six months ended June 30, 2017, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $1,162,561 for the six months ended June 30, 2017, of which $1,001,250 was interest expense, and $161,311 was amortization of loan fees. The Company paid $1,001,250 of interest expense during the six months ended June 30, 2017. The average borrowings of SBA Debentures for the six months ended June 30, 2017 were $65,000,000.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On July 3, 2017, the Company invested an additional $0.06 million in the equity of Apex Environmental Resources Holdings LLC.

On July 7, 2017, the Company received full repayment on the second lien term loan of Atkins Nutritionals Holdings II, Inc. for proceeds of $8.0 million.

On July 14, 2017, the Company received full repayment on the unsecured term loan of OG Systems LLC for proceeds of $4.0 million.

On July 26, 2017, the Company invested $22.5 million in the first lien term loan of Resolute Industrial, LLC, a provider of water and air-cooled services and manufacturer. We also committed to fund a $2.5 million revolver and a $5.75 million delayed draw term loan. Additionally, the Company invested $0.75 million in the equity of the company.

SBIC Subsidiary

On July, 25, 2017, the Company contributed additional equity of $20.5 million to the SBIC subsidiary, bringing total regulatory capital contributed to $58.5 million.

Credit Facility

The outstanding balance under the Credit Facility as of August 3, 2017 was $51.5 million.

Dividend Declared

On July 7, 2017, the Company’s board of directors declared a regular monthly dividend for each of July 2017, August 2017 and September 2017 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/7/2017	7/27/2017	7/31/2017	8/15/2017	$0.1133
7/7/2017	8/29/2017	8/31/2017	9/15/2017	$0.1133
7/7/2017	9/28/2017	9/29/2017	10/13/2017	$0.1133

On July 10, 2017, The New York Stock Exchange announced a change beginning with record date of September 7, 2017, going forward. Ex-dividend dates were changed from two to one business day prior to the record date. Based on this change, the correct ex-dividend date for the 9/29/17 record date is 9/28/2017, instead of 9/27/2017 as reported in the Company’s July 10, 2017 press release.

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

We have elected to be treated for U.S. federal tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2017, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of June 30, 2017, we had $337.4 million (at fair value) invested in 46 portfolio companies. As of June 30, 2017, our portfolio included approximately 24% of first lien debt, 46% of second lien debt, 23% of mezzanine debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2017 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(a)	$79,199,390	$79,569,800
Senior Secured – Second Lien	155,692,613	155,707,188
Unsecured Debt	77,029,784	77,273,279
Equity	18,349,050	24,820,045
Total Investments	$330,270,837	$337,370,312

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2017 and December 31, 2016, we had three and two such investments, respectively, with aggregate unfunded commitments of $2.4 million and $1.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	79,383,012	79,231,241	23.48%
New York	49,402,400	49,674,931	14.72%
Colorado	27,909,605	30,150,000	8.94%
Massachusetts	22,499,812	22,777,850	6.75%
California	22,562,866	22,550,357	6.68%
New Jersey	20,908,609	20,867,420	6.19%
North Carolina	12,851,355	12,925,000	3.83%
Tennessee	12,324,273	12,350,000	3.66%
Ohio	9,938,681	10,443,640	3.10%
Missouri	9,138,777	9,500,000	2.82%
Puerto Rico	8,716,485	8,139,833	2.41%
Pennsylvania	7,834,071	8,040,937	2.38%
Georgia	5,924,872	7,900,000	2.34%
Arkansas	7,446,768	7,603,807	2.25%
Illinois	6,699,238	7,463,750	2.21%
Canada	6,775,432	6,841,739	2.03%
Minnesota	5,690,178	5,670,800	1.68%
Washington	4,165,519	4,332,500	1.28%
Virginia	4,036,449	4,108,288	1.22%
Arizona	3,321,055	3,386,969	1.00%
Alabama	1,206,682	1,850,000	0.55%
Utah	1,292,394	1,191,250	0.35%
Florida	242,304	370,000	0.11%
	$330,270,837	$337,370,312	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$74,433,626	$73,576,277	20.13%
New York	42,102,392	41,930,666	11.47%
Colorado	27,855,053	28,979,651	7.93%
California	28,298,845	28,606,727	7.82%
Massachusetts	22,467,254	22,944,663	6.28%
Georgia	20,626,735	22,469,217	6.15%
New Jersey	20,710,728	20,804,704	5.69%
Illinois	17,554,821	17,590,281	4.81%
Alabama	16,191,841	16,584,379	4.54%
Missouri	14,096,725	14,441,599	3.95%
Tennessee	12,310,883	12,045,701	3.29%
Arkansas	9,912,815	10,102,283	2.76%
Pennsylvania	8,035,182	8,301,104	2.27%
Puerto Rico	8,712,537	8,229,054	2.25%
Florida	7,453,847	7,431,820	2.03%
Canada	6,765,448	6,692,648	1.83%
Minnesota	6,362,834	6,374,800	1.74%
North Carolina	4,920,321	5,000,000	1.37%
Washington	4,158,696	4,211,990	1.15%
Virginia	4,029,530	4,060,519	1.11%
Arizona	3,408,099	3,410,583	0.93%
Utah	1,291,083	1,311,789	0.36%
Ohio	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2017:

			% of Total
	Cost	Fair Value	Investments
Healthcare & Pharmaceuticals	$51,622,001	53,209,273	15.77%
Finance	45,901,277	47,240,000	14.00%
Software	36,251,622	36,840,350	10.92%
Chemicals, Plastics, & Rubber	20,793,627	21,050,480	6.24%
Construction & Building	20,375,055	20,406,045	6.05%
Retail	18,802,798	18,612,777	5.52%
Education	17,342,544	17,375,000	5.15%
Consumer Goods: Durable	16,549,631	16,780,036	4.97%
High Tech Industries	16,507,158	15,823,750	4.69%
Media: Broadcasting & Subscription	14,439,189	15,655,886	4.64%
Beverage, Food, & Tobacco	11,901,499	11,891,250	3.52%
Services: Business	9,407,872	11,440,000	3.39%
Automotive	7,834,071	8,040,937	2.38%
Telecommunications	7,962,247	7,590,000	2.25%
Transportation: Cargo	6,775,432	6,841,739	2.03%
Capital Equipment	6,728,348	6,759,532	2.00%
Energy: Oil & Gas	6,758,305	6,730,000	1.99%
FIRE: Insurance	5,403,312	5,475,000	1.62%
Services: Government	4,036,449	4,108,288	1.22%
Hotel, Gaming, & Leisure	3,321,055	3,386,969	1.00%
Environmental Industries	615,042	1,120,000	0.33%
Services: Consumer	942,304	993,000	0.29%
	$330,270,837	$337,370,312	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.05%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Chemicals, Plastics, & Rubber	20,763,612	21,165,542	5.79%
Consumer goods: Durable	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Consumer Goods: Non-durable	12,437,795	12,700,000	3.47%
Beverage, Food, & Tobacco	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%

	$362,217,251	365,625,891	100.00%

At June 30, 2017, our average portfolio company investment at amortized cost and fair value was approximately $7.2 million and $7.3 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.5 million and $22.8 million, respectively. At December 31, 2016, our average portfolio company investment at amortized cost and fair value was approximately $8.0 million and $8.1 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.5 million and $22.9 million, respectively.

At June 30, 2017, 69% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 31% bore interest at fixed rates. At December 31, 2016, 77% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 23% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2017 and December 31, 2016 was 11.3% and 11.0%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. Approximately 10.8% of our weighted average yield was current cash interest.

As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $7.0 million and $9.2 million, respectively.

Investment Activity

During the six months ended June 30, 2017, we made an aggregate of $48.0 million of investments in six new portfolio companies and three existing portfolio companies. During the six months ended June 30, 2017, we received an aggregate of $80.0 million in proceeds from repayments of our investments, including $5.0 million from amortization of certain investments. In addition, we realized a $0.8 million loss on conversion of our term loan in Glori Energy Production, Inc. to equity, which has a cost basis of $1.0 million at June 30, 2017.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2017			As of December 31, 2016
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$57.5	17%	9	$73.5	20%	6
2	236.9	70%	30	239.8	66%	32
3	41.4	13%	5	50.7	14%	5
4	1.0	—%	1	0.9	—%	1
5	0.6	—%	1	1	—%	1
Total	$337.4	100%	46	$365.6	100%	45

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2017, we had one loan on non-accrual status which represented approximately 2.1% of our loan portfolio at cost and 1.9% at fair value. As of December 31, 2016, we had two loans on non-accrual status, which represented approximately 0.7% of our loan portfolio at cost and 0.4% at fair value.

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

Comparison of the Three Months and Six Months Ended June 30, 2017 and 2016

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2017 and 2016 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	(dollars in millions)		(dollars in millions)
	2017	2016	2017	2016
Interest income	$9.5	$9.2	$19.0	$18.6
PIK interest	0.1	0.1	0.2	0.1
Miscellaneous fees	0.8	0.3	1.1	0.4
Total	$10.4	$9.6	$20.3	$19.1

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2017 and 2016 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	(dollars in millions)		(dollars in millions)
	2017	2016	2017	2016
Operating Expenses
Management fees	$1.5	$1.6	$3.1	$3.1
Valuation Fees	—	0.1	0.2	0.2
Administrative services expenses	0.3	0.3	0.6	0.5
Incentive fees	1.2	1.0	2.3	2.0
Professional fees	0.2	0.1	0.5	0.4
Directors’ fees	0.1	0.1	0.2	0.2
Insurance expense	0.1	0.1	0.2	0.2
Interest expense and other fees	1.9	2.0	3.8	3.9
Deferred offering costs	—	0.3	—	0.3
Other general and administrative	0.2	0.1	0.3	0.2
Total Operating Expenses	$5.5	$5.7	$11.2	$11.0

Net Investment Income

For the three months ended June 30, 2017, net investment income was $4.9 million, or $0.32 per common share (based on 15,347,814 weighted-average common shares outstanding at June 30, 2017).

For the three months ended June 30, 2016, net investment income was $3.9 million, or $0.32 per common share (based on 12,479,959 weighted-average common shares outstanding at June 30, 2016).

For the six months ended June 30, 2017, net investment income was $9.1 million, or $0.65 per common share (based on 13,921,808 weighted-average common shares outstanding at June 30, 2017).

For the six months ended June 30, 2016, net investment income was $8.0 million, or $0.64 per common share (based on 12,479,959 weighted-average common shares outstanding at June 30, 2016).

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale or disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments and sales of investments and amortization of other certain investments for the three months ended June 30, 2017 totaled $40.7 million, there were no realized losses and realized gains were de minimis.

Repayments and sales of investments and amortization of other certain investments for the three months ended June 30, 2016 totaled $15.4 million and net realized gains totaled $1.0 thousand.

Repayments and sales of investments and amortization of other certain investments and a noncash conversion of debt to equity for the six months ended June 30, 2017 totaled $80.0 million, and net realized losses totaled $0.7 million.

Repayments and sales of investments and amortization of other certain investments for the six months ended June 30, 2016 totaled $16.0 million and net realized gains totaled $2 thousand.

Net Change in Unrealized Depreciation of Investments

Net change in unrealized depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments and cash equivalents for the three months ended June 30, 2017 and 2016 totaled $1.1 million and $0.9 million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the six months ended June 30, 2017 and 2016 totaled $3.7 million and ($0.8) million, respectively.

The increase in the change in unrealized appreciation for the three and six months ended June 30, 2017 was due primarily to general tightening of market interest rate spreads. The increase in the change in unrealized appreciation for the three months ended June 30, 2016 was due to general tightening of market interest rate spreads. The increase in the change in unrealized depreciation for the six months ended June 30, 2016 was due primarily to additional depreciation on our one non-accrual loan and additional depreciation due to general widening of market interest rate spreads.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2017, net increase in net assets resulting from operations totaled $6.0 million, or $0.39 per common share (based on 15,347,814 weighted-average common shares outstanding at June 30, 2017).

For the three months ended June 30, 2016, net increase in net assets resulting from operations totaled $5.0 million, or $0.41 per common share (based on 12,479,959 weighted-average common shares outstanding at June 30, 2016).

For the six months ended June 30, 2017, net increase in net assets resulting from operations totaled $12.1 million, or $0.87 per common share (based on 13,921,808 weighted-average common shares outstanding at June 30, 2017).

For the six months ended June 30, 2016, net increase in net assets resulting from operations totaled $7.6 million, or $0.61 per common share (based on 12,479,959 weighted-average common shares outstanding at June 30, 2016).

The increase in net assets resulting from operations was primarily the result of (i) an increase in net investment income and (ii) an increase in the net change in unrealized appreciation of investments.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $40.9 million for the six months ended June 30, 2017, primarily in connection with the repayment of our investments, some of which was offset by the purchase and origination of new portfolio investments. Our financing activities for the six months ended June 30, 2017 used cash of $43.1 million due to distributions to stockholders and net repayments of our Credit Facility during the period some of which offset by net proceeds from the issuance of common stock.

Our operating activities provided cash of $7.9 million for the six months ended June 30, 2016, primarily in connection with cash interest received and repayments of our investments, which was offset by the purchase and origination of portfolio investments. Our financing activities for the six months ended June 30, 2016 used cash of $8.0 million due to distributions to stockholders during the period.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, SBA-guaranteed debentures, the offering of securities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. A proposal, approved by our stockholders at our 2017 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock below the then current net asset value per share in one or more offerings. This offer will expire in 2018 on the one year anniversary of our 2017 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may use, and expect to continue to use, these capital resources as well as proceeds from turnover within our investment portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. As of June 30, 2017 and December 31, 2016, our asset coverage ratio was 438% and 221%, respectively. At all times during the six months ended June 30, 2017 and year ended December 31, 2016, we were in compliance with the asset coverage requirements. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $7.0 million and $9.2 million, respectively.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2017, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility, including that the Company have a minimum asset coverage ratio of 2.20 to 1.0 immediately after giving effect to such borrowing. As of June 30, 2017, the Company’s asset coverage ratio was 4.38 to 1.0. As of June 30, 2017, these conditions were met.

As of June 30, 2017 and December 31, 2016, the outstanding balance under the Credit Facility was $39.0 million and $116.0 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Credit Facility, which are being amortized over the life of the Credit Facility. As of June 30, 2017 and December 31, 2016, $0.6 million and $0.8 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3. See Note 1 to the consolidated financial statements for further discussion.

For the three months ended June 30, 2017, the weighted average effective interest rate under the Credit Facility was approximately 3.7% (approximately 5.1% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $0.7 million for the three months ended June 30, 2017, of which $0.5 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $0.7 million in interest expense and unused commitment fees for the three months ended June 30, 2017. The average borrowings under the Credit Facility for the three months ended June 30, 2017 were $58.6 million.

For the six months ended June 30, 2017, the weighted average effective interest rate under the Credit Facility was approximately 3.6% (approximately 4.4% including commitment fees and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1.8 million for the six months ended June 30, 2017, of which $1.4 million was interest expense, $0.2 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $1.6 million in interest expense and unused commitment fees for the six months ended June 30, 2017. The average borrowings under the Credit Facility for the six months ended June 30, 2017 were $81.6 million.

For the three months ended June 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense on the Credit Facility of $1.0 million for the three months ended June 30, 2016, of which $0.8 million was interest expense, $0.1 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $0.9 million in interest expense and unused commitment fees for the three months ended June 30, 2016. The average borrowings under the Credit Facility for the three months ended June 30, 2016 were $106.6 million.

For the six months ended June 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment and other loan fees). Interest is paid quarterly in arrears. The Company recorded interest and fee expense of $2.0 million for the six months ended June 30, 2016, of which $1.7 million was interest expense, $0.2 million was amortization of loan fees paid on the Credit Facility, and the remainder related to commitment fees on the unused portion of the Credit Facility and loan administration fees. The Company paid $1.7 million in interest expense and unused commitment fees for the six months ended June 30, 2016. The average borrowings under the Credit Facility for the six months ended June 30, 2016 were $108.0 million.

Notes

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “Notes”). The Notes mature on April 30, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2016. The Notes bear interest at a rate of 6.50% per year payable quarterly on February 15, May 15, August 15 and November 15, of each year. The net proceeds to the Company from the sale of the Notes, after underwriting discounts and offering expenses, were approximately $24.1 million. The Company used all of the net proceeds from this offering to repay a portion of the amount outstanding under the Credit Facility. On both June 30, 2017 and December 31, 2016, the carrying amount of the Notes was approximately $25.0 million and the fair value of the Notes was approximately $26.0 million and $25.2 million, respectively. The Notes are listed on New York Stock Exchange under the trading symbol “SCQ”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance of the Notes, we incurred $0.9 million of fees which are being amortized over the term of the Notes, of which $0.3 million remains to be amortized. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

For the three months ended June 30, 2017, the Company incurred interest and fee expense on the Notes of $0.5 million, of which $0.4 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.4 million in interest expense on the Notes during the period.

For the six months ended June 30, 2017, the Company incurred interest and fee expense on the Notes of $0.9 million, of which $0.8 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees. The Company paid $0.8 million in interest expense on the Notes during the period.

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

SBA-Guaranteed Debentures

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both June 30, 2017 and December 31, 2016, the SBIC subsidiary had $38.0 million in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $65 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $108.3 million and $104.6 million in assets at June 30, 2017 and December 31, 2016, respectively, which accounted for approximately 31.0% and 27.5% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both June 30, 2017 and December 31, 2016, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures (the “SBA Debentures”) outstanding, which mature ten years from issuance. The first maturity related to the SBA Debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA Debentures is approximately 8.4 years as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2017 and December 31, 2016 the SBA Debentures would be deemed to be Level 3, as defined in Note 6 to our consolidated financial statements.

As of June 30, 2017, the Company has incurred $2.2 million in financing costs related to the SBA Debentures. As of June 30, 2017 and December 31, 2016, $1.5 million and $1.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

For the three months ended June 30, 2017, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $0.6 million for the three months ended June 30, 2017, of which $0.5 million was interest expense, and the remainder was amortization of loan fees. The Company paid no interest expense during the three months ended June 30, 2017. The average borrowings of SBA Debentures for the three months ended June 30, 2017 were $65.0 million.

For the six months ended June 30, 2017, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $1.1 million for the three months ended June 30, 2017, of which $1.0 million was interest expense, and the remainder was amortization of loan fees. The Company paid $1.0 million of interest expense during the six months ended June 30, 2017. The average borrowings of SBA Debentures for the three months ended June 30, 2017 were $65.0 million.

For the three months ended June 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $0.6 million for the six months ended June 30, 2016, of which $0.5 million was interest expense, and the remainder was amortization of loan fees. The Company paid no interest expense for the six months ended June 30, 2016. The average borrowings of SBA Debentures for the six months ended June 30, 2016 were $65.0 million.

For the six months ended June 30, 2016, the weighted average effective interest rate for the SBA Debentures was approximately 2.7% (approximately 3.2% including loan fees). Interest is paid semi-annually. The Company recorded interest and fee expense on the SBA Debentures of $1.0 million for the six months ended June 30, 2016, of which $0.9 million was interest expense, and the remainder was amortization of loan fees. The Company paid $0.6 million of interest expense for the six months ended June 30, 2016. The average borrowings of SBA Debentures for the six months ended June 30, 2016 were $65.0 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2017 and December 31, 2016, our off-balance sheet arrangements consisted of unfunded commitments to provide debt financing to three and two of our portfolio companies respectively totaling $2.4 million and $1.9 million, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

Subsequent Events

Investment Portfolio

On July 3, 2017, the Company invested an additional $0.06 million in the equity of Apex Environmental Resources Holdings LLC.

On July 7, 2017, the Company received full repayment on the second lien term loan of Atkins Nutritionals Holdings II, Inc. for proceeds of $8.0 million.

On July 14, 2017, the Company received full repayment on the unsecured term loan of OG Systems LLC for proceeds of $4.0 million.

On July 26, 2017, the Company invested $22.5 million in the first lien term loan of Resolute Industrial, LLC, a provider of water and air-cooled services and manufacturer. We also committed to fund a $2.5 million revolver and a $5.75 million delayed draw term loan. Additionally, the Company invested $0.75 million in the equity of the company.

SBIC Subsidiary

On July, 25, 2017, the Company contributed additional equity of $20.5 million to the SBIC subsidiary, bringing total regulatory capital contributed to $58.5 million.

Credit Facility

The outstanding balance under the Credit Facility as of August 3, 2017 was $51.5 million.

Dividend Declared

On July 7, 2017, the Company’s board of directors declared a regular monthly dividend for each of July 2017, August 2017 and September 2017 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/7/2017	7/27/2017	7/31/2017	8/15/2017	$0.1133
7/7/2017	8/29/2017	8/31/2017	9/15/2017	$0.1133
7/7/2017	9/28/2017	9/29/2017	10/13/2017	$0.1133

On July 10, 2017, the New York Stock Exchange announced a charge beginning with record date September 7, 2017, going forward. Ex-divident dates were changed from two to one business day prior to the record date. Based on this change, the correct ex-divident date for 9/29/2017 record date is 9/28/2017, instead of 9/27/2017 as reported in the Company’s July 10, 2017 press release.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the quarters ended June 30, 2017 and 2016, 69% and 78% of the loans in our portfolio bore interest at floating rates, respectively. For the quarter ended, 2017, 69% loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2017, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income approximately $489 thousand, due to the current floors in place. A hypothetical decrease in LIBOR would decrease our net income by $157 thousand. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the quarters ended June 30, 2017 and June 30, 2016, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of June 30, 2017, we had not entered into any interest rate hedging arrangements. At June 30, 2017, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $147 thousand for the quarter ended June 30, 2017.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as listed below and those described under Item 1A - Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2017, there have been no other material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our investments in software companies are subject to many risks, including regulatory concerns, litigation risks and intense competition.

As of June 30, 2017, our investments in software companies represented 10.92% of our total portfolio, at fair value. Our investments in software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the United States. and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company's users, a company's products and services, or content generated by a company's users. Further, the growth of software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the United States and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the software companies in our portfolio.

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

63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLUS CAPITAL INVESTMENT CORPORATION
Dated: August 3, 2017
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