Form 10-Q
period 2017-09-30
Stellus Capital Investment Corp
filed 2017-11-09
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 3, 2017 was 15,945,879.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2017	December 31,
	(unaudited)	2016
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $1,052,185 and $0, respectively)	$940,000	$—
Non-controlled, non-affiliated investments, at fair value (amortized cost of $351,197,270 and $362,217,251, respectively)	354,357,607	365,625,891
Cash and cash equivalents	11,666,805	9,194,129
Interest receivable	4,143,998	4,601,742
Accounts receivable	3,806	748
Prepaid loan structure fees	47,453	—
Prepaid expenses	138,165	456,219
Total Assets	$371,297,834	$379,878,729
LIABILITIES
Notes Payable	$47,220,425	$24,565,891
Credit facility payable	35,544,028	115,171,208
SBA Debentures	63,585,342	63,342,036
Dividends payable	1,796,308	1,413,982
Base management fees payable	1,546,781	1,608,295
Incentive fees payable	619,617	1,353,271
Interest payable	694,917	973,812
Directors' fees payable	83,000	—
Unearned revenue	128,094	19,955
Administrative services payable	313,595	272,511
Deferred Tax Liability	—	8,593
Other accrued expenses and liabilities	229,685	267,390
Total Liabilities	$151,761,792	$208,996,944
Net Assets	$219,536,042	$170,881,785
NET ASSETS
Common Stock, par value $0.001 per share (200,000,000 shares authorized, 15,854,413 and 12,479,959 shares issued and outstanding, respectively)	$15,854	$12,480
Paid-in capital	226,842,884	180,994,723
Accumulated net realized loss	(8,589,708)	(13,089,671)
Distributions in excess of net investment income	(1,781,150)	(435,794)
Net unrealized appreciation on investments and cash equivalents, net of provision for taxes of $0 and $8,593, respectively	3,048,162	3,400,047
Net Assets	$219,536,042	$170,881,785
Total Liabilities and Net Assets	$371,297,834	$379,878,729
Net Asset Value Per Share	$13.85	$13.69

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income	$9,728,749	$9,773,863	$28,847,532	$28,477,016
Other income	249,596	428,890	1,389,158	816,739
Total Investment Income	$9,978,345	$10,202,753	$30,236,690	29,293,755
OPERATING EXPENSES
Management fees	$1,546,781	$1,574,354	$4,634,318	$4,673,568
Valuation fees	137,445	157,179	326,839	357,346
Administrative services expenses	313,256	244,303	933,214	782,230
Incentive fees	462,743	1,110,297	2,718,586	3,121,395
Professional fees	356,654	177,410	803,818	564,724
Directors' fees	83,000	73,000	254,000	251,000
Insurance expense	111,680	119,323	331,398	355,376
Interest expense and other fees	2,042,608	2,037,782	5,892,047	5,932,814
Deferred offering costs	-	-	-	261,761
Other general and administrative expenses	145,494	100,362	481,700	340,406
Total Operating Expenses	5,199,661	5,594,010	16,375,920	16,640,620
Loss on extinguishment of debt	302,732	-	302,732	-
Net Investment Income	$4,475,952	$4,608,743	$13,558,038	$12,653,135
Net Realized Gain (Loss) on Investments and Cash Equivalents	$5,211,960	$(898,189)	$4,499,963	$(895,809)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	$(4,051,314)	$6,176,947	$(360,478)	$5,361,794
Benefit for taxes on investments at Taxable Subsidiaries	$-	$39,965	$8,593	$362,116
Net Increase in Net Assets Resulting from Operations	$5,636,598	$9,927,466	$17,706,116	$17,481,236
Net Investment Income Per Share	$0.29	$0.37	$0.93	$1.01
Net Increase in Net Assets Resulting from Operations Per Share	$0.36	$0.80	$1.22	$1.40
Weighted Average Shares of Common Stock Outstanding	15,668,415	12,479,958	14,510,408	12,479,959
Distributions Per Share	$0.34	$0.34	$1.02	$1.02

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2017	2016
Increase in Net Assets Resulting from Operations
Net investment income	$13,558,038	$12,653,135
Net realized gain (loss) on investments and cash equivalents	4,499,963	(895,809)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	(360,478)	5,361,794
Benefit for taxes on investments at Taxable Subsidiaries	8,593	362,116
Net Increase in Net Assets Resulting from Operations	17,706,116	17,481,236
Stockholder distributions
Net investment income	(14,903,394)	(12,726,304)
Total Distributions	(14,903,394)	(12,726,304)
Capital share transactions
Issuance of common stock	47,491,626	—
Sales load	(1,340,131)	—
Offering costs	(299,961)	—
Net increase in net assets resulting from capital share transactions	45,851,535	—
Total increase in net assets	48,654,257	4,754,932
Net assets at beginning of period	170,881,785	164,651,104
Net assets at end of period (includes $1,781,150 and $852,791 of distributions in excess of net investment income, respectively)	$219,536,042	$169,406,036

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,706,116	$17,481,236
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(117,683,094)	(37,392,617)
Proceeds from sales and repayments of investments	133,380,057	35,618,611
Net change in unrealized appreciation (depreciation) on investments	360,478	(5,361,794)
Deferred tax benefit	(8,593)	(362,116)
Increase in investments due to PIK	(347,482)	(165,110)
Amortization of premium and accretion of discount, net	(881,710)	(830,040)
Amortization of loan structure fees	372,820	392,702
Amortization of deferred financing costs	165,763	244,197
Loss on extinguishment of debt	302,732	—
Amortization of loan fees on SBIC debentures	243,306	137,077
Net realized loss (gain) on investments	(4,499,963)	895,809
Deferred offering cost	—	261,761
Changes in other assets and liabilities
Changes in other assets and liabilities
Decrease in interest receivable	457,744	562,019
Decrease (increase) in accounts receivable	(3,058)	7,684
Decrease in prepaid expenses and fees	318,054	328,105
Increase (decrease) in management fees payable	(61,514)	55,575
Increase in directors' fees payable	83,000	—
Increase (decrease) in incentive fees payable	(733,654)	829,074
Increase (decrease) in administrative services payable	41,084	(158,223)
Decrease in interest payable	(278,895)	(161,952)
Increase (decrease) in unearned revenue	108,139	(15,104)
Increase in dividend payable	382,326	—
Increase (decrease) in other accrued expenses and liabilities	(37,706)	123,625
Net cash provided by (used in) operating activities	29,385,950	12,490,519
Cash flows from financing activities
Proceeds from notes issued	48,875,000	—
Financing costs paid on Credit Facility	(47,453)	—
Proceeds from the issuance of common stock	47,491,626	—
Sales load for common stock issued	(1,340,131)	—
Offering costs paid for common stock issued	(299,961)	—
Stockholder distributions paid	(14,903,394)	(12,726,304)
Financing costs paid for Notes issued	(1,688,961)	—
Repayments on Notes issued	(25,000,000)	—
Borrowings under credit facility	116,000,000	28,250,000
Repayments of credit facility	(196,000,000)	(30,250,000)
Net cash used in financing activities	(26,913,274)	(14,726,304)
Net increase (decrease) in cash and cash equivalents	2,472,676	(2,235,785)
Cash and cash equivalents balance at beginning of period	9,194,129	10,875,790
Cash and cash equivalents balance at end of period	11,666,805	8,640,005
Supplemental and non-cash financing activities
Supplemental and non-cash financing activities
Interest expense paid	5,384,053	5,315,790
Excise tax paid	37,648	—
Conversion from debt to equity	864,101	—

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.								Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity						Energy: Oil & Gas	1,000 shares	1,052,185	940,000	0.43%
Subtotal Non-controlled, affiliated investments										1,052,185	940,000	0.43%

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	1.00%	11.84%		3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,267,178	$5,190,000	2.36%
APE Holdings, LLC Class A Common Units	(4)	Equity							375,000 units	375,000	240,000	0.11%
Total										5,642,178	5,430,000	2.47%
Apex Environmental Resources Holdings, LLC								Amsterdam, OH
Common Units	(4)	Equity						Environmental Industries	673 shares	673	589	0.00%
Preferred Units	(4)	Equity							673 shares	672,600	589,411	0.27%
Total										673,273	590,000	0.27%
Atmosphere Aggregator Holdings II, LP								Atlanta, GA
Common Units	(4)	Equity						Services: Business	254,250 units	254,250	756,990	0.34%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	2,233,010	1.02%
Total										1,004,250	2,990,000	1.36%
ASC Communications, LLC	(7)							Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	L+6.25%	1.00%	7.58%		6/29/2022	Healthcare & Pharmaceuticals	$7,481,250	7,409,491	7,410,000	3.38%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity							73,529 shares	500,000	500,000	0.23%
Total										7,909,491	7,910,000	3.61%
Beneplace, LLC								Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.34%		9/27/2022	Insurance	$5,000,000	4,906,720	5,000,000	2.28%
Beneplace Holdings, LLC Preferred Units	(4)	Equity							500,000 units	500,000	500,000	0.23%
Total										5,406,720	5,500,000	2.51%
Binder & Binder National Social Security Disability Advocates, LLC	(8)							Hauppauge, NY
Residual claim from Term Loan	(4)	Unsecured						Services: Consumer	$550,000	550,000	510,000	0.23%
BW DME Acquisition, LLC								Tempe, AZ
Term Loan (SBIC)	(2)(12)(13)	First Lien	L+6.00%	1.00%	9.08%		8/24/2022	Healthcare & Pharmaceuticals	$9,550,000	9,269,154	9,270,000	4.22%
BW DME Holdings, LLC Class A Preferred Units	(4)	Equity							1,000,000 shares	1,000,000	1,000,000	0.46%
Total										10,269,154	10,270,000	4.68%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	9.73%		12/31/2020	Automotive	$98,746	97,359	98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	9.73%		12/31/2020		$7,702,191	7,593,999	7,700,000	3.51%
CPP Holdings LLC Class A Common Units	(4)	Equity							149,828 shares	149,828	260,000	0.12%
Total										7,841,186	8,058,746	3.67%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(13)	First Lien	L+6.50%	1.00%	9.23%		7/16/2020	Education	$12,500,000	12,422,124	12,440,000	5.67%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,451,470	12,500,000	5.69%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,990,217	2,000,000	0.91%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,980,364	5,000,000	2.28%
Colford Capital Holdings, LLC Preferred Units	(4)(5)	Equity							38,893 units	557,143	610,000	0.28%
Total										19,979,194	20,110,000	9.16%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	11.84%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,895,337	9,000,000	4.10%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	510,000	0.23%
Total										9,145,337	9,510,000	4.33%
Dream II Holdings, LLC								Boca Raton, FL
Class A Common Units	(4)	Equity						Services: Consumer	250,000 units	242,304	380,000	0.17%
Empirix Inc.								Billerica, MA
Term Loan	(12)	Second Lien	L+9.50%	1.00%	10.81%		5/1/2020	Software	$11,657,850	11,545,160	11,657,850	5.31%
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.50%	1.00%	10.81%		5/1/2020		$9,750,000	9,654,202	9,750,000	4.44%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	930,600	0.42%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	9,400	0.00%
Total										22,516,768	22,347,850	10.17%
Energy Labs Inc.								Houston, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+7.00%	0.50%	11.25%		9/29/2021	Energy: Oil & Gas	$5,300,000	5,210,391	5,300,000	2.41%
Energy Labs Holding Corp. Common Stock	(4)	Equity							500 shares	500,000	410,000	0.19%
Total										5,710,391	5,710,000	2.60%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	L+8.75%	0.75%	9.99%		12/30/2019	Hotel, Gaming, & Leisure	$3,215,429	3,182,293	3,215,429	1.46%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	195,000	0.09%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	5,000	0.00%
Total										3,302,980	3,415,429	1.55
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.34%		6/10/2021	Consumer Goods: Durable	$7,288,484	7,174,121	7,288,484	3.32%
Furniture Factory Holdings, LLC Term Loan	(11)	Unsecured	11.00%				2/3/2021		$122,823	122,823	120,000	0.05%
Sun Furniture Factory, LP Common Units	(4)	Equity							13,445 shares	94,569	210,000	0.10%
Total										7,391,513	7,618,484	3.47%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
GK Holdings, Inc.								Cary, NC
Term Loan	(12)	Second Lien	L+10.25%	1.00%	11.58%		1/30/2022	Education	$5,000,000	4,929,497	5,000,000	2.28%
Good Source Solutions, Inc.								Carlsbad, CA
Term Loan	(13)	First Lien	L+7.25%	0.50%	11.62%		7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,328,254	1,350,000	0.61%
Term Loan (SBIC)	(2)(13)	First Lien	L+7.25%	0.50%	11.62%		7/15/2021		$1,200,000	1,180,670	1,200,000	0.55%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity							159 shares	159,375	170,000	0.08%
Good Source Holdings, LLC Class B Common Units	(4)	Equity							4,482 shares	0	0	0.00%
Total										2,668,299	2,720,000	1.24%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,766,667	4,758,981	4,340,000	1.98%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,109,524	4,067,690	2,010,000	0.92%
Total										8,826,671	6,350,000	2.90%
Hostway Corporation								Chicago, IL
Term Loan	(4)(12)	Second Lien	L+8.75%	1.25%	0.00%		12/13/2020	High Tech Industries	$6,750,000	6,675,175	5,910,000	2.69%
HUF Worldwide, LLC	(9)							Los Angeles, CA
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.30%		10/22/2019	Retail	$3,651,709	3,613,358	3,650,000	1.66%
Term Loan (SBIC)	(2)(12)	First Lien	L+9.00%	0.50%	10.30%		10/22/2019		$6,138,648	6,082,112	6,138,648	2.80%
HUF Holdings, LLC Common Class A Units	(4)	Equity							616,892 units	624,427	330,000	0.15%
Total										10,319,897	10,118,648	4.61%
Keais Records Service, LLC								Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	11.84%		6/30/2022	Services: Business	$7,750,000	7,633,118	7,750,000	3.53%
Keais Holdings, LLC Class A Units	(4)	Equity							148,335 units	775,000	770,000	0.35%
Total										8,408,118	8,520,000	3.88%
KidKraft, Inc.								Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	3/30/2022	Consumer Goods: Durable	$9,292,027	9,132,335	9,200,000	4.19%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(5)(12)	Second Lien	L+8.25%	1.25%	9.58%		4/18/2020	Transportation: Cargo	$6,841,739	6,780,602	6,840,000	3.12%
Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	9.24%		11/30/2021	Media: Broadcasting & Subscription	$4,906,250	4,863,954	4,906,250	2.23%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity							5,000 shares	50,000	64,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity							4,500 shares	450,000	576,000	0.26%
Total										5,363,954	5,546,250	2.52%
Mobileum, Inc.								Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	11.59%		5/1/2022	Software	$9,000,000	8,842,705	9,000,000	4.10%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity							750 units	750,000	830,000	0.38%
Total										9,592,705	9,830,000	4.48%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
MBS Holdings, Inc.								Birmingham, AL
Series E Preferred Stock	(4)	Equity						Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	1,657,438	0.75%
Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	342,562	0.16%
Total										1,206,682	2,000,000	0.91%
MTC Parent, L.P.								Oak Brook, IL
Class A-2 Common Units	(4)	Equity						Finance	750,000 shares	28,842	1,790,000	0.82%
National Trench Safety, LLC, et al								Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2022	Construction & Building	$10,000,000	9,838,193	10,000,000	4.56%
NTS Investors, LP Class A Common Units	(4)	Equity							2,335 units	500,000	400,000	0.18%
Total										10,338,193	10,400,000	4.74%
OGS Holdings, Inc.								Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity						Services: Government	11,521 shares	50,001	90,000	0.04%
Protect America, Inc.								Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	L+9.75%	1.00%	9.13%	2.00%	10/30/2020	Services: Consumer	$17,529,167	17,101,553	17,100,000	7.79%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(12)	First Lien	L+8.00%		9.23%		9/30/2018	Retail	$880,000	880,000	880,000	0.40%
Term A Loan	(12)	First Lien	L+8.00%		9.23%		9/30/2018		$1,060,966	1,060,966	1,060,000	0.48%
Term B Loan	(6)(12)	First Lien	L+10.75%		10.23%	1.75%	9/30/2018		$6,449,251	6,449,251	6,449,251	2.94%
Total										8,390,217	8,389,251	3.82
Resolute Industrial, LLC	(14)							Wheeling, IL
Term Loan	(12)	First Lien	L+7.62%	1.00%	8.95%		7/26/2022	Capital Equipment	$3,797,222	3,724,778	3,710,000	1.69%
Term Loan (SBIC)	(2)(12)	First Lien	L+7.62%	1.00%	8.95%		7/26/2022		$13,290,278	13,036,684	13,000,000	5.92%
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity							601 units	750,000	750,000	0.34%
Total										17,511,462	17,460,000	7.95%
Roberts-Gordon, LLC								Buffalo, NY
Term Loan	(12)	Second Lien	L+10.00%	1.00%	11.34%		1/1/2022	Construction & Building	$7,200,000	7,062,051	7,060,000	3.22%
Specified Air Solutions, LLC Class A Common Unites	(4)	Equity							3,846 shares	500,045	500,000	0.23%
Total										7,562,096	7,560,000	3.45%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(12)	Second Lien	L+9.50	1.00%	10.81%		9/18/2022	High Tech Industries	$10,000,000	9,842,608	9,900,000	4.51%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,861,629	19,900,000	9.06%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	760,000	0.35%
Total										21,024,173	20,660,000	9.41%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+6.50	1.50%	8.00%		10/31/2018	Healthcare & Pharmaceuticals	$5,599,563	5,597,302	5,599,563	2.55%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,268,386	7,220,942	7,268,386	3.31%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	891,000	0.41%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	99,000	0.05%
Total										7,845,795	8,258,386	3.77%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
TechInsights, Inc.								Ottawa, Ontario
Term Loan	(5)(12)(13)	First Lien	L+6.50%	1.00%	8.72%		8/16/2022	High Tech Industries	$20,000,000	19,509,252	19,510,000	8.89%
Time Manufacturing Acquistion, LLC								Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	8/3/2023	Capital Equipment	$6,361,305	6,243,502	6,360,000	2.90%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity							5,000 units	500,000	400,000	0.18%
Total										6,743,502	6,760,000	3.08%
TFH Reliability, LLC								Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.75%	0.50%	12.09%		4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,771,794	5,875,000	2.68%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity							250,000 shares	250,000	280,000	0.13%
Total										6,021,794	6,155,000	2.81%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	L+11.75%	1.00%	12.99%		6/8/2020	Finance	$4,500,000	4,472,766	4,500,000	2.05%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	607,600	0.28%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	12,400	0.01%
Total										4,922,766	5,120,000	2.34%
VRI Intermediate Holdings, LLC								Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.25%	1.00%	10.59%		10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,834,759	8,820,000	4.02%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity							326,797 shares	500,000	520,000	0.24%
Total										9,334,759	9,340,000	4.26%
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(12)	Unsecured	L+11.00%	1.00%	12.34%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,234,484	1,010,000	0.46%
WCI Holdings LLC Class A Preferred Units	(4)	Equity							56 units	55,550	0	0.00%
WCI Holdings LLC Class B Common Units	(4)	Equity							3,044 units	3,044	0	0.00%
Total										1,293,078	1,010,000	0.46%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.24%		4/23/2020	Software	$3,962,500	3,919,079	3,960,000	1.80%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	5,000	9,400	0.00%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	245,000	460,600	0.21%
Total										4,169,079	4,430,000	2.01%

Total Non-controlled, non-affiliated investments										351,197,270	354,357,607	161.41%
Net Investments										352,249,455	355,297,607	161.84%
LIABILITIES IN EXCESS OF OTHER ASSETS											(135,761,565)	(61.84)%
NET ASSETS											$219,536,042	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (unaudited)

September 30, 2017

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC Subsidiary, which include $6,696,574 of cash and $143,369,190 of investments (at par) are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.

(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 79% of the Company’s total assets as of September 30, 2017.

(6)	Represents a PIK security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	In the fourth quarter of 2016, Binder & Binder National Social Security Disability, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s fair value has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time, the Company does not expect to receive any additional repayment other than the court awarded amount.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,250,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.

(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn commitment in an amount not to exceed $5,750,000, with an interest rate of LIBOR plus 7.62% and a maturity of July 26, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

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

September 30, 2017

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

The Company has issued a total of 15,854,413 shares and raised $234,399,463 in gross proceeds since inception, incurring $7,540,725 in offering expenses and sales load fees for net proceeds from offerings of $226,858,738. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of September 30, 2017 and December 31, 2016, the SBIC subsidiary had $58.5 and $38.0 million of regulatory capital, respectively, as such term is defined by the SBA, and has received commitments from the SBA of $65.0 million. As of both September 30, 2017 and December 31, 2016, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures (the “SBA Debentures”) outstanding.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2017 and September 30, 2016 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016. Certain reclassifications have been made to certain prior period balances to conform with current presentation. In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At September 30, 2017, cash balances totaling $3,939,943 exceeded FDIC insurance protection levels of $250,000 by $3,689,943, subjecting the Company to risk related to the uninsured balance. In addition, at September 30, 2017, the Company held $7,726,862 in cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote. Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on the SBA Debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, the 2019 Notes (as defined in Note 10), the 2022 Notes (as defined in Note 10) and SBA Debentures and are capitalized at the time of payment. These are costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument. As of September 30, 2017, the Company has capitalized prepaid loan structure fees of $47,453 related to the refinancing of our credit facility with Amegy Bank. See subsequent events for further details.

Offering Costs

Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated. The Company incurred $299,961 in connection with the offering of our stock in April 2017 and the At-the-Market (ATM) offering program, which began in August 2017. These costs are shown on the Consolidated Statement of Changes in Net Assets as a reduction to Paid-in Capital. See Note 4 for further discussion.

Investments

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Under procedures established by our board of directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will value these investments based on these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent third party valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

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

September 30, 2017

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

September 30, 2017

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Included in other general and administrative expenses for the nine months ended September 30, 2017 is an additional estimate of $14,985 related to the estimated excise tax. The Company accrued an estimated excise tax of $22,663 as of December 31, 2016 and paid $37,648 in excise taxes during the nine months ending September 30, 2017.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of September 30, 2017 and December 31, 2016, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and nine months ended September 30, 2017 and 2016, were de minimis.

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

September 30, 2017

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

For the three and nine months ended September 30, 2017, the Company recorded deferred income tax benefit of $0 and $8,593, respectively, related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2016, the Company recorded deferred income tax provision of $39,965 and $362,116, respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2017 and December 31, 2016, the Company had a deferred tax liability of $0 and $8,593, respectively.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty or revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contacts with Customers (Topic 606) – Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Note, the guidance exempts interest income from the above guidance, indicating recognition will remain the same. The above guidance will specifically apply to Stellus’ other income streams such as repayment penalty fees, origination fees, miscellaneous fees etc. Stellus has identified similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, Stellus’ timing of its revenue recognition will remain the same for the identified revenue streams.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

In August 2014, the FASB issued ASU No. 2014-15 — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with the preparation of interim and annual reports, the Company’s management will evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date the financial statements are available to be issued, when applicable), and, if so, disclose that fact. Additionally, the Company’s management must evaluate and disclose whether its plans will alleviate that doubt. The guidance was effective for the Company beginning January 1, 2016. The Company has adopted the guidance as of January 1, 2016 and there is no impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which required entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. The guidance was effective for the Company January 1, 2017. The Company has adopted the guidance as of January 1, 2017 and there is no material impact on its consolidated financial statements.

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

For the three and nine months ended September 30, 2017, the Company recorded an expense for base management fees of $1,546,781 and $4,634,318, respectively. For the three and nine months ended September 30, 2016, the Company recorded an expense for base management fees of $1,574,354 and $4,673,568, respectively. As of September 30, 2017 and December 31, 2016, $1,546,781 and $1,608,295, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

For the three and nine months ended September 30, 2017, the Company incurred $462,743 and $2,718,586 respectively, of Investment Income Incentive Fees. For the three and nine months ended September 30, 2016, the Company incurred $1,110,297 and $3,121,395, respectively, of Investment Income Incentive Fees. As of September 30, 2017 and December 31, 2016, $619,617 and $1,353,271, respectively, of such Investment Income Incentive Fees were payable to the Advisor, of which $440,776 and $1,162,714, respectively, were currently payable (as explained below). As of September 30, 2017 and December 31, 2016, $178,841 and $190,557, respectively, of Investment Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2017 and 2016, the Company incurred no Capital Gains Incentive Fee. As of September 30, 2017 and December 31, 2016, no Capital Gains Incentive Fees were payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Investment Income Incentive Fees Incurred	$462,743	$1,110,297	$2,718,586	$3,121,395
Capital Gains Incentive Fee Incurred	—	—	—	—
Incentive Fee Expense	$462,743	$1,110,297	$2,718,586	$3,121,395

	September 30,	December 31,
	2017	2016
Investment Income Incentive Fee Currently Payable	$440,776	$1,162,714
Investment Income Incentive Fee Deferred	178,841	190,557
Incentive Fee Payable	$619,617	$1,353,271

Director Fees

For the three and nine months ended September 30, 2017, the Company recorded an expense relating to director fees of $83,000 and $254,000, respectively. For the three and nine months ended September 30, 2016, the Company recorded an expense relating to director fees of $73,000 and $251,000, respectively. As of September 30, 2017 and December 31, 2016, $83,000 and $0, respectively were payable relating to director fees.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Administrative Agent

The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that is redistributed to syndication partners. If not redistributed by the reporting date, such a payable is recorded to syndication partners on the Consolidated Statements of Assets and Liabilities. No such payable exists as of September 30, 2017 and December 31, 2016.

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

Included in administrative services expense for the three and nine months ended September 30, 2017, the Company recorded expenses of $277,676 and $837,871, respectively, relating to the administration agreement. Included in administrative services expense for the three and nine months ended September 30, 2016, the Company recorded expenses of $214,453 and $690,361, respectively, relating to the administration agreement. As of September 30, 2017 and December 31, 2016, $277,676 and $232,169, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

September 30, 2017

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

October 7, 2016	November 30, 2016	December 15, 2016	$0.1133
October 7, 2016	December 30, 2016	January 13, 2017	$0.1133
Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
Total			$6.7047

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No new shares were issued in connection with the distributions made during the three and nine months ended September 30, 2017 and 2016.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds	fees	Expenses	Proceeds	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	$14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	$14.47
Quarter ended June 30, 2017	3,162,500	44,591,250	1,296,625	234,007	43,060,618	$14.10
Quarter ended September 30, 2017	211,956	2,900,376	43,506	65,954	2,790,917	$13.68
Total	15,854,413	$234,399,463	$6,375,361	$1,165,365	226,858,738

The Company issued no shares of common stock during the three and nine months ended September 30, 2017 or the year ended December 31, 2016 in connection with the stockholder distribution reinvestment plan.

The Company issued 211,956 additional shares of common stock during the quarter ended September 30, 2017 in connection with the ATM program. Gross proceeds resulting from the issuance totaled $2,900,376 and underwriting and other expenses related to the offering totaled $109,460. The average offering price for this capital raise was $13.68.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$5,636,598	$9,927,466	$17,706,116	$17,481,236
Average common shares	15,668,415	12,479,958	14,510,408	12,479,959
Basic and diluted earnings per common share	$0.36	$0.80	$1.22	$1.40

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

At September 30, 2017, the Company had investments in 46 portfolio companies. The composition of our investments as of September 30, 2017 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(a)	$124,444,494	$124,516,371
Senior Secured – Second Lien	155,172,522	153,522,850
Unsecured Debt	54,655,431	54,668,386
Equity	17,977,009	22,590,000
Total Investments	$352,249,455	$355,297,607

(a) Includes unitranche investments, which account for 14% of our portfolio at fair value.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2017 and December 31, 2016, the Company had four and two such investments, respectively, with aggregate unfunded commitments of $8,186,667 and $1,875,000, respectively.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2017 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$124,516,371	$124,516,371
Senior Secured – Second Lien	—	—	153,522,850	153,522,850
Unsecured Debt	—	—	54,668,386	54,668,386
Equity	—	—	22,590,000	22,590,000
Total Investments	$—	$—	$355,297,607	$355,297,607

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$113,482,205	$113,482,205
Senior Secured – Second Lien	—	17,965,000	144,521,388	162,486,388
Unsecured Debt	—	—	70,725,412	70,725,412
Equity	—	—	18,931,886	18,931,886
Total Investments	$—	$17,965,000	$347,660,891	$365,625,891

The aggregate values of Level 3 portfolio investments changed during the nine months ended September 30, 2017 are as follows:

		Senior Secured
	Senior Secured Loans-First Lien	Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Purchases of investments	58,722,750	47,663,500	6,203,400	5,093,444	117,683,094
Payment-in-kind interest	85,189	207,844	54,449	—	347,482
Sales and redemptions	(46,399,381)	(47,725,650)	(22,770,108)	(8,113,361)	(125,008,500)
Transfer from term loan to equity	(864,101)	—	—	864,101	—
Realized Gain/(Loss)	(626,963)	—	—	5,211,927	4,584,964
Change in unrealized appreciation included in earnings	(146,127)	(1,064,752)	207,537	602,003	(401,339)
Amortization of premium and accretion of discount, net	262,799	370,520	247,696	—	881,015
Transfer from Level 2	—	9,550,000	—	—	9,550,000
Fair value at end of period	$124,516,371	$153,522,850	$54,668,386	$22,590,000	$355,297,607
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2017	$(518,122)	$(496,622)	$297,028	$1,206,140	$488,424

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2016 are as follows:

		Senior Secured
	Senior Secured Loans-First Lien	Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Purchases of investments	25,009,310	35,664,883	1,354,073	3,632,768	65,661,034
Payment-in-kind interest	112,952	22,874	107,940	—	243,766
Sales and Redemptions	(44,947,647)	(9,850,061)	(122,094)	(1,019,375)	(55,939,177)
Realized Gain/(Loss)	(674,702)	—	(12,200,353)	(214,286)	(13,089,341)
Change in unrealized depreciation included in earnings	1,653,933	2,684,245	9,085,283	3,608,906	17,032,367
Amortization of premium and accretion of discount, net	419,398	392,196	288,281	—	1,099,875
Transfer from Level 2	—	(16,365,330)	—	—	(16,365,330)
Fair value at end of year	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Change in unrealized depreciation on Level 3 investments still held as December 31, 2016	$1,399,408	$2,588,122	$9,084,789	$3,686,972	$16,759,291

During the nine months ended September 30, 2017, there was one sale of a Level 2 investment and a transfer from Level 2 to Level 3, due to a drop in the available broker quotes. During the year ended December 31, 2016, there were two transfers from Level 3 to Level 2 as additional broker quotes became available. Transfers are reflected at the value of the securities at the beginning of the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	$96,581,142	$96,375,000	27.13%
New York	41,301,039	41,984,636	11.82%
Canada	26,289,854	26,350,000	7.42%
Illinois	24,215,479	25,160,000	7.08%
California	22,580,901	22,668,648	6.38%
Massachusetts	22,516,768	22,347,850	6.29%
New Jersey	20,812,341	20,829,251	5.86%
Arizona	13,572,134	13,685,429	3.85%
North Carolina	12,838,988	12,910,000	3.63%
Ohio	10,008,032	9,930,000	2.79%
Tennessee	9,842,608	9,900,000	2.79%
Missouri	9,145,337	9,510,000	2.68%
Puerto Rico	8,826,671	6,350,000	1.79%
Pennsylvania	7,841,186	8,058,746	2.27%
Arkansas	7,391,513	7,618,484	2.14%
Georgia	5,927,016	8,110,000	2.28%
Minnesota	5,597,302	5,599,563	1.58%
Washington	4,169,079	4,430,000	1.25%
Utah	1,293,078	1,010,000	0.28%
Alabama	1,206,682	2,000,000	0.56%
Florida	242,304	380,000	0.11%
Virginia	50,001	90,000	0.03%
Grand Total	$352,249,455	$355,297,607	100.0%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2017:

			% of Total
	Cost	Fair Value	Investments
Finance	$45,954,975	$47,680,000	13.42%
Healthcare & Pharmaceuticals	41,937,377	39,469,563	11.11%
Software	36,278,552	36,607,850	10.30%
High Tech Industries	36,027,035	35,320,000	9.94%
Capital Equipment	24,254,964	24,220,000	6.82%
Chemicals, Plastics, & Rubber	20,809,309	21,095,000	5.94%
Retail	18,710,114	18,507,899	5.21%
Construction & Building	17,900,289	17,960,000	5.05%
Services: Consumer	17,893,857	17,990,000	5.06%
Education	17,351,621	17,440,000	4.91%
Consumer Goods: Durable	16,523,848	16,818,484	4.73%
Media: Broadcasting & Subscription	14,416,431	15,804,636	4.45%
Services: Business	9,412,368	11,510,000	3.24%
Automotive	7,841,186	8,058,746	2.27%
Transportation: Cargo	6,780,602	6,840,000	1.93%
Energy: Oil & Gas	6,762,576	6,650,000	1.87%
Insurance	5,406,720	5,500,000	1.55%
Beverage, Food, & Tobacco	3,961,377	3,730,000	1.05%
Hotel, Gaming, & Leisure	3,302,980	3,415,429	0.96%
Environmental Industries	673,273	590,000	0.17%
Services: Government	50,001	90,000	0.03%
	$352,249,455	$355,297,607	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.05%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Chemicals, Plastics, & Rubber	20,763,612	21,165,542	5.79%
Consumer goods: Durable	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Consumer Goods: non-durable	12,437,795	12,700,000	3.47%
Beverage, Food, & Tobacco	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%
	$362,217,251	365,625,891	100.00%

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2017:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-3.56% to 5.95% (-0.80%)
		Income/Market	Risk free rates	-0.02% to 0.85% (0.35%)
First lien debt	$124,516,371	approach (2)	Market multiples	5x to 19x (11x)(4)

			HY credit spreads,	-2.35% to 5.20% (-0.33)
		Income/Market	Risk free rates	-0.57% to 0.76% (0.11%)
Second lien debt	$153,522,850	approach (2)	Market multiples	7x to 31x (12x)(4)

			HY credit spreads,	-1.22% to 4.36% (0.24%)
		Income/Market	Risk free rates	-0.08% to 0.93% (0.21%)
Unsecured debt	$54,668,386	approach (2)	Market multiples	5x to 13x (12.5x)(4)

			Underwriting multiple/
Equity investments	$22,590,000	Market approach (5)	EBITDA Multiple	1x to 13x (9x)

Total Long Term Level 3 Investments	$355,297,607

(1)	Weighted average based on fair value as of September 30, 2017.

(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

(3)	The Company estimates fair value of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.35% (-235 basis points) to 5.20% (520 basis points). The average of all changes was -0.33% (-33 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-2.01% to 0.69% (-0.66%)
		Income/Market	Risk free rates	-0.21% to 0.83% (0.16%)
First lien debt	$113,482,205	approach (2)	Market multiples	7x to 14x (10x)(4)

			HY credit spreads,	-7.34% to 6.67% (0.00%)
		Income/Market	Risk free rates	-0.60% to 0.79% (0.00%)
Second lien debt	$144,521,388	approach (2)	Market multiples	5x to 19x (11x)(4)

			HY credit spreads,	-0.91% to 0.03% (-0.36%)
		Income/Market	Risk free rates	-0.36% to 0.95% (0.10%)
Unsecured debt	$70,725,412	approach (2)	Market multiples	7x to 13x (10x)(4)

			Underwriting multiple/
Equity investments	$18,931,886	Market approach (5)	EBITDA Multiple	1x to 13x (9x)
Total Long Term Level 3 Investments	$347,660,891

(1)	Weighted average based on fair value as of December 31, 2016.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company estimates fair value of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.01% (201 basis points) to 0.69% (69 basis points). The average of all changes was -0.66% (-66 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

As of September 30, 2017 and December 31, 2016, the Company had unfunded commitments of $8,186,667 and $1,875,000, respectively, to provide debt financing for four and two portfolio companies, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments (through cash on hand and available borrowings under its Credit Facility as defined in Note 9, below) should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.69	$13.19
Net investment income	0.93	1.01
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	(0.02)	0.43
Net realized gain/(loss) on investments and cash equivalents	0.31	(0.07)
Benefit for taxes on investments at taxable subsidaries	—	0.03
Total from investment operations	$1.22	$1.40
Offering Costs	(0.02)
Stockholder distributions from:
Net investment income	(1.02)	(1.02)
Other (7)	(0.02)	—
Net asset value at end of period	$13.85	$13.57

Per share market value at end of period	$13.65	$10.89
Total return based on market value (2)	21.82%	25.02%
Weighted average shares outstanding	14,510,408	12,479,959

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$219,536,042	$169,406,036
Weighted Average net assets	$187,011,680	$163,788,591
Annualized ratio of gross operating expenses to net assets (3) (6)	11.71%	13.52%
Annualized ratio of interest expense and other fees to net assets (3)	4.21%	4.87%
Annualized ratio of net investment income to net assets (3) (6)	9.70%	10.56%
Portfolio Turnover (4)	33.38%	10.00%
Notes payable	$48,875,000	$25,000,000
Credit Facility payable	$36,000,000	$107,500,000
SBA Debentures	$65,000,000	$65,000,000
Asset coverage ratio (5)	3.59 x	2.28 x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.

(3)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

(4)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(5)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator.

(6)	These ratios include the impact of the benefit for income taxes related to unrealized loss on investments of $8,593 for the nine months ended September 30, 2017 and a benefit for income taxes related to unrealized gain on investments of $362,116 for the nine months ended September 30, 2016, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the nine months ended September 30, 2017 and 2016 is less than 0.01% and 0.10%, respectively.

(7)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

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

September 30, 2017

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2017, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility, including that the Company have a minimum asset coverage ratio of 2.20 to 1.0 immediately after giving effect to such borrowing. As of September 30, 2017, the Company’s asset coverage ratio was 3.59 to 1.0.

As of September 30, 2017 and December 31, 2016, the outstanding balance under the Credit Facility was $36,000,000 and $116,000,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3,117,716 in connection with obtaining, amending, and maintaining the Credit Facility, which are being amortized over the life of the Credit Facility. As of September 30, 2017 and December 31, 2016, $455,972 and $828,792 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3. See Note 1 to the consolidated financial statements for further discussion and Note 11 for significant developments subsequent to September 30, 2017 regarding the Credit Facility.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30,	December 31,
	2017	2016
Credit Facility payable	$36,000,000	$116,000,000
Prepaid loan structure fees	455,972	828,792
Credit facility payable, net of prepaid loan structure fees	$35,544,028	$115,171,208

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

For the three months ended September 30, 2017, the weighted average effective interest rate under the Credit Facility was approximately 4.1% (approximately 5.9% including commitment fees and other loan fees). The average borrowings under the Credit Facility for the three months ended September 30, 2017 were $47,342,391.

For the nine months ended September 30, 2017, the weighted average effective interest rate under the Credit Facility was approximately 3.7% (approximately 4.7% including commitment fees and other loan fees). The average borrowings under the Credit Facility for the nine months ended September 30, 2017 were $70,035,714.

For the three months ended September 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.7% including commitment and other loan fees). The average borrowings under the Credit Facility for the three months ended September 30, 2016 were $105,168,478.

For the nine months ended September 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment and other loan fees). The average borrowings under the Credit Facility for the nine months ended September 30, 2016 were $107,087,591.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Interest expense	$487,452	$841,622	$1,924,183	$2,517,807
Loan fee amortization	113,071	119,322	335,525	355,372
Commitment fees on unused portion	92,840	18,771	189,448	49,105
Administration fees	12,568	12,534	37,295	37,330
Total interest and financing expenses	$705,931	$992,249	$2,486,451	$2,959,614

Cash paid for interest and unused fees	$369,215	$860,459	$1,988,222	$2,596,512

NOTE 10 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “2019 Notes”) due April 30, 2019. On August 21, 2017, the Company caused notices to be issued to the holders of its 2019 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2019 Notes, pursuant to Section 1101 of the Base Indenture dated as of May 5, 2014, between the Company and U.S. Bank National Association, as trustee, and Section 1.01(h)(i) of the First Supplemental Indenture dated as of May 5, 2014. The Company redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017. The 2019 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on the extinguishment of debt of $302,732 for the three and nine months ended September 30, 2017, due to the write off of the remaining deferred financing costs on the 2019 Notes.

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the three and nine months ended September 30, 2017 and 2016:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Interest expense	$356,597	$406,250	$1,169,097	$1,218,750
Deferred financing costs	40,753	47,107	131,131	138,486
Administration fees	1,768	1,260	5,246	3,590
Total interest and other fees	$399,118	$454,617	$1,305,474	$1,360,826
Loss on extinguishment of debt	302,732	—	302,732	—

Cash paid for interest	$564,236	$406,250	$1,376,736	$1,218,750

On August 21, 2017, the Company issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due 2022 (the “2022 Notes” and together with the 2019 Notes, the “Notes”). On September 8, 2017, the Company issued an additional $6.38 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 15, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning December 15, 2017.

The Company used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the outstanding amount under the Credit Facility. As of September 30, 2017 and December 31, 2016, the aggregate carrying amount of the 2022 Notes was approximately $48.88 million and $25.0 million for the 2019 Notes, the fair value of the Notes was approximately $49.7 and $25.2 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1,688,961 of fees which are being amortized over the term of the 2022 Notes, of which $1,654,575 remains to be amortized as of September 30, 2017. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Interest expense	$312,257	$—	$312,257	$—
Deferred financing costs	33,462	—	33,462	—
Administration fees	924	—	924	—
Total interest and other fees	$346,643	$—	$346,643	$—

Cash paid for interest	$—	$—	$—	$—

The following is a summary of the Notes Payable, net of deferred financing costs:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

	September 30,	December 31,
	2017	2016
Notes payable	$48,875,000	$25,000,000
Deferred financing costs	1,654,575	434,109
Notes payable, net of deferred financing costs	$47,220,425	$24,565,891

The indenture and supplements thereto relating to each of the 2019 Notes and 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act.

NOTE 11 — SBA DEBENTURES

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of September 30, 2017 and December 31, 2016, the SBIC subsidiary had $58,500,000 and $38,000,000 in regulatory capital, respectively, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $125,966,711 and $104,622,663 in assets at September 30, 2017 and December 31, 2016, respectively, which accounted for approximately 32.9% and 27.5% of our total consolidated assets at September 30, 2017 and December 31, 2016, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both September 30, 2017 and December 31, 2016, the SBIC subsidiary had $65,000,000 of the SBA Debentures outstanding, which mature ten years from issuance. The first maturity related to the SBA Debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA Debentures is approximately 8.1 years as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2017 and December 31, 2016 the SBA Debentures would be deemed to be Level 3, as defined in Note 6.

As of September 30, 2017, the Company has incurred $2,226,250 in financing costs related to the SBA Debentures. As of September 30, 2017 and December 31, 2016, $1,414,658 and $1,657,964 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The following is a summary of the SBA Debentures, net of prepaid loan fees:

	September 30,	December 31,
	2017	2016
SBA debentures payable	$65,000,000	$65,000,000
Prepaid loan fees	1,414,658	1,657,964
SBA Debentures, net of prepaid loan fees	$63,585,342	$63,342,036

For the three and nine months ended September 30, 2017, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees The average borrowings of SBA Debentures for the three and nine months ended September 30, 2017 were $65,000,000.

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

Interest is paid semi-annually, in March and September. The following table summarizes the interest expense and amortized fees on the Debentures for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Interest expense	$508,923	$508,923	$1,510,172	$1,368,176
Debenture fee amortization	81,993	81,993	243,306	244,197
Total interest and other fees	$590,916	$590,916	$1,753,478	$1,612,373

Cash paid for interest	$1,017,845	$942,988	$2,019,095	$1,500,527

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

Portfolio Activity

On October 16, 2017 the Company invested $12.5 million in the second lien term loan of Magdata Intermediate Holdings, LLC (also referred to as Magnitude Software), a provider of enterprise information management software and related services to fortune 1000 companies.

On October 20, 2017 the Company received full repayment on the unsecured term loans of Colford Capital Holdings, LLC for total proceeds of $19.5 million.

On October 27, 2017 the Company invested $13.75 million in the second lien term loan of Condor Borrow, LLC, (also referred to as Comodo) a market leading provider or secure socket layer (“SSL”) certificates. Additionally, the Company invested $0.5 million in the equity of the company.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Credit Facility

On October 11, 2017, the Company entered into a $140 million revolving credit facility with Amegy Bank, who replaced SunTrust Bank as agent, and admitted several new banks and extended the maturity to October 10, 2021. This facility is effective as of October 10, 2017 and is materially the same as the previous facility with the following exceptions: (a) the interest rate was reduced from LIBOR +2.625% to LIBOR +2.50%; (b) the asset coverage test was reduced from 220% to 200%; and (c) an interest coverage test of 2:1 was added. The Company incurred upfront costs of approximately $1.1 million which were deferred and will be amortized over the four year term of the facility. Subsequent to entering the new agreement with Amegy Bank, our credit facility with SunTrust Bank was terminated. On October 11, 2017, in conjunction with securing and entering into the new Credit Agreement, the Company terminated its senior secured revolving credit facility with SunTrust Bank, as administrative agent and a lender, and the other lenders party thereto.

On November 1, 2017, we entered into a custody agreement with our new custodian, ZB, A National Association, DBA Amegy Bank. On November 2, 2017, the Company provided notice of termination of its custody agreement dated as of November 1, 2012, between the Company and State Street (the “State Street Agreement”) effective within 60 days.

The outstanding balance under the Credit Facility as of November 8, 2017 was $38.5 million.

ATM Program

Since September 30, 2017, we issued 91,446 shares under the ATM program for net proceeds of $1.2 million (net of sales load) at an average price of $13.68 ($13.47 per share, net).

SBIC Subsidiary

On November 8, 2017 the SBA granted the Company’s SBIC Subsidiary a commitment of $25.0 million of additional debentures.

Dividend Declared

On October 12, 2017, the Company’s board of directors declared a regular monthly dividend for each of October 2017, November 2017 and December 2017 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/12/2017	10/30/2017	10/31/2017	11/15/2017	$0.1133
10/12/2017	11/29/2017	11/30/2017	12/15/2017	$0.1133
10/12/2017	12/28/2017	12/29/2017	1/12/2018	$0.1133

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or rules or regulations of the Securities and Exchange Commission (the “SEC”). You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2017, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with a corresponding equity investment.

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

As of September 30, 2017, we had $355.3 million (at fair value) invested in 46 portfolio companies. As of September 30, 2017, our portfolio included approximately 35% of first lien debt, 43% of second lien debt, 16% of mezzanine debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2017 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(a)	$124,444,494	$124,516,371
Senior Secured – Second Lien	155,172,522	153,522,850
Unsecured Debt	54,655,431	54,668,386
Equity	17,977,009	22,590,000
Total Investments	$352,249,455	$355,297,607

(a) Includes unitranche investments, which account for 14% of our portfolio at fair value.

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

(a) Includes unitranche investments, which account for 14% of our portfolio at fair value.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2017 and December 31, 2016, we had four and two such investments, respectively, with aggregate unfunded commitments of $8.2 million and $1.9 million, respectively.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	$96,581,142	$96,375,000	27.13%
New York	41,301,039	41,984,636	11.82%
Canada	26,289,854	26,350,000	7.42%
Illinois	24,215,479	25,160,000	7.08%
California	22,580,901	22,668,648	6.38%
Massachusetts	22,516,768	22,347,850	6.29%
New Jersey	20,812,341	20,829,251	5.86%
Arizona	13,572,134	13,685,429	3.85%
North Carolina	12,838,988	12,910,000	3.63%
Ohio	10,008,032	9,930,000	2.79%
Tennessee	9,842,608	9,900,000	2.79%
Missouri	9,145,337	9,510,000	2.68%
Puerto Rico	8,826,671	6,350,000	1.79%
Pennsylvania	7,841,186	8,058,746	2.27%
Arkansas	7,391,513	7,618,484	2.14%
Georgia	5,927,016	8,110,000	2.28%
Minnesota	5,597,302	5,599,563	1.58%
Washington	4,169,079	4,430,000	1.25%
Utah	1,293,078	1,010,000	0.28%
Alabama	1,206,682	2,000,000	0.56%
Florida	242,304	380,000	0.11%
Virginia	50,001	90,000	0.03%
Grand Total	$352,249,455	$355,297,607	100.0%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Texas	$74,433,626	$73,576,277	20.13%
New York	42,102,392	41,930,666	11.47%
Colorado	27,855,053	28,979,651	7.93%
California	28,298,845	28,606,727	7.82%
Massachusetts	22,467,254	22,944,663	6.28%
Georgia	20,626,735	22,469,217	6.15%
New Jersey	20,710,728	20,804,704	5.69%
Illinois	17,554,821	17,590,281	4.81%
Alabama	16,191,841	16,584,379	4.54%
Missouri	14,096,725	14,441,599	3.95%
Tennessee	12,310,883	12,045,701	3.29%
Arkansas	9,912,815	10,102,283	2.76%
Pennsylvania	8,035,182	8,301,104	2.27%
Puerto Rico	8,712,537	8,229,054	2.25%
Florida	7,453,847	7,431,820	2.03%
Canada	6,765,448	6,692,648	1.83%
Minnesota	6,362,834	6,374,800	1.74%
North Carolina	4,920,321	5,000,000	1.37%
Washington	4,158,696	4,211,990	1.15%
Virginia	4,029,530	4,060,519	1.11%
Arizona	3,408,099	3,410,583	0.93%
Utah	1,291,083	1,311,789	0.36%
Ohio	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2017:

			% of Total
	Cost	Fair Value	Investments
Finance	$45,954,975	$47,680,000	13.42%
Healthcare & Pharmaceuticals	41,937,377	39,469,563	11.11%
Software	36,278,552	36,607,850	10.30%
High Tech Industries	36,027,035	35,320,000	9.94%
Capital Equipment	24,254,964	24,220,000	6.82%
Chemicals, Plastics, & Rubber	20,809,309	21,095,000	5.94%
Retail	18,710,114	18,507,899	5.21%
Construction & Building	17,900,289	17,960,000	5.05%
Services: Consumer	17,893,857	17,990,000	5.06%
Education	17,351,621	17,440,000	4.91%
Consumer Goods: Durable	16,523,848	16,818,484	4.73%
Media: Broadcasting & Subscription	14,416,431	15,804,636	4.45%
Services: Business	9,412,368	11,510,000	3.24%
Automotive	7,841,186	8,058,746	2.27%
Transportation: Cargo	6,780,602	6,840,000	1.93%
Energy: Oil & Gas	6,762,576	6,650,000	1.87%
Insurance	5,406,720	5,500,000	1.55%
Beverage, Food, & Tobacco	3,961,377	3,730,000	1.05%
Hotel, Gaming, & Leisure	3,302,980	3,415,429	0.96%
Environmental Industries	673,273	590,000	0.17%
Services: Government	50,001	90,000	0.03%
	$352,249,455	$355,297,607	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

			% of Total
	Cost	Fair Value	Investments
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.05%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Chemicals, Plastics, & Rubber	20,763,612	21,165,542	5.79%
Consumer goods: Durable	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Consumer Goods: non-durable	12,437,795	12,700,000	3.47%
Beverage, Food, & Tobacco	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%
	$362,217,251	365,625,891	100.00%

At September 30, 2017, our average portfolio company investment at amortized cost and fair value was approximately $8.6 million and $8.5 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.2 million and $21.4 million, respectively. At December 31, 2016, our average portfolio company investment at amortized cost and fair value was approximately $8.0 million and $8.1 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.5 million and $22.9 million, respectively.

At September 30, 2017, 77% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 23% bore interest at fixed rates. At December 31, 2016, 77% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 23% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2017 and December 31, 2016 was 11.0% and 11.0%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $11.7 million and $9.2 million, respectively.

Investment Activity

During the nine months ended September 30, 2017, we made an aggregate of $117.7 million of investments in ten new portfolio companies and three existing portfolio companies. During the nine months ended September 30, 2017, we received an aggregate of $133.4 million in proceeds from repayments of our investments. In addition, we realized a $0.8 million loss on conversion of our term loan in Glori Energy Production, Inc. to equity, which has a cost basis of $81.1 million at September 30, 2017.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2017			As of December 31, 2016
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$24.4	7%	5	$73.5	20%	6
2	290.1	82%	34	239.8	66%	32
3	39.4	11%	5	50.7	14%	5
4	0.9	—%	1	0.9	—%	1
5	0.5	—%	1	0.7	—%	1
Total	$355.3	100%	46	$365.6	100%	45

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2017, we had one loan on non-accrual status which represented approximately 2.0% of our loan portfolio at cost and 1.8% at fair value. As of December 31, 2016, we had two loans on non-accrual status, which represented approximately 0.7% of our loan portfolio at cost and 0.4% at fair value.

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

Comparison of the Three Months and Nine Months Ended September 30, 2017 and 2016

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2017 and 2016 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2017	2016	2017	2016
Interest income	$9.6	$9.7	$28.5	$28.3
PIK interest	0.2	0.1	0.3	0.2
Miscellaneous fees	0.2	0.4	1.4	0.8
Total	$10.0	$10.2	$30.2	$29.3

The increases in total income for the nine months ended September 30, 2017, was due to higher than normal realization of prepayment penalties in the first two quarters of 2017. The decrease in income for the three months ended September 30, 2017, was due to lower miscellaneous fees overall for the quarter.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2017 and 2016 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2017	2016	2017	2016
Operating Expenses
Management fees	$1.5	$1.6	$4.6	$4.7
Valuation Fees	0.1	0.2	0.3	0.3
Administrative services expenses	0.3	0.2	0.9	0.8
Incentive fees	0.5	1.1	2.7	3.1
Professional fees	0.4	0.2	0.9	0.5
Directors’ fees	0.1	0.1	0.3	0.3
Insurance expense	0.1	0.1	0.3	0.4
Interest expense and other fees	2.0	2.0	5.9	6.0
Deferred offering costs	—	—	—	0.3
Other general and administrative	0.2	0.1	0.5	0.2
Total Operating Expenses	$5.2	$5.6	$16.4	$16.6
Loss on Extinguished Debt	0.3	—	0.3	—

Net Investment Income

For the three months ended September 30, 2017, net investment income was $4.4 million, or $0.29 per common share (based on 15,668,415 weighted-average common shares outstanding at September 30, 2017).

For the three months ended September 30, 2016, net investment income was $4.6 million, or $0.37 per common share (based on 12,479,958 weighted-average common shares outstanding at September 30, 2016).

For the nine months ended September 30, 2017, net investment income was $13.6 million, or $0.93 per common share (based on 14,510,408 weighted-average common shares outstanding at September 30, 2017).

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

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2017 totaled $53.5 million, and net realized gains totaled $5.2 million, mostly from a realization of our equity investment in a portfolio company.

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2016 totaled $23.2 million, including $3.6 million of receivable for the sale of one investment, and net realized losses totaled $0.9 million.

Repayments and sales of investments and amortization of other certain investments and a noncash conversion of debt to equity for the nine months ended September 30, 2017 totaled $133.4 million, and net realized gains totaled $4.5 million.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2016 totaled $39.2 million including $3.6 million of receivable for the sale of investments and net realized losses totaled $0.9 million.

Net Change in Unrealized Appreciation (depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended September 30, 2017 and 2016 totaled ($4.0) million and $6.2 million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the nine months ended September 30, 2017 and 2016 totaled ($0.3) million and $5.4 million, respectively.

The net change in unrealized depreciation for the three and nine months ended September 30, 2017 was due primarily to the re-class of unrealized appreciation to realized depreciation in connection with the realization of our equity investment in a portfolio company, as well as additional depreciation on two of our loans. The increase in the change in unrealized appreciation for the three and nine months ended September 30, 2016 was due to an additional depreciation on our one-non-accrual loan, as well as the general tightening of market interest rate spreads.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2017, net increase in net assets resulting from operations totaled $5.6 million, or $0.36 per common share (based on 15,668,415 weighted-average common shares outstanding at September 30, 2017).

For the three months ended September 30, 2016, net increase in net assets resulting from operations totaled $9.9 million, or $0.80 per common share (based on 12,479,958 weighted-average common shares outstanding at September 30, 2016).

For the nine months ended September 30, 2017, net increase in net assets resulting from operations totaled $17.7 million, or $1.22 per common share (based on 14,510,408 weighted-average common shares outstanding at September 30, 2017).

For the nine months ended September 30, 2016, net increase in net assets resulting from operations totaled $17.5 million, or $1.40 per common share (based on 12,479,959 weighted-average common shares outstanding at September 30, 2016).

The increase in net assets resulting from operations was comprised of net investment income and net realized and unrealized gains of $1.2 million.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $29.4 million for the nine months ended September 30, 2017, primarily in connection with the repayment of our investments, some of which was offset by the purchase and origination of new portfolio investments. Our financing activities for the nine months ended September 30, 2017 used cash of $26.9 million due to distributions to stockholders and net repayments of our Credit Facility during the period some of which offset by net proceeds from the issuance of common stock and the 2022 notes.

Our operating activities used cash of $12.5 million for the nine months ended September 30, 2016, primarily in connection with purchases of investments, offset by cash interest received. Our financing activities for the nine months ended September 30, 2016 used cash of $14.7 million due to distributions to stockholders during the period.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, SBA-guaranteed debentures, the offering of securities and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment distributions to the holders of our common stock. A proposal, approved by our stockholders at our 2017 Annual Meeting of Stockholders, authorizes us to sell shares equal to up to 25% of our outstanding common stock below the then current net asset value per share in one or more offerings. This authorization will expire in 2018 on the one year anniversary of our 2017 Annual Meeting of Stockholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may use, and expect to continue to use, these capital resources as well as proceeds from turnover within our investment portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. As of September 30, 2017 and December 31, 2016, our asset coverage ratio was 359% and 221%, respectively. At all times during the nine months ended September 30, 2017 and year ended December 31, 2016, we were in compliance with the asset coverage requirements. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $11.7 million and $9.2 million, respectively.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2017, the Company was in compliance with these covenants. Additionally, the Credit Facility requires that the Company meet certain conditions in connection with incurring additional indebtedness under the Credit Facility, including that the Company have a minimum asset coverage ratio of 2.20 to 1.0 immediately after giving effect to such borrowing. As of September 30, 2017, the Company’s asset coverage ratio was 3.59 to 1.0.

As of September 30, 2017 and December 31, 2016, the outstanding balance under the Credit Facility was $36.0 million and $116.0 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Credit Facility, which are being amortized over the life of the Credit Facility. As of September 30, 2017 and December 31, 2016, $0.5 million and $0.8 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3.

For the three months ended September 30, 2017, the weighted average effective interest rate under the Credit Facility was approximately 4.1% (approximately 5.9% including commitment fees and other loan fees). The average borrowings under the Credit Facility for the three months ended September 30, 2017 were $47.3 million.

For the nine months ended September 30, 2017, the weighted average effective interest rate under the Credit Facility was approximately 3.7% (approximately 4.7% including commitment fees and other loan fees). The average borrowings under the Credit Facility for the nine months ended September 30, 2017 were $70.0 million.

For the three months ended September 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.2% (approximately 3.7% including commitment and other loan fees). The average borrowings under the Credit Facility for the three months ended September 30, 2016 were $105.2 million.

For the nine months ended September 30, 2016, the weighted average effective interest rate under the Credit Facility was approximately 3.1% (approximately 3.7% including commitment and other loan fees). The average borrowings under the Credit Facility for the nine months ended September 30, 2016 were $107.1 million.

The increase in the effective interest rate over the periods above is due to (1) an increase in the LIBOR rate; and (2) the increased impact of amortization of deferred financing costs on the lower average borrowings in 2017.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2017 and 2016 (in millions):

	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(dollars in millions)
Interest expense	$0.5	$0.8	$1.9	$2.5
Loan fee amortization	0.1	0.1	0.3	0.4
Commitment fees on unused portion	0.1	-	0.2	0.1
Total interest and other fees	$0.7	$0.9	$2.4	$3.0

Cash paid for interest and unused fees	$0.4	$0.9	$2.0	$2.6

See Note 12 Subsequent Events for information on changes to the credit facilities.

2022 Notes Offering

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “2019 Notes”) due April 30, 2019. On August 21, 2017, the Company caused notices to be issued to the holders of its 2019 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2019 Notes, pursuant to Section 1101 of the Base Indenture dated as of May 5, 2014, between the Company and U.S. Bank National Association, as trustee, and Section 1.01(h)(i) of the First Supplemental Indenture dated as of May 5, 2014. The Company redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017. The 2019 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on the extinguishment of debt of $0.3 million for the three and nine months ended September 30, 2017, due to the amortization of the deferred financing costs remaining on the 2019 Notes.

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the three and nine months ended September 30, 2017 and 2016 (in millions):

	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(dollars in millions)
Interest expense	$0.4	$0.4	$1.2	$1.2
Deferred financing costs	-	0.1	0.1	0.1
Total interest and other fees	$0.4	$0.5	$1.3	$1.3
Loss on extinguishment of debt	0.3	-	0.3	-

Cash paid for interest	$0.5	$0.4	$1.4	$1.2

On August 21, 2017, the Company issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due 2022 (the “2022 Notes” and together with the 2019 Notes, the “Notes”). On September 8, 2017, the Company issued an additional $6.38 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 15, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning December 15, 2017.

The Company used all of the net proceeds from this offering to fully repay the 2019 Notes and a portion of the amount outstanding under the Credit Facility. As of September 30, 2017 and December 31, 2016, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million and $25.0 million for the 2019 Notes, and the fair value of the Notes was approximately $49.7 million and $25.2 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $1.7 million remains to be amortized as of September 30, 2017. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2017 and 2016 (in millions):

	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(dollars in millions)
Interest expense	$0.3	$-	$0.3	$-
Deferred financing costs	0.1	-	0.1	-
Total interest and financing expenses	$0.4	$-	$0.4	$-

Cash paid for interest	$-	$-	$-	$-

SBA-Guaranteed Debentures

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of September 30, 2017 and December 31, 2016, the SBIC subsidiary had $58.5 million and $38.5 million in regulatory capital, respectively, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $126.0 million and $104.6 million in assets at September 30, 2017 and December 31, 2016, respectively, which accounted for approximately 32.9% and 27.5% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both September 30, 2017 and December 31, 2016, the SBIC subsidiary had $65.0 million of SBA-guaranteed debentures (the “SBA Debentures”) outstanding, which mature ten years from issuance. The first maturity related to the SBA Debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA Debentures is approximately 8.1 years as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2017 and December 31, 2016 the SBA Debentures would be deemed to be Level 3, as defined in Note 6 to our consolidated financial statements.

As of September 30, 2017, the Company has incurred $2.2 million in financing costs related to the SBA Debentures. As of September 30, 2017 and December 31, 2016, $1.4 million and $1.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

For the three and nine months ended September 30, 2017, the weighted average effective interest rate for the SBA Debentures was approximately 3.1% (approximately 3.6% including loan fees). The average borrowings of SBA Debentures for the three and nine months ended September 30, 2017 were $65.0 million.

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

Interest is paid semi-annually, in March and September. The following table summarizes the interest expense and amortized fees on the Debentures for the three and nine months ended September 30, 2017 and 2016 (in millions):

	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(dollars in millions)
Interest expense	$0.5	$0.5	$1.5	$1.4
Debenture fee amortization	0.1	0.1	0.2	0.2
Total interest and financing expenses	$0.6	$0.6	$1.7	$1.6

Cash paid for interest	$1.0	$0.9	$2.0	$1.5

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2017 and December 31, 2016, our off-balance sheet arrangements consisted of unfunded commitments to provide debt financing to four and two of our portfolio companies respectively totaling $8.2 million and $1.9 million, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC.

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

Subsequent Events

Investment Portfolio

Portfolio Activity

On October 16, 2017 the Company invested $12.5 million in the second lien term loan of Magdata Intermediate Holdings, LLC (also referred to as Magnitude Software), a provider of enterprise information management software and related services to fortune 1000 companies.

On October 20, 2017 the Company received full repayment on the unsecured term loans of Colford Capital Holdings, LLC for total proceeds of $19.5 million.

On October 27, 2017 the Company invested $13.75 million in the second lien term loan of Condor Borrow, LLC, (also referred to as Comodo) a market leading provider or secure socket layer (“SSL”) certificates. Additionally, the Company invested $0.5 million in the equity of the company.

Credit Facility

On October 11, 2017, the Company entered into a $140 million revolving credit facility with Amegy Bank, who replaced SunTrust Bank as agent, and admitted several new banks and extended the maturity to October 10, 2021. This facility is effective as of October 10, 2017 and is materially the same as the previous facility with the following exceptions: (a) the interest rate was reduced from LIBOR +2.625% to LIBOR +2.50%; (b) the asset coverage test was reduced from 220% to 200%; and (c) an interest coverage test of 2:1 was added. The Company incurred upfront costs of approximately $1.1 million which were deferred and will be amortized over the four year term of the facility. Subsequent to entering the new agreement with Amegy Bank, our credit facility with SunTrust Bank was terminated. On October 11, 2017, in conjunction with securing and entering into the new Credit Agreement, the Company terminated its senior secured revolving credit facility with SunTrust Bank, as administrative agent and a lender, and the other lenders party thereto.

On November 1, 2017, we entered into a custody agreement with our new custodian, ZB, A National Association, DBA Amegy Bank. On November 2, 2017, the Company provided notice of termination of its custody agreement dated as of November 1, 2012, between the Company and State Street (the “State Street Agreement”) effective within 60 days.

The outstanding balance under the Credit Facility as of November 8, 2017 was $38.5 million.

ATM Program

Since September 30, 2017, we issued 91,446 shares under the ATM program for net proceeds of $1.2 million (net of sales load) at an average price of $13.68 ($13.47 per share, net).

SBIC Subsidiary

On November 8, 2017 the SBA granted the Company’s SBIC Subsidiary a commitment of $25.0 million of additional debentures.

Dividend Declared

On October 12, 2017, the Company’s board of directors declared a regular monthly dividend for each of October 2017, November 2017 and December 2017 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/12/2017	10/30/2017	10/31/2017	11/15/2017	$0.1133
10/12/2017	11/29/2017	11/30/2017	12/15/2017	$0.1133
10/12/2017	12/28/2017	12/29/2017	1/12/2018	$0.1133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the quarters ended September 30, 2017 and 2016, 77% and 76% of the loans in our portfolio bore interest at floating rates, respectively. For the quarter ended, 2017, 77% loans in our portfolio, all of the interest rate floors have interest rate floors. In the current interest rate environment, LIBOR is above the floors for substantially all floating rate investments. Assuming that the Statement of Assets and Liabilities as of September 30, 2017, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income approximately $497 thousand, due to the current floors in place. A hypothetical decrease in LIBOR would decrease our net income by $114.5 thousand. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the quarters ended September 30, 2017 and September 30, 2016, we did not engage in hedging activities.

Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. As of September 30, 2017, we had not entered into any interest rate hedging arrangements. At September 30, 2017, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would have decreased our net investment income by approximately $107 thousand for the quarter ended September 30, 2017.

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

(b)   Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as listed below, there have been no other material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our investments in software companies are subject to many risks, including regulatory concerns, litigation risks and intense competition.

As of September 30, 2017, our investments in software companies represented 10.3% of our total portfolio, at fair value. Our investments in software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the United States and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company's users, a company's products and services, or content generated by a company's users. Further, the growth of software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the United States and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the software companies in our portfolio.

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
Dated: Novermber 9, 2017
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