Form 10-K
period 2017-12-31
Stellus Capital Investment Corp
filed 2018-03-06
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35730

STELLUS CAPITAL INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	46-0937320
(State of Incorporation)	(I.R.S. Employer Identification Number)

4400 Post Oak Parkway, Suite 2200 Houston, TX	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 292-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange
5.75% Notes Due 2022	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2017 was: $209,528,850.

There were 15,953,811 shares of the Registrant’s common stock outstanding as of March 5, 2018.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2017

i

PART I

Item 1.  Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management” refers to our investment adviser and administrator, Stellus Capital Management, LLC.

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or “BDC”, under the Investment Company Act of 1940, or the “1940 Act.” We originate and invest primarily in private middle-market companies (typically those with $5 million to $50 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments. Unitranche debt is typically structured as first lien loans with certain risk characteristics of mezzanine debt. Mezzanine debt includes senior unsecured and subordinated loans.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation. We seek to achieve our investment objective by:

•	accessing the extensive origination channels that have been developed and established by the Stellus Capital Management investment professionals that include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;
•	investing in what we believe to be companies with strong business fundamentals, generally within our core middle-market company focus;
•	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;
•	focusing primarily on directly originated transactions;
•	applying the disciplined underwriting standards that the Stellus Capital Management investment professionals have developed over their extensive investing careers; and
•	capitalizing upon the experience and resources of the Stellus Capital Management investment team to monitor our investments.

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

We have elected and qualified to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution and asset diversification requirements.

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

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. This relief allows us increased flexibility under the 200% asset coverage test by allowing us to borrow up to $135 million more than we would otherwise be able to borrow absent the receipt of this exemptive relief, based on our regulatory capital of $67.5 million at December 31, 2017.

Portfolio Composition

Our investments generally range in size from $5 million to $30 million, and we may also selectively invest in larger positions. We generally expect that the size of our positions will increase in proportion to the size of our capital base. Pending such investments, we may reduce our outstanding indebtedness or invest in cash, cash equivalents, U.S. government securities and other high-quality debt investments with a maturity of one year or less. In the future, we may adjust opportunistically the percentage of our assets held in various types of loans, our principal loan sources and the industries to which we have greatest exposure, based on market conditions, the credit cycle, available financing and our desired risk/return profile.

The following table provides a summary of our portfolio investments as of December 31, 2017:

As of December 31, 2017 ($ in millions)
Number of investments	48
Fair value(a)	$371.8
Cost	$368.5
% of portfolio at fair value – first lien debt(c)	37.9%
% of portfolio at fair value – second lien debt	48.0%
% of portfolio at fair value – mezzanine debt	7.4%
% of portfolio at fair value – equity	6.7%
Weighted-average annual yield(b)	10.8%

(a)	As of December 31, 2017, $300.3 million of our debt investments at fair value were at floating interest rates, which represented approximately 87% of our total portfolio of debt investments at fair value. As of December 31, 2017, $46.5 million of our debt investments at fair value were at fixed interest rates, which represented approximately 13% of our total portfolio of debt investments at fair value.
(b)	The weighted average yield on all of our debt investments as of December 31, 2017, was approximately 10.8%, of which approximately 10.2% was current cash interest. The weighted average yield of our debt investments on accrual is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investment restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at their current level.
(c)	Includes unitranche investments, which account for 13.2% of our investment portfolio at fair value.

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.

The senior investment professionals of Stellus Capital Management have an average of over 28 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management investment professionals continue to provide investment sub-advisory services to the D. E. Shaw & Co., L.P. and its associated investment funds (the “D.E. Shaw group”) with respect to an approximately $134 million investment portfolio (as of December 31, 2017) in middle-market companies pursuant to sub-advisory arrangements.

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

Stellus Capital Management is headquartered in Houston, Texas, and also maintains offices in Washington, D.C. and Charlotte, North Carolina.

Market Opportunity

We originate and invest primarily in private middle-market companies through first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investment. We believe the environment for investing in middle-market companies is attractive for several reasons, including:

Robust Demand for Debt Capital.  We believe that private equity firms have significant committed but uncalled capital, a large portion of which is still available for investment in the United States. We expect the large amount of uninvested capital commitments will drive buyout activity over the next several years, which should, in turn, create lending opportunities for us. In addition to increased buyout activity, a high volume of senior secured and high yield debt was originated in the calendar years 2011 through 2013 and will come due in the near term and, accordingly, we believe that new financing opportunities will increase as many companies seek to refinance this indebtedness.

Reduced Availability of Capital for Middle-Market Companies.  We believe there are fewer providers of, and less capital available for financing to middle-market companies, as compared to the time period prior to the economic downturn that began in December 2007. We believe that, as a result of that downturn, many financing providers have chosen to focus on large, liquid corporate loans and managing capital markets transactions rather than lending to middle-market businesses. In addition, we believe regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of the international capital and liquidity requirements under the Basel III Accords, or “Basel III,” have caused banks to curtail their lending to middle-market-companies. As a result, we believe that less competition will facilitate higher quality deal flow and allow for greater selectivity throughout the investment process.

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

Specialized Lending Requirements.  Lending to middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. We believe that several factors render many U.S. financial institutions ill-suited to lend to middle-market companies. For example, based on the experience of Stellus Capital Management’s investment professionals, lending to middle-market companies in the United States (a) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies, (b) requires specialized due diligence and underwriting capabilities, and (c) may also require more extensive ongoing monitoring by the lender. We believe that, through Stellus Capital Management, we have the experience and expertise to meet these specialized lending requirements.

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team.  Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management investment professionals, including its senior investment professionals who have an average of over 28 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. We believe the members of Stellus Capital Management’s investment professionals are proven and experienced, with extensive capabilities in leveraged credit investing, having participated in these markets for the predominant portion of their careers. We believe that the experience and demonstrated ability of the Stellus Capital Management investment professionals to complete transactions enhances the quantity and quality of investment opportunities available to us.

Established, Rigorous Investment and Monitoring Process.  The Stellus Capital Management investment professionals have developed an extensive review and credit analysis process. Each investment that is reviewed by Stellus Capital Management is brought through a structured, multi-stage approval process. In addition, Stellus Capital Management takes an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. Stellus Capital Management’s investment and monitoring process and the depth and experience of its investment professionals should allow it to conduct the type of due diligence and monitoring that enables it to identify and evaluate risks and opportunities.

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

Resources of Stellus Capital Management Platform.  We have access to the resources and capabilities of Stellus Capital Management, which has 16 investment professionals, including Robert T. Ladd, Dean D’Angelo, Joshua T. Davis and Todd A. Overbergen, who are supported by six managing directors, two principals, two vice presidents and three analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. Huskinson, who serves as our chief financial officer and chief compliance officer, and his staff of eight finance and operations professionals.

Investment Strategy

The Stellus Capital Management investment professionals employ an opportunistic and flexible investing approach, combined with strong risk management processes, which we believe will yield a highly diversified portfolio across companies, industries, and investment types. We seek direct origination opportunities of first lien, second lien, unitranche and mezzanine debt financing, with corresponding equity co-investments, in middle-market companies. We believe that businesses in this size range often have limited access to public financial markets, and will benefit from Stellus Capital Management’s reliable lending partnership. Many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage.

With an average of over 28 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment professionals of Stellus Capital Management has demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through warrants and other equity instruments structured as part of our investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.

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

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Since inception, Stellus Capital Management has completed financing transactions with more than 130 equity sponsors and completed multiple financing transactions with 29 of those equity sponsors.

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

Investment Committee

Each new investment opportunity is unanimously approved by Stellus Capital Management’s investment committee. Follow-on investments in existing portfolio companies require the investment committee’s approval beyond that obtained when the initial investment in the company was made. The purpose of Stellus Capital Management’s investment committee is to evaluate and approve all of our investments, subject at all times to the oversight and approval of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee consists of Messrs. Ladd, D’Angelo, Davis, Overbergen and Huskinson. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each transaction is presented to the investment committee in a formal written report. All of our new investments require unanimous approval by the investment committee. Each member of the investment committee performs a similar role for other accounts managed by Stellus Capital Management. In certain instances, including in connection with co-investments under our exemptive order, approval by our board of directors may also be required prior to the making of an investment.

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

Specifically, Stellus Capital Management’s monitoring system consists of the following activities:

Regular Investment Committee Updates.  Key portfolio company developments are discussed each week as part of the standard investment committee meeting agenda.

Written Reports.  The deal teams provide periodic written updates as appropriate for key events that impact portfolio company performance or valuation. In addition, deal teams provide written updates following each portfolio company board meeting.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with our senior investment professionals and Stellus Capital Management;
•	at least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;
•	the audit committee of our board of directors then reviews these preliminary valuations and makes a recommendation to our board of directors; and
•	the audit committee of our board of directors then reviews these preliminary valuations;
•	the board of directors then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management, the independent valuation firm and the audit committee.

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

Realization of Investments

The potential exit scenarios of a portfolio company play an important role in evaluating investment decisions. As such, Stellus Capital Management formulates specific exit strategies at the time of investment. Our debt-orientation provides for increased potential exit opportunities, including (a) the sale of investments in the private markets, (b) the refinancing of investments held, often due to maturity or recapitalizations, and (c) other liquidity events including the sale or merger of the portfolio company. Since we seek to maintain a debt orientation in our investments, we expect to receive interest income over the course of the investment period, resulting in a return on invested capital well in advance of final exit.

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Stellus Capital Management. We have a chief executive officer and president and a chief financial officer and chief compliance officer. To the extent necessary, we may hire additional personnel going forward. Our officers are employees of Stellus Capital Management and our allocable portion of the cost of our chief financial officer and chief compliance officer and his staff is paid by us pursuant to the administration agreement that we have entered into with Stellus Capital Management.

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

Payment of Our Expenses

All investment professionals of Stellus Capital Management, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by Stellus Capital Management and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	base management and incentive fees;
•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital Management’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer and chief financial officer and his staff);
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or Stellus Capital Management in connection with administering our business.

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

Board Approval of the Investment Advisory Agreement

Our board of directors, including a majority of our independent directors, approved the investment advisory agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the investment advisory agreement on January 11, 2018. In its consideration of the investment advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors. The board of directors did not rank or otherwise assign relative weights to the specific factors it considered in connection with its evaluation of the Investment Advisory Agreement, nor did it undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate decision made by our board of directors. Rather, the board of directors based its approval of the Investment Advisory Agreement on the totality of information presented to it. In considering the factors discussed above, individual directors may have given different weights to different factors.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the BDC purchases securities in conjunction with one or more other persons acting together and one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. With respect to an SBIC, making available managerial assistance means the making of loans to a portfolio company. Stellus Capital Management will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of us and our stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

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

Taxation as a Regulated Investment Company

As a BDC, we have elected and qualified to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to maintain our RIC treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement;

We will not be subject to U.S. federal income tax on the portion of our income we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending December 31 (c) any income realized, but not distributed, in the preceding year and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

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

If we are unable to qualify for tax treatment as a RIC, and if certain remedial provisions are not available, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such distributions, non-corporate stockholders would be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Our Status as an Emerging Growth Company

We ceased to qualify as an “emerging growth company” beginning January 1, 2017.

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

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225 million to $350 million. This legislation may allow us to issue additional SBA-guaranteed debentures above the $350 million threshold subject to SBA approval. As of December 31, 2017, our SBIC subsidiary had $67.5 million in regulatory capital and $90.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $135 million more than we would otherwise be able to absent the receipt of this exemptive relief, based on our regulatory capital of $67.5 million at December 31, 2017.

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

In addition, there may be times when Stellus Capital Management, members of its investment committee or its other investment professionals have interests that differ from those of our stockholders, giving rise to a conflict of interest. In particular, a private investment fund for which Stellus Capital Management provides investment advisory services hold minority equity interests in certain of the portfolio companies in which we hold debt investments. As a result, Stellus Capital Management, members of its investment committee or its other investment professionals may face conflicts of interest in connection with making business decisions for these portfolio companies to the extent that such decisions affect the debt and equity holders in these portfolio companies differently. In addition, Stellus Capital Management may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions, on our behalf with respect to these portfolio companies given that they also provide investment advisory services to a private investment funds that holds the equity interests in these portfolio companies. Although our investment adviser will endeavor to handle these investment and other decisions in a fair and equitable manner, we and the holders of the shares of our common stock could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by our investment adviser on our behalf, we are unable to monitor these potential conflicts of interest between us and our investment adviser; however, our board of directors, including the independent directors, reviews conflicts of interest in connection with its review of the performance of our investment adviser.

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

The management fee structure we have with Stellus Capital Management may create incentives that are not fully aligned with the interests of our stockholders.

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

To maintain our tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided, that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to maintain our tax treatment as a RIC, we may be in default under the terms of our $140.0 million senior secured revolving credit facility with various lenders (the “Credit Facility”). Such a failure could have a material adverse effect on us and our stockholders.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to corporate-level income tax.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests, and if our stockholders approve such sale. At our 2017 Annual Meeting of Stockholders, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one-year anniversary of the date of the Company’s 2017 Annual Meeting of Stockholders and the date of the Company’s 2018 Annual Meeting of Stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

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

Upon the issuance of any debt securities guaranteed by the SBA, if we are unable to meet the financial obligations under our 5.75% notes due 2022 or (the “2022 Notes”) or the Credit Facility, the SBA, as a creditor, would have a superior claim to the assets of our SBIC subsidiary over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.

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

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. This relief allows us increased flexibility under the 200% asset coverage test by allowing us to borrow up to $135 million more than we would otherwise be able to borrow absent the receipt of this exemptive relief, based on our regulatory capital of $67.5 million at December 31, 2017.

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

As of December 31, 2017, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock or the 2022 Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous.

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

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

In an effort to comply with Section 404 of the Sarbanes-Oxley Act, we expect to incur additional expenses, which may negatively impact our financial performance and our ability to make distributions to our stockholders. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we are not able to ensure that the process is effective or that our internal control over financial reporting is or will continue to be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and, consequently, the market price of our common stock may be adversely affected.

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

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President signed into law. Such legislation makes many changes to the Internal Revenue Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, investors or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC tax treatment, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we are required to distribute substantially all of our net taxable income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

Stellus Capital Management and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, Stellus Capital Management currently manages private credit funds that have an investment strategy that is identical to our investment strategy and with which we intend to co-invest. In addition, pursuant to sub-advisory arrangements, Stellus Capital Management provides non-discretionary advisory services to the D. E. Shaw group related to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act, the Consumer Protection Act, the Volcker Rule, and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The recent decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

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

The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, our portfolio companies, particularly those operating in the energy sector, may be subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

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

As of December 31, 2017, our investments in software companies represented 13.18% of our total portfolio, at fair value. Our investments in software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the United States, and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the United States and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the software companies in our portfolio.

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

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in our Credit Facility, the 2022 Notes and any future credit facilities, as well as in the terms of any debt securities we issue, may limit our ability to make distributions in certain circumstances.

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

Risks Relating to Our Debt Securities

The 2022 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The 2022 Notes are not and will not be secured by any of our assets or any of the assets of any future subsidiaries and rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the 2022 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes. As of December 31, 2017 we had $40.8 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the 2022 Notes to the extent of the value of the assets securing such indebtedness.

The 2022 Notes are structurally subordinated to the indebtedness and other liabilities of any future subsidiaries.

The 2022 Notes are obligations exclusively of Stellus Capital Investment Corporation and not of our subsidiaries. None of our subsidiaries are or will be a guarantor of the 2022 Notes and the 2022 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2022 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2022 Notes are structurally subordinated to all indebtedness, including any future SBA-guaranteed debentures, and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2022 Notes.

The indenture under which the 2022 Notes is issued contains limited protection for holders of the 2022 Notes.

The indenture under which the 2022 Notes is issued offers limited protection to holders of the 2022 Notes. The terms of the indenture and the 2022 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 2022 Notes. In particular, the terms of the indenture and the 2022 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2022 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or that would be senior to our equity interests in those entities and therefore rank structurally senior to the 2022 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by (i) Section 61(a)(1) of the 1940 Act or any successor provisions and (ii) the exception set forth below, despite the fact that we are not currently subject to such provisions of the 1940 Act in connection with the offer and sale of the 2022 Notes, except that we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary in order for us to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 and, provided that, any such prohibition will not apply until such time as our asset coverage has been below the minimum asset coverage required pursuant to clause (i) above for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 2022 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2022 Notes do not protect holders of the 2022 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2022 Notes may have important consequences for holders of the 2022 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2022 Notes or negatively affecting the trading value of the 2022 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2022 Notes, including additional covenants and events of default. For example, the indenture under which the 2022 Notes is issued does not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2022 Notes.

An active trading market for the 2022 Notes may not develop, which could limit the market price of the 2022 Notes. Moreover, the 2022 Notes are not expected to be rated, which may subject them to greater volatility than rated 2022 Notes and particularly, greater than similar securities with an investment grade rating.

Although we have listed the 2022 Notes on the NYSE under the symbol “SCA,” we cannot provide any assurances that an active trading market will develop or be maintained for the 2022 Notes. The 2022 Notes are not rated which would impact their trading and subject them to greater price volatility. To the extent they are rated and received a non-investment grade rating, their price and trading activity could be negatively impacted. Moreover, if a rating agency assigns the 2022 Notes a non-investment grade rating, the 2022 Notes may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. Certain of the underwriters have advised us that they intend to make a market in the 2022 Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the 2022 Notes at any time at their sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop for the 2022 Notes, that you will be able to sell your 2022 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2022 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2022 Notes for an indefinite period of time.

We may choose to redeem the 2022 Notes when prevailing interest rates are relatively low.

On or after September 15, 2019, we may choose to redeem the 2022 Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the 2022 Notes. If prevailing rates are lower at the time of redemption, holders of the 2022 Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2022 Notes being redeemed. Our redemption right also may adversely impact a Noteholder’s ability to sell the 2022 Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2022 Notes.

As of December 31, 2017, we had approximately $40.8 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2022 Notes and substantially decrease the market value of the 2022 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 2022 Notes and our other debt and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any 2022 Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2022 Notes and our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2022 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

	Price Range
	High	Low
Fiscal 2015
First quarter	$12.68	$11.80
Second quarter	$12.58	$11.36
Third quarter	$11.84	$9.87
Fourth quarter	$10.93	$9.53
Fiscal 2016
First quarter	$10.22	$7.85
Second quarter	$10.59	$9.82
Third quarter	$11.54	$10.35
Fourth quarter	$12.33	$10.35
Fiscal 2017
First quarter	$14.57	$12.09
Second quarter	$14.55	$13.25
Third quarter	$13.85	$13.30
Fourth quarter	$14.29	$12.19
Fiscal 2018
First quarter (from January 1, 2018 to March 2, 2018)	$13.00	$11.34

The last reported sale price for our common stock on the New York Stock Exchange on March 2, 2018 was $11.43 per share. As of March 2, 2018, we had 10 shareholders of record.

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

Dividends

Our dividends, if any, are determined by our board of directors. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders as dividends on a timely basis.

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

The following table reflects the distributions per share that our board of directors has declared on our common stock since December 2012, none of which are expected to include return of capital:

Date Declared	Record Date	Payment Date	Per Share
December 7, 2012	December 21, 2012	December 27, 2012	$0.1812
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 7, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 22, 2013	December 9, 2013	December 23, 2013	$0.3400
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 7, 2014	July 31, 2014	August 15, 2014	$0.1133
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
January 22, 2015	February 2, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133
July 8, 2015	July 31, 2015	August 14, 2015	$0.1133
July 8, 2015	August 31, 2015	September 15, 2015	$0.1133
July 8, 2015	September 20, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133
January 13, 2016	January 29, 2016	February 15, 2016	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133
April 15, 2016	April 29, 2016	May 13, 2016	$0.1133
April 15, 2016	May 31, 2016	June 15, 2016	$0.1133
April 15, 2016	June 30, 2016	July 15, 2016	$0.1133
July 7, 2016	July 29, 2016	August 15, 2016	$0.1133
July 7, 2016	August 31, 2016	September 15, 2016	$0.1133
July 7, 2016	September 30, 2016	October 14, 2016	$0.1133
October 7, 2016	October 31, 2016	November 15, 2016	$0.1133

Date Declared	Record Date	Payment Date	Per Share
October 7, 2016	November 30, 2016	December 15, 2016	$0.1133
October 7, 2016	December 30, 2016	January 13, 2017	$0.1133
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
			$7.0446

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

During April 2017, the Company sold 3,162,500 shares of its common stock (the “April Offering”) for net proceeds of $43,060,618, which was used to repay borrowings under the Credit Facility. Subsequently, the Credit Facility was redrawn to fund additional equity in the SBIC Subsidiary and fund new transactions.

During August and September 2017, the Company issued unsecured notes totaling $48,875,000, the proceeds of which were used to redeem the existing unsecured notes and repay borrowings under the Credit Facility.

For the year ended December 31, 2017, the Company sold 303,422 additional shares of common stock through an at-the-market sales program (the “ATM Program”) for net proceeds of $4,014,887, which was used to repay borrowings under the Credit Facility.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through March 2, 2018. The graph assumes that, at inception, a person invested $100 in each of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The following selected financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, set forth below was derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Total investment income	$39,648,193	$39,490,197	$35,158,559	$32,324,847	$29,400,736
Total expenses, net of fee waiver	$21,677,433	$22,177,996	$18,611,431	$15,812,750	$13,389,007
Net investment income	$17,970,760	$17,312,201	$16,547,128	$16,512,097	$16,011,729
Net increase in net assets resulting from operations	$22,613,257	$23,199,062	$7,670,536	$10,179,142	$17,544,997
Per Share Data:
Net asset value	$13.81	$13.69	$13.19	$13.94	$14.54
Net investment income	$1.21	$1.39	$1.33	$1.34	$1.33
Net increase in net assets resulting from operations	$1.52	$1.86	$0.61	$0.83	$1.45
Distributions declared	$1.36	$1.36	$1.36	$1.43	$1.33

Balance Sheet Data:	At December 31, 2017	At December 31, 2016	At December 31, 2015	At December 31, 2014	At December 31, 2013
Investments at fair value	$371,839,772	$365,625,891	$349,017,697	$315,965,434	$277,504,510
Cash and cash equivalents	$25,110,718	$9,194,129	$10,875,790	$2,046,563	$13,663,542
Total assets(2)	$400,260,855	$379,878,729	$365,368,412	$323,776,402	$296,541,900
Total liabilities(2)	$180,013,613	$208,996,944	$200,717,308	$149,826,950	$120,650,386
Total net assets	$220,247,242	$170,881,785	$164,651,104	$173,949,452	$175,891,514
Other Data:
Number of portfolio companies at period end	48	45	39	32	26
Weighted average yield on debt investments at period end(1)(3)	10.8%	11.0%	10.6%	10.9%	11.4%

(1)	Computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.
(2)	ASU No. 2015-03 — Simplifying the Presentation of Debt Issuance Costs was effective for the quarter ended March 31, 2016. Total assets and total liabilities for the periods prior to the effective date have been modified from their respective filings to conform to this presentation.
(3)	The weighted averag yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investment restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2017, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.

As of December 31, 2017, we had $371.8 million (at fair value) invested in 48 companies. As of December 31, 2017, our portfolio included approximately 38% of first lien debt, 48% of second lien debt, 7% of mezzanine debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2017 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$140,915,106	$141,006,923
Senior Secured – Second Lien	181,164,730	178,432,850
Unsecured Debt	27,903,141	27,430,000
Equity	18,470,229	24,969,999
Total Investments	$368,453,206	$371,839,772

(1)	Includes unitranche investments, which account for 13.2% of our investment portfolio at fair value.

As of December 31, 2016, we had $365.6 million (at fair value) invested in 45 companies. As of December 31, 2016, our portfolio included approximately 31% of first lien debt, 45% of second lien debt, 20% of mezzanine debt and 4% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2016 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$113,264,200	$113,482,205
Senior Secured – Second Lien	163,112,172	162,486,388
Unsecured Debt	70,919,986	70,725,412
Equity	14,920,893	18,931,886
Total Investments	$362,217,251	$365,625,891

(1)	Includes unitranche investments, which account for 8.4% of our investment portfolio at fair value.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2017:

	Cost	Fair Value	% of Total Investments at fair value
Texas	$109,043,496	$108,445,000	29.16%
New Jersey	34,531,876	34,595,527	9.30%
New York	28,939,268	29,365,000	7.90%
Canada	26,315,677	26,440,000	7.11%
California	25,519,753	25,930,000	6.97%
Illinois	24,250,169	25,700,000	6.91%
Massachusetts	22,534,191	22,247,850	5.98%
Arizona	13,565,958	13,840,000	3.72%
North Carolina	12,248,770	12,499,167	3.36%
Ohio	10,112,627	9,990,000	2.69%
Tennessee	9,848,614	9,950,000	2.68%
Missouri	9,152,087	9,530,000	2.56%
Georgia	5,929,223	8,329,998	2.24%
Pennsylvania	7,848,470	8,058,746	2.17%
Arkansas	7,397,881	7,618,484	2.05%
Minnesota	5,421,770	5,420,000	1.46%
Puerto Rico	8,827,864	5,080,000	1.37%
Washington	4,172,743	4,520,000	1.22%
Alabama	1,206,682	2,880,000	0.77%
Utah	1,293,782	880,000	0.24%
Florida	242,304	420,000	0.11%
Virginia	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.0%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2016:

	Cost	Fair Value	% of Total Investments at fair value
Texas	$74,433,626	$73,576,277	20.12%
New York	42,102,392	41,930,666	11.47%
Colorado	27,855,053	28,979,651	7.93%
California	28,298,845	28,606,727	7.81%
Massachusetts	22,467,254	22,944,663	6.28%
Georgia	20,626,735	22,469,217	6.15%
New Jersey	20,710,728	20,804,704	5.69%
Illinois	17,554,821	17,590,281	4.81%
Alabama	16,191,841	16,584,379	4.54%
Missouri	14,096,725	14,441,599	3.95%
Tennessee	12,310,883	12,045,701	3.29%
Arkansas	9,912,815	10,102,283	2.76%
Pennsylvania	8,035,182	8,301,104	2.27%
Puerto Rico	8,712,537	8,229,054	2.25%
Florida	7,453,847	7,431,820	2.03%
Canada	6,765,448	6,692,648	1.83%
Minnesota	6,362,834	6,374,800	1.74%
North Carolina	4,920,321	5,000,000	1.37%
Washington	4,158,696	4,211,990	1.15%
Virginia	4,029,530	4,060,519	1.11%
Arizona	3,408,099	3,410,583	0.93%
Utah	1,291,083	1,311,789	0.36%
Ohio	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.0%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

	Cost	Fair Value	% of Total Investments at fair value
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.0%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

	Cost	Fair Value	% of Total Investments at fair value
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.06%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Consumer goods: non-durable	20,763,612	21,165,542	5.79%
Chemicals, Plastics, & Rubber	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Beverage, Food, & Tobacco	12,437,795	12,700,000	3.47%
Consumer Goods: Durable	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.0%

At December 31, 2017, our average portfolio company investment at amortized cost and fair value was approximately $7.7 million and $7.4 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.5 million and $22.2 million, respectively. At December 31, 2016, our average portfolio company investment at amortized cost and fair value was approximately $8.0 million and $8.1 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.5 million and $22.9 million, respectively.

At December 31, 2017, 87% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 13% bore interest at fixed rates. At December 31, 2016, 77% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 23% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2017 and December 31, 2016 was approximately 10.8% and 11.0%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of December 31, 2017 and December 31, 2016, we had cash and cash equivalents of $25.1 million and $9.2 million, respectively.

Investment Activity

During the year ended December 31, 2017, we made $172.2 million of investments in 14 new portfolio companies and two to existing portfolio companies. During the year ended December 31, 2017, we received $172.3 million in proceeds principally from prepayments of our investments, including $7.2 million from amortization of certain other investments.

During the year ended December 31, 2016, we made $65.7 million of investments in 10 new portfolio companies and five existing portfolio companies. During the year ended December 31, 2016, we received $55.9 million in proceeds principally from prepayments of our investments, including $9.9 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2017			As of December 31, 2016
Investment Category	Fair Value (dollars in millions)	% of Total Portfolio	Number of Portfolio Companies	Fair Value (dollars in millions)	% of Total Portfolio	Number of Portfolio Companies
1	$25.9	7%	5	$73.5	20%	6
2	306.7	82%	36	239.8	66%	32
3	37.0	10%	5	50.7	14%	5
4	1.9	1%	1	0.9	—%	1
5	0.4	—%	1	0.7	—%	1
Total	$371.9	100%	48	$365.6	100%	45

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2017, we had 2 loan on non-accrual status, which represents approximately 1.2% of the portfolio at cost and 0.3% at fair value. As of December 31, 2016, we had two loans on non-accrual status, which represented approximately 0.7% of the portfolio at cost and 0.4% at fair value.

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

Comparison of the Years ended December 31, 2017, 2016, and 2015

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

The following shows the breakdown of investment income for the years ended December 31, 2017, 2016, and 2015 (in millions).

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
	(dollars in millions)
Interest Income	$37.6	$38.0	$34.3
PIK Income	0.5	0.2	0.4
Miscellaneous fees	1.6	1.3	0.5
	$39.7	$39.5	$35.2

The increase in interest income from the respective periods were due primarily to growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses (such as travel expenses) associated with performing due diligence and reviews of prospective investments;
•	transfer agent and custodial fees;
•	out-of-pocket fees and expenses associated with marketing efforts;
•	federal and state registration fees and any stock exchange listing fees;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•	direct costs, such as printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
•	other expenses incurred by Stellus Capital Management or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

The following shows the breakdown of operating expenses for the years ended December 31, 2017, 2016 and 2015 (in millions).

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Operating Expenses
Management Fees	$6.3	$6.3	$5.8
Valuation Fees	0.3	0.4	0.4
Administrative services expenses	1.3	1.0	1.0
Incentive fees	2.9	4.3	4.0
Professional fees	1.3	0.7	0.6
Directors’ fees	0.3	0.3	0.3
Insurance expense	0.4	0.5	0.5
Interest expense and other fees	7.9	8.0	6.2
Deferred offering costs	—	0.3	—
Other general and administrative	0.6	0.4	0.4
Total Operating Expenses	$21.3	$22.2	$19.2
Loss on extinguishment of debt	0.4	—	—
Waiver of Incentive Fees	—	—	(0.6)
Total Expenses, net of fee waivers	$21.7	$22.2	$18.6

The decrease in operating expense from 2016 to 2017 was due to: 1) lower incentive fees, due to an increase in net assets, which increased the pre-incentive fee net investment income threshold needed to reach the hurdle rate (see Note 2 for discussion on incentive fee calculation), 2) the offset of an increase in professional fees, primarily related to increased costs of Sarbanes-Oxley compliance and 3) the offset of a one-time loss on extinguishment from our Credit Facility modification and payoff of our 6.50% Notes (“the 2019 Notes”). See Notes 9 and 11 for discussion on debt modifications during 2017.

The increase in operating expense from 2015 to 2016 was due to: 1) increased interest and fees on our SBA-guaranteed debentures, which were fully drawn in the fourth quarter of 2015, 2) an increase in management and incentive fees due to portfolio growth and 3) deferred offering costs, which were fully expensed in the second quarter of 2016.

While under no obligation to do so, the Advisor waived incentive fees of $646,333 for the year ended December 31, 2015 to support an annualized dividend yield of 9.0% based on the $15.00 price per share of our common stock in the Offering. Such waiver in no way implies that the Advisor will waive incentive fees in any future period. The Advisor did not waive incentive fees during the years ended December 31, 2017 and 2016.

Net Investment Income

Net investment income was $18.0 million, or $1.21 per common share based on 14,870,981 weighted-average common shares outstanding at December 31, 2017. Net investment income was $17.3 million, or $1.39 per common share based on 12,479,959 weighted-average common shares outstanding at December 31, 2016. Net investment income was $16.5 million, or $1.33 per common share based on 12,479,961 weighted-average common shares outstanding at December 31, 2015.

Net investment income for the year ended December 31, 2017 increased compared to the year ended December 31, 2016 as a result of lower incentive fees which declined year over year due to higher net assets, which makes it more difficult to clear the incentive fee hurdle.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of other certain investments for the year ended December 31, 2017 totaled $172.3 million and net realized gain totaled $4.7 million. Proceeds from repayments of investments and amortization of other certain investments for the year ended December 31, 2016 totaled $55.9 million and net realized loss totaled $13.1 million, $12.2 million of which is related to the realized loss of our term loan in Binder and Binder. Proceeds from the sales and repayments of investments and amortization of other certain investments for the year ended December 31, 2015 totaled $93.3 million and net realized gains totaled $0.4 million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the year ended December 31, 2017, 2016 and 2015 totaled ($0.02) million, $18.6 million, and ($9.2) million, respectively.

There was relatively no change in unrealized appreciation (depreciation) in 2017. The change in unrealized appreciation in 2016 was due primarily to two factors: (1) the reversal of $8.3 million of unrealized depreciation accrued in prior years resulting from realized losses and (2) $10.3 million from tightening interest rate spreads in 2016. The change in unrealized depreciation in 2015 was due primarily to unrealized depreciation on our one non-accrual investment as well as unrealized depreciation on other investments in the portfolio due to a widening of market interest rate spreads.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2017, 2016 and 2015, we recognized a benefit (provision) for income tax at our taxable subsidiaries of $9.0 thousand, $0.4 million, and $(0.1) million. As of December 31, 2017 and 2016, a deferred tax liability of $0 and $8.0 thousand, respectively, were included on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $22.6 million, or $1.52 per common share based on weighted-average shares of 14,870,981 for the year ended December 31, 2017, as compared to $23.2 million, or $1.86 per common share based on weighted-average shares of 12,479,959 common shares outstanding for the year ended December 31, 2016, as compared to $7.7 million, or $0.61 per common share based on weighted-average shares of 12,479,961 common shares outstanding for the year ended December 31, 2015.

The decrease in net assets resulting from operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was due primarily to a higher unrealized appreciation in 2016 partially offset by realized gains and increased net investment income in 2017. Similarly, the increase in net assets resulting from operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was due primarily to higher unrealized appreciation in 2016.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $19.2 million for the year ended December 31, 2017, primarily in connection with the income earned on portfolio investments, offset by the purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2017 used cash of $3.3 million primarily from repayments on our credit facility.

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

Our liquidity and capital resources are derived from the Credit Facility, the 2022 Notes, SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2017 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on the earlier of May 24, 2018, the one year anniversary of our 2017 annual stockholders meeting or the date of our 2018 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This requirement limits the amount that we may borrow. We were in compliance with the asset coverage ratios at all times. As of December 31, 2017 and December 31, 2016, our asset coverage ratio was 346% and 221%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2017 and December 31, 2016, we had cash and cash equivalents of $25.1 million and $9.2 million, respectively.

During April 2017, the Company sold 3,162,500 shares of its common stock (the “April Offering”) for net proceeds of $43,060,618. For the year ended December 31, 2017, the Company sold 303,422 shares of its common stock under the ATM program for net proceeds of $4,014,887. These proceeds were used to repay borrowings under the Credit Facility, Subsequently, the Credit Facility was redrawn to fund the remaining equity in the SBIC Subsidiary and fund new transactions.

Credit Facility

On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility, as amended on November 21, 2014 and August 31, 2016, provided for borrowings in an aggregate amount of $120.0 million on a committed basis with an accordion feature that allowed the Company to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase, and other customary conditions. The Company terminated the Original Facility on October 11, 2017 in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, with ZB, N.A., dba Amegy Bank and various other leaders (the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $140.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to 195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% with no LIBOR floor or (ii) 1.50% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 1, 2021. This represents an interest rate reduction of 12.5 basis points and a three year extension of maturity over the Original Facility. See Note 9 for further discussion on the modification.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Original Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. The Original Facility required that the Company meet certain conditions in connection with incurring additional indebtedness, including that the Company have a minimum asset coverage ratio of 2.2 to 1.0 after giving effect to such borrowing. Additional conditions stated that (i) the aggregate amount of PIK interest during the most recently ended fiscal quarter of the borrower did not exceed 2% of the aggregate amount of interest income that the borrower had received on all investments in the borrowing base during such fiscal quarter; (ii) the sum of the value of all non-accrual investments did not exceed 5% of the value of all investments in the borrowing base and (iii) the borrower maintained a minimum liquidity test of at least 80% of adjusted borrowing base. The Company met these conditions while the Original Facility was outstanding.

The Credit Facility no longer provides advances on non-performing assets or equity positions. The Credit Facility also does not require a minimum asset coverage test to incur additional indebtedness nor does it have a maximum of PIK interest or non-accrual investments allowable under the borrowing base. Other changes under the Credit Facility include: a) the amendment of the minimum liquidity test to $10.0 million, including cash, liquid investments, and undrawn availability b) the addition of a minimum interest coverage ratio of 2.0 to 1.0 at all times. As of December 31, 2017, these conditions were met.

As of December 31, 2017 and December 31, 2016, the outstanding balance under the Credit Facility and Original Facility was $40.8 million and $116.0 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Original Facility. The Company incurred costs of $1.2 million in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. The Company expensed $0.1 million of fees related to the modification in the year ended December 31, 2017 as a loss on extinguishment of debt, which represents a proportionate amount of fees attributable to SunTrust bank exiting the Original Facility. As of December 31, 2017 and December 31, 2016, $1.4 million and $0.8 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3. See Note 1 for further discussion.

For the year ended December 31, 2017, the weighted average effective interest rate under the Credit Facility and the Original Facility was approximately 3.7% (approximately 5.0% including commitment fees and other loan fees, but excluding $0.1 million of loss on extinguishment of debt). The average borrowings under the Credit Facility and the Original Facility for the year ended December 31, 2017 were $60.1 million.

For the year ended December 31, 2016, the weighted average effective interest rate under the Original Facility was approximately 3.2% (approximately 3.7% including commitment fees and other loan fees). The average borrowings under the Original Facility for the year ended December 31, 2016 were $106.6 million.

For the year ended December 31, 2015, the weighted average effective interest rate under the Original Facility was approximately 2.9% (approximately 3.5% including commitment fees and other loan fees). The average borrowings under the Original Facility for the year ended December 31, 2015 were $102.8 million.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility and Original Facility for the years ended December 31, 2017, 2016, and 2015 (in millions):

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
	(dollars in millions)
Interest expense	$2.3	$3.4	$3.0
Loan fee amortization	0.4	0.5	0.5
Commitment fees on unused portion	0.3	—	0.1
Total interest and financing expenses	$3.0	$3.9	$3.6
Loss on extinguishment of debt	0.1	—	—
Cash paid for interest and unused fees	$2.5	$3.4	$3.1

SBA-guaranteed debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of December 31, 2017 and December 31, 2016, the SBIC subsidiary had $67.5 million and $38.0 million, respectively, in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $135.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $162.0 million and $104.6 million in assets at December 31, 2017 and December 31, 2016, respectively, which accounted for approximately 40.4% and 27.5% of our total consolidated assets at December 31, 2017 and December 31, 2016, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of December 31, 2017 and December 31, 2016, the SBIC subsidiary had $90.0 million and $65.0 million, respectively, of SBA-guaranteed debentures outstanding, which mature ten years from issuance. The first maturity related to the SBA-guaranteed debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA-guaranteed debentures is approximately 8.5 years as of December 31, 2017.

As of December 31, 2017 and December 31, 2016, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2017 and December 31, 2016 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of December 31, 2017, the Company had incurred $3.1 million in financing costs related to the SBA-guaranteed debentures. As of December 31, 2017 and December 31, 2016, $2.2 million and $1.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

For the year ended December 31, 2017, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 3.1% (approximately 3.6% including loan fees). The average borrowings of the SBA-guaranteed debentures for the year ended December 31, 2017 were $67.3 million.

For the year ended December 31, 2016, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 2.9% (approximately 3.4% including loan fees). The average borrowings of the SBA-guaranteed debentures for the year ended December 31, 2016 were $65.0 million.

For the year ended December 31, 2015, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 2.2% (approximately 3.0% including loan fees). The average borrowings of the SBA-guaranteed debentures for the year ended December 31, 2015 were $25.4 million.

The following table summarizes the interest expenses incurred and paid on the SBA-guaranteed debentures for the years ended December 31, 2017, 2016, and 2015 (in millions):

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
	(dollars in millions)
Interest expense	$2.1	$1.9	$0.6
Debenture fee amortization	0.3	0.3	0.2
Total interest and financing expenses	$2.4	$2.2	$0.8
Cash paid for interest	$2.0	$1.5	$0.3

Notes

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “2019 Notes”) due April 30, 2019. On August 21, 2017, the Company caused notices to be issued to the holders of its 2019 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2019 Notes, pursuant to the Base Indenture dated as of May 5, 2014, between the Company and U.S. Bank National Association, as trustee, and the First Supplemental Indenture dated as of May 5, 2014. The Company redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017. The 2019 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on the extinguishment of debt of $0.3 million for the year ended December 31, 2017, due to the write off of the remaining deferred financing costs on the 2019 Notes.

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the years ended December 31, 2017, 2016 and 2015 (in millions):

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
	(dollars in millions)
Interest expense	$1.2	$1.6	$1.6
Deferred financing costs	0.1	0.2	0.2
Total interest and financing expenses	$1.3	$1.8	$1.8
Loss on extinguishment of debt	0.3	—	—
Cash paid for interest	$1.4	$1.6	$1.6

On August 21, 2017, the Company issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due 2022 (the “2022 Notes” and together with the 2019 Notes, the “Notes”). On September 8, 2017, the Company issued an additional $6.4 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 15, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning December 15, 2017.

The Company used all of the net proceeds from this offering to fully redeem the $25.0 million in aggregate principal amount of the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of December 31, 2017 and 2016, the aggregate carrying amount of all Notes was $48.9 million and as of $25.0 million and the fair value of the Notes was approximately $49.5 million and $25.2 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $1.6 million remains to be amortized as of December 31, 2017. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2017, 2016 and 2015 (in millions):

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
	(dollars in millions)
Interest expense	$1.0	$—	$—
Deferred financing costs	0.1	—	—
Total interest and financing expenses	$1.1	$—	$—
Cash paid for interest	$0.9	$—	$—

Contractual Obligations

As of December 31, 2017, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2018	2019	2020	2021	2022	2023 and thereafter
	(dollars in thousands)
Credit facility payable	$40,750	$—	$—	$—	$40,750	$—	$—
Notes payable	48,875	—	—	—	—	$48,875	—
SBA-guaranteed debentures	90,000	—	—	—	—	—	$90,000
	$179,625	$—	$—	$—	$40,750	$48,875	$90,000

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2017, our only off-balance sheet arrangements consisted of $8.7 million of unfunded commitments to provide debt financing to four of our portfolio companies. As of December 31, 2016, our only off-balance sheet arrangements consisted of a $1.9 million unfunded commitments to provide debt financing to two of our portfolio companies.

Regulated Investment Company Status and Dividends

We have elected to be treated as a RIC under Subchapter M of the Code. So long as we maintain our status as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders as dividends on a timely basis.

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

In accordance with certain applicable Treasury regulations and guidance published by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution time the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.

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

Recent Developments

Investment Portfolio

On January 2, 2018, the Company invested $10.0 million in the second lien term loan of ICD Intermediate HoldCo2, LLC, a financial company which connects corporate treasury departments with money market and short duration bond funds. Additionally, the Company invested $0.5 million in the equity of the company.

On January 26, 2018, the Company made an additional investment of $7.1 million in the first lien term loan of BW DME Acquisition LLC, (StateServ Medical, LLC).

On January 30, 2018, the Company received a dividend of $1.35 million from MTC Parent, L.P. (Millennium Trust).

On January 31, 2018, the Company invested $11.0 million in the first lien term loan of Price for Profit, LLC, an advisory services and specialized technology platform services company. We also committed to fund a $1.5 million revolver. Additionally, the Company invested $0.8 million in the equity of the company.

On January 31, 2018, the Company made an additional investment of $3.2 million in the first lien term loan of Energy Labs Inc.

On February 5, 2018, the Company invested $20.5 million in the first lien term loan of Fast Growing Trees, LLC, an online provider of hybrid trees and plants. We also committed to fund a $1.0 million revolver. Additionally, the Company invested $1.0 million in the equity of the company.

On February 6, 2018, the Company made an additional investment of $8.3 million in the first lien debt of Furniture Factory Holdings, LLC.

SBIC Subsidiary

On January 2, 2018, the Company contributed $7.5 million to the SBIC Subsidiary, bringing total capital contributions to $75.0 million.

Credit Facility

The outstanding balance under the Credit Facility as of March 2, 2018 was $83.1 million.

Dividend Redistribution Investment Program (“DRIP”)

Since December 31, 2017, the Company has issued 7,932 shares through the DRIP.

Dividend Declared

On January 11, 2018, the Company’s board of directors declared a regular monthly dividend for each of January 2018, February 2018 and March 2018.

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/11/2018	1/30/2018	1/31/2018	2/15/2018	$0.1133
1/11/2018	2/27/2018	2/28/2018	3/15/2018	$0.1133
1/11/2018	3/28/2018	3/29/2018	4/13/2018	$0.1133
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the years ended December 31, 2017 and 2016, 87% and 77% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of December 31, 2017 and 2016, the weighted average interest rate floor on our floating rate loans was 0.92% and 0.89%, respectively. Assuming that the Statement of Assets and Liabilities as of December 31, 2017 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in LIBOR would increase our interest income approximately $2.8 million, due to the current floors in place. A hypothetical decrease in LIBOR would decrease our interest income by $1.7 million.

Changes in interest rates will also affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. At December 31, 2017, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would decrease our net investment income by $0.3 million.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2017 and December 31, 2016, we did not engage in hedging activities.

Item 8.	Financial Statements and Supplementary Data

Grant Thornton LLP 1717 Main Street, Suite 1800 Dallas, TX 75201 T 214.561.2300 F 214.561.2370 www.GrantThornton.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Stellus Capital Investment Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, schedule and financial highlights (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas
March 6, 2018

Grant Thornton LLP
U.S. member firm of Grant Thornton International Ltd

FORM OF SOX 404 AUDIT REPORT

Grant Thornton LLP 1717 Main Street, Suite 1800 Dallas, TX 75201 T 214.561.2300 F 214.561.2370 www.GrantThornton.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Stellus Capital Investment Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 6, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Grant Thornton LLP
U.S. member firm of Grant Thornton International Ltd

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 6, 2018

Grant Thornton LLP
U.S. member firm of Grant Thornton International Ltd

PART I — FINANCIAL INFORMATION
STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016
ASSETS
Non-Controlled, affiliated investments, at fair value (amortized cost of $1,052,185 and $0, respectively)	$990,000	$—
Non-controlled, non-affiliated investments, at fair value (amortized cost of $367,401,021 and $362,217,251, respectively)	370,849,772	365,625,891
Cash and cash equivalents	25,110,718	9,194,129
Receivable for sales and repayments of investments	26,891	—
Interest receivable	2,922,204	4,601,742
Accounts receivable	—	748
Prepaid expenses	361,270	456,219
Total Assets	$400,260,855	$379,878,729
LIABILITIES
Notes payable	$47,306,488	$24,565,891
Credit facility payable	39,332,479	115,171,208
SBA-guaranteed debentures	87,818,813	63,342,036
Dividends payable	1,806,671	1,413,982
Base management fees payable	1,621,592	1,608,295
Incentive fees payable	371,647	1,353,271
Interest payable	1,021,173	973,812
Unearned revenue	139,304	19,955
Administrative services payable	327,033	272,511
Deferred tax liability	—	8,593
Other accrued expenses and liabilities	268,413	267,390
Total Liabilities	$180,013,613	$208,996,944
Commitments and contingencies (Note 7)
Net Assets	$220,247,242	$170,881,785
NET ASSETS
Common Stock, par value $0.001 per share (200,000,000 and 100,000,000 shares authorized, 15,945,879 and 12,479,959 shares issued and outstanding, respectively)	$15,946	$12,480
Paid-in capital	228,066,762	180,994,723
Accumulated net realized loss from investments, net of cumulative dividends of $4,251,819, and $1,899,274, respectively	(10,786,240)	(13,089,671)
Distributions in excess of net investment income	(435,794)	(435,794)
Net Unrealized appreciation on investments and cash equivalents, net of provision for taxes of $0 and $8,593, respectively.(1)	3,386,568	3,400,047
NET ASSETS	$220,247,242	$170,881,785
Total Liabilities and Net Assets	$400,260,855	$379,878,729
Net Asset Value Per Share	$13.81	$13.69

(1)	See Note 13 for a discussion of Deferred Taxes.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
INVESTMENT INCOME
Interest income	$38,071,449	$38,176,617	$34,643,791
Other income	1,576,744	1,313,580	514,768
Total Investment Income	$39,648,193	$39,490,197	$35,158,559
OPERATING EXPENSES
Management fees	$6,255,911	$6,281,863	$5,841,267
Valuation fees	336,300	397,330	356,971
Administrative services expenses	1,245,727	1,045,648	1,029,368
Incentive fees	2,911,392	4,275,436	3,975,198
Professional fees	1,274,066	712,524	596,357
Directors’ fees	331,000	324,000	333,000
Insurance expense	429,897	471,427	473,963
Interest expense and other fees	7,855,211	7,992,185	6,177,015
Deferred offering costs	—	261,761	—
Other general and administrative expenses	621,204	415,822	474,625
Total Operating Expenses	$21,260,708	$22,177,996	$19,257,764
Loss on extinguishment of debt	416,725	—	—
Waiver of Incentive Fee	—	—	(646,333)
Total Operating Expenses, net of fee waivers	$21,677,433	$22,177,996	$18,611,431
Net Investment Income	$17,970,760	$17,312,201	$16,547,128
Net Realized Gain on Investments and Cash Equivalents	$4,655,976	$(13,089,671)	$421,726
Net Change in Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents	$(22,072)	$18,603,401	$(9,204,717)
Benefit (provision) for taxes on unrealized gain on investments	$8,593	$373,131	$(93,601)
Net Increase in Net Assets Resulting from Operations	$22,613,257	$23,199,062	$7,670,536
Net Investment Income Per Share	$1.21	$1.39	$1.33
Net Increase in Net Assets Resulting from Operations Per Share	$1.52	$1.86	$0.61
Weighted Average Shares of Common Stock Outstanding	14,870,981	12,479,959	12,479,961
Distributions Per Share	$1.36	$1.36	$1.36

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Increase in Net Assets Resulting from Operations
Net investment income	$17,970,760	$17,312,201	$16,547,128
Net realized gain on investments and cash equivalents	4,655,976	(13,089,671)	421,726
Net change in unrealized appreciation on investments and cash equivalents	(22,072)	18,603,401	(9,204,717)
Benefit (provision) for taxes on unrealized appreciation on investments	8,593	373,131	(93,601)
Net Increase in Net Assets Resulting from Operations	$22,613,257	$23,199,062	$7,670,536
Stockholder distributions from:
Net investment income	(17,970,760)	(16,968,350)	(16,547,158)
Net realized capital gains	(2,352,545)	—	(421,726)
Total Distributions	$(20,323,305)	$(16,968,350)	$(16,968,884)
Capital share transactions
Issuance of common stock	48,741,549	—	—
Partial share redemption	(142)	(31)	—
Sales load	(1,358,880)	—	—
Offering costs	(307,022)	—	—
Net increase in net assets resulting from capital share transactions	$47,075,505	$(31)	$—
Total increase (decrease) in net assets	$49,365,457	$6,230,681	$(9,298,348)
Net assets at beginning of period	$170,881,785	$164,651,104	$173,949,452
Net assets at end of period (includes $435,794, $435,794 and $779,643 of distributions in excess of net investment income, respectively)	$220,247,242	$170,881,785	$164,651,104

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$22,613,257	$23,199,062	$7,670,536
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(172,171,246)	(65,661,034)	(133,661,491)
Proceeds from sales and repayments of investments	172,260,541	55,949,177	93,289,529
Net change in unrealized appreciation (depreciation) on investments	22,072	(18,603,401)	9,204,717
Deferred tax benefit	(8,593)	(373,130)	93,601
Increase in investments due to PIK	(499,596)	(243,766)	(439,052)
Amortization of premium and accretion of discount, net	(1,196,566)	(1,128,511)	(1,034,240)
Amortization of loan structure fees	455,893	523,835	472,003
Amortization of deferred financing costs	251,826	326,190	210,064
Loss on extinguishment of debt	416,725	—	—
Amortization of loan fees on SBA-guaranteed debentures	333,027	184,783	204,980
Net realized (gain)/loss on investments	(4,655,976)	13,089,341	(421,726)
Deferred offering costs	—	261,761	—
Changes in other assets and liabilities
Decrease in interest receivable	1,679,538	118,289	362,634
Decrease in receivable for affiliated transaction	—	—	—
(Increase) decrease in accounts receivable	748	6,936	(6,988)
(Increase) decrease in prepaid expenses and fees	94,949	19,230	(56,166)
Increase in management fees payable	13,297	89,516	158,760
Increase (decrease) in incentive fees payable	(981,624)	745,315	(513,600)
Increase (decrease) in administrative services payable	54,522	(125,288)	(193,945)
Increase in interest payable	47,361	403,623	223,985
Increase (decrease) in unearned revenue	119,349	(16,922)	(120,526)
Increase in dividend payable	392,689	—	—
Increase in other accrued expenses and liabilities	1,022	71,714	112,224
Net cash provided by operating activities	$19,243,216	$8,836,720	$(24,444,701)

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash flows from financing activities
Proceeds from notes issued	48,875,000	—	—
Proceeds from SBA-guaranteed debentures	25,000,000	—	47,567,813
Financing costs paid on notes issued	(1,688,961)	—	—
Financing costs paid on Credit Facility	(1,158,616)	(50,000)	—
Financing costs paid on SBA-guaranteed debentures	(856,250)	—	(325,000)
Proceeds from the issuance of common stock	48,741,549	—	—
Sales load for common stock issued	(1,358,880)	—	—
Offering costs paid for common stock issued	(307,022)	—	—
Stockholder distributions paid	(20,323,305)	(16,968,350)	(16,968,885)
Borrowings under credit facility	194,250,000	56,500,000	105,000,000
Repayments of credit facility	(269,500,000)	(50,000,000)	(102,000,000)
Repayments of Notes issued	(25,000,000)	—	—
Partial Share Redemption	(142)	(31)	—
Net cash provided by (used in) financing activities	$(3,326,627)	$(10,518,381)	$33,273,928
Net increase (decrease) in cash and cash equivalents	15,916,589	(1,681,661)	8,829,227
Cash and cash equivalents balance at beginning of period	9,194,129	10,875,790	2,046,563
Cash and cash equivalents balance at end of period	$25,110,718	$9,194,129	$10,875,790
Non-cash operating activities
Conversion from debt to equity	$864,101	$—	$—
Non-cash purchase of investment through repayment of investment	$—	$—	$4,251,032
Supplemental financing activities
Excise tax paid	$37,648	$—	$—
Fees paid on SBA-guaranteed debentures through proceeds	$856,250	$—	$1,182,187
Cash paid for interest expense	$6,762,104	$6,548,754	$5,010,984

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.								Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity						Energy: Oil & Gas	1,000 shares	$1,052,185	$990,000	0.45%
Subtotal Non-controlled, affiliated investments										1,052,185	990,000	0.45%
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	1.00%	12.20%		3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	5,272,397	5,220,000	2.37%
APE Holdings, LLC Class A Common Units	(4)	Equity							375,000 units	375,000	180,000	0.08%
Total										5,647,397	5,400,000	2.45%
Apex Environmental Resources Holdings, LLC								Amsterdam, OH
Common Units	(4)	Equity						Environmental Industries	766 shares	766	579	0.00%
Preferred Units	(4)	Equity							766 shares	765,676	579,421	0.26%
Total										766,442	580,000	0.26%
Atmosphere Aggregator Holdings II, LP								Atlanta, GA
Common Units	(4)	Equity						Services: Business	254,250 units	254,250	820,284	0.37%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	2,419,714	1.10%
Total										1,004,250	3,239,998	1.47%
ASC Communications, LLC	(7)							Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	L+6.25%	1.00%	7.94%		6/29/2022	Healthcare & Pharmaceuticals	$6,879,167	6,816,044	6,879,167	3.12%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity							73,529 shares	500,000	620,000	0.28%
Total										7,316,044	7,499,167	3.40%
Beneplace, LLC								Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.70%		9/27/2022	Insurance	$5,000,000	4,910,226	5,000,000	2.27%
Beneplace Holdings, LLC Preferred Units	(4)	Equity							500,000 units	500,000	500,000	0.23%
Total										5,410,226	5,500,000	2.50%
Binder & Binder National Social Security Disability Advocates, LLC	(8)							Hauppauge, NY
Residual claim from Term Loan	(4)	Unsecured						Services: Consumer	$400,000	400,000	380,000	0.17%
BW DME Acquisition, LLC								Tempe, AZ
Term Loan (SBIC)	(2)(12)(13)	First Lien	L+6.00%	1.00%	9.43%		8/24/2022	Healthcare & Pharmaceuticals	$9,550,000	9,281,016	9,310,000	4.23%
BW DME Holdings, LLC Class A Preferred Units	(4)	Equity							1,000,000 shares	1,000,000	1,110,000	0.50%
Total										10,281,016	10,420,000	4.73%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	9.74%		12/31/2020	Automotive	$98,746	$97,451	$98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	9.74%		12/31/2020		$7,702,191	7,601,191	7,700,000	3.50%
CPP Holdings LLC Class A Common Units	(4)	Equity							149,828 shares	149,828	260,000	0.12%
Total										7,848,470	8,058,746	3.66%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(13)	First Lien	L+6.50%	1.00%	9.30%		7/16/2020	Education	$12,335,526	12,264,670	12,335,526	5.60%
Colford Capital Holdings, LLC								New York, NY
Preferred Units	(4)(5)	Equity						Finance	38,893 units	497,388	470,000	0.21%
Total												%
Condor Borrower, LLC								Clifton, NJ
Term Loan	(12)	Second Lien	L+8.75%	1.00%	10.12%		4/7/2025	Services: Business	$13,750,000	13,479,122	13,480,000	6.12%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity							500,000 shares	442,197	442,197	0.20%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity							500,000 shares	57,804	57,804	0.03%
Total										13,979,123	13,980,001	6.35%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	12.20%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,902,087	9,000,000	4.09%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	530,000	0.24%
Total										9,152,087	9,530,000	4.33%
Dream II Holdings, LLC								Boca Raton, FL
Class A Common Units	(4)	Equity						Services: Consumer	250,000 units	242,304	420,000	0.19%
Empirix Inc.								Billerica, MA
Term Loan	(12)	Second Lien	L+9.50%	1.00%	10.88%		5/1/2020	Software	$11,657,850	11,554,734	11,657,850	5.29%
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.50%	1.00%	10.88%		5/1/2020		$9,750,000	9,662,051	9,750,000	4.43%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	831,600	0.38%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	8,400	0.00%
Total										22,534,191	22,247,850	10.10%
Energy Labs Inc.								Houston, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+7.00%	0.50%	11.58%		9/29/2021	Energy: Oil & Gas	$5,300,000	5,214,783	5,300,000	2.41%
Energy Labs Holding Corp. Common Stock	(4)	Equity							500 shares	500,000	410,000	0.19%
Total										5,714,783	5,710,000	2.60%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	L+8.25%	0.75%	9.62%		12/30/2019	Hotel, Gaming, & Leisure	$3,193,890	3,164,255	3,190,000	1.45%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	224,250	0.10%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	$3,017	$5,750	0.00%
Total										3,284,942	3,420,000	1.55
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.70%		6/10/2021	Consumer Goods: Durable	$7,288,484	7,180,489	7,288,484	3.31%
Furniture Factory Holdings, LLC Term Loan	(11)	Unsecured	11.00%				2/3/2021		$122,823	122,823	120,000	0.05%
Sun Furniture Factory, LP Common Units	(4)	Equity							13,445 shares	94,569	210,000	0.10%
Total										7,397,881	7,618,484	3.46%
GK Holdings, Inc.								Cary, NC
Term Loan	(12)	Second Lien	L+10.25%	1.00%	11.94%		1/30/2022	Education	$5,000,000	4,932,726	5,000,000	2.27%
Good Source Solutions, Inc.								Carlsbad, CA
Term Loan	(13)	First Lien	L+7.25%	0.50%	11.96%		7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,329,398	1,350,000	0.61%
Term Loan (SBIC)	(2)(13)	First Lien	L+7.25%	0.50%	11.96%		7/15/2021		$1,200,000	1,181,687	1,200,000	0.54%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity							159 shares	159,375	150,000	0.07%
Good Source Holdings, LLC Class B Common Units	(4)	Equity							4,482 shares	0	0	0.00%
Total										2,670,460	2,700,000	1.22%
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,750,000	4,748,168	4,180,000	1.90%
Term Loan	(15)	Second Lien	13.75%		0.00%		7/31/2018		$4,109,524	4,079,696	900,000	0.41%
Total										8,827,864	5,080,000	2.31%
Hostway Corporation								Chicago, IL
Term Loan	(4)(6)(12)	Second Lien	L+10.00%	1.25%	5.94%		12/13/2020	High Tech Industries	$6,750,000	6,680,080	5,910,000	2.68%
J.R. Watkins, LLC	(9)							San Francisco, CA
Term Loan (SBIC)	(2)(12)	First Lien	L+6.50%	1.25%	8.16%		12/22/2022	Consumer Goods: non-durable	$12,500,000	12,250,000	12,250,000	5.56%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity							1,000 shares	1,000,000	1,000,000	0.45%
Total										13,250,000	13,250,000	6.01%
Keais Records Service, LLC								Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	12.20%		6/30/2022	Services: Business	$7,750,000	7,637,741	7,750,000	3.52%
Keais Holdings, LLC Class A Units	(4)	Equity							148,335 units	765,600	780,000	0.35%
Total										8,403,341	8,530,000	3.87%
KidKraft, Inc.								Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	3/30/2022	Consumer Goods: Durable	$9,315,194	9,162,066	9,180,000	4.17%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(5)(12)	Second Lien	L+8.25%	1.25%	9.94%		4/18/2020	Transportation: Cargo	$6,841,739	6,785,894	6,840,000	3.11%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	9.57%		11/30/2021	Media: Broadcasting & Subscription	$4,875,000	$4,835,088	$4,875,000	2.21%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity							5,000 shares	50,000	56,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity							4,500 shares	450,000	504,000	0.23%
Total										5,335,088	5,435,000	2.47%
Magdata Intermediate Holdings, LLC								Austin TX
Term Loan	(12)	Second Lien	L+9.50%	1.00%	11.20%		4/16/2024	Software	$12,500,000	12,254,448	12,250,000	5.56%
Mobileum, Inc.								Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	11.95%		5/1/2022	Software	$9,000,000	8,849,293	9,000,000	4.09%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity							750 units	750,000	980,000	0.44%
Total										9,599,293	9,980,000	4.53%
MBS Holdings, Inc.								Birmingham, AL
Series E Preferred Stock	(4)	Equity						Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	2,386,710	1.08%
Series F Preferred Stock	(4)	Equity							399,308 shares	206,682	493,290	0.22%
Total										1,206,682	2,880,000	1.30%
MTC Parent, L.P.								Oak Brook, IL
Class A-2 Common Units	(4)	Equity						Finance	750,000 shares	28,842	2,200,000	1.00%
National Trench Safety, LLC, et al								Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2022	Construction & Building	$10,000,000	9,845,090	9,900,000	4.49%
NTS Investors, LP Class A Common Units	(4)	Equity							2,335 units	500,000	350,000	0.16%
Total										10,345,090	10,250,000	4.65%
OGS Holdings, Inc.								Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity						Services: Government	11,521 shares	50,001	100,000	0.05%
Protect America, Inc.								Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	L+9.75%	1.00%	9.50%	2.00%	10/30/2020	Services: Consumer	$17,617,786	17,220,312	17,270,000	7.84%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(12)	First Lien	L+8.00%		9.56%		9/30/2018	Retail	$880,000	880,000	880,000	0.40%
Term A Loan	(12)	First Lien	L+8.00%		9.56%		9/30/2018		$943,367	943,367	940,000	0.43%
Term B Loan	(6)(12)	First Lien	L+10.75%		10.56%	1.75%	9/30/2018		$6,464,716	6,464,716	6,460,000	2.93%
Total										8,288,083	8,280,000	3.76
Resolute Industrial, LLC	(14)							Wheeling, IL
Term Loan	(12)	First Lien	L+7.62%	1.00%	8.95%		7/26/2022	Capital Equipment	$3,797,222	3,731,397	3,740,000	1.70%
Term Loan (SBIC)	(2)(12)	First Lien	L+7.62%	1.00%	8.95%		7/26/2022		$13,290,278	13,059,850	13,090,000	5.94%
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity							601 units	750,000	760,000	0.35%
Total										17,541,247	17,590,000	7.99%
Roberts-Gordon, LLC								Buffalo, NY
Term Loan	(12)	Second Lien	L+10.00%	1.00%	11.70%		1/1/2022	Construction & Building	$7,200,000	7,068,278	7,130,000	3.24%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Specified Air Solutions, LLC Class A Common Unites	(4)	Equity							3,846 shares	$500,045	$600,000	0.27%
Total										7,568,323	7,730,000	3.51%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(12)	Second Lien	L+9.50	1.00%	10.88%		9/18/2022	High Tech Industries	$10,000,000	9,848,614	9,950,000	4.52%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,886,350	19,800,000	8.99%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	770,000	0.35%
Total										21,048,894	20,570,000	9.34%
SPM Capital, LLC								Bloomington, MN
Term Loan	(12)	First Lien	L+6.50	1.50%	8.19%		10/31/2018	Healthcare & Pharmaceuticals	$5,421,770	5,421,770	5,420,000	2.46%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)	First Lien	L+6.50	1.00%	8.16%		12/22/2022	Media: Broadcasting & Subscription	$15,000,000	14,919,983	14,920,000	6.77%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							3,598 shares	156,001	307,023	0.14%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	122,977	0.06%
Total										15,138,469	15,350,000	6.97%
TechInsights, Inc.								Ottawa, Ontario
Term Loan	(5)(12)(13)	First Lien	L+6.50%	1.00%	8.71%		8/16/2022	High Tech Industries	$20,000,000	19,529,783	19,600,000	8.90%
Time Manufacturing Acquisition, LLC								Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	8/3/2023	Capital Equipment	$6,373,100	6,258,780	6,250,000	2.84%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity							5,000 units	500,000	330,000	0.15%
Total										6,758,780	6,580,000	2.99%
TFH Reliability, LLC								Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.75%	0.50%	12.45%		4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,775,974	5,875,000	2.67%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity							250,000 shares	250,000	340,000	0.15%
Total										6,025,974	6,215,000	2.82%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	L+11.75%	1.00%	13.12%		6/8/2020	Finance	$4,500,000	4,474,973	4,500,000	2.04%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	578,200	0.26%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	11,800	0.01%
Total										4,924,973	5,090,000	2.31%
VRI Intermediate Holdings, LLC								Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.25%	1.00%	10.95%		10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,846,185	8,910,000	4.05%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity							326,797 shares	500,000	500,000	0.23%
Total										9,346,185	9,410,000	4.28%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(12)	Unsecured	L+11.00%	1.00%	12.70%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	$1,235,188	$880,000	0.40%
WCI Holdings LLC Class A Preferred Units	(4)	Equity							56 units	55,550	0	0.00%
WCI Holdings LLC Class B Common Units	(4)	Equity							3,044 units	3,044	0	0.00%
Total										1,293,782	880,000	0.40%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.60%		4/23/2020	Software	$3,962,500	3,922,743	3,960,000	1.80%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	5,000	11,200	0.01%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	245,000	548,800	0.25%
Total										4,172,743	4,520,000	2.06%
Total Non-controlled, non-affiliated investments										367,401,021	370,849,772	168.38%
Net Investments										368,453,206	371,839,772	168.83%
LIABILITIES IN EXCESS OF OTHER ASSETS											(151,592,530)	(68.83)%
NET ASSETS											$220,247,242	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investments held by the SBIC Subsidiary, which include $5,258,500 of cash and $155,769,170 of investments (at par) are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.
(3)	These loans have LIBOR or Euro Floors that are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 86% of the Company’s total assets as of December 31, 2017.
(6)	Represents a PIK security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.
(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	In the fourth quarter of 2016, Binder & Binder National Social Security Disability, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s fair value has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time, the Company does not expect to receive any additional repayment other than the court awarded amount.
(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 6.50% and a maturity of December 22, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.
(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	Excluded from the investment is an undrawn commitment in an amount not to exceed $5,750,000, with an interest rate of LIBOR plus 7.62% and a maturity of July 26, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.
(15)	Investment has been on non-accrual since November 1, 2017.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2016

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al								Deer Park, TX
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.50%	1.00%	11.50%		3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,252,426	$5,277,059	3.09%
APE Holdings, LLC Class A Units	(4)	Equity							375,000 units	375,000	399,550	0.23%
Total										5,627,426	5,676,609	3.32%
Apex Environmental Resources Holdings, LLC								Amsterdam, OH
Common Units	(4)	Equity						Environmental Industries	517 shares	517	525	0.00%
Preferred Units	(4)	Equity							517 shares	517,439	524,911	0.31%
Total										517,956	525,436	0.31%
Atkins Nutritionals Holdings II, Inc.								Denver, CO
Term Loan	(3)	Second Lien	L+8.50%	1.25%	9.75%		4/3/2019	Beverage, Food, & Tobacco	$8,000,000	7,928,373	8,000,000	4.68%
Binder & Binder National Social Security Disability Advocates, LLC								Hauppauge, NY
Residual Claim From Term Loan	(4)(14)	Unsecured						Services: Consumer	$1,000,000	1,000,000	722,059	0.42%
Calero Software, LLC et al								Rochester, NY
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		6/5/2019	Telecommunications	$7,500,000	7,422,928	7,441,535	4.35%
Managed Mobility Holdings, LLC Partnership Units	(4)	Equity							8,932 units	525,000	152,855	0.09%
Total										7,947,928	7,594,390	4.44%
C.A.R.S. Protection Plus, Inc								Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	9.03%		12/31/2020	Automotive	$101,911	100,207	101,911	0.06%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	9.03%		12/31/2020		$7,949,027	7,785,147	7,949,027	4.65%
CPP Holdings LLC Class A Common Units	(4)	Equity							149,828 shares	149,828	250,166	0.15%
Total										8,035,182	8,301,104	4.86%
Catapult Learning, LLC et al								Camden, NJ
Term Loan	(13)	First Lien	L+6.50%	1.00%	8.99%		7/16/2020	Education	$12,500,000	12,404,725	12,498,701	7.31%
Colford Capital Holdings, LLC								New York, NY
Delay Draw Term Loan #1	(5)	Unsecured	12.00%		12.00%		5/31/2018	Finance	$12,500,000	12,401,505	12,477,883	7.30%
Delay Draw Term Loan #2	(5)	Unsecured	12.00%		12.00%		5/31/2018		$2,000,000	1,980,173	1,996,461	1.17%
Delay Draw Term Loan #4	(5)	Unsecured	12.00%		12.00%		5/31/2018		$5,000,000	4,960,146	4,991,153	2.92%
CC Blocker 1, LLC Preferred Units	(4)(5)	Equity							38,893 units	557,143	671,462	0.39%
Total										19,898,967	20,136,959	11.78%
Doskocil Manufacturing Company, Inc.								Arlington, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+6.00%	1.00%	9.40%		11/10/2020	Consumer goods: non-durable	$8,750,000	8,626,143	8,750,000	5.12%
Douglas Products & Packaging Company, LLC								Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	11.50%		12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,876,203	9,000,000	5.27%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity							250 shares	250,000	478,950	0.28%
Total										9,126,203	9,478,950	5.55%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2016

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Eating Recovery Center, LLC								Denver, CO
Term Loan	(6)	Unsecured	13.00%		12.00%	1.00%	6/28/2018	Healthcare & Pharmaceuticals	$18,400,000	$18,271,406	$18,348,093	10.74%
ERC Group Holdings LLC Class A Units	(4)	Equity							17,820 units	1,655,274	2,631,558	1.54%
Total										19,926,680	20,979,651	12.28%
Empirix Inc.								Billerica, MA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020	Software	$11,657,850	11,517,953	11,582,173	6.78%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/1/2020		$9,750,000	9,631,895	9,686,708	5.67%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity							1,304 shares	1,304,232	1,659,024	0.97%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity							1,317,406 shares	13,174	16,758	0.01%
Total										22,467,254	22,944,663	13.43%
Energy Labs Inc.								Houston, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+7.00%	0.50%	11.03%		9/29/2021	Energy: Oil & Gas	$5,300,000	5,197,928	5,290,561	3.10%
Energy Labs Holding Corp. Common Stock	(4)	Equity							500 shares	500,000	500,000	0.29%
Total										5,697,928	5,790,561	3.39%
EOS Fitness OPCO Holdings, LLC								Phoenix, AZ
Term Loan (SBIC)	(2)(3)	First Lien	L+8.75%	0.75%	9.50%		12/30/2019	Hotel, Gaming, & Leisure	$3,331,184	3,287,412	3,331,184	1.95%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity							118 shares	117,670	77,414	0.05%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity							3,017 shares	3,017	1,985	0.00%
Total										3,408,099	3,410,583	2.00
Furniture Factory Outlet, LLC								Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.00%		6/10/2021	Consumer goods: Durable	$9,875,000	9,695,423	9,809,056	5.74%
Furniture Factory Holdings, LLC Term Loan	(15)	Unsecured	11.00%				2/3/2021		$122,823	122,823	122,823	0.07%
Sun Furniture Factory, LP Common Units	(4)	Equity							13,445 shares	94,569	170,404	0.10%
Total										9,912,815	10,102,283	5.91%
GK Holdings, Inc.								Cary, NC
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		1/30/2022	Education	$5,000,000	4,920,321	5,000,000	2.93%
Glori Energy Production Inc.								Houston, TX
Term Loan	(3)(4)(6) (7)(8)	First Lien	L+12.00%	1.00%	11.00%	2.00%	3/14/2017	Energy: Oil & Gas	$1,624,250	1,622,130	864,101	0.51%
Good Source Solutions, Inc.								Carlsbad, CA
Term Loan	(13)	First Lien	L+7.25%	0.50%	11.38%		7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,325,011	1,346,203	0.79%
Term Loan (SBIC)	(2)(13)	First Lien	L+7.25%	0.50%	11.38%		7/15/2021		$1,200,000	1,177,788	1,196,625	0.70%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity							159 shares	159,375	136,633	0.08%
Good Source Holdings, LLC Class B Common Units	(4)	Equity							4,482 shares	0	0	0.00%
Total										2,662,174	2,679,461	1.57%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2016

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Grupo HIMA San Pablo, Inc., et al								San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		1/31/2018	Healthcare & Pharmaceuticals	$4,812,500	$4,787,801	$4,693,463	2.75%
Term Loan		Second Lien	13.75%		13.75%		7/31/2018		$4,000,000	3,924,736	3,535,591	2.07%
Total										8,712,537	8,229,054	4.82%
Hollander Sleep Products, LLC								Boca Raton, FL
Term Loan	(3)	First Lien	L+8.00%	1.00%	9.00%		10/21/2020	Services: Consumer	$7,286,790	7,211,543	7,286,790	4.26%
Dream II Holdings, LLC Class A Common Units	(4)	Equity							250,000 units	242,304	145,030	0.08%
Total										7,453,847	7,431,820	4.34%
Hostway Corporation								Chicago, IL
Term Loan	(3)	Second Lien	L+8.75%	1.25%	10.00%		12/13/2020	High Tech Industries	$6,750,000	6,661,202	5,832,000	3.41%
HUF Worldwide, LLC								Los Angeles, CA
Revolver	(9)(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019	Retail	$375,000	375,000	375,000	0.22%
Term Loan	(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019		$3,651,709	3,603,959	3,651,709	2.14%
Term Loan (SBIC)	(2)(12)	First Lien	L+9.00%	0.50%	9.85%		10/22/2019		$6,138,648	6,063,652	6,138,648	3.59%
HUF Holdings, LLC Common Class A Units	(4)	Equity							616,892 units	624,427	624,427	0.37%
Total										10,667,038	10,789,784	6.32%
Keais Records Service, LLC								Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	11.50%		6/30/2022	Services: Business	$7,750,000	7,620,000	7,620,000	4.46%
Keais Holdings, LLC Class A Units	(4)	Equity							148,335 units	775,000	775,000	0.45%
Total										8,395,000	8,395,000	4.91%
KidKraft, Inc.								Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	3/30/2022	Consumer Goods: Durable	$9,222,874	9,044,671	9,044,671	5.29%
Livingston International, Inc.								Toronto, Ontario
Term Loan	(3)(5)	Second Lien	L+8.25%	1.25%	9.50%		4/18/2020	Transportation: Cargo	$6,841,739	6,765,448	6,692,648	3.92%
Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	8.76%		11/30/2021	Media: Broadcasting & Subscription	$5,000,000	4,950,667	4,950,667	2.90%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity							5,000 shares	50,000	50,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity							4,500 shares	450,000	450,000	0.26%
Total										5,450,667	5,450,667	3.19%
Mobileum, Inc.								Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	11.25%		5/1/2022	Software	$9,000,000	8,823,965	8,823,965	5.16%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity							750 units	750,000	750,000	0.44%
Total										9,573,965	9,573,965	5.60%
Momentum Telecom Inc., et al								Birmingham, AL
Term Loan	(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019	Media: Broadcasting & Subscription	$6,468,196	6,395,759	6,403,563	3.75%
Term Loan (SBIC)	(2)(3)	First Lien	L+8.50%	1.00%	9.50%		3/10/2019		$8,687,486	8,589,400	8,600,676	5.03%
MBS Holdings, Inc. Series E Preferred Stock	(4)	Equity							2,774,695 shares	1,000,000	1,309,492	0.77%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2016

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
MBS Holdings, Inc. Series F Preferred Stock	(4)	Equity							399,308 shares	$206,682	$270,648	0.16%
Total										16,191,841	16,584,379	9.71%
MTC Intermediate Holdco, Inc.								Oak Brook, IL
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022	Finance	$575,000	564,899	575,000	0.34%
Term Loan (SBIC)	(2)(3)	Second Lien	L+9.50%	1.00%	10.50%		5/31/2022		$9,750,000	9,578,720	9,750,000	5.71%
MTC Parent, L.P. Class A-2 Common Units	(4)	Equity							750,000 shares	750,000	1,433,281	0.84%
Total										10,893,619	11,758,281	6.89%
OG Systems, LLC								Chantilly, Virginia
Term Loan	(3)(6)	Unsecured	L+11.00%	1.00%	11.00%	1.00%	1/22/2020	Services: Government	$4,028,288	3,979,529	3,992,337	2.34%
OGS Holdings, Inc. Series A Convertible Preferred Stock	(4)	Equity							11,521 shares	50,001	68,182	0.04%
Total										4,029,530	4,060,519	2.38%
Refac Optical Group, et al								Blackwood, NJ
Revolver	(10)(12)	First Lien	L+8.00%		8.77%		9/30/2018	Retail	$400,000	400,000	400,000	0.23%
Term A Loan	(11)(12)	First Lien	L+8.00%		8.77%		9/30/2018		$1,502,736	1,502,736	1,502,736	0.88%
Term B Loan	(6)(11)(12)	First Lien	L+10.75%		9.77%	1.75%	9/30/2018		$6,403,267	6,403,267	6,403,267	3.75%
Total										8,306,003	8,306,003	4.86
Securus Technologies Holdings, Inc.								Dallas, TX
Term Loan	(3)	Second Lien	L+7.75	1.25%	9.00%		4/30/2021	Telecommunications	$8,500,000	8,455,863	8,415,000	4.92%
Sitel Worldwide Corporation								Nashville, TN
Term Loan	(3)	Second Lien	L+9.50	1.00%	10.50%		9/18/2022	High Tech Industries	$10,000,000	9,825,536	9,550,000	5.59%
Skopos Financial, LLC								Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2019	Finance	$20,000,000	19,791,938	19,618,086	11.48%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity							1,120,684 units	1,162,544	1,012,266	0.59%
Total										20,954,482	20,630,352	12.07%
SPM Capital, LLC								Bloomington, MN
Term Loan	(3)	First Lien	L+5.50	1.50%	7.00%		10/31/2017	Healthcare & Pharmaceuticals	$6,387,916	6,362,834	6,374,800	3.73%
SQAD, LLC								Tarrytown, NY
Term Loan (SBIC)	(2)(6)	Unsecured	12.25%		11.00%	1.25%	4/30/2019	Media: Broadcasting & Subscription	$7,245,241	7,179,977	7,206,517	4.22%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity							5,624 shares	562,368	738,067	0.43%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity							5,800 shares	62,485	82,007	0.05%
Total										7,804,830	8,026,591	4.70%
Stratose Intermediate Holdings, II, LLC								Atlanta, GA
Term Loan	(3)	Second Lien	L+9.50%	1.00%	10.50%		7/26/2022	Services: Business	$15,000,000	14,705,967	15,000,000	8.78%
Atmosphere Aggregator Holdings II, LP Common Units	(4)	Equity							254,250 units	254,250	630,373	0.37%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity							750,000 units	750,000	1,859,506	1.09%
Total										15,710,217	17,489,879	10.24%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2016

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
360 Holdings III Corp								Irvine, CA
Term Loan	(3)	First Lien	L+9.00%	1.00%	10.00%		10/1/2021	Consumer goods: non-durable	$3,950,000	$3,811,652	$3,950,000	2.31%
Telecommunications Management, LLC								Sikeston, MO
Term Loan	(3)	Second Lien	L+8.00%	1.00%	9.00%		10/30/2020	Media: Broadcasting & Subscription	$5,000,000	4,970,522	4,962,649	2.90%
TFH Reliability, LLC								Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.75%	0.50%	11.75%		4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,759,983	5,759,983	3.37%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity							250,000 shares	250,000	250,000	0.15%
Total										6,009,983	6,009,983	3.52%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
Term Loan	(3)(5)	Second Lien	L+11.75%	1.00%	12.75%		6/8/2020	Finance	$4,500,000	4,466,518	4,500,000	2.63%
USASF Blocker II, LLC Common Units	(4)(5)	Equity							441 units	441,000	469,751	0.27%
USASF Blocker LLC Common Units	(4)(5)	Equity							9,000 units	9,000	9,587	0.01%
Total										4,916,518	4,979,338	2.91%
Vandelay Industries Finance, LLC, et al								La Vergne, TN

Term Loan	(6)	Second Lien	11.75%		10.75%	1.00%	11/12/2019	Construction & Building	$2,500,000	2,485,347	2,495,701	1.46%
Vision Media Management & Fulfillment, LLC								Valencia, CA
Term Loan (SBIC)	(2)(13)	First Lien	L+8.50%	1.00%	10.22%		1/27/2021	Media: Broadcasting & Subscription	$1,613,517	1,584,016	1,613,517	0.94%
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(3)	Unsecured	L+10.00%	1.00%	11.00%		12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,232,489	250,000	0.73%
WCI Holdings LLC Class A Preferred Units	(4)	Equity							56 units	55,550	58,579	0.03%
WCI Holdings LLC Class B Common Units	(4)	Equity							3,044 units	3,044	3,210	0.00%
Total										1,291,083	1,311,789	0.76%
Zemax, LLC								Redmond, WA
Term Loan (SBIC)	(2)(3)	Second Lien	L+10.00%	1.00%	11.00%		4/23/2020	Software	$3,962,500	3,908,696	3,941,705	2.31%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity							24,500 units	5,000	5,406	0.00%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity							5,000 shares	245,000	264,879	0.16%
Total										4,158,696	4,211,990	2.47%
Total Non-controlled, non-affiliated investments										$362,217,251	$365,625,891	214%
Net Investments										$362,217,251	$365,625,891	185.52%
LIABILITIES IN EXCESS OF OTHER ASSETS											(194,744,106)	(85.52)%
NET ASSETS											$170,881,785	100.00%

(1)	See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2016

(2)	The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all non-controlled nonaffiliated investments and cash and cash equivalents, but exclude $3,457,351 of cash and cash equivalents and $100,252,693 of investments (at par) that are held by Stellus Capital SBIC LP. See Note 1 of the Notes to the Consolidated Financial Statements for discussion.
(3)	These loans have LIBOR or Euro Floors which are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 85% of the Company’s total assets.
(6)	Represents a payment-in-kind security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.
(7)	Investment has been on non-accrual since December 1, 2016.
(8)	Investment is in payment default.
(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $875,000, with an interest rate of LIBOR plus 9.00% and a maturity of October 22, 2019. This investment is accruing an unused commitment fee of 0.50% per annum.
(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which rates reset periodically based on the terms of the loan agreement.
(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	In the fourth quarter of 2016 Binder, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s cost has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time we do not expect to receive any additional repayment other than what the court has awarded.
(15)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

As of December 31, 2017 the Company has issued a total of 15,945,879 shares and raised $235,649,244 in gross proceeds since inception, incurring $7,566,536 in offering expenses and sales load fees for net proceeds from offerings of $228,082,708. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

The Company has established wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. See footnote (2) of the Consolidated Schedule of Investments. SBA regulations currently limit the amount that an SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2017, the SBIC subsidiary had $67.5 million of regulatory capital, as such term is defined by the SBA, and has received commitments from the SBA of $90.0 million. As December 31, 2017 and December 31, 2016, the SBIC subsidiary had $90.0 million and $65.0 million of SBA-guaranteed debentures outstanding, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

Cash and Cash Equivalents

At December 31, 2017, cash balances held at two seperate institutions totaling $4,058,467 and $927,976 exceeded FDIC insurance protection levels of $250,000 by $3,808,467 and $677,976, subjecting the Company to risk related to the uninsured balance. In addition, at December 31, 2017, the Company held $20,124,275 in cash equivalents which are carried at cost, which approximates fair value. All of the Company’s cash and cash equivalents are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see footnote 9). On December 31, 2017 and December 31, 2016, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Fair Value Measurements

We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBIC debentures approximate fair value because the interest rates adjusts to the market interest rates (Level 3 input). The carrying value of our Notes is based on the closing price of the security (level 2 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

Consolidation

As permitted under Securities and Exchange Commission (“SEC”) Regulation S-X and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the SBIC subsidiary and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

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

Offering Costs

Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated. During the second quarter ended June 30, 2016, the Company determined that it was no longer likely to issue shares under its current shelf registration statement, as a result, the Company expense $261,761 of previously capitalized deferred offering costs for the year ended December 31, 2016. The Company incurred $307,022 in connection with the offering of our common stock in a public offering in April 2017 (the “April Offering”) and the At-the-Market (ATM) offering program that began in August 2017 (the “ATM Program”). These costs are shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in Capital as of December 31, 2017. See Note 4 for further discussion.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. Payment-in-kind (“PIK”) interest, represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. We will not accrue any form of interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

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

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

that it’s estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2017 and December 31, 2016, the Company incurred an excise tax expense of $42,402 and $22,663 respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax provision or expense in the applicable period.

As of December 31, 2017 and December 31, 2016, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any such expenses for the year ended December 31, 2017 were de minimis.

On December 22, 2017, the “Tax Cuts and Jobs Act” legislation was signed into law. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a reduction in the U.S. corporate income tax rate from 35% to 21%. ASC 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As such, we have incorporated the effect of the change in tax rate, which impacts our Taxable Subsidiaries, as of December 31, 2017.

The Taxable Subsidiaries are direct wholly owned subsidiaries of the Company that have elected to be taxable entities. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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

For the years ended December 31, 2017, 2016 and 2015, the Company recorded deferred income tax benefit (expense) of $8,593, $373,131 and $(93,601), respectively, related to the Taxable Subsidiaries. In addition, as of December 31, 2017 and December 31, 2016, the Company had a deferred tax liability of $0 and $8,593, respectively. See Note 13, Income Taxes, for a schedule of the deferred tax asset and valuation allowance reducing the deferred tax asset and the deferred tax liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty or revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contacts with Customers (Topic 606) — Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Note, the guidance exempts interest income from the above guidance, indicating recognition will remain the same. We have completed our analysis on the above guidance and has concluded on the recognition treatment of other income streams such as repayment penalty fees, origination fees, miscellaneous fees etc. Stellus will continue to recognize origination fees over the life of the loan. Repayment penalty fees will be recognized immediately if a repayment is made and miscellaneous fees such as administration fees will be recognized on the contract renewal date or other discrete point in time per the credit agreement. Per the Topic 606 update, Stellus’ timing of its revenue recognition will remain the same for the identified revenue streams as previously reported.

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
December 31, 2017

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

For the years ended December 31, 2017, 2016 and 2015, the Company recorded an expense for base management fees of $6,255,911, $6,281,863, and $5,841,267 respectively. As of December 31, 2017 and December 31, 2016, respectively, $1,621,592 and $1,608,295 were payable to Stellus Capital.

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
December 31, 2017

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred $2,911,392, $4,275,436, and $3,975,198, respectively, of Investment Income Incentive Fees. As of December 31, 2017 and 2016, $371,647 and $1,353,271, respectively, of such incentive fees were payable to the Advisor, of which $175,738 and $1,162,714, respectively, were currently payable (as explained below). As of December 31, 2017 and December 31, 2016, $195,909 and $190,557, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

While under no obligation to do so, the Advisor waived incentive fees of $646,333 for the year ended December 31, 2015 to support an annualized dividend yield of 9.0% based on the $15.00 price per share of our common stock in the Offering. Such waiver in no way implies that the Advisor will waive incentive fees in any future period. The Advisor did not waive incentive fees during the years ended December 31, 2016 and 2017.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2017, and 2016, the Company incurred no Capital Gains Incentive Fee. As of December 31, 2017 and December 31, 2016, no Capital Gains Incentive Fees were payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Investment Income Incentive Fee Incurred	$2,911,392	$4,275,436	$3,975,198
Investment Income Incentive Fee Waived	—	—	(646,333)
Net Incentive Fee Expense	$2,911,392	$4,275,436	$3,328,865

	December 31, 2017	December 31, 2016
Investment Income Incentive Fee Currently Payable	$175,738	$1,162,714
Investment Income Incentive Fee Deferred	195,909	190,557
Incentive Fee Payable	$371,647	$1,353,271

Director Fees

For the years ended December 31, 2017, 2016 and 2015, the Company recorded an expense relating to director fees of $331,000, $324,000, and $333,000, respectively. As of December 31, 2017 and 2016, the Company owed its independent directors no unpaid director fees.

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
December 31, 2017

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

For the years ended December 31, 2017, 2016 and 2015, the Company recorded expenses of $1,117,011, $922,531, and $744,657, respectively, related to the administration agreement. These are included in the Administrative Services expenses line on the Consolidated Statement of Operations. As of December 31, 2017 and December 31, 2016, $279,141 and $232,169, respectively, remained payable to Stellus Capital relating to the administration agreement.

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
December 31, 2017

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 3 — DISTRIBUTIONS  – (continued)

Date Declared	Record Date	Payment Date	Per Share
Fiscal 2016
January 13, 2016	January 29, 2016	February 15, 2016	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133
April 15, 2016	April 29, 2016	May 13, 2016	$0.1133
April 15, 2016	May 31, 2016	June 15, 2016	$0.1133
April 15, 2016	June 30, 2016	July 15, 2016	$0.1133
July 7, 2016	July 29, 2016	August 15, 2016	$0.1133
July 7, 2016	August 31, 2016	September 15, 2016	$0.1133
July 7, 2016	September 30, 2016	October 14, 2016	$0.1133
October 7, 2016	October 31, 2016	November 15, 2016	$0.1133
October 7, 2016	November 30, 2016	December 15, 2016	$0.1133
October 7, 2016	December 30, 2016	January 13, 2017	$0.1133
Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
Total			$7.0446

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’ common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. No new shares were issued in connection with the distributions made during the years ended December 31, 2017 and 2016.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings.

Issuance of Common Stock	Number of Shares	Gross Proceeds(1)	Underwriting fees	Offering Expenses	Net Proceeds	Offering Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	$14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	$14.47
Year ended December 31, 2015	—	—	—	—	—	—
Year ended December 31, 2016	—	—	—	—	—	—
Year ended December 31, 2017	3,465,922	48,741,407	1,358,880	307,022	47,075,505	$14.06
Total	15,945,879	$235,649,244	$6,394,110	$1,172,426	$228,082,708

(1)	Net of partial share redemptions. Such share redemptions reduced gross proceeds by 142, 29 and 31 in 2017, 2016, and 2015, respectively.

The Company issued no shares of common stock during the years ended December 31, 2017 and 2016 in connection with the DRIP.

The Company issued 3,162,500 and 303,422 additional shares of common stock during the year ended December 31, 2017 in connection with the April Offering and ATM Program, respectively. Gross proceeds resulting from the April Offering totaled $44,591,250 and underwriting and other expenses related to the April Offering totaled $1,530,632. The average offering price for the April Offering was $14.10. Gross proceeds resulting from the ATM Program totaled $4,150,299 and underwriting and other expenses related to the offering totaled $135,270. The average offering price of shares issued in the ATM Program was $13.68.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended December 31, 2017, 2016 and 2015.

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Net increase in net assets resulting from operations	$22,613,257	$23,199,062	$7,670,536
Weighted average common shares	14,870,981	12,479,959	12,479,961
Basic and diluted earnings per common share	$1.52	$1.86	$0.61

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
December 31, 2017

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

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

At December 31, 2017, the Company had investments in 48 portfolio companies. The total cost and fair value of the investments were $368,453,206 and $371,839,772 respectively. The composition of our investments as of December 31, 2017 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$140,915,106	$141,006,923
Senior Secured – Second Lien	181,164,730	178,432,850
Unsecured Debt	27,903,141	27,430,000
Equity	18,470,229	24,969,999
Total Investments	$368,453,206	$371,839,772

(1)	Includes unitranche investments, which account for 13.2% of our investment portfolio at fair value.

At December 31, 2016, the Company had investments in 45 portfolio companies. The total cost and fair value of the investments were $362,217,251 and $365,625,891, respectively. The composition of our investments as of December 31, 2016 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$113,264,200	$113,482,205
Senior Secured – Second Lien	163,112,172	162,486,388
Unsecured Debt	70,919,986	70,725,412
Equity	14,920,893	18,931,886
Total Investments	$362,217,251	$365,625,891

(1)	Includes unitranche investments, which account for 8.4% of our investment portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2017 and December 31, 2016, the Company had four and two such investments with aggregate unfunded commitments of $8,686,667 and $1,875,000, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$141,006,923	$141,006,923
Senior Secured – Second Lien	—	—	178,432,850	178,432,850
Unsecured Debt	—	—	27,430,000	27,430,000
Equity	—	—	24,969,999	24,969,999
Total Investments	$—	$—	$371,839,772	$371,839,772

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2016 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$113,482,205	$113,482,205
Senior Secured – Second Lien	—	17,965,000	144,521,388	162,486,388
Unsecured Debt	—	—	70,725,412	70,725,412
Equity	—	—	18,931,886	18,931,886
Total Investments	$—	$17,965,000	$347,660,891	$365,625,891

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2017 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Purchases of investments	85,892,733	73,388,500	6,203,400	6,686,613	172,171,246
Payment-in-kind interest	113,723	319,629	66,244	—	499,596
Sales and Redemptions	(57,242,106)	(47,725,650)	(49,578,812)	(9,369,308)	(163,915,876)
Transfer from Term Loan to Equity	(864,101)	—	—	864,101	—
Net Realized Losses	(626,949)	—	—	5,367,925	4,740,976
Change in unrealized depreciation
included in earnings	(126,190)	(2,146,961)	(278,564)	2,488,782	(62,933)
Amortization of premium and accretion of discount, net	377,608	525,944	292,320	—	1,195,872
Transfer from Level 2	—	9,550,000	—	—	9,550,000
Fair value at end of period	$141,006,923	$178,432,850	$27,430,000	$24,969,999	$371,839,772
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2017	$(498,183)	$(1,679,419)	$(278,567)	$3,465,063	$1,008,894

During the year ended December 31, 2017, there was one transfer from Level 2 to Level 3 because the observable inputs were not available in 2017. During the year ended December 31, 2016, there were two transfers from Level 3 to Level 2 as additional broker quotes became available. Transfers are reflected at the value of the securities at the beginning of the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2016 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$131,908,961	$131,972,581	$72,212,282	$12,923,873	$349,017,697
Purchases of investments	25,009,310	35,664,883	1,354,073	3,632,768	65,661,034
Payment-in-kind interest	112,952	22,874	107,940	—	243,766
Sales and Redemptions	(44,947,647)	(9,850,061)	(122,094)	(1,019,375)	(55,939,177)
Net Realized Losses	(674,702)	—	(12,200,353)	(214,286)	(13,089,341)
Change in unrealized depreciation included in earnings	1,653,933	2,684,245	9,085,283	3,608,906	17,032,367
Amortization of premium and accretion of discount, net	419,398	392,196	288,281	—	1,099,875
Transfer to Level 2	—	(16,365,330)	—	—	(16,365,330)
Fair value at end of period	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2016	$1,399,408	$2,588,122	$9,084,789	$3,686,972	$16,759,291

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2017:

	Cost	Fair Value	% of Total Investments at fair value
Texas	$109,043,496	$108,445,000	29.16%
New Jersey	34,531,876	34,595,527	9.30%
New York	28,939,268	29,365,000	7.90%
Canada	26,315,677	26,440,000	7.11%
California	25,519,753	25,930,000	6.97%
Illinois	24,250,169	25,700,000	6.91%
Massachusetts	22,534,191	22,247,850	5.98%
Arizona	13,565,958	13,840,000	3.72%
North Carolina	12,248,770	12,499,167	3.36%
Ohio	10,112,627	9,990,000	2.69%
Tennessee	9,848,614	9,950,000	2.68%
Missouri	9,152,087	9,530,000	2.56%
Georgia	5,929,223	8,329,998	2.24%
Pennsylvania	7,848,470	8,058,746	2.17%
Arkansas	7,397,881	7,618,484	2.05%
Minnesota	5,421,770	5,420,000	1.46%
Puerto Rico	8,827,864	5,080,000	1.37%
Washington	4,172,743	4,520,000	1.22%
Alabama	1,206,682	2,880,000	0.77%
Utah	1,293,782	880,000	0.24%
Florida	242,304	420,000	0.11%
Virginia	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.0%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2016:

	Cost	Fair Value	% of Total Investments at fair value
Texas	$74,433,626	$73,576,277	20.12%
New York	42,102,392	41,930,666	11.47%
Colorado	27,855,053	28,979,651	7.93%
California	28,298,845	28,606,727	7.81%
Massachusetts	22,467,254	22,944,663	6.28%
Georgia	20,626,735	22,469,217	6.15%
New Jersey	20,710,728	20,804,704	5.69%
Illinois	17,554,821	17,590,281	4.81%
Alabama	16,191,841	16,584,379	4.54%
Missouri	14,096,725	14,441,599	3.95%
Tennessee	12,310,883	12,045,701	3.29%
Arkansas	9,912,815	10,102,283	2.76%
Pennsylvania	8,035,182	8,301,104	2.27%
Puerto Rico	8,712,537	8,229,054	2.25%
Florida	7,453,847	7,431,820	2.03%
Canada	6,765,448	6,692,648	1.83%
Minnesota	6,362,834	6,374,800	1.74%
North Carolina	4,920,321	5,000,000	1.37%
Washington	4,158,696	4,211,990	1.15%
Virginia	4,029,530	4,060,519	1.11%
Arizona	3,408,099	3,410,583	0.93%
Utah	1,291,083	1,311,789	0.36%
Ohio	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.0%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

	Cost	Fair Value	% of Total Investments at fair value
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

	Cost	Fair Value	% of Total Investments at fair value
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.0%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2016:

	Cost	Fair Value	% of Total Investments at fair value
Finance	$56,663,586	$57,504,930	15.73%
Software	36,199,915	36,730,618	10.06%
Media: Broadcasting & Subscription	36,001,876	36,637,803	10.02%
Healthcare & Pharmaceuticals	35,002,051	35,583,505	9.73%
Services: Business	24,105,217	25,884,879	7.08%
Consumer goods: non-durable	20,763,612	21,165,542	5.79%
Chemicals, Plastics, & Rubber	18,957,486	19,146,954	5.24%
Retail	18,973,041	19,095,787	5.22%
Education	17,325,046	17,498,701	4.79%
Telecommunications	16,403,791	16,009,390	4.38%
High Tech Industries	16,486,738	15,382,000	4.21%
Beverage, Food, & Tobacco	12,437,795	12,700,000	3.47%
Consumer Goods: Durable	11,881,630	11,991,250	3.28%
Automotive	8,035,182	8,301,104	2.27%
Services: Consumer	8,453,847	8,153,879	2.23%
Transportation: Cargo	6,765,448	6,692,648	1.83%
Energy: Oil & Gas	7,320,058	6,654,662	1.82%
Services: Government	4,029,530	4,060,519	1.11%
Hotel, Gaming, & Leisure	3,408,099	3,410,583	0.93%
Construction & Building	2,485,347	2,495,701	0.68%
Environmental Industries	517,956	525,436	0.14%
	$362,217,251	$365,625,891	100.0%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2017:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$141,006,923	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-3.73% to 5.53% (-0.81%) 0.24% to 1.12% (0.54%) 11x to 13x (12x)(4)
Second lien debt	$178,432,850	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-2.52% to 4.78% (-0.58%) -0.28% to 1.01% (0.39%) 8x to 8x (8x)(4)
Unsecured debt	$27,430,000	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.67% to 3.93% (0.89%) 0.12% to 1.18% (0.52%) 1x to 14x (13x)(4)
Equity investments	$24,969,999	Market approach(5)	Underwriting EBITDA Multiple	1x to 15x (9x)
Total Long Term Level 3 Investments	$371,839,772

(1)	Weighted average based on fair value as of December 31, 2017.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.73% (-373 basis points) to 5.53% (553 basis points). The average of all changes was -0.81%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$113,482,205	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-2.01% to 0.69% (-0.66%) -0.21% to 0.83% (0.16%) 7x to 14x (10x)(4)
Second lien debt	$144,521,388	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-7.34% to 6.67% (0.00%) -0.60% to 0.79% (0.00%) 5x to 19x (11x)(4)
Unsecured debt	$70,725,412	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.91% to 0.03% (-0.36%) -0.36% to 0.95% (0.10%) 7x to 13x (10x)(4)
Equity investments	$18,931,886	Market approach(5)	Underwriting EBITDA Multiple	1x to 13x (9x)
Total Long Term Level 3 Investments	$347,660,891

(1)	Weighted average based on fair value as of December 31, 2016.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.01% (201 basis points) to 0.69% (69 basis points). The average of all changes was -0.66%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 7 — COMMITMENTS AND CONTINGENCIES  – (continued)

As of December 31, 2017, the Company had $8,686,667 of unfunded commitments to provide debt financing to four existing portfolio companies. As of December 31, 2016 the Company had $1,875,000 of unfunded commitments to provide debt financing to two existing portfolio companies. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Per Share Data:(1)
Net asset value at beginning of year/period	$13.69	$13.19	$13.94	$14.54	$14.45
Net investment income	1.21	1.39	1.33	1.34	1.33
Change in unrealized appreciation (depreciation)	—	1.49	(0.74)	(0.53)	0.03
Realized gain (loss)	0.31	(1.05)	0.03	0.04	0.09
Benefit (Provision) for taxes on unrealized appreciation	—	0.03	(0.01)	(0.02)
Total from investment operations	1.52	1.86	0.61	0.83	1.45
Sales Load	(0.09)	—	—	(0.01)	—
Offering Costs	(0.02)	—	—	—	—
Stockholder distributions from:
Net investment income	(1.20)	(1.36)	(1.33)	(1.31)	(1.36)
Net realized capital gains	(0.16)	—	(0.03)	(0.12)	—
Other(3)	0.07	—	—	0.01	—
Net asset value at the end of year/period	$13.81	$13.69	$13.19	$13.94	$14.54
Per share market value at end of year/period	$13.14	$12.06	$9.64	$11.78	$14.95
Total return based on market value(4)	20.29%	42.83%	(7.76)%	(13.09)%	0.42%
Weighted average shares outstanding at the end of period	14,870,981	12,479,959	12,479,961	12,281,178	12,059,293
Ratio/Supplemental Data:
Net assets at the end of year/period	$220,247,242	$170,881,785	$164,651,104	$173,949,452	$175,891,514
Weighted average net assets	$195,211,550	$165,189,142	$173,453,813	$176,458,141	$175,398,660
Annualized ratio of gross operating expenses to net assets(7)(8)	11.10%	13.20%	11.16%	9.92%	8.65%
Annualized ratio of net operating expenses to net assets(7)(8)	11.10%	13.20%	10.78%	9.12%	7.63%
Annualized ratio of interest expense and other fees to net assets(9)	4.02%	4.84%	3.56%	3.01%	1.78%
Annualized ratio of net investment income before fee waiver to net assets(7)	9.21%	10.71%	9.11%	8.40%	8.11%
Annualized ratio of net investment income to net assets(7)	9.21%	10.71%	9.49%	9.19%	9.13%
Portfolio Turnover(5)	48%	16%	29%	19%	41%
Notes Payable	48,875,000	25,000,000	25,000,000	25,000,000	110,000,000
Credit Facility Payable	40,750,000	116,000,000	109,500,000	106,500,000	9,000,000
SBA-guaranteed debentures	90,000,000	65,000,000	65,000,000	16,250,000	—
Asset Coverage Ratio(6)	3.46x	2.21x	2.22x	2.32x	2.48x

(1)	Financial highlights are based on weighted average shares outstanding as of year/period ended.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(2)	The per share impact of the Company’s reinvestment of stockholder distributions has an impact to net assets of less than $0.01 per share during the applicable period.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid. The total returns are not annualized.
(5)	Calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA-guaranteed debentures are excluded from the numerator and denominator.
(7)	These ratios include the impact of the benefit (provision) for income taxes related to net unrealized loss (gain) on certain investments of $8,593, $373,131, and ($93,601) for the years ended December 31, 2017, 2016 and 2015 respectively, which are not reflected in net investment income, gross operating expenses or net operating expenses. The benefit (provision) for income taxes related to net realized loss or unrealized loss (gain) on investments at taxable subsidiaries to net assets for the years ended December 31, 2017, 2016 and 2015 is less than (0.01)%, (0.23)%, and 0.05%, respectively.
(8)	Deferred offering costs of $261,761 for the year ended December 31, 2016 are not annualized.
(9)	Excludes debt extinguishment costs of $416,725 for the year ended December 31, 2017. Including these costs, this ratio would be 4.24%.

NOTE 9 — CREDIT FACILITIES

On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility, as amended on November 21, 2014 and August 31, 2016, provided for borrowings in an aggregate amount of $120,000,000 on a committed basis with an accordion feature that allowed the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase, and other customary conditions. The Company terminated the Original Facility on October 11, 2017 in conjunction with securing and entering into the Credit Facility as defined below.

On October 11, 2017, the Company entered in to a new senior secured revolving credit agreement, dated as of October 10, 2017, with ZB, N.A., dba Amegy Bank and various other leaders (the “Credit Facility”). The Credit Facility provides for borrowings up to a maximum of $140,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 9 — CREDIT FACILITIES  – (continued)

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% with no LIBOR floor or (ii) 1.50% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2021. This represents an interest rate reduction of 12.5 basis points and a three year extension of maturity over the Original Facility. The following table explains the modifications:

	Original Facility		Credit Facility
Agent	SunTrust		Amegy
Term	Dec 2012 – Oct 2017		Oct 2017 – Oct 2021
Principal	Commitment	$120,000,000	Commitment	$140,000,000
Interest	LIBOR Margin: ABR Margin: Unused Fee:	2.625% 1.625% 0.50%	LIBOR Margin: ABR Margin: Unused Fee:	2.50% 1.50% 0.50%
Fees	Admin Fee:	$50,000/Annual	Admin Fee:	$35,000/Annual

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Original Facility contained certain affirmative and negative covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least 85% of adjusted borrowing base, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. The Original Facility required that the Company meet certain conditions in connection with incurring additional indebtedness, including that the Company have a minimum asset coverage ratio of 2.2 to 1.0 after giving effect to such borrowing. Additional conditions stated that (i) the aggregate amount of PIK interest during the most recently ended fiscal quarter of the borrower did not exceed 2% of the aggregate amount of interest income that the borrower had received on all investments in the borrowing base during such fiscal quarter; (ii) the sum of the value of all non-accrual investments did not exceed 5% of the value of all investments in the borrowing base and (iii) the borrower maintained a minimum liquidity test of at least 80% of adjusted borrowing base. The Company met these conditions while the Original Facility was outstanding.

The Credit Facility no longer provides advances on non-performing assets or equity positions. The Credit Facility also does not require a minimum asset coverage test to incur additional indebtedness nor does it have a maximum of PIK interest or non-accrual investments allowable under the borrowing base. Other changes under the Credit Facility include: a) the amendment of the minimum liquidity test to $10,000,000, including cash, liquid investments, and undrawn availability b) the addition of a minimum interest coverage ratio of 2.0 to 1.0 at all times. As of December 31, 2017, these conditions were met.

As of December 31, 2017 and December 31, 2016, the outstanding balance under the Credit Facility and Original Facility was $40,750,000 and $116,000,000 respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3,067,715 in connection with obtaining, amending, and maintaining the Original Facility. The Company incurred costs of $1,158,616 in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Revised Facility. The Company expensed $113,993 of fees related to the modification in the year ended December 31, 2017 as a loss on extinguishment of debt, which represents a proportionate amount of fees attributable to SunTrust bank exiting the Original Facility. As of December 31, 2017 and December 31, 2016, $1,417,521 and $828,792 of such prepaid loan structure fees and administration fees had

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 9 — CREDIT FACILITIES  – (continued)

yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3.

The following is a summary of the amounts outstanding for the Facilities, net of prepaid loan structure fees:

	December 31, 2017	December 31, 2016
Credit Facility payable	$40,750,000	$116,000,000
Prepaid loan structure fees	1,417,521	828,792
Credit facility payable, net of prepaid loan structure fees	$39,332,479	$115,171,208

For the year ended December 31, 2017, the weighted average effective interest rate under the Credit Facility and the Original Facility was approximately 3.7% (approximately 5.0% including commitment fees and other loan fees, but excluding $113,994 of loss on extinguishment of debt). The average borrowings under the Credit Facility and the Original Facility for the year ended December 31, 2017 were $60,053,425.

For the year ended December 31, 2016, the weighted average effective interest rate under the Original Facility was approximately 3.2% (approximately 3.7% including commitment fees and other loan fees). The average borrowings under the Original Facility for the year ended December 31, 2016 were $106,601,093.

For the year ended December 31, 2015, the weighted average effective interest rate under the Original Facility was approximately 2.9% (approximately 3.5% including commitment fees and other loan fees). The average borrowings under the Original Facility for the year ended December 31, 2015 were $102,800,824.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility and Original Facility for the years ended December 31, 2017, 2016, and 2015:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Interest expense	$2,247,048	$3,383,572	$2,962,885
Loan fee amortization	416,612	471,501	473,398
Commitment fees on unused portion	311,174	66,787	87,052
Administration fees	39,282	52,335	48,605
Total interest and financing expenses	$3,014,116	$3,974,195	$3,571,940
Loss on extinguishment of debt	113,993	—	—
Cash paid for interest and unused fees	$2,476,340	$3,423,226	$3,096,966

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of December 31, 2017 and December 31, 2016, the SBIC subsidiary had $67,500,000 and $38,000,000, respectively, in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 10 — SBA-GUARANTEED DEBENTURES  – (continued)

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $135,000,000 more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $161,992,327 and $104,622,902 in assets at December 31, 2017 and December 31, 2016, respectively, which accounted for approximately 40.4% and 27.5% of our total consolidated assets at December 31, 2017 and December 31, 2016, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of December 31, 2017 and December 31, 2016, the SBIC subsidiary had $90,000,000 and $65,000,000, respectively, of SBA-guaranteed debentures outstanding, which mature ten years from issuance. The first maturity related to the SBIC-guaranteed debentures does not occur until 2025, and the remaining weighted average duration of all of our outstanding SBA-guaranteed debentures is approximately 8.5 years as of December 31, 2017.

As of December 31, 2017 and December 31, 2016, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2017 and December 31, 2016 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of December 31, 2017, the Company has incurred $3,082,500 since receiving our license in 2014 in financing costs related to SBA-guaranteed debentures. As of December 31, 2017 and December 31, 2016, $2,181,187 and $1,657,964 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	December 31, 2017	December 31, 2016
SBA-guaranteed debentures payable	$90,000,000	$65,000,000
Prepaid loan fees	2,181,187	1,657,964
SBA-guaranteed debentures, net of prepaid loan fees	$87,818,813	$63,342,036

For the year ended December 31, 2017, the weighted average effective interest rate for the SBA-guaranteed debentures was approximately 3.1% (approximately 3.6% including loan fees). The average borrowings of SBA-guaranteed debentures for the year ended December 31, 2017 were $67,328,767.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 10 — SBA-GUARANTEED DEBENTURES  – (continued)

The following table summarizes the interest expenses incurred and paid on the SBA-guaranteed debentures for the years ended December 31, 2017, 2016, and 2015:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Interest expense	$2,067,308	$1,877,017	$560,031
Debenture fee amortization	333,027	326,191	204,980
Total interest and financing expenses	$2,400,335	$2,203,208	$765,011
Cash paid for interest	$2,019,095	$1,500,528	$289,018

NOTE 11 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “2019 Notes”) due April 30, 2019. On August 21, 2017, the Company caused notices to be issued to the holders of its 2019 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2019 Notes, pursuant to Section 1101 of the Base Indenture dated as of May 5, 2014, between the Company and U.S. Bank National Association, as trustee, and Section 1.01(h)(i) of the First Supplemental Indenture dated as of May 5, 2014. The Company redeemed all $25,000,000 in aggregate principal amount of the 2019 Notes on September 20, 2017. The 2019 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on the extinguishment of debt of $302,732 for the year ended December 31, 2017, due to the write off of the remaining deferred financing costs on the 2019 Notes.

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the years ended December 31, 2017, 2016 and 2015:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Interest expense	$1,169,097	$1,625,000	$1,625,000
Deferred financing costs	131,377	184,933	209,703
Administration fees	5,000	4,850	5,361
Total interest and financing expenses	$1,305,474	$1,814,783	$1,840,064
Loss on extinguishment of debt	302,732	—	—
Cash paid for interest	$1,376,736	$1,625,000	$1,625,000

On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 15, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning December 15, 2017.

The Company used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of December 31, 2017 and 2016, the aggregate carrying amount of all Notes was $48,875,000 and $25,000,000. If the Company had adopted the fair value option under ASC 825, the fair value of the Notes would be approximately $49,520,150 and $25,200,000, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 11 — NOTES  – (continued)

“SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1,688,961 of fees which are being amortized over the term of the 2022 Notes, of which $1,568,512 remains to be amortized as of December 31, 2017. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2017, 2016 and 2015:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Interest expense	$1,014,835	$—	$—
Deferred financing costs	118,066	—	—
Administration fees	2,383	—	—
Total interest and financing expenses	$1,135,284	$—	$—
Cash paid for interest	$889,932	$—	$—

The following is a summary of the Notes Payable, net of deferred financing costs:

	December 31, 2017	December 31, 2016
Notes payable	$48,875,000	$25,000,000
Deferred financing costs	1,568,512	434,109
Notes payable, net of deferred financing costs	$47,306,488	$24,565,891

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the results of operations for the years ended December 31, 2017, 2016, and 2015. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2017
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$9,863,980	$10,394,365	$9,978,345	$9,411,503
Net Investment Income	$4,143,627	$4,938,459	$4,475,952	$4,412,722
Net Increase in Net Assets from Operations	$6,024,752	$6,044,766	$5,636,598	$4,907,141
Total Investment Income per share(1)	$0.79	$0.68	$0.64	$0.59
Net Investment Income per share(1)	$0.33	$0.32	$0.29	$0.28
Net Increase in Net Assets from Operations per share(1)	$0.48	$0.39	$0.36	$0.31

	2016
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$9,467,833	$9,623,169	$10,202,753	$10,196,442
Net Investment Income	$4,099,290	$3,945,102	$4,608,743	$4,659,066
Net Increase in Net Assets from operations	$2,523,849	$5,029,920	$9,927,466	$5,717,827
Total Investment Income per share(1)	$0.76	$0.77	$0.82	$0.82
Net Investment Income per share(1)	$0.33	$0.32	$0.37	$0.37
Net Increase in Net Assets from Operations per share(1)	$0.20	$0.41	$0.80	$0.45

	2015
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$8,714,091	$8,690,462	$8,602,813	$9,151,193
Net Investment Income	$3,843,415	$3,995,487	$3,819,631	$4,888,595
Net Increase in Net Assets from Operations	5,393,374	$4,000,993	$(624,337)	$(1,099,494)
Total Investment Income per share(1)	$0.70	$0.70	$0.69	$0.73
Net Investment Income per share(1)	$0.31	$0.32	$0.31	$0.39
Net Increase in Net Assets from Operations per share(1)	$0.43	$0.32	$(0.05)	$(0.09)

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

NOTE 13 — INCOME TAXES

As of December 31, 2017 and December 31, 2016, the Company had $394,559 and $1,307,452, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $723,753 and $0 for the periods ended December 31, 2017 and December 31, 2016, respectively. All of the undistributed ordinary income as of December 31, 2017 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2017. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $42,402 and $22,663 of U.S. federal excise tax for the years ended December 31, 2017 and December 31, 2016, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 13 — INCOME TAXES  – (continued)

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
Ordinary income	$17,823,305	$16,968,350
Qualified dividends	1,500,000	—
Distributions of long-term capital gains(2)	1,000,000	—
Total distributions accrued or paid to common stockholders	$20,323,305	$16,968,350

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $1,000,000 as of December 31, 2017 differs from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain long-term capital gains were recognized in Taxable Subsidiaries. The qualified dividend amount equal to $1,500,000 is derived from a long-term capital gain transaction and represents a cash distribution from the Taxable Subsidiary to the Company. Additional differences arise because certain prepayment gains are characterized differently for tax reporting purposes.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2017, 2016 and 2015.

	December 31, 2017	December 31, 2016	December 31, 2015
Net increase in net assets resulting from operations (includes NII, Realized Gain/(Loss), Unrealized Gain/(Loss) and Taxes)	$22,613,257	$23,199,062	$7,670,536
Net change in net unrealized appreciation (depreciation)	22,072	(18,603,401)	9,204,717
Income tax provision (benefit)	(8,593)	(373,131)	93,601
Pre-tax (income) expense, (gain) loss reported at Taxable Subsidiaries, not consolidated for tax purposes	(4,721,039)	13,451,549	—
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	1,835,779	583,041	(73,772)
Estimated taxable income	$19,741,476	$18,257,120	$16,895,082
Taxable income earned in prior year and carried forward for distribution in current year	(106,530)	(1,395,300)	(1,321,498)
Taxable income earned prior to period end and carried forward for distribution next period	(1,118,312)	(1,307,452)	(18,682)
Dividend payable as of period end and paid in following period	1,806,671	1,413,982	1,413,982
Total distributions accrued or paid to common stockholders	$20,323,305	$16,968,350	$16,968,884

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 13 — INCOME TAXES  – (continued)

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2017 and December 31, 2016 were as follows:

	2017	2016
Aggregate cost of portfolio securities for federal income tax purposes	$368,453,206	$362,217,251
Gross unrealized appreciation of portfolio company securities	10,263,285	7,011,949
Gross unrealized depreciation of portfolio company securities	(6,876,717)	(3,603,309)
Net unrealized appreciation (depreciation) of portfolio company securities, before tax	$3,386,568	$3,408,640

As of December 31, 2017, the Taxable Subsidiaries had generated unrealized losses in investments, net operating loss (“NOL”) carryovers and capital loss carryovers creating a net deferred tax asset equal to $1,567,062, as reflected below. Due to the nature of the Taxable Subsidiaries’ holdings, a valuation allowance was established when management determined it is more likely than not that some of the deferred tax assets will not be realized prior to expiration. Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of $1,567,062. The deferred tax asset and deferred tax liability amounts, before valuation allowance, reflected below, take into account the reduction in corporate income tax rate from 35% to 21% as enacted by the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). Before the effect of Tax Reform, the ending net deferred tax asset would have been approximately $2,612,000, compared to the reflected ending net deferred tax asset of $1,567,062, before valuation allowance. Therefore the reduction in corporate tax rates had the effect of reducing the Taxable Subsidiaries’ net deferred tax asset by approximately $1,045,000. This reduction also resulted in a reduction in the required valuation allowance in an equal amount, resulting in $0 net change in tax expense arising as a result of the Tax Reform rate reduction.

	2017	2016
Deferred Tax Asset	$2,779,563	$4,529,046
Deferred Tax Liability	$(1,212,501)	$(392,922)
Total Deferred Tax Asset (Liability) before Valuation Allowance	1,567,062	4,136,124
Deferred Tax Valuation Allowance	$(1,567,062)	$(4,144,717)
Net Deferred Tax Asset (Liability)	$0	$(8,593)

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2014, 2015 and 2016 federal income tax and excise tax returns for the Company remain subject to examination by the Internal Revenue Service.

NOTE 14 — SUBSEQUENT EVENTS

Investment Portfolio

On January 2, 2018, the Company invested $10.0 million in the second lien term loan of ICD Intermediate Holdco 2, LLC, a financial company which connects corporate treasury departments with money market and short duration bond funds. Additionally, the Company invested $0.5 million in the equity of the company.

On January 26, 2018, the Company made an additional investment of $7.1 million in the first lien term loan of BW DME Acquisition LLC, (StateServ Medical, LLC).

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 14 — SUBSEQUENT EVENTS  – (continued)

On January 30, 2018, the Company received a dividend of $1.35 million from MTC Parent, L.P. (Millennium Trust).

On January 31, 2018, the Company invested $11.0 million in the first lien term loan of Price for Profit, LLC, an advisory services and specialized technology platform services company. We also committed to fund a $1.5 million revolver. Additionally, the Company invested $0.8 million in the equity of the company.

On January 31, 2018, the Company made an additional investment of $3.2 million in the first lien term loan of Energy Labs Inc.

On February 5, 2018, the Company invested $20.5 million in the first lien term loan of Fast Growing Trees, LLC, an online provider of hybrid trees and plants. We also committed to fund a $1.0 million revolver. Additionally, the Company invested $1.0 million in the equity of the company.

On February 6, 2018, the Company made an additional investment of $8.3 million in the first lien debt of Furniture Factory Holdings, LLC.

Credit Facility

The outstanding balance under the Credit Facility as of March 2, 2018 was $83.1 million.

SBIC Subsidiary

On January 2, 2018, the Company contributed $7.5 million to the SBIC Subsidiary, bringing total contributed capital to $75 million.

Dividend Redistribution Investment Program (DRIP)

Since December 31, 2017, the Company has issued 7,932 shares through the DRIP.

Dividend Declared

On January 11, 2018, the Company’s board of directors declared a regular monthly dividend for each of January 2018, February 2018 and March 2018 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/11/2018	1/30/2018	1/31/2018	2/15/2018	$0.1133
1/11/2018	2/27/2018	2/28/2018	3/15/2018	$0.1133
1/11/2018	3/28/2018	3/29/2018	4/13/2018	$0.1133

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stellus Capital Investment Corporation

Opinion on financial statement schedule

We have issued our reports dated March 6, 2018, with respect to the consolidated financial statements and internal control over financial reporting included in the Annual Report of Stellus Capital Investment Corporation on Form 10-K for the year ended December 31, 2017. We consent to the incorporation by reference of said reports in the Registration Statement of Stellus Capital Investment Corporation on Form N-2 (File No. 333-216138)

/s/ GRANT THORNTON LLP

Dallas, Texas
March 6, 2018

Schedule 12-14

STELLUS CAPITAL INVESTMENT CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2017
(dollars in thousands)

Company	Investment(1)	December 31, 2016 Fair Value	Amount of Realized Gain / (Loss)	Amount of Unrealized Gain / (Loss)	Amount of Interest, Fees or Dividends Credit to Income(2)	Gross Additions(3)	Gross Reductions(4)	December 31, 2017 Fair Value
Non-controlled Investments
Affiliate investments
Glori Energy Production Inc.(5)	LIBOR Plus 10.0%	$864	$(760)	$—	$—	$—	$1,010	$—
	Class A Common Units	$—	$—	$(62)	$—	$188	$—	$990
Other
Amounts related to investments transferred to or from other 1940 Act Classification during the period			$(760)	$(62)	$—	$188	$1,010	$990
Total Non-Control / Non-Affiliate investments			$5,416	$40	$—
Total Portfolio			$4,656	$(22)	$—

This schedule should be read in conjunction with Stellus’s consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)	The principal amount, the ownership detail for equity investments accrual status is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	On February 1, 2017, the Company’s first lien term in Glori Energy Production, Inc. was converted to a non-controlled, affiliated equity position.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.

(c) Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm Grant Thornton, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is set forth above under the heading “Reports of Independent Registered Public Accounting Firm” in Item 8.

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act).

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).
4.3	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated May 5, 2014, (Incorporated by reference to Exhibit (d)(8) to the Registrant’s Registration Statement on From N-2 (File No. 333-189938), filed on May 2, 2014).
4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, date August 21, 2017, (Incorporated by reference on exhibit (d)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-216138), filed on August 23, 2017).
4.5	Form of Global Note with respect to the 6.50% Note due 2019 (Incorporated by reference to Exhibit 4.3).
4.6	Form of Global Note with respect to the 5.75% Note due 2022 (Incorporated by reference to Exhibit 4.4).
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custody Agreement between Registrant and ZB, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 7, 2017).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.7	Form of Purchase Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.8	Form of Senior Secured Revolving Credit Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.9	Form of Guarantee and Security Agreement among the Registrant and SunTrust Bank (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).

10.12	Form of Letter Agreement between the Registrant, D.E. Shaw Direct Capital Portfolios, L.L.C. and DC Funding SPV, L.L.C. (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on November 7, 2012).
10.13	Commitment Increase Letter Agreement between Registrant, Cadence Bank, N.A., State Street Bank and Trust Company, Amegy Bank, N.A. and SunTrust Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on July 30, 2013).
10.14	Form of Senior Secured Revolving Credit Agreement, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to the Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No 814-00971), filed on October 13, 2017).
10.15	Form of Guarantee and Security Agreement, the Registrant, ZB, N.A., dba Amegy Bank, as administrative agent, and ZB, N.A. dba Amegy Bank, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on October 13, 2017).
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).

21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organizations:
Stellus Capital SBIC, LP — Delaware
SKP Blocker I, Inc. — Delaware
ERC Blocker, Inc. — Delaware SCIC-Consolidated Blocker 1, Inc. — Delaware
SCIC-CC Blocker 1, Inc. — Delaware SCIC-APE Blocker 1, Inc. — Delaware
SCIC-Hollandar Blocker 1, Inc. — Delaware
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

STELLUS CAPITAL INVESTMENT CORPORATION
Date: March 6, 2018	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 6, 2018	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 6, 2018	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 6, 2018	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 6, 2018	/s/ Joshua T. Davis Joshua T. Davis Director
Date: March 6, 2018	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 6, 2018	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 6, 2018	/s/ Paul Keglevic Paul Keglevic Director
Date: March 6, 2018	/s/ William C. Repko William C. Repko Director