Form 10-Q
period 2018-03-31
Stellus Capital Investment Corp
filed 2018-05-08
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
(do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 4, 2018 was 15,953,810.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31,
	2018	December 31,
	(unaudited)	2017
ASSETS
Non-controlled, affiliated investments, at fair value
(amortized cost of $135,519 and $1,052,185, respectively)	$140,000	$990,000
Non-controlled, non-affiliated investments, at fair value
(amortized cost of $426,244,352 and $367,401,021, respectively)	431,159,720	370,849,772
Cash and cash equivalents	45,494,363	25,110,718
Receivable for sales and repayments of investments	26,891	26,891
Interest receivable	3,787,060	2,922,204
Other receivables	37,647	—
Prepaid expenses	298,186	361,270
Total Assets	$480,943,867	$400,260,855

LIABILITIES
Notes payable	$47,389,684	$47,306,488
Credit facility payable	116,948,703	39,332,479
SBA-guaranteed debentures	87,919,481	87,818,813
Dividends payable	1,807,570	1,806,671
Management fees payable	1,575,366	1,621,592
Incentive fees payable	1,164,735	371,647
Interest payable	683,980	1,021,173
Unearned revenue	175,989	139,304
Administrative services payable	361,727	327,033
Other accrued expenses and liabilities	653,500	268,413
Total Liabilities	$258,680,735	$180,013,613
Commitments and contingencies (Note 7)
Net Assets	$222,263,132	$220,247,242
NET ASSETS
Common Stock, par value $0.001 per share (200,000,000 and 100,000,000 shares authorized; 15,953,810 and 15,945,879 shares issued and outstanding, respectively)	$15,954	$15,946
Paid-in capital	228,161,215	228,066,762
Accumulated net realized loss from investments, net of cumulative dividends of $4,246,819 for both periods	(9,450,971)	(10,786,240)
Distributions in excess of net investment income	(1,382,915)	(435,794)
Net Unrealized appreciation on investments and cash equivalents, net of provision for taxes of $0 for both periods	4,919,849	3,386,568
Net Assets	$222,263,132	$220,247,242
Total Liabilities and Net Assets	$480,943,867	$400,260,855
Net Asset Value Per Share	$13.93	$13.81

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2018	2017
INVESTMENT INCOME
Interest income	$10,730,748	$9,476,252
Other income	181,033	387,728
Total Investment Income	$10,911,781	$9,863,980
OPERATING EXPENSES
Management fees	$1,748,896	$1,564,528
Valuation fees	134,410	166,089
Administrative services expenses	351,229	309,098
Incentive fees	968,826	1,021,227
Professional fees	469,138	227,677
Directors’ fees	92,000	92,000
Insurance expense	85,697	109,252
Interest expense and other fees	2,464,980	2,068,630
Other general and administrative expenses	121,226	161,852
Total Operating Expenses	$6,436,402	$5,720,353
Net Investment Income	$4,475,379	$4,143,627
Net Realized Gain (Loss) on Investments and Cash Equivalents	$1,335,269	$(712,051)
Net Change in Unrealized Appreciation on Investments and Cash Equivalents	$1,533,281	$2,584,583
Benefit for taxes on unrealized gain on investments	$—	$8,593
Net Increase in Net Assets Resulting from Operations	$7,343,929	$6,024,752
Net Investment Income Per Share	$0.28	$0.33
Net Increase in Net Assets Resulting from Operations Per Share	$0.46	$0.48
Weighted Average Shares of Common Stock Outstanding	15,952,841	12,479,957
Distributions Per Share	$0.34	$0.34

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2018	2017
Increase in Net Assets Resulting from Operations
Net investment income	$4,475,379	$4,143,627
Net realized gain/(loss) on investments and cash equivalents	1,335,269	(712,051)
Net change in unrealized appreciation on investments and cash equivalents	1,533,281	2,584,583
Benefit for taxes on unrealized appreciation on investments	—	8,593
Net Increase in Net Assets Resulting from Operations	$7,343,929	$6,024,752

Stockholder distributions from
Net investment income	(5,422,500)	(4,241,903)
Total Distributions	$(5,422,500)	$(4,241,903)

Capital share transactions
Issuance of common stock	94,788	—
Partial Share Redemption	(327)	—
Net increase in net assets resulting from capital share transactions	$94,461	$—
Total increase in net assets	$2,015,890	$1,782,849
Net assets at beginning of period	$220,247,242	$170,881,785
Net assets at end of period (includes $1,382,915 and $435,794 of distributions in excess of net investment income, respectively)	$222,263,132	$172,664,634

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net Increase in net assets resulting from operations	$7,343,929	$6,024,752
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(71,713,787)	(23,151,902)
Proceeds from sales and repayments of investments	15,618,134	39,279,309
Net change in unrealized appreciation on investments	(1,533,281)	(2,584,583)
Deferred tax benefit	—	(8,593)
Increase in investments due to PIK	(152,006)	(82,119)
Amortization of premium and accretion of discount, net	(343,739)	(267,611)
Amortization of loan structure fees	66,224	122,908
Amortization of deferred financing costs	83,196	46,669
Amortization of loan fees on SBA-guaranteed debentures	100,668	80,211
Net realized loss (gain) on investments	(1,335,269)	712,051
Changes in other assets and liabilities
Decrease (increase) in interest receivable	(864,856)	329,975
Increase in other receivable	(37,647)	(7,294)
Decrease (increase) in prepaid expenses	63,084	(62)
Decrease in management fees payable	(46,226)	(43,767)
Increase (decrease) in incentive fees payable	793,088	(129,650)
Increase in administrative services payable	34,694	31,358
Decrease in interest payable	(337,193)	(550,338)
Increase (decrease) in unearned revenue	36,685	(1,786)
Increase in dividend payable	899	—
Increase in other accrued expenses and liabilities	385,087	318,964
Net cash provided by (used in) operating activities	$(51,838,316)	$20,118,492
Cash flows from financing activities
Proceeds from the issuance of common stock	—	—
Offering costs paid for common stock issued	—	(81,813)
Stockholder distributions paid	(5,327,712)	(4,241,903)
Borrowings under credit facility	86,550,000	9,000,000
Repayments of credit facility	(9,000,000)	(22,500,000)
Partial Share Redemption	(327)	—
Net cash provided by (used in) financing activities	$72,221,961	$(17,823,716)
Net increase in cash and cash equivalents	$20,383,645	$2,294,776
Cash and cash equivalents balance at beginning of period	25,110,718	9,194,129
Cash and cash equivalents balance at end of period	$45,494,363	$11,488,905
Supplemental and non-cash financing activities
Interest expense paid	2,512,086	2,369,181
Excise tax paid	27,717	37,648
Shares issued pursuant to Dividend Reinvestment Plan	94,788	—
Conversion from debt to equity	—	864,101

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	135,519	140,000	0.06%
Subtotal Non-controlled, affiliated investments											135,518	140,000	0.06%

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	1.00%	12.80%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,277,775	$5,250,000	2.36%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	130,000	0.06%
Total											5,652,775	5,380,000	2.42%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	766 shares	766	769	0.00%
Preferred Units	(4)	Equity								766 shares	765,676	769,231	0.35%
Total							10/30/2015				766,442	770,000	0.35%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	916,490	0.41%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	2,703,510	1.22%
Total											1,004,250	3,620,000	1.63%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	L+6.25%	1.00%	8.13%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$6,462,500	6,405,939	6,462,500	2.91%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	500,000	570,000	0.26%
Total											6,905,939	7,032,500	3.17%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	12.30%		3/27/2017	9/27/2022	FIRE: Insurance	$5,000,000	4,913,835	5,000,000	2.25%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	510,000	0.23%
Total											5,413,835	5,510,000	2.48%
Binder & Binder National Social Security Disability Advocates, LLC	(8)								Hauppauge, NY
Residual claim from Term Loan	(4)	Unsecured					11/7/2012		Services: Consumer	$100,000	100,000	100,000	0.04%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(12)(13)	First Lien	L+6.00%	1.00%	10.03%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,232,009	16,610,000	7.47%
BW DME Holdings, LLC Class A Preferred Units	(4)	Equity					8/24/2017			1,937,261 shares	1,937,261	2,180,000	0.98%
Total											18,169,270	18,790,000	8.45%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	10.07%		12/23/2015	12/31/2020	Automotive	$98,746	97,546	98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	10.07%		12/23/2015	12/31/2020		$7,702,191	7,608,556	7,702,191	3.47%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/23/2015			149,828 shares	149,828	210,000	0.09%
Total											7,855,930	8,010,937	3.60%
Catapult Learning, LLC et al									Camden, NJ
Term Loan	(12)(13)	First Lien	L+6.50%	1.00%	9.69%		8/6/2015	7/16/2020	Education	$12,171,053	12,107,195	12,171,053	5.48%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	497,388	470,000	0.21%
Total													%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	L+8.75%	1.00%	10.51%		10/27/2017	4/27/2025	Services: Business	$13,750,000	13,485,438	13,480,000	6.06%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	424,510	0.19%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	55,491	0.02%
Total											13,985,439	13,960,001	6.27%
Dream II Holdings, LLC									Boca Raton, FL
Class A Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	380,000	0.17%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Empirix Inc.									Billerica, MA
Term Loan	(12)	Second Lien	L+9.50%	1.00%	11.25%		11/1/2013	5/1/2020	Software	$11,657,850	11,564,571	11,657,850	5.25%
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.50%	1.00%	11.25%		11/1/2013	5/1/2020		$9,750,000	9,670,117	9,750,000	4.39%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013			1,304 shares	1,304,232	772,200	0.35%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	7,800	0.00%
Total											22,552,094	22,187,850	9.99%
Energy Labs Inc.									Houston, TX
Term Loan (SBIC)	(2)(12)(13)	First Lien	L+7.00%	0.50%	12.16%		9/29/2016	9/29/2021	Energy: Oil & Gas	$8,548,387	8,405,123	8,548,387	3.85%
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016			500 shares	500,000	380,000	0.17%
Total											8,905,123	8,928,387	4.02%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	L+8.25%	0.75%	9.92%		12/30/2014	12/30/2019	Hotel, Gaming, & Leisure	$3,150,812	3,124,893	3,150,812	1.42%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014			118 shares	117,670	243,750	0.11%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	3,017	6,250	0.00%
Total											3,245,580	3,400,812	1.53
Fast Growing Trees, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	L+7.75%	1.00%	9.54%		2/5/2018	02/05/23	Retail	$20,500,000	20,100,842	20,090,000	9.04%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	1,000,000	0.45%
Total											21,100,842	21,090,000	9.49%
Fumigation Holdings, Inc.									Liberty, MO
Class A Common Stock	(4)	Equity					6/30/2015		Chemicals, Plastics, & Rubber	250 shares	0	300,000	0.13%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	11.30%		6/10/2016	6/10/2021	Consumer Goods: Durable	$15,405,284	15,147,399	15,405,284	6.93%
Furniture Factory Holdings, LLC Term Loan	(11)	Unsecured	11.00%				6/10/2016	2/3/2021		$122,823	122,823	122,823	0.06%
Sun Furniture Factory, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	150,000	0.07%
Total											15,364,791	15,678,107	7.06%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	L+10.25%	1.00%	12.55%		2/6/2015	1/30/2022	Education	$5,000,000	4,936,044	5,000,000	2.25%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(12)(13)	First Lien	L+7.25%	0.50%	12.53%		7/15/2016	7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,330,576	1,350,000	0.61%
Term Loan (SBIC)	(2)(12)(13)	First Lien	L+7.25%	0.50%	12.53%		7/15/2016	7/15/2021		$1,200,000	1,182,734	1,200,000	0.54%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity					7/15/2016			159 shares	159,375	170,000	0.08%
Good Source Holdings, LLC Class B Common Units	(4)	Equity					7/15/2016			4,482 shares	0	0	0.00%
Total											2,672,685	2,720,000	1.23%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(12)	First Lien	L+7.00%	1.50%	8.84%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,750,000	4,750,000	4,180,000	1.88%
Term Loan	(15)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,092,160	900,000	0.40%
Total											8,842,160	5,080,000	2.28%
Hostway Corporation									Chicago, IL
Term Loan	(12)	Second Lien	L+4.25%	1.25%	6.13%		12/27/2013	12/13/2020	High Tech Industries	$6,750,000	6,685,113	6,010,000	2.70%
J.R. Watkins, LLC	(9)								San Francisco, CA
Term Loan (SBIC)	(2)(12)	First Lien	L+6.50%	1.25%	8.80%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,468,750	12,229,561	12,220,000	5.50%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,000 shares	1,000,000	1,000,000	0.45%
Total											13,229,561	13,220,000	5.95%
ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.00%	1.00%	11.30%		1/1/2018	7/1/2024	Finance	$10,000,000	9,805,457	9,800,000	4.41%
ICD Holdings, LLC, Class A Preferred	(4)	Equity					1/1/2018			9,962 shares	500,000	500,000	0.22%
Total											10,305,457	10,300,000	4.63%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan	(12)(13)	First Lien	L+7.50%	1.00%	10.54%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,555,000	9,560,000	4.30%
Keais Records Service, LLC									Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	12.80%		6/30/2016	6/30/2022	Services: Business	$7,750,000	7,642,494	7,750,000	3.49%
Keais Holdings, LLC Class A Units	(4)	Equity					6/30/2016			148,335 units	748,239	700,000	0.31%
Total											8,390,733	8,450,000	3.80%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,338,418	9,192,061	9,100,000	4.09%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	L+8.25%	1.25%	10.55%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,791,312	6,841,739	3.08%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	9.88%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,843,750	4,806,241	4,843,750	2.18%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	67,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	603,000	0.27%
Total											5,306,241	5,513,750	2.48%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	L+9.50%	1.00%	11.80%		10/16/2017	4/16/2024	Software	$12,500,000	12,261,274	12,380,000	5.57%
MBS Holdings, Inc.									Birmingham, AL
Series E Preferred Stock	(4)	Equity					3/10/2014		Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	2,734,772	1.23%
Series F Preferred Stock	(4)	Equity					3/10/2014			399,308 shares	206,682	565,228	0.25%
Total											1,206,682	3,300,000	1.48%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	12.55%		11/1/2016	5/1/2022	Software	$9,000,000	8,856,059	9,000,000	4.05%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	750,000	1,000,000	0.45%
Total											9,606,059	10,000,000	4.50%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
MTC Parent, L.P.									Oak Brook, IL
Class A-2 Common Units	(4)	Equity					12/1/2015		Finance	750,000 shares	0	1,670,000	0.75%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,852,196	9,850,000	4.43%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	340,000	0.15%
Total											10,352,196	10,190,000	4.58%
OGS Holdings, Inc.									Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity					4/22/2014		Services: Government	11,521 shares	50,001	100,000	0.04%
Price for Profit, LLC	(17)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	L+6.50%	1.00%	8.80%		1/31/2018	1/31/2023	Services: Business	$11,000,000	10,786,010	10,780,000	4.85%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	750,000	0.34%
Total											11,536,010	11,530,000	5.19%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	L+9.75%	1.00%	10.06%	2.00%	8/30/2017	10/30/2020	Services: Consumer	$17,705,875	17,339,275	17,530,000	7.89%
Refac Optical Group, et al									Blackwood, NJ
Revolver	(10)(12)	First Lien	L+8.00%		9.88%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.40%
Term A Loan	(12)	First Lien	L+8.00%		9.88%		11/7/2012	9/30/2018		$825,767	825,767	825,767	0.37%
Term B Loan	(6)(12)	First Lien	L+10.75%		10.88%	1.75%	11/7/2012	9/30/2018		$6,482,871	6,482,871	6,482,871	2.92%
Total											8,188,638	8,188,638	3.69
Resolute Industrial, LLC	(14)								Wheeling, IL
Term Loan	(12)	First Lien	L+7.62%	1.00%	9.31%		7/26/2017	7/26/2022	Capital Equipment	$3,797,222	3,738,154	3,780,000	1.70%
Term Loan (SBIC)	(2)(12)	First Lien	L+7.62%	1.00%	9.31%		7/26/2017	7/26/2022		$13,290,278	13,083,499	13,220,000	5.95%
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity					7/26/2017			601 units	750,000	900,000	0.40%
Total											17,571,653	17,900,000	8.05%
Roberts-Gordon, LLC									Buffalo, NY
Term Loan	(12)	Second Lien	L+10.00%	1.00%	12.30%		6/30/2017	1/1/2022	Construction & Building	$7,200,000	7,074,687	7,160,000	3.22%
Specified Air Solutions, LLC Class A Common Unites	(4)	Equity					6/30/2017			3,846 shares	500,045	430,000	0.19%
Total											7,574,732	7,590,000	3.41%
Sitel Worldwide Corporation									Nashville, TN
Term Loan	(12)	Second Lien	L+9.50	1.00%	11.25%		9/24/2015	9/18/2022	High Tech Industries	$10,000,000	9,854,786	10,000,000	4.50%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2019	Finance	$19,500,000	19,413,984	19,310,000	8.69%
Skopos Financial Group, LLC Series A Common Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	730,000	0.33%
Total											20,576,528	20,040,000	9.02%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
SPM Capital, LLC									Bloomington, MN
Term Loan	(12)	First Lien	L+6.50	1.50%	8.38%		12/10/2012	10/31/2018	Healthcare & Pharmaceuticals	$5,130,946	5,130,946	5,130,946	2.31%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+6.50	1.00%	8.81%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,961,500	14,884,999	14,880,000	6.69%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			3,598 shares	156,001	257,043	0.12%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	102,957	0.05%
Total											15,103,485	15,240,000	6.86%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(12)(13)	First Lien	L+6.50%	1.00%	9.30%		8/16/2017	8/16/2022	High Tech Industries	$20,000,000	19,549,367	19,800,000	8.91%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,274,450	6,320,000	2.84%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	360,000	0.16%
Total											6,774,450	6,680,000	3.00%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.75%	0.50%	13.05%		10/20/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,780,283	5,875,000	2.64%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/20/2016			250,000 shares	250,000	510,000	0.23%
Total											6,030,283	6,385,000	2.87%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	L+10.50%	1.00%	12.17%		6/8/2015	6/8/2020	Finance	$4,500,000	4,477,246	4,500,000	2.02%
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015			441 units	441,000	420,000	0.19%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			50 Units	50,000	100,000	0.04
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,000	0.00%
Total											4,977,246	5,030,000	2.25%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
VRI Intermediate Holdings, LLC et al									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.25%	1.00%	11.55%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,857,928	8,910,000	4.01%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	550,000	0.25%
Total											9,357,928	9,460,000	4.26%
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)	Unsecured	L+11.00%	1.00%	13.30%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,235,911	880,000	0.40%
WCI Holdings LLC Class A Preferred Units	(4)	Equity					6/30/2016			56 units	55,550	0	0.00%
WCI Holdings LLC Class B Common Units	(4)	Equity					6/30/2016			3,044 units	3,044	0	0.00%
Total											1,294,505	880,000	0.40%
Zemax, LLC									Redmond, WA
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.88%		10/23/2014	4/23/2020	Software	$1,900,000	1,882,745	1,900,000	0.85%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity					10/23/2014			24,500 units	5,000	13,200	0.01%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity					10/23/2014			5,000 shares	245,000	646,800	0.29%
Total											2,132,745	2,560,000	1.15%

Total Non-controlled, non-affiliated investments											426,244,352	431,159,720	193.99%
Net Investments											426,379,871	431,299,720	194.05%
LIABILITIES IN EXCESS OF OTHER ASSETS												(209,036,588)	(94.05)%
NET ASSETS												222,263,132	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2018

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC subsidiary, which include $12,433,557 of cash and $196,848,571 of investments (at par) are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.

(3)	These loans have LIBOR or Euro Floors that are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 86% of the Company’s total assets as of March 31, 2018.

(6)	Represents a PIK security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	In the fourth quarter of 2016, Binder & Binder National Social Security Disability, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s fair value has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time, the Company does not expect to receive any additional repayment other than the court awarded amount.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 6.50% and a maturity of December 22, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.

(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn commitment in an amount not to exceed $5,750,000, with an interest rate of LIBOR plus 7.62% and a maturity of July 26, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since November 1, 2017.

(16)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(17)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 6.50% and a maturity of January 31, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	$1,052,185	$990,000	0.45%
Subtotal Non-controlled, affiliated investments											1,052,185	990,000	0.45%
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	1.00%	12.20%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	5,272,397	5,220,000	2.37%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	180,000	0.08%
Total											5,647,397	5,400,000	2.45%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	766 shares	766	579	0.00%
Preferred Units	(4)	Equity					10/30/2015			766 shares	765,676	579,421	0.26%
Total											766,442	580,000	0.26%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	820,284	0.37%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	2,419,714	1.10%
Total											1,004,250	3,239,998	1.47%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	L+6.25%	1.00%	7.94%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$6,879,167	6,816,044	6,879,167	3.12%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	500,000	620,000	0.28%
Total											7,316,044	7,499,167	3.40%
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.70%		3/27/2017	9/27/2022	Insurance	$5,000,000	4,910,226	5,000,000	2.27%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	500,000	0.23%
Total											5,410,226	5,500,000	2.50%
Binder & Binder National Social Security Disability Advocates, LLC	(8)								Hauppauge, NY
Residual claim from Term Loan	(4)	Unsecured					11/7/2012		Services: Consumer	$400,000	400,000	380,000	0.17%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(12)(13)	First Lien	L+6.00%	1.00%	9.43%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$9,550,000	9,281,016	9,310,000	4.23%
BW DME Holdings, LLC Class A Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,110,000	0.50%
Total											10,281,016	10,420,000	4.73%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	L+8.50%	0.50%	9.74%		12/23/2015	12/31/2020	Automotive	$98,746	$97,451	$98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	L+8.50%	0.50%	9.74%		12/23/2015	12/31/2020		$7,702,191	7,601,191	7,700,000	3.50%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/23/2015			149,828 shares	149,828	260,000	0.12%
Total											7,848,470	8,058,746	3.66%
Catapult Learning, LLC et al									Camden, NJ
Term Loan	(13)	First Lien	L+6.50%	1.00%	9.30%		8/6/2015	7/16/2020	Education	$12,335,526	12,264,670	12,335,526	5.60%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	497,388	470,000	0.21%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	L+8.75%	1.00%	10.12%		10/27/2017	4/27/2025	Services: Business	$13,750,000	13,479,122	13,480,000	6.12%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	442,197	0.20%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	57,804	0.03%
Total											13,979,123	13,980,001	6.35%
Douglas Products & Packaging Company, LLC									Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.50%	0.50%	12.20%		6/30/2015	12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,902,087	9,000,000	4.09%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity					6/30/2015			250 shares	250,000	530,000	0.24%
Total											9,152,087	9,530,000	4.33%
Dream II Holdings, LLC									Boca Raton, FL
Class A Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	420,000	0.19%
Empirix Inc.									Billerica, MA
Term Loan	(12)	Second Lien	L+9.50%	1.00%	10.88%		11/1/2013	5/1/2020	Software	$11,657,850	11,554,734	11,657,850	5.29%
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.50%	1.00%	10.88%		11/1/2013	5/1/2020		$9,750,000	9,662,051	9,750,000	4.43%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013			1,304 shares	1,304,232	831,600	0.38%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	8,400	0.00%
Total											22,534,191	22,247,850	10.10%
Energy Labs Inc.									Houston, TX
Term Loan (SBIC)	(2)(13)	First Lien	L+7.00%	0.50%	11.58%		9/29/2016	9/29/2021	Energy: Oil & Gas	$5,300,000	5,214,783	5,300,000	2.41%
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016			500 shares	500,000	410,000	0.19%
Total											5,714,783	5,710,000	2.60%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	L+8.25%	0.75%	9.62%		12/30/2014	12/30/2019	Hotel, Gaming, & Leisure	$3,193,890	3,164,255	3,190,000	1.45%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014			118 shares	117,670	224,250	0.10%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	$3,017	$5,750	0.00%
Total											3,284,942	3,420,000	1.55
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	L+9.00%	0.50%	10.70%		6/10/2016	6/10/2021	Consumer Goods: Durable	$7,288,484	7,180,489	7,288,484	3.31%
Furniture Factory Holdings, LLC Term Loan	(11)	Unsecured	11.00%				6/10/2016	2/3/2021		$122,823	122,823	120,000	0.05%
Sun Furniture Factory, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	210,000	0.10%
Total											7,397,881	7,618,484	3.46%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	L+10.25%	1.00%	11.94%		2/6/2015	1/30/2022	Education	$5,000,000	4,932,726	5,000,000	2.27%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)	First Lien	L+7.25%	0.50%	11.96%		7/15/2016	7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,329,398	1,350,000	0.61%
Term Loan (SBIC)	(2)(13)	First Lien	L+7.25%	0.50%	11.96%		7/15/2016	7/15/2021		$1,200,000	1,181,687	1,200,000	0.54%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity					7/15/2016			159 shares	159,375	150,000	0.07%
Good Source Holdings, LLC Class B Common Units	(4)	Equity					7/15/2016			4,482 shares	0	0	0.00%
Total											2,670,460	2,700,000	1.22%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(3)	First Lien	L+7.00%	1.50%	8.50%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,750,000	4,748,168	4,180,000	1.90%
Term Loan	(15)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,079,696	900,000	0.41%
Total											8,827,864	5,080,000	2.31%
Hostway Corporation									Chicago, IL
Term Loan	(4)(6)(12)	Second Lien	L+10.00%	1.25%	5.94%		12/27/2013	12/13/2020	High Tech Industries	$6,750,000	6,680,080	5,910,000	2.68%
J.R. Watkins, LLC	(9)								San Francisco, CA
Term Loan (SBIC)	(2)(12)	First Lien	L+6.50%	1.25%	8.16%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,500,000	12,250,000	12,250,000	5.56%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,000 shares	1,000,000	1,000,000	0.45%
Total											13,250,000	13,250,000	6.01%
Keais Records Service, LLC									Houston, TX
Term Loan	(12)	Second Lien	L+10.50%	0.50%	12.20%		6/30/2016	6/30/2022	Services: Business	$7,750,000	7,637,741	7,750,000	3.52%
Keais Holdings, LLC Class A Units	(4)	Equity					6/30/2016			148,335 units	765,600	780,000	0.35%
Total											8,403,341	8,530,000	3.87%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,315,194	9,162,066	9,180,000	4.17%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	L+8.25%	1.25%	9.94%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,785,894	6,840,000	3.11%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	L+8.00%	0.50%	9.57%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,875,000	$4,835,088	$4,875,000	2.21%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	56,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	504,000	0.23%
Total											5,335,088	5,435,000	2.47%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	L+9.50%	1.00%	11.20%		10/16/2017	4/16/2024	Software	$12,500,000	12,254,448	12,250,000	5.56%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	L+10.25%	0.75%	11.95%		11/1/2016	5/1/2022	Software	$9,000,000	8,849,293	9,000,000	4.09%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	750,000	980,000	0.44%
Total											9,599,293	9,980,000	4.53%
MBS Holdings, Inc.									Birmingham, AL
Series E Preferred Stock	(4)	Equity					3/10/2014		Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	2,386,710	1.08%
Series F Preferred Stock	(4)	Equity					3/10/2014			399,308 shares	206,682	493,290	0.22%
Total											1,206,682	2,880,000	1.30%
MTC Parent, L.P.									Oak Brook, IL
Class A-2 Common Units	(4)	Equity					12/1/2015		Finance	750,000 shares	28,842	2,200,000	1.00%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,845,090	9,900,000	4.49%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	350,000	0.16%
Total											10,345,090	10,250,000	4.65%
OGS Holdings, Inc.									Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity					4/22/2014		Services: Government	11,521 shares	50,001	100,000	0.05%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	L+9.75%	1.00%	9.50%	2.00%	8/30/2017	10/30/2020	Services: Consumer	$17,617,786	17,220,312	17,270,000	7.84%
Refac Optical Group, et al									Blackwood, NJ
Revolver	(10)(12)	First Lien	L+8.00%		9.56%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.40%
Term A Loan	(12)	First Lien	L+8.00%		9.56%		11/7/2012	9/30/2018		$943,367	943,367	940,000	0.43%
Term B Loan	(6)(12)	First Lien	L+10.75%		10.56%	1.75%	11/7/2012	9/30/2018		$6,464,716	6,464,716	6,460,000	2.93%
Total											8,288,083	8,280,000	3.76
Resolute Industrial, LLC	(14)								Wheeling, IL
Term Loan	(12)	First Lien	L+7.62%	1.00%	8.95%		7/26/2017	7/26/2022	Capital Equipment	$3,797,222	3,731,397	3,740,000	1.70%
Term Loan (SBIC)	(2)(12)	First Lien	L+7.62%	1.00%	8.95%		7/26/2017	7/26/2022		$13,290,278	13,059,850	13,090,000	5.94%
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity					7/26/2017			601 units	750,000	760,000	0.35%
Total											17,541,247	17,590,000	7.99%
Roberts-Gordon, LLC									Buffalo, NY
Term Loan	(12)	Second Lien	L+10.00%	1.00%	11.70%		6/30/2017	1/1/2022	Construction & Building	$7,200,000	7,068,278	7,130,000	3.24%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Specified Air Solutions, LLC Class A Common Unites	(4)	Equity					6/30/2017			3,846 shares	$500,045	$600,000	0.27%
Total											7,568,323	7,730,000	3.51%
Sitel Worldwide Corporation									Nashville, TN
Term Loan	(12)	Second Lien	L+9.50	1.00%	10.88%		9/24/2015	9/18/2022	High Tech Industries	$10,000,000	9,848,614	9,950,000	4.52%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2019	Finance	$20,000,000	19,886,350	19,800,000	8.99%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	770,000	0.35%
Total											21,048,894	20,570,000	9.34%
SPM Capital, LLC									Bloomington, MN
Term Loan	(12)	First Lien	L+6.50	1.50%	8.19%		12/10/2012	10/31/2018	Healthcare & Pharmaceuticals	$5,421,770	5,421,770	5,420,000	2.46%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)	First Lien	L+6.50	1.00%	8.16%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$15,000,000	14,919,983	14,920,000	6.77%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			3,598 shares	156,001	307,023	0.14%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	122,977	0.06%
Total											15,138,469	15,350,000	6.97%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(12)(13)	First Lien	L+6.50%	1.00%	8.71%		8/16/2017	8/16/2022	High Tech Industries	$20,000,000	19,529,783	19,600,000	8.90%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,373,100	6,258,780	6,250,000	2.84%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	330,000	0.15%
Total											6,758,780	6,580,000	2.99%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.75%	0.50%	12.45%		10/26/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,775,974	5,875,000	2.67%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/26/2016			250,000 shares	250,000	340,000	0.15%
Total											6,025,974	6,215,000	2.82%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	L+11.75%	1.00%	13.12%		6/8/2015	6/8/2020	Finance	$4,500,000	4,474,973	4,500,000	2.04%
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015			441 units	441,000	578,200	0.26%
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	11,800	0.01%
Total											4,924,973	5,090,000	2.31%
VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	L+9.25%	1.00%	10.95%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,846,185	8,910,000	4.05%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	500,000	0.23%
Total											9,346,185	9,410,000	4.28%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)	Unsecured	L+11.00%	1.00%	12.70%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	$1,235,188	$880,000	0.40%
WCI Holdings LLC Class A Preferred Units	(4)	Equity					6/30/2016			56 units	55,550	0	0.00%
WCI Holdings LLC Class B Common Units	(4)	Equity					6/30/2016			3,044 units	3,044	0	0.00%
Total											1,293,782	880,000	0.40%
Zemax, LLC									Redmond, WA
Term Loan (SBIC)	(2)(12)	Second Lien	L+10.00%	1.00%	11.60%		10/23/2014	4/23/2020	Software	$3,962,500	3,922,743	3,960,000	1.80%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity					10/23/2014			24,500 units	5,000	11,200	0.01%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity					10/23/2014			5,000 shares	245,000	548,800	0.25%
Total											4,172,743	4,520,000	2.06%
Total Non-controlled, non-affiliated investments											367,401,021	370,849,772	168.38%
Net Investments											368,453,206	371,839,772	168.83%
LIABILITIES IN EXCESS OF OTHER ASSETS												(151,592,530)	(68.83)%
NET ASSETS												$220,247,242	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC Subsidiary, which include $5,258,500 of cash and $155,769,170 of investments (at par) are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.

(3)	These loans have LIBOR or Euro Floors that are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 86% of the Company’s total assets as of December 31, 2017.

(6)	Represents a PIK security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	In the fourth quarter of 2016, Binder & Binder National Social Security Disability, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s fair value has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time, the Company does not expect to receive any additional repayment other than the court awarded amount.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 6.50% and a maturity of December 22, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.

(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn commitment in an amount not to exceed $5,750,000, with an interest rate of LIBOR plus 7.62% and a maturity of July 26, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since November 1, 2017.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

As of March 31, 2018, the Company had issued a total of 15,953,810 shares and raised $235,743,704 in gross proceeds since Inception, incurring $7,566,535 in offering expenses and sales load fees for net proceeds from offerings of $228,177,169. The Company’s shares are currently listed on the New York Stock Exchange under the symbol ‘‘SCM’’. See Note 4 for further details.

The Company has established wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC – ICD Blocker 1, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc. and SCIC — APE Blocker 1, Inc. and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

On June 14, 2013, we formed Stellus Capital SBIC, LP (the “SBIC subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC GP, LLC, a Delaware limited liability company, as wholly owned subsidiaries of the Company. On June 20, 2014, the SBIC subsidiary received a license from the U.S. Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. The SBIC subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. SBA regulations currently limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2018 and December 31, 2017, the SBIC subsidiary had $75,000,000 and $67,500,000 of regulatory capital, respectively, as such term is defined by the SBA, and has received commitments from the SBA of $90,000,000. As of both March 31, 2018 and December 31, 2017, the SBIC subsidiary had $90,000,000 of SBA-guaranteed debentures outstanding. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of SBIC investments with respect to the Credit Facility.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2018 and March 31, 2017 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017. In accordance with Regulation S-X under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At March 31, 2018, cash balances held at two separate institutions totaling $2,203,127 and $590,148 exceeded FDIC insurance protection levels of $250,000 by $1,953,127 and $340,148, subjecting the Company to risk related to the uninsured balance. In addition, at March 31, 2018, the Company held $42,701,088 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 9). On March 31, 2018 and December 31, 2017, we held no U.S. Treasury Bills.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Fair Value Measurements

We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (‘‘ASC Topic 820’’). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBIC debentures approximate fair value because the interest rates adjusts to the market interest rates (Level 3 input). The carrying value of our Notes is based on the closing price of the security (level 2 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the SBIC subsidiary and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

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

Deferred Financing Costs, Prepaid Loan Fees on SBA-Guaranteed Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Notes, Credit Facility, and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument.

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. No such costs were incurred during the quarter ended March 31, 2018. During the quarter ended March 31, 2017, the Company incurred costs related to the preparation of a shelf registration statement. As a result, the Company capitalized $81,813 related to the offering that was consummated in April 2017. See Note 4 for further discussion.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Investments purchased within approximately 90 days of the valuation date will be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the board of directors will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

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
March 31, 2018
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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Deducted from excise tax expense for the three months ended March 31, 2018 is a refund of the estimated excise tax paid relating to the year ended December 31, 2016 of $37,648.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of March 31, 2018 and December 31, 2017, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2018 and 2017 were de minimis.

On December 22, 2017, the “Tax Cuts and Jobs Act” legislation was signed into law. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a reduction in the U.S. corporate income tax rate from 35% to 21%. ASC 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As such, we have accounted for the tax effects as a result of the Tax Cuts and Jobs Act beginning with the period ending December 31, 2017.

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
March 31, 2018
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

For the three months ended March 31, 2018 and 2017, the Company recorded deferred income tax benefit of $0 and $8,593, respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2018 and December 31, 2017, the Company had a deferred tax liability of $0 and $0, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Note, the guidance exempts interest income from the above guidance, indicating recognition will remain the same. We have completed our analysis on the above guidance and have concluded on the recognition treatment of other income streams such as repayment penalty fees, origination fees, miscellaneous fees etc. Stellus will continue to recognize origination fees over the life of the loan. Repayment penalty fees will be recognized immediately if a repayment is made and miscellaneous fees such as administration fees will be recognized on the contract renewal date or other discrete point in time per the credit agreement. Per the Topic 606 update, Stellus’ timing of its revenue recognition will remain the same for the identified revenue streams as previously reported.

In November 2015, the FASB issued ASU 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. The guidance was effective for the Company as of January 1, 2017 and there is no material impact on its consolidated financial statement.

In January 2016, the FASB issued ASU No. 2016-01 — Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company adopted this standard effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The update is effective for annual periods beginning after December 31, 2018, and interim periods within those annual periods. While the Company is currently assessing the impact of the guidance we do not expect the impact of this new standard on our consolidated financial statements to be material.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

For the three months ended March 31, 2018 and 2017, the Company recorded an expense for base management fees of $1,748,896 and $1,564,528, respectively. As of March 31, 2018 and December 31, 2017, $1,575,366 and $1,621,592, respectively, were payable to Stellus Capital.

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
March 31, 2018
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

For the three months ended March 31, 2018 and March 31, 2017, the Company incurred $968,826 and $1,021,136, respectively, of Investment Income Incentive Fees. As of March 31, 2018 and December 31, 2017, $1,164,735 and $371,648, respectively, of such incentive fees were payable to the Advisor, of which $951,729 and $175,739, respectively, are currently payable (as explained below). As of March 31, 2018 and December 31, 2017, $213,006 and $195,909, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2018 and 2017, the Company incurred no incentive fees related to the Capital Gains Incentive Fee. As of March 31, 2018 and December 31, 2017, no Capital Gains Incentive Fees were payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended
	March 31
	2018	2017
Investment Income Incentive Fees Incurred	$968,826	$1,021,227
Capital Gains Incentive Fee Incurred	—	—
Incentive Fee Expense	$968,826	$1,021,227

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	March 31,	December 31,
	2018	2017
Investment Income Incentive Fee Currently Payable	$951,729	$175,738
Investment Income Incentive Fee Deferred	213,006	195,909
Incentive Fee Payable	$1,164,735	$371,647

Director Fees

For both the three months ended March 31, 2018 and 2017, the Company recorded an expense relating to director fees of $92,000. As of both March 31, 2018 and December 31, 2017, the Company owed its independent directors no director fees.

Co-Investment Pursuant to SEC Order

The Company has received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital Management where doing so is consistent with its investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the SEC, with a private credit fund managed by Stellus Capital Management that has an investment strategy that is identical to the Company’s investment strategy. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

Administrative Agent

The Company serves as the administrative agent on certain investment transactions. As of March 31, 2018 and December 31, 2017, Cash and Cash Equivalents included $109,346 and $0, respectively, of cash due to other investment funds managed by Stellus Capital Management related to interest paid by a borrower to the Company as administrative agent. Any such amount are included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

License Agreement

The Company has entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, the Company has a right to use the “Stellus Capital” name for so long as Stellus Capital Management or one of its affiliates remains its investment advisor. Other than with respect to this limited license, the Company has no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as the investment advisory agreement with Stellus Capital Management is in effect.

Administration Agreement

The Company has entered into an administration agreement with Stellus Capital pursuant to which Stellus Capital will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital will perform, or oversee the performance of, the its required administrative services, which includes, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC.

For the three months ended March 31, 2018 and 2017, the Company recorded expenses of $313,833 and $279,922 respectively, relating to the administration agreement. As of March 31, 2018 and December 31, 2017, $313,833 and $279,141, respectively, remained payable to Stellus Capital under the administration agreement.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s board of directors each calendar quarter, paid monthly and recognized as distribution liabilities on the ex-dividend date. The Company intends to distribute net realized gains (i.e., net capital gains in excess of net capital losses), if any, at least annually. The stockholder distributions, if any, will be determined by the board of directors. Any distribution to stockholders will be declared out of assets legally available for distribution.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table reflects the Company’s distributions declared and paid or to be paid on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share
Fiscal 2012
December 7, 2012	December 21, 2012	December 27, 2012	$0.1812
Fiscal 2013 (1)
various	various	various	$1.3600
Fiscal 2014 (2)(3)
various	various	various	$1.4246
Fiscal 2015(2)
various	various	various	$1.3596
Fiscal 2016(2)
various	various	various	$1.3596
Fiscal 2017(2)
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
Fiscal 2018(2)
January 11, 2018	January 31, 2018	February 15, 2018	$0.1133
January 11, 2018	February 28, 2018	March 15, 2018	$0.1133
January 11, 2018	March 29, 2018	April 13, 2018	$0.1133
Total			$7.3845

(1)	Distributions made quarterly

(2)	Distributions made monthly

(3)	Includes special distribution of $0.065 per share in addition to monthly distributions

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 7,931 and 0 shares, respectively, in connection with the distributions made during the three months ended March 31, 2018 and 2017.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds (1)(2)	fees	Expenses	Proceeds	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,407	1,358,880	307,022	47,075,505	14.06
Quarter ended March 31, 2018	7,931	94,461	—	—	94,461	11.95
Total	15,953,810	$235,743,705	$6,394,110	$1,172,426	$228,177,169

(1)	Net of partial share redemptions. Such share redemptions reduced gross proceeds by $327, $142, $29 and $31 in 2018, 2017, 2016 and 2015, respectively.

(2)	Includes common shares issued under the DRIP of $94,788 during the year ended 2018, $0 for the years ended 2017, 2016 and 2015, and $398,505, $938,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

The Company issued 7,931 and 0 shares, respectively, of common stock during the three months ended March 31, 2018 and the year ended December 31, 2017 in connection with the stockholder distribution reinvestment plan.

The Company issued 3,162,500 shares in a secondary offering and 303,422 shares in connection with the ATM program during the year ended December 31, 2017. Gross proceeds resulting from the secondary offering totaled $44,591,250 and underwriting and other expenses totaled $1,530,632. The per share offering price for the secondary offering was $14.10. Gross proceeds resulting from the ATM Program in 2017 totaled $4,150,299 and underwriting and other expenses totaled $135,270. The average per share offering price of shares issued in the ATM Program during 2017 was $13.68.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net increase in net assets resulting from operations	$7,343,929	$6,024,752
Weighted average common shares	15,952,841	12,479,957
Basic and diluted earnings per common share	$0.46	$0.48

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
March 31, 2018
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

At March 31, 2018, the Company had investments in 52 portfolio companies. The total fair value and cost of the investments were $431,299,720 and $426,379,871, respectively. The composition of our investments as of March 31, 2018 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$198,445,230	$199,372,307
Senior Secured – Second Lien	180,292,855	177,644,589
Unsecured Debt	27,147,168	26,732,823
Equity	20,494,618	27,550,001
Total Investments	$426,379,871	$431,299,720

(1) Includes unitranche investments, which account for 16.1% of our portfolio at fair value.

At December 31, 2017, the Company had investments in 48 portfolio companies. The composition of our investments as of December 31, 2017 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$140,915,106	$141,006,923
Senior Secured – Second Lien	181,164,730	178,432,850
Unsecured Debt	27,903,141	27,430,000
Equity	18,470,229	24,969,999
Total Investments	$368,453,206	$371,839,772

(1) Includes unitranche investments, which account for 13.2% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2018 and December 31, 2017, the Company had six and four such investments, respectively, with aggregate unfunded commitments of $11,186,667 and $8,686,667, respectively. The Company maintains sufficient liquidity to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2018 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$199,372,307	$199,372,307
Senior Secured – Second Lien	—	—	177,644,589	177,644,589
Unsecured Debt	—	—	26,732,823	26,732,823
Equity	—	—	27,550,001	27,550,001
Total Investments	$—	$—	$431,299,720	$431,299,720

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$141,006,923	$141,006,923
Senior Secured – Second Lien	—	—	178,432,850	178,432,850
Unsecured Debt	—	—	27,430,000	27,430,000
Equity	—	—	24,969,999	24,969,999
Total Investments	$—	$—	$371,839,772	$371,839,772

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2018 are as follows:

	Senior Secured	Senior Secured
	Loans - First	Loans - Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of year	$141,006,923	$178,432,850	$27,430,000	$24,969,999	$371,839,772
Purchases of investments	58,676,526	9,800,000	—	3,237,261	71,713,787
Payment-in-kind interest	28,610	111,314	12,082	—	152,006
Sales and redemptions	(1,319,663)	(10,952,460)	(797,872)	(2,548,139)	(15,618,134)
Realized Loss	—	—	—	1,335,269	1,335,269
Change in unrealized appreciation included in earnings	835,261	83,614	58,795	555,611	1,533,281
Amortization of premium and accretion of discount, net	144,650	169,271	29,818	—	343,739
Transfer from Level 2	—	—	—	—	—
Fair value at end of period	$199,372,307	$177,644,589	$26,732,823	$27,550,001	$431,299,720
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2018	$835,260	$181,527	$58,795	$555,611	$1,631,193

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2017 are as follows:

	Senior Secured	Senior Secured
	Loans - First	Loans - Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of year	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Purchases of investments	85,892,733	73,388,500	6,203,400	6,686,613	172,171,246
Payment-in-kind interest	113,723	319,629	66,244	—	499,596
Sales and redemptions	(57,242,106)	(47,725,650)	(49,578,812)	(9,369,308)	(163,915,876)
Transfer from term loan to equity	(864,101)	—	—	864,101	—
Net realized gain (loss)	(626,949)	—	—	5,367,925	4,740,976
Change in unrealized depreciation (appreciation) included in earnings	(126,190)	(2,146,961)	(278,564)	2,488,782	(62,933)
Amortization of premium and accretion of discount, net	377,608	525,944	292,320	—	1,195,872
Transfer from Level 2	—	9,550,000	—	—	9,550,000
Fair value at end of year	$141,006,923	$178,432,850	$27,430,000	$24,969,999	$371,839,772
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2017	$(498,183)	$(1,679,419)	$(278,567)	$3,465,063	$1,008,894

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

There were no Level 3 transfers during the quarter ended March 31, 2018.

During the year ended December 31, 2017, there was one transfer from a Level 2 to a Level 3 because the observable inputs were not available. Transfers are reflected at the value of the securities at the beginning of the period.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Texas	$111,024,052	$110,713,387	25.67%
California	45,368,765	45,800,000	10.62%
New Jersey	34,281,271	34,319,692	7.96%
New York	28,581,847	28,913,750	6.70%
Canada	26,340,678	26,641,739	6.18%
Illinois	24,256,766	25,580,000	5.93%
Arizona	21,414,850	22,190,812	5.15%
Massachusetts	22,552,094	22,187,850	5.14%
Ohio	21,660,379	21,760,000	5.05%
South Carolina	21,100,842	21,090,000	4.89%
Arkansas	15,364,791	15,678,106	3.64%
North Carolina	11,841,982	12,032,500	2.79%
Tennessee	9,854,786	10,000,000	2.32%
Georgia	5,981,496	8,650,000	2.01%
Pennsylvania	7,855,929	8,010,938	1.86%
Minnesota	5,130,946	5,130,946	1.19%
Puerto Rico	8,842,160	5,080,000	1.18%
Alabama	1,206,682	3,300,000	0.77%
Washington	2,132,745	2,560,000	0.59%
Utah	1,294,505	880,000	0.20%
Florida	242,304	380,000	0.09%
Missouri	-	300,000	0.07%
Virginia	50,001	100,000	0.02%
	$426,379,871	$431,299,720	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	$109,043,496	$108,445,000	29.16%
New Jersey	34,531,876	34,595,527	9.30%
New York	28,939,268	29,365,000	7.90%
Canada	26,315,677	26,440,000	7.11%
California	25,519,753	25,930,000	6.97%
Illinois	24,250,169	25,700,000	6.91%
Massachusetts	22,534,191	22,247,850	5.98%
Arizona	13,565,958	13,840,000	3.72%
North Carolina	12,248,770	12,499,167	3.36%
Ohio	10,112,627	9,990,000	2.69%
Tennessee	9,848,614	9,950,000	2.68%
Missouri	9,152,087	9,530,000	2.56%
Georgia	5,929,223	8,329,998	2.24%
Pennsylvania	7,848,470	8,058,746	2.17%
Arkansas	7,397,881	7,618,484	2.05%
Minnesota	5,421,770	5,420,000	1.46%
Puerto Rico	8,827,864	5,080,000	1.37%
Washington	4,172,743	4,520,000	1.22%
Alabama	1,206,682	2,880,000	0.77%
Utah	1,293,782	880,000	0.24%
Florida	242,304	420,000	0.11%
Virginia	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Software	$46,552,172	$47,127,850	10.93%
Healthcare & Pharmaceuticals	48,406,241	45,493,446	10.55%
Services: Business	34,916,431	37,560,001	8.71%
Finance	36,356,619	37,510,000	8.70%
High Tech Industries	36,089,266	35,810,000	8.30%
Retail	29,289,480	29,278,638	6.79%
Consumer Goods: Durable	24,556,850	24,778,106	5.74%
Capital Equipment	24,346,104	24,580,000	5.70%
Media: Broadcasting & Subscription	21,616,409	24,053,750	5.58%
Services: Consumer	17,681,579	18,010,000	4.18%
Construction & Building	17,926,928	17,780,000	4.12%
Automotive	17,410,929	17,570,938	4.07%
Education	17,043,239	17,171,053	3.98%
Consumer goods: non-durable	13,229,563	13,220,000	3.07%
Chemicals, Plastics, & Rubber	11,683,058	12,065,000	2.80%
Energy: Oil & Gas	9,040,642	9,068,387	2.10%
Transportation: Cargo	6,791,312	6,841,739	1.59%
Insurance	5,413,835	5,510,000	1.28%
Beverage, Food, & Tobacco	3,967,191	3,600,000	0.83%
Hotel, Gaming, & Leisure	3,245,580	3,400,812	0.79%
Environmental Industries	766,442	770,000	0.18%
Services: Government	50,001	100,000	0.02%
	$426,379,871	$431,299,720	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%
	$368,453,206	371,839,772	100.00%

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2018:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-3.84% to 5.28% (-0.97%)
		Income/Market	Risk free rates	0.69% to 1.64% (1.02%)
First lien debt	$199,372,307	approach (2)	Market multiples	5x to 17x (12x)(4)

			HY credit spreads,	-2.29% to 4.52% (-0.67)
		Income/Market	Risk free rates	0.19% to 1.46% (0.81%)
Second lien debt	$177,644,589	approach (2)	Market multiples	7x to 30x (13x)(4)

			HY credit spreads,	-0.82% to 3.68% (0.71%)
		Income/Market	Risk free rates	0.57% to 1.64% (0.98%)
Unsecured debt	$26,732,823	approach (2)	Market multiples	1x to 14x (5x)(4)

			Underwriting multiple/
Equity investments	$27,550,001	Market approach (5)	EBITDA Multiple	1x to 12x (9x)

Total Long Term Level 3 Investments	$431,299,720

(1)	Weighted average based on fair value as of March 31, 2018.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.29% (-229 basis points) to 4.52% (452 basis points). The average of all changes was -0.67% (-67 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2017:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-3.73% to 5.53% (-0.81%)
		Income/Market	Risk free rates	-0.24% to 1.12% (0.54%)
First lien debt	$141,006,923	approach (2)	Market multiples	11x to 13x (10x)(4)

			HY credit spreads,	-2.52% to 4.78% (-0.58%)
		Income/Market	Risk free rates	-0.28% to 1.01% (0.39%)
Second lien debt	$178,432,850	approach (2)	Market multiples	8x to 8x (8x)(4)

			HY credit spreads,	-0.67% to 3.93% (0.89%)
		Income/Market	Risk free rates	0.12% to 1.18% (0.52%)
Unsecured debt	$27,430,000	approach (2)	Market multiples	1x to 14x (13x)(4)

			Underwriting multiple/
Equity investments	$24,969,999	Market approach (5)	EBITDA Multiple	1x to 15x (9x)

Total Long Term Level 3 Investments	$371,839,772

(1)	Weighted average based on fair value as of December 31, 2017.

(2)	Inclusive of not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.73% (-373 basis points) to 5.53% (535 basis points). The average of all changes was -.81% (-81 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

As of March 31, 2018 and December 31, 2017, the Company had unfunded commitments of $11,186,667 and $8,686,667, respectively, to provide debt financing for six and four portfolio companies, respectively. As of March 31, 2018, the Company had sufficient liquidity to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the three months ended March 31, 2018 (unaudited)	For the three months ended March 31, 2017 (unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.81	$13.69
Net investment income	0.28	0.33
Change in unrealized appreciation	0.10	0.22
Net realized gain (loss)	0.08	(0.06)
Total from investment operations	$0.46	$0.48
Stockholder distributions from:
Net investment income	(0.34)	(0.34)
Net asset value at end of period	$13.93	$13.83

Per share market value at end of period	$11.51	$14.55
Total return based on market value(2)	(10.6)%	23.7%
Weighted average shares outstanding	15,952,841	12,479,957

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

	For the		For the
	three months		three months
	ended		ended
	March 31, 2018		March 31, 2017
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$222,263,132		$172,664,634
Weighted Average net assets	$220,269,641		$170,901,594
Annualized ratio of gross operating expenses to net assets(3)(6)	11.85%		13.58%
Annualized ratio of interest expense and other fees to net assets(3)	4.54%		4.91%
Annualized ratio of net investment income to net assets(3)(6)	8.24%		9.84%
Portfolio Turnover(4)	3.89%		6.45%
Notes payable	$48,875,000		$25,000,000
Credit Facility payable	$118,300,000		$102,500,000
SBA Debentures	$90,000,000		$65,000,000
Asset coverage ratio(5)	2.33	x	2.35	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s dividend reinvestment plan. The total returns are not annualized.

(3)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

(4)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(5)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. SBA debentures are excluded from the numerator and denominator.

(6)	These ratios include the impact of the benefit for income taxes related to unrealized loss on investments of $0 for the three months ended March 31, 2018 and a benefit for income taxes related to unrealized gain on investments of $8,593 for the three months ended March 31, 2017, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the three months ended March 31, 2018 and 2017 is 0.00% and < .01%, respectively.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility, as amended on November 21, 2014 and August 31, 2016, provided for borrowings in an aggregate amount of $120,000,000 on a committed basis with an accordion feature that allowed the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. The Company terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017 and amended on March 28, 2018, with ZB, N.A., dba Amegy Bank and various other leaders (the ‘‘Credit Facility’’).

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of March 31, 2018, the Company was in compliance with these covenants.

As of March 31, 2018 and December 31, 2017, $118,300,000 and $40,750,000, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred total costs of $3,067,715 in connection with obtaining, amending, and maintaining the Original Facility. The Company incurred costs of $1,198,616 in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2018 and December 31, 2017, $1,351,297 and $1,417,521 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31,	December 31,
	2018	2017
Credit Facility payable	$118,300,000	$40,750,000
Prepaid loan structure fees	1,351,297	1,417,521
Credit facility payable, net of prepaid loan structure fees	$116,948,703	$39,332,479

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,	March 31,
	2018	2017
Interest expense	$746,998	$895,668
Loan fee amortization	91,667	110,613
Commitment fees on unused portion	89,747	19,066
Administration fees	14,557	12,295
Total interest and financing expenses	$942,969	$1,037,642

Weighted average interest rate	4.4%	3.5%
Effective interest rate	5.6%	4.0%
Average debt outstanding	$68,202,778	$104,747,222

Cash paid for interest and unused fees	$648,017	$961,681

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of March 31, 2018 and December 31, 2017, the SBIC subsidiary had $75,000,000 and $67,500,000 in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $150,000,000 more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $210,260,118 and $161,992,327 in assets at March 31, 2018 and December 31, 2017, respectively, which accounted for approximately 43.7% and 40.4% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both March 31, 2018 and December 31, 2017, the SBIC subsidiary had $90,000,000 of SBA-guaranteed debentures outstanding. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of March 31, 2018:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge

October 14, 2014	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	March 1, 2028	25,000,000	3.19%	0.22%
Total SBA-guaranteed debentures		$90,000,000

As of March 31, 2018 and December 31, 2017, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2018 and December 31, 2017, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of March 31, 2018, the Company has incurred $3,082,500 in financing costs related to the SBA-guaranteed debentures since receiving our license, which were recorded as prepaid loan fees. As of March 31, 2018 and December 31, 2017, $2,080,519 and $2,181,187 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	March 31,	December 31,
	2018	2017
SBA debentures payable	$90,000,000	$90,000,000
Prepaid loan fees	2,080,519	2,181,187
SBA Debentures, net of prepaid loan fees	$87,919,481	$87,818,813

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three ended March 31, 2018 and 2017:

	For the three months ended
	March 31,	March 31,
	2018	2017
Interest expense	$635,570	$497,859
Debenture fee amortization	100,668	80,211
Total interest and financing expenses	$736,238	$578,070

Weighted average interest rate	2.9%	3.1%
Effective interest rate	3.3%	3.6%
Average debt outstanding	$90,000,000	$65,000,000

Cash paid for interest	$1,161,490	$1,001,250

NOTE 11 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “2019 Notes”), due on April 30, 2019. On August 21, 2017, the Company caused notices to be issued to the holders of its 2019 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2019 Notes, pursuant to Section 1101 of the Base Indenture dated as of May 5, 2014, between the Company and U.S. Bank National Association, as trustee, and Section 1.01(h)(i) of the First Supplemental Indenture dated as of May 5, 2014. The Company redeemed all $25,000,000 in aggregate principal amount of the 2019 Notes on September 20, 2017. The 2019 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,	March 31,
	2018	2017
Interest expense	$—	$406,250
Deferred financing costs	—	44,939
Administration fees	—	1,730
Total interest and financing expenses	$—	$452,919

Cash paid for interest	$—	$406,250

On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 15, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning December 15, 2017.

The Company used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of both March 31, 2018 and December 31, 2017, the aggregate carrying amount of the 2022 Notes was approximately $48,875,000 and the fair value of the Notes was approximately $49,148,700 and $49,520,150, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1,688,961 of fees which are being amortized over the term of the 2022 Notes, of which $1,485,316 and $1,568,512 remains to be amortized as of March 31, 2018 and December 31, 2017, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,	March 31,
	2018	2017
Interest expense	$702,578	$—
Deferred financing costs	81,963	—
Administration fees	1,233	—
Total interest and financing expenses	$785,774	$—

Cash paid for interest	$702,578	$—

The following is a summary of the 2022 Notes Payable, net of deferred financing costs:

	March 31,	December 31,
	2018	2017
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	1,485,316	1,568,512
Notes payable, net of deferred financing costs	$47,389,684	$47,306,488

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

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On April 2, 2018, the Company invested $7.9 million in the first lien term loan and $0.9 million in the unfunded revolver of BFC SolmeteX LLC, a leading provider of filtration products in the U.S. and Canada. The Company also invested $1.2 million in a first lien term loan of Bonded Filter Co. LLC, a subsidiary of BFC Solmetex LLC.

On April 13, 2018, the Company invested $16.4 million in the first lien term loan and a $0.75 million in the unfunded revolver of DTE Enterprises, Inc., a provider of industrial powertrain repair and maintenance services for the oil & gas and mining sectors. Additionally, the Company invested $1.5 million in the equity of the company.

On April 13, 2018, the Company made an additional investment of $12.5 million in the 2nd lien term loan of Mobileum, Inc., an existing portfolio company.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

On April 24, 2018, the Company received full repayment of the first lien term loan of Catapult Learning, LLC for total proceeds of $12.1 million.

On April 30, 2018, the Company received full repayment of the unsecured term loan of Binder & Binder National Social Security Disability Advocates, LLC for total proceeds of $0.1 million.

On May 2, 2018, the Company invested $4.5 million in the second lien term loan of General LED OPCO, LLC, a provider of LED lighting systems and modules.

Credit Facilities

The outstanding balance under the Credit Facility as of May 4, 2018 was $66.1 million.

SBA-guaranteed Debentures

On April 25, 2018, the Company drew $40.0 million of SBA-guaranteed debentures, bringing the total balance of SBA-guaranteed Debentures outstanding to $130.0 million as of May 4, 2018.

Legislative Changes

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the board of directors (the “Board”) of Stellus Capital Investment Corporation (the “Company”), including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective April 4, 2019 unless approved earlier by a vote of the Company’s stockholders. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act at the Company’s 2018 annual meeting of stockholders.

Dividend Declared

On April 16, 2018, the Company’s board of directors declared a regular monthly dividend for each of April, May and June 2018 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/16/2018	4/27/2018	4/30/2018	5/15/2018	$0.1133
4/16/2018	5/30/2018	5/31/2018	6/15/2018	$0.1133
4/16/2018	6/28/2018	6/29/2018	7/13/2018	$0.1133

Company	Investment(1)	December 31, 2017 Fair Value	Amount of Realized Gain / (Loss)	Amount of Unrealized Gain / (Loss)	Amount of Interest, Fees or Dividends Credit to Income(2)	Gross Additions(3)	Gross Reductions(4)	March 31, 2018 Fair Value
Non-control Investments
Affiliate investments

Glori Energy Production Inc.	Class A Common Units	$990	–	$5	$–	$62	$(917)	$140
Amounts related to investments transferred to or from other 1940 Act Classification during the period			$–	$5	$–	$62	$(917)	$140
Total Non-Control/Non-Affiliate investments			$1,335	$4,914	$–
Total Portfolio			$1,335	$4,919	$–

This schedule should be read in conjunction with Stellus’s consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)	The principal amount, the ownership detail for equity investments accrual status is included in the consolidated schedule of investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in "Amounts from investments transferred from other 1940 Act classifications during the period."

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or rules or regulations of the Securities and Exchange Commission. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We were organized as a Maryland corporation on May 18, 2012, and formally commenced operations on November 7, 2012. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. Our investment activities are managed by our investment advisor, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

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

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2018, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of March 31, 2018, we had $431.3 million (at fair value) invested in 52 portfolio companies. As of March 31, 2018, our portfolio included approximately 46% of first lien debt, 41% of second lien debt, 6% of mezzanine debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2018 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$198,445,230	$199,372,307
Senior Secured – Second Lien	180,292,855	177,644,589
Unsecured Debt	27,147,168	26,732,823
Equity	20,494,618	27,550,001
Total Investments	$426,379,871	$431,299,720

(1) Includes unitranche investments, which account for 16.1% of our portfolio at fair value.

As of December 31, 2017, we had $371.8 million (at fair value) invested in 48 portfolio companies. As of December 31, 2017, our portfolio included approximately 38% of first lien debt, 48% of second lien debt, 7% of mezzanine debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2017 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$140,915,106	$141,006,923
Senior Secured – Second Lien	181,164,730	178,432,850
Unsecured Debt	27,903,141	27,430,000
Equity	18,470,229	24,969,999
Total Investments	$368,453,206	$371,839,772

(1) Includes unitranche investments, which account for 13.2% of our portfolio at fair value.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2018 and December 31, 2017, we had six and four such investments, respectively, with aggregate unfunded commitments of $11.2 million and $8.7 million, respectively. As of March 31, 2018, the Company had sufficient liquidity to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Texas	$111,024,052	$110,713,387	25.67%
California	45,368,765	45,800,000	10.62%
New Jersey	34,281,271	34,319,692	7.96%
New York	28,581,847	28,913,750	6.70%
Canada	26,340,678	26,641,739	6.18%
Illinois	24,256,766	25,580,000	5.93%
Arizona	21,414,850	22,190,812	5.15%
Massachusetts	22,552,094	22,187,850	5.14%
Ohio	21,660,379	21,760,000	5.05%
South Carolina	21,100,842	21,090,000	4.89%
Arkansas	15,364,791	15,678,106	3.64%
North Carolina	11,841,982	12,032,500	2.79%
Tennessee	9,854,786	10,000,000	2.32%
Georgia	5,981,496	8,650,000	2.01%
Pennsylvania	7,855,929	8,010,938	1.86%
Minnesota	5,130,946	5,130,946	1.19%
Puerto Rico	8,842,160	5,080,000	1.18%
Alabama	1,206,682	3,300,000	0.77%
Washington	2,132,745	2,560,000	0.59%
Utah	1,294,505	880,000	0.20%
Florida	242,304	380,000	0.09%
Missouri	-	300,000	0.07%
Virginia	50,001	100,000	0.02%
	$426,379,871	$431,299,720	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	$109,043,496	$108,445,000	29.16%
New Jersey	34,531,876	34,595,527	9.30%
New York	28,939,268	29,365,000	7.90%
Canada	26,315,677	26,440,000	7.11%
California	25,519,753	25,930,000	6.97%
Illinois	24,250,169	25,700,000	6.91%
Massachusetts	22,534,191	22,247,850	5.98%
Arizona	13,565,958	13,840,000	3.72%
North Carolina	12,248,770	12,499,167	3.36%
Ohio	10,112,627	9,990,000	2.69%
Tennessee	9,848,614	9,950,000	2.68%
Missouri	9,152,087	9,530,000	2.56%
Georgia	5,929,223	8,329,998	2.24%
Pennsylvania	7,848,470	8,058,746	2.17%
Arkansas	7,397,881	7,618,484	2.05%
Minnesota	5,421,770	5,420,000	1.46%
Puerto Rico	8,827,864	5,080,000	1.37%
Washington	4,172,743	4,520,000	1.22%
Alabama	1,206,682	2,880,000	0.77%
Utah	1,293,782	880,000	0.24%
Florida	242,304	420,000	0.11%
Virginia	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Software	$46,552,172	$47,127,850	10.93%
Healthcare & Pharmaceuticals	48,406,241	45,493,446	10.55%
Services: Business	34,916,431	37,560,001	8.71%
Finance	36,356,619	37,510,000	8.70%
High Tech Industries	36,089,266	35,810,000	8.30%
Retail	29,289,480	29,278,638	6.79%
Consumer Goods: Durable	24,556,850	24,778,106	5.74%
Capital Equipment	24,346,104	24,580,000	5.70%
Media: Broadcasting & Subscription	21,616,409	24,053,750	5.58%
Services: Consumer	17,681,579	18,010,000	4.18%
Construction & Building	17,926,928	17,780,000	4.12%
Automotive	17,410,929	17,570,938	4.07%
Education	17,043,239	17,171,053	3.98%
Consumer goods: non-durable	13,229,563	13,220,000	3.07%
Chemicals, Plastics, & Rubber	11,683,058	12,065,000	2.80%
Energy: Oil & Gas	9,040,642	9,068,387	2.10%
Transportation: Cargo	6,791,312	6,841,739	1.59%
Insurance	5,413,835	5,510,000	1.28%
Beverage, Food, & Tobacco	3,967,191	3,600,000	0.83%
Hotel, Gaming, & Leisure	3,245,580	3,400,812	0.79%
Environmental Industries	766,442	770,000	0.18%
Services: Government	50,001	100,000	0.02%
	$426,379,871	$431,299,720	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%
	$368,453,206	371,839,772	100.00%

At March 31, 2018, our average portfolio company investment at amortized cost and fair value was approximately $8.2 million and $8.3 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.6 million and $22.2 million, respectively. At December 31, 2017, our average portfolio company investment at amortized cost and fair value was approximately $7.7 million and $7.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.5 million and $22.2 million, respectively.

At March 31, 2018, 89% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 11% bore interest at fixed rates. At December 31, 2017, 87% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 13% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2018 and December 31, 2017 was 11.1% and 10.8%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $45.5 million and $25.1 million, respectively.

Investment Activity

During the three months ended March 31, 2018, we made an aggregate of $71.7 million of investments in four new portfolio companies and four existing portfolio companies. During the three months ended March 31, 2018, we received an aggregate of $15.6 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2018			As of December 31, 2017
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies
1	$21.3	5%	8	$25.9	7%	5
2	372.5	86%	37	306.7	82%	36
3	36.5	9%	5	37.0	10%	5
4	1.0	-%	2	1.9	1%	1
5	—	-%	1	0.4	—%	1
Total	$431.3	100%	53	$371.9	100%	48

(1)	One portfolio company appears in two categories as of March 31, 2018

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2018, we had two loans on non-accrual status which represented approximately 1.0% of our loan portfolio at cost and 0.2% at fair value. As of December 31, 2017, we had two loans on non-accrual status, which represented approximately 1.2% of our loan portfolio at cost and 0.3% at fair value.

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

Comparison of the three months ended March 31, 2018 and 2017

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three months ended March 31, 2018 and 2017 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2018	2017
Interest income	$10.5	$9.4
PIK Interest	0.2	0.1
Miscellaneous fees	0.2	0.4
Total	$10.9	$9.9

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering expenses;
•	Expenses incurred in valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by Stellus Capital or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	base management and incentive fees;
•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	transfer agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2018 and 2017 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2018	2017
Operating Expenses
Management fees	$1.7	$1.6
Valuation Fees	0.1	0.2
Administrative services expenses	0.3	0.3
Incentive fees	1.0	1.0
Professional fees	0.5	0.2
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	2.5	2.1
Other general and administrative	0.1	0.1
Total Operating Expenses	$6.4	$5.7

The increase in operating expenses for the respective periods was primarily due to 1) an increase in management fees, directly related to the growth of our portfolio, 2) increased interest expense due to our additional 2022 Notes and SBA-guaranteed debentures outstanding during the period, and 3) an increase in professional fees, primarily related to increased costs of Sarbanes-Oxley compliance.

Net Investment Income

For the three months ended March 31, 2018, net investment income was $4.5 million, or $0.28 per common share (based on 15,952,841 weighted-average common shares outstanding at March 31, 2018).

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

Repayments of investments and amortization of other investments and a non-cash conversion of debt to equity for the three months ended March 31, 2018 totaled $15.6 million and net realized gain totaled $1.3 million.

Repayments of investments and amortization of other investments for the three months ended March 31, 2017 totaled $39.3 million and net realized loss totaled $0.8 million.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments and cash equivalents for the three months ended March 31, 2018 and 2017 totaled $1.5 million and $2.6 million, respectively.

The net change in unrealized appreciation between the respective periods was due to a general tightening of credit spreads. The quarter ending March 31, 2018 did not have as significant of a reversal of previously recorded depreciation as was experienced in the quarter ending March 31, 2017 when one of our debt investments converted into equity.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2018 and 2017, we recognized a benefit for income tax on unrealized investments of $0 and $8.0 thousand for the Taxable Subsidiaries, respectively. As of March 31, 2018 and December 31, 2017, there was no deferred tax liability or asset on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2018, net increase in net assets resulting from operations totaled $7.3 million, or $0.46 per common share (based on 15,952,841 weighted-average common shares outstanding at March 31, 2018).

For the three months ended March 31, 2017, net increase in net assets resulting from operations totaled $6.0 million, or $0.48 per common share (based on 12,479,957 weighted-average common shares outstanding at March 31, 2017).

The increase in the net increase in net assets between the respective periods was due a higher net investment income during the three months ended March 31, 2018, as well as a realized gain during the period.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $51.8 million for the three months ended March 31, 2018, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the three months ended March 31, 2018 provided cash of $72.2 million due to net borrowings under the Credit Facility during the period.

Our operating activities provided cash of $20.1 million for the three months ended March 31, 2017, primarily in connection with cash interest received and repayments of our investments, much of which was offset by the purchase and origination of new portfolio investments. Our financing activities for the three months ended March 31, 2017 used cash of $17.8 million due to distributions to stockholders and net repayments of the Original Credit Facility during the period.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2017 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on the earlier of May 24, 2018, the one year anniversary of our 2017 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of March 31, 2018 and December 31, 2017, our asset coverage ratio was 233% and 346%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $45.5 million and $25.1 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility, as amended on November 21, 2014 and August 31, 2016, provided for borrowings in an aggregate amount of $120.0 million on a committed basis with an accordion feature that allowed the Company to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. The Company terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017 and as amended on March 28, 2018, with ZB, N.A., dba Amegy Bank and various other leaders (the ‘‘Credit Facility’’).

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of March 31, 2018, the Company was in compliance with these covenants.

As of March 31, 2018 and December 31, 2017, $118.3 and $40.8 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Original Facility. The Company incurred costs of $1.2 million in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of both March 31, 2018 and December 31, 2017, $1.4 million of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2018 and 2017 (in millions):

	For the three months ended
	March 31,	March 31,
	2018	2017
Interest expense	$0.7	$0.9
Loan fee amortization	0.1	0.1
Commitment fees on unused portion	0.1	-
Total interest and financing expenses	$0.9	$1.0

Weighted average interest rate	4.4%	3.5%
Effective interest rate	5.6%	4.0%
Average debt outstanding	$68.2	$104.7

Cash paid for interest and unused fees	$0.6	$1.0

SBA-Guaranteed Debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. The 2016 omnibus spending bill approved by the U.S. Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. As of March 31, 2018 and December 31, 2017, the SBIC subsidiary had $75.0 million and $67.5 million in regulatory capital, as such term is defined by the SBA.

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $210.3 and $162.0 million in assets at March 31, 2018 and December 31, 2017, respectively, which accounted for approximately 43.7% and 40.4% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both March 31, 2018 and December 31, 2017, the SBIC subsidiary had $90.0 million of SBA-guaranteed debentures outstanding. See Note 10 for further detail on the SBA-guaranteed debentures outstanding.

As of March 31, 2018 and December 31, 2017, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2018 and December 31, 2017 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of March 31, 2018, the Company has incurred $3.1 million in financing costs related to the SBA-guaranteed debentures since receiving our license, which were recorded as prepaid loan fees. As of March 31, 2018 and December 31, 2017, $2.1 and $2.2 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

Interest is paid semi-annually, in March and September. The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three ended March 31, 2018 and 2017 (in millions):

	For the three months ended
	March 31,	March 31,
	2018	2017
Interest expense	$0.6	$0.5
Debenture fee amortization	0.1	0.1
Total interest and financing expenses	$0.7	$0.6

Weighted average interest rate	2.9%	3.1%
Effective interest rate	3.3%	3.6%
Average debt outstanding	$90.0	$65.0

Cash paid for interest	$1.2	$1.0

Notes Offering

On May 5, 2014, the Company closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “2019 Notes”), due on April 30, 2019. On August 21, 2017, the Company caused notices to be issued to the holders of its 2019 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2019 Notes, pursuant to Section 1101 of the Base Indenture dated as of May 5, 2014, between the Company and U.S. Bank National Association, as trustee, and Section 1.01(h)(i) of the First Supplemental Indenture dated as of May 5, 2014. The Company redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017. The 2019 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.

The Company incurred no costs on the 2019 Notes for the three months ended March 31, 2018, and incurred interest and fee expense on the Notes of $0.5 million, of which $0.4 million was interest expense and the remainder was amortization of loan fees paid on the Notes and administration fees, for the three months ended March 31, 2017. The Company paid $0 and $0.4 million in interest expense on the 2019 Notes during the respective periods ended March 31, 2018 and 2017.

On August 21, 2017, the Company issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6.4 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 15, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning December 15, 2017.

The Company used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of March 31, 2018 and December 31, 2017, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million for both periods and the fair value of the Notes was approximately $49.1 million and $49.5 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $1.5 million and $1.6 million remains to be amortized as of March 31, 2018 and December 31, 2017, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

For the three months ended March 31, 2018, the Company incurred interest and fee expense on the 2022 Notes of $0.8 million, of which $0.7 million was interest expense and the remainder was amortization of loan fees paid on the 2022 Notes and administration fees. The Company paid $0.7 million in interest expense on the 2022 Notes during the period. The Company neither incurred nor paid any costs associated with the 2022 Notes during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2018 and December 31, 2017, our off-balance sheet arrangements consisted of unfunded commitments to provide debt financing to six and four of our portfolio companies respectively totaling $11.2 million and $8.7 million, respectively. As of March 31, 2018, the Company had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

Subsequent Events

Investment Portfolio

On April 2, 2018, the Company invested $7.9 million in the first lien term loan and $0.9 million in the unfunded revolver of BFC SolmeteX LLC, a leading provider of filtration products in the U.S. and Canada. The Company also invested $1.2 million in a first lien term loan of Bonded Filter Co. LLC, a subsidiary of BFC Solmetex LLC.

On April 13, 2018, the Company invested $16.4 million in the first lien term loan and a $0.75 million in the unfunded revolver of DTE Enterprises, Inc., a provider of industrial powertrain repair and maintenance services for the oil & gas and mining sectors. Additionally, the Company invested $1.5 million in the equity of the Company.

On April 13, 2018, the Company made an additional investment of $12.5 million in the 2nd lien term loan of Mobileum, Inc., an existing portfolio company.

On April 24, 2018, the Company received full repayment of the first lien term loan of Catapult Learning, LLC for total proceeds of $12.1 million.

On April 30, 2018, the Company received full repayment of the unsecured term loan of Binder & Binder National Social Security Disability Advocates, LLC for total proceeds of $0.1 million.

On May 2, 2018, the Company invested $4.5 million in the second lien term loan of General LED OPCO, LLC, a provider of LED lighting systems and modules.

Credit Facilities

The outstanding balance under the Credit Facility as of May 4, 2018 was $66.1 million.

SBA-guaranteed Debentures

On April 25, 2018, the Company drew $40.0 million of SBA-guaranteed debentures, bringing the total balance of SBA-guaranteed Debentures outstanding to $130.0 million as of May 4, 2018.

Legislative Changes

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the board of directors (the “Board”) of Stellus Capital Investment Corporation (the “Company”), including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective April 4, 2019 unless approved earlier by a vote of the Company’s stockholders. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act at the Company’s 2018 annual meeting of stockholders.

Dividend Declared

On April 16, 2018, the Company’s board of directors declared a regular monthly dividend for each of April, May and June 2018 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/16/2018	4/27/2018	4/30/2018	5/15/2018	$0.1133
4/16/2018	5/30/2018	5/31/2018	6/15/2018	$0.1133
4/16/2018	6/28/2018	6/29/2018	7/13/2018	$0.1133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2018 and 2017, 89% and 77% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of March 31, 2018 and 2017, the weighted average interest rate floor on our floating rate loans was 0.94% and 0.86%, respectively.

Assuming that the Statement of Assets and Liabilities as of March 31, 2018 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, hypothetical 1% increase in LIBOR would increase our interest income approximately $3.6 million on an annualized basis. A hypothetical 1% decrease in LIBOR would decrease our interest income by $3.3 million on an annualized basis, considering interest rate floors where applicable.

Changes in interest rates will also affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with the Credit Facility. At March 31, 2018, based on our applicable levels of our Credit Facility, a 1% increase in interest rates would decrease our annual net investment income by $1.2 million.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2018 and 2017, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as listed below and those described under Item 1A - Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2018, there have been no other material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2017. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, we issued a total of 7,931 shares of common stock under the DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $94,788.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description
10.1	Consent and Waiver, dated March 28, 2018, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2018	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
	Name:	Robert T. Ladd
	Title:	Chief Executive Officer and President

By:	/s/ W. Todd Huskinson
Name:	W. Todd Huskinson
Title:	Chief Financial Officer