Form 10-Q
period 2018-06-30
Stellus Capital Investment Corp
filed 2018-08-08
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company (do not check if a smaller reporting company)	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2018 was 15,953,810.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $135,518 and $1,052,185, respectively)	$140,000	$990,000
Non-controlled, non-affiliated investments, at fair value (amortized cost of $492,872,019 and $367,401,021, respectively)	499,596,626	370,849,772
Cash and cash equivalents	20,940,365	25,110,718
Receivable for sales and repayments of investments	27,400	26,891
Interest receivable	3,802,649	2,922,204
Other receivables	37,647	—
Prepaid expenses	215,752	361,270
Total Assets	$524,760,439	$400,260,855
LIABILITIES
Notes payable	$47,473,804	$47,306,488
Credit facility payable	118,052,814	39,332,479
SBA-guaranteed debentures	126,529,418	87,818,813
Dividends payable	1,807,570	1,806,671
Management fees payable	1,549,023	1,621,592
Income incentive fees payable	1,525,320	371,647
Capital gains incentive fees payable	522,019	—
Interest payable	1,542,832	1,021,173
Unearned revenue	212,110	139,304
Administrative services payable	327,575	327,033
Deferred tax liability	9,194	—
Other accrued expenses and liabilities	765,305	268,413
Total Liabilities	$300,316,984	$180,013,613
Commitments and contingencies (Note 7)
Net Assets	$224,443,455	$220,247,242
NET ASSETS
Common Stock, par value $0.001 per share (200,000,000 shares and 100,000,000 shares authorized; 15,953,810 and 15,945,879 issued and outstanding, respectively)	$15,954	$15,946
Paid-in capital	228,160,974	228,066,762
Accumulated net realized loss from non-controlled, non-affiliated investments, net of cumulative dividends of $4,246,819 for both periods	(8,375,007)	(10,786,240)
Distributions in excess of net investment income	(2,078,361)	(435,794)
Net Unrealized appreciation on non-controlled, non-affiliated investments and cash equivalents, net of provision for taxes of $9,194 and $0, respectively	6,715,413	3,448,753
Net Unrealized appreciation (depreciation) on non-controlled, affiliated investments	4,482	(62,185)
Net Assets	$224,443,455	$220,247,242
Total Liabilities and Net Assets	$524,760,439	$400,260,855
Net Asset Value Per Share	$14.07	$13.81

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three	three	six	six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income	$12,214,766	$9,642,531	$22,945,514	$19,118,783
Other income	404,891	751,834	585,924	1,139,562
Total Investment Income	$12,619,657	$10,394,365	$23,531,438	$20,258,345
OPERATING EXPENSES
Management fees	$2,049,023	$1,523,010	$3,797,919	$3,087,538
Valuation fees	20,307	23,305	154,717	189,394
Administrative services expenses	308,163	310,860	659,392	619,958
Income incentive fees	1,312,314	1,234,616	2,281,140	2,255,843
Capital gains incentive fees	522,019	—	522,019	—
Professional fees	224,121	219,487	693,259	447,164
Directors' fees	79,000	79,000	171,000	171,000
Insurance expense	86,649	110,466	172,346	219,718
Interest expense and other fees	3,012,644	1,780,809	5,477,624	3,849,439
Other general and administrative expenses	278,181	174,353	399,407	336,205
Total Operating Expenses	$7,892,421	$5,455,906	$14,328,823	$11,176,259
Net Investment Income	$4,727,236	$4,938,459	$9,202,615	$9,082,086
Net Realized Gain (Loss) on Non-Controlled, Non-Affiliated Investments and Cash Equivalents	$1,075,964	$54	$2,411,233	$(711,997)
Net Change in Unrealized Appreciation on Non-Controlled, Non-Affiliated Investments and Cash Equivalents	$1,809,240	$1,039,586	$3,414,706	$3,763,021
Net Change in Unrealized Appreciation on Non-Controlled, Affiliated Investments and Cash Equivalents	-	66,667	(72,185)	(72,185)
Benefit (provision) for taxes on unrealized gain on investments	$(9,194)	$—	$(9,194)	$8,593
Net Increase in Net Assets Resulting from Operations	$7,603,246	$6,044,766	$14,947,175	$12,069,518
Net Investment Income Per Share	$0.30	$0.32	$0.58	$0.65
Net Increase in Net Assets Resulting from Operations Per Share	$0.48	$0.39	$0.94	$0.87
Weighted Average Shares of Common Stock Outstanding	15,953,810	15,347,814	15,953,328	13,921,808
Distributions Per Share	$0.34	$0.34	$0.68	$0.68

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	six	six
	months ended	months ended
	June 30,	June 30,
	2018	2017
Increase in Net Assets Resulting from Operations
Net investment income	$9,202,615	$9,082,086
Net realized gain/(loss) on investments and cash equivalents	2,411,233	(711,997)
Net change in unrealized appreciation on investments and cash equivalents	3,342,521	3,690,836
Benefit (provision) for taxes on unrealized appreciation on investments	(9,194)	8,593
Net Increase in Net Assets Resulting from Operations	$14,947,175	$12,069,518
Stockholder distributions
Net investment income	(10,845,182)	(9,558,748)
Total Distributions	$(10,845,182)	$(9,558,748)
Capital share transactions
Issuance of common stock	$94,788	$44,591,250
Sales load	—	(1,296,625)
Offering costs	—	(234,007)
Partial Share Redemption	(568)	—
Net increase in net assets resulting from capital share transactions	$94,220	$43,060,618
Total increase in net assets	$4,196,213	$45,571,388
Net assets at beginning of period	$220,247,242	$170,881,785
Net assets at end of period (includes $2,078,361 and $912,456 of distributions in excess of net investment income, respectively)	$224,443,455	$216,453,173

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the	For the
	six	six
	months ended	months ended
	June 30,	June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Increase in net assets resulting from operations	$14,947,175	12,069,518
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(166,916,853)	(47,994,614)
Proceeds from sales and repayments of investments	45,807,477	79,950,227
Net change in unrealized appreciation on investments	(3,342,521)	(3,690,836)
Increase in investments due to PIK	(297,965)	(145,445)
Amortization of premium and accretion of discount, net	(736,268)	(575,750)
Deferred tax provision (benefit)	9,194	(8,593)
Amortization of loan structure fees	170,335	247,181
Amortization of deferred financing costs	167,316	88,856
Amortization of loan fees on SBA-guaranteed debentures	280,605	161,313
Net realized loss (gain) on investments	(2,411,233)	711,997
Changes in other assets and liabilities
Decrease (increase) in interest receivable	(880,444)	593,912
Increase in other receivable	(37,647)	(7,595)
Decrease in prepaid expenses	145,518	153,503
Decrease in management fees payable	(72,569)	(585,284)
Increase in incentive fees payable	1,153,673	70,343
Increase in capital gains incentive fees payable	522,019	—
Increase in administrative services payable	541	43,682
Increase (decrease) in interest payable	521,659	(85,667)
Increase in unearned revenue	72,806	2,333
Increase (decrease) in other accrued expenses and liabilities	496,892	(100,088)
Net cash provided by (used in) operating activities	$(110,400,290)	$40,898,993
Cash flows from financing activities
Proceeds from the issuance of common stock	$—	$44,591,250
Sales load for common stock issued	—	(1,296,625)
Offering costs paid for common stock issued	—	(234,007)
Stockholder distributions paid	(10,749,495)	(9,200,437)
Proceeds from SBA Debentures	40,000,000	—
Financing costs paid on SBA Debentures	(1,570,000)	—
Borrowings under credit facility	175,300,000	18,000,000
Repayments of credit facility	(96,750,000)	(95,000,000)
Partial Share Redemption	(568)	—
Net cash provided by (used in) financing activities	$106,229,937	$(43,139,819)
Net decrease in cash and cash equivalents	$(4,170,353)	$(2,240,826)
Cash and cash equivalents balance at beginning of period	25,110,718	9,194,129
Cash and cash equivalents balance at end of period	$20,940,365	$6,953,303
Supplemental and non-cash financing activities
Interest expense paid	$4,297,709	$3,432,756
Excise tax paid	27,717	37,648
Shares issued pursuant to Dividend Reinvestment Plan	94,788	—
Conversion from debt to equity	—	864,101
Increase in Distribution Payable	899	358,311

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	135,518	140,000	0.06%
Subtotal Non-controlled, affiliated investments											135,518	140,000	0.06%

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)(20)	Second Lien	3M L+10.50%	1.00%	0.00%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,283,316	$4,710,000	2.10%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	50,000	0.02%
Total											5,658,316	4,760,000	2.12%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	915 shares	915	899	0.00%
Preferred Units	(4)	Equity								915 shares	915,262	899,101	0.40%
Total							10/30/2015				916,177	900,000	0.40%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	977,252	0.44%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	2,882,748	1.28%
Total											1,004,250	3,860,000	1.72%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	1M L+5.75%	1.00%	7.84%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$5,795,833	5,747,609	5,795,833	2.58%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	495,283	730,000	0.33%
Total											6,242,892	6,525,833	2.91%
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.00%	1.00%	12.34%		3/27/2017	9/27/2022	FIRE: Insurance	$5,000,000	4,917,548	5,000,000	2.23%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	500,000	0.22%
Total											5,417,548	5,500,000	2.45%
BFC Solmetex, LLC	(19)								Nashville, TN
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.59%		4/2/2018	4/2/2023	Services: Business	$7,860,636	7,747,524	7,750,000	3.45%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.59%		4/2/2018	4/2/2023		$1,222,494	1,204,903	1,200,000	0.53%
Total											8,952,427	8,950,000	3.98%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(12)(13)(22)	First Lien	3M L+6.00%	1.00%	10.55%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,253,248	16,610,000	7.40%
BW DME Holdings, LLC, Term Loan (SBIC)	(6)	Unsecured	17.50%			17.50%	6/1/2018	12/31/2019		$254,673	254,673	250,000	0.11%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,037,547	0.46%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	972,453	0.43%
Total											18,445,182	18,870,000	8.40%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

June 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	3M L+8.50%	0.50%	10.81%		12/23/2015	12/31/2020	Automotive	$98,746	97,642	98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+8.50%	0.50%	10.81%		12/23/2015	12/31/2020		$7,702,191	7,616,097	7,702,191	3.43%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/23/2015			149,828 shares	149,828	190,000	0.08%
Total											7,863,567	7,990,937	3.55%
Catapult Learning, Inc.	(8)								Camden, NJ
Term Loan	(12)(13)(22)	First Lien	2M L+6.35%	1.00%	11.50%		6/27/2018	4/24/2023	Education	$20,856,549	20,439,418	20,440,000	9.11%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	497,385	460,000	0.20%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	11.11%		10/11/2017	4/27/2025	Services: Business	$13,750,000	13,491,914	13,680,000	6.10%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/11/2017			500,000 shares	442,197	309,538	0.14%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/11/2017			500,000 shares	57,804	40,462	0.02%
Total											13,991,915	14,030,000	6.26%
Dream II Holdings, LLC									Boca Raton, FL
Class A Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	260,000	0.12%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(12)	First Lien	3M L+7.50%	1.50%	9.85%		4/13/2018	4/13/2023	Energy: Oil & Gas	$13,795,313	13,530,099	13,520,000	6.02%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	776,316	776,316	0.35%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	723,684	723,684	0.32%
Total											15,030,099	15,020,000	6.69%
Empirix Inc.									Billerica, MA
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	11.81%		11/1/2013	5/1/2020	Software	$11,657,850	11,574,680	11,657,850	5.19%
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.50%	1.00%	11.81%		11/1/2013	5/1/2020		$9,750,000	9,678,405	9,750,000	4.34%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013			1,304 shares	1,304,232	1,356,300	0.60%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	13,700	0.01%
Total											22,570,491	22,777,850	10.14%
Energy Labs Inc.									Houston, TX
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.00%	0.50%	12.20%		9/29/2016	9/29/2021	Energy: Oil & Gas	$8,442,748	8,309,338	8,440,000	3.76%
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016			500 shares	500,000	370,000	0.16%
Total											8,809,338	8,810,000	3.92%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.25%	0.75%	10.24%		12/30/2014	12/30/2019	Hotel, Gaming, & Leisure	$3,107,733	3,085,522	3,107,733	1.38%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014			118 shares	117,670	243,750	0.11%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	3,017	6,250	0.00%
Total											3,206,209	3,357,733	1.49

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

June 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Fast Growing Tree, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	3M L+7.75%	1.00%	10.09%		2/5/2018	02/05/23	Retail	$20,405,000	20,024,193	20,100,000	8.96%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	1,070,000	0.48%
Total											21,024,193	21,170,000	9.44%
Fumigation Holdings, Inc.									Liberty, MO
Class A Common Stock	(4)	Equity					6/30/2015		Chemicals, Plastics, & Rubber	250 shares	0	290,000	0.13%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	3M L+9.00%	0.50%	11.34%		6/10/2016	6/10/2021	Consumer Goods: Durable	$15,284,585	15,045,568	15,280,000	6.81%
Furniture Factory Holdings, LLC Term Loan	(11)	Unsecured	11.00%				6/10/2016	2/3/2021		$122,823	122,823	120,000	0.05%
Sun Furniture Factory, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	240,000	0.11%
Total											15,262,960	15,640,000	6.97%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	12.58%		2/6/2015	1/30/2022	Education	$5,000,000	4,939,453	4,480,000	2.00%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(12)	Second Lien	3M L+9.00%	1.50%	11.34%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,412,048	4,410,000	1.96%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	10.68%		6/29/2018	6/29/2023	Beverage, Food, & Tobacco	$28,500,000	27,930,000	27,930,000	12.44%
HV GS Acquisition, LLC Class A Preferred Units	(4)	Equity					6/29/2018			1,000 shares	1,000,000	1,000,000	0.45%
HV GS Acquisition, LLC Class B Common Units	(4)	Equity					6/29/2018			28,125 shares	0	0	0.00%
Total											28,930,000	28,930,000	12.89%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(12)	First Lien	3M L+7.00%	1.50%	9.37%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,750,000	4,750,000	4,180,000	1.86%
Term Loan	(15)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,105,100	900,000	0.40%
Total											8,855,100	5,080,000	2.26%
Hostway Corporation									Chicago, IL
Term Loan	(12)	Second Lien	3M L+4.25%	1.25%	6.34%		12/27/2013	12/13/2020	High Tech Industries	$6,750,000	6,690,278	6,040,000	2.69%
ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)	Second Lien	3M L+9.00%	1.00%	11.34%		1/2/2018	7/1/2024	Finance	$10,000,000	9,811,058	9,900,000	4.41%
ICD Holdings, LLC, Class A Preferred	(4)(5)	Equity					1/2/2018			9,962 shares	496,218	540,000	0.24%
Total											10,307,276	10,440,000	4.65%
J.R. Watkins, LLC	(9)								San Francisco, CA
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.25%	8.84%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,437,500	12,209,286	12,310,000	5.48%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,000 shares	1,000,000	1,020,000	0.45%
Total											13,209,286	13,330,000	5.93%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan	(12)(13)(22)	First Lien	3M L+7.50%	3.07%	10.57%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,562,412	9,560,000	4.26%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

June 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Keais Records Service, LLC									Houston, TX
Term Loan	(12)	Second Lien	3M L+10.50%	0.50%	12.84%		6/30/2016	6/30/2022	Services: Business	$7,750,000	7,647,383	7,750,000	3.45%
Keais Holdings, LLC Class A Units	(4)	Equity					6/30/2016			148,335 units	748,239	720,000	0.32%
Total											8,395,622	8,470,000	3.77%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,361,700	9,222,329	9,130,000	4.07%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	3M L+8.25%	1.25%	10.58%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,796,857	6,840,000	3.05%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	10.09%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,792,356	4,757,416	4,790,000	2.13%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	57,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	513,000	0.23%
Total											5,257,416	5,360,000	2.39%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	11.84%		10/13/2017	4/16/2024	Software	$14,750,000	14,473,288	14,600,000	6.50%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	3M L+10.25%	0.75%	12.59%		11/1/2016	5/1/2022	Software	$21,500,000	21,124,857	21,500,000	9.58%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	455,385	750,000	0.33%
Total											21,580,242	22,250,000	9.91%
MBS Holdings, Inc.									Birmingham, AL
Series E Preferred Stock	(4)	Equity					3/10/2014		Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	3,298,301	1.47%
Series F Preferred Stock	(4)	Equity					3/10/2014			399,308 shares	206,682	681,699	0.30%
Total											1,206,682	3,980,000	1.77%
MTC Parent, L.P.									Oak Brook, IL
Class A-2 Common Units	(4)	Equity					12/1/2015		Finance	750,000 shares	0	2,470,000	1.10%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,859,516	9,800,000	4.37%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	370,000	0.16%
Total											10,359,516	10,170,000	4.53%
OGS Holdings, Inc.									Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity					4/22/2014		Services: Government	11,521 shares	50,001	110,000	0.05%
Price for Profit, LLC	(17)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	8.84%		1/31/2018	1/31/2023	Services: Business	$10,931,250	10,727,707	10,770,000	4.80%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	820,000	0.37%
Total											11,477,707	11,590,000	5.17%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	3M L+9.75%	1.00%	10.13%	2.00%	8/30/2017	10/30/2020	Services: Consumer	$17,796,372	17,461,398	17,620,000	7.85%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

June 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Refac Optical Group, et al									Blackwood, NJ
Revolver	(10)(12)	First Lien	1M L+8.00%		10.10%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.39%
Term A Loan	(12)	First Lien	1M L+8.00%		10.10%		11/7/2012	9/30/2018		$708,167	708,167	708,167	0.32%
Term B Loan	(6)(12)	First Lien	1M L+10.75%		11.10%	1.75%	11/7/2012	9/30/2018		$6,501,106	6,501,106	6,501,106	2.90%
Total											8,089,273	8,089,273	3.61
Resolute Industrial, LLC	(14)								Wheeling, IL
Term Loan	(12)(21)(22)	First Lien	3M L+7.62%	1.00%	9.92%		7/26/2017	7/26/2022	Capital Equipment	$3,797,222	3,745,052	3,780,000	1.68%
Term Loan (SBIC)	(2)(12)(21)(22)	First Lien	3M L+7.62%	1.00%	9.92%		7/26/2017	7/26/2022		$13,290,278	13,107,641	13,220,000	5.89%
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity					7/26/2017			601 units	750,000	1,120,000	0.50%
Total											17,602,693	18,120,000	8.07%
Roberts-Gordon, LLC									Buffalo, NY
Term Loan	(12)	Second Lien	3M L+10.00%	1.00%	12.34%		6/30/2017	1/1/2022	Construction & Building	$7,200,000	7,081,284	7,160,000	3.19%
Specified Air Solutions, LLC Class A Common Units	(4)	Equity					6/30/2017			3,846 shares	500,045	440,000	0.20%
Total											7,581,329	7,600,000	3.39%
Sitel Worldwide Corporation									Nashville, TN
Term Loan	(12)	Second Lien	3M L+9.50	1.00%	11.88%		9/22/2015	9/18/2022	High Tech Industries	$10,000,000	9,861,128	10,000,000	4.46%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2019	Finance	$17,500,000	17,445,736	17,330,000	7.72%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	1,110,000	0.49%
Total											18,608,280	18,440,000	8.21%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)	First Lien	3M L+6.50	1.00%	8.83%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,961,500	14,888,374	14,960,000	6.67%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	221,342	0.10%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	88,658	0.04%
Total											15,106,860	15,270,000	6.81%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(12)(13)(22)	First Lien	3M L+6.50%	1.00%	9.05%		8/16/2017	8/16/2022	High Tech Industries	$19,234,973	18,821,654	19,230,000	8.57%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,278,146	6,290,000	2.80%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	510,000	0.23%
Total											6,778,146	6,800,000	3.03%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	13.09%		10/20/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,784,723	5,875,000	2.62%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/20/2016			250,000 shares	231,521	520,000	0.23%
Total											6,016,244	6,395,000	2.85%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	1M L+10.50%	1.00%	12.49%		6/8/2015	6/8/2020	Finance	$4,500,000	4,479,586	4,500,000	2.00%
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015			441 units	441,000	520,380	0.23%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			50 Units	50,000	59,000	0.03
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,620	0.00%
Total											4,979,586	5,090,000	2.26%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

June 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	11.59%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,869,994	8,960,000	3.99%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	500,000	0.22%
Total											9,369,994	9,460,000	4.21%
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)(20)	Unsecured	3M L+11.00%	1.00%	0.00%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,236,656	630,000	0.28%
WCI Holdings LLC Class A Preferred Units	(4)	Equity					6/30/2016			56 units	55,550	0	0.00%
WCI Holdings LLC Class B Common Units	(4)	Equity					6/30/2016			3,044 units	3,044	0	0.00%
Total											1,295,250	630,000	0.28%

Total Non-controlled, non-affiliated investments											492,872,019	499,596,626	222.59%
Net Investments											493,007,537	499,736,626	222.66%
LIABILITIES IN EXCESS OF OTHER ASSETS												(275,293,171)	(122.66)%
NET ASSETS												224,443,455	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC subsidiary, which include $9,085,503 of cash and $198,558,584 of investments (at cost) are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.

(3)	These loans have LIBOR or Euro Floors that are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 88% of the Company’s total assets as of June 30, 2018.

(6)	Represents a PIK security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,143,451, with an interest rate of LIBOR plus 6.35% and a maturity of April 23, 2023. This investment is accruing an unused commitment fee of 1.00% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

June 30, 2018

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 6.50% and a maturity of December 22, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.

(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn commitment in an amount not to exceed $5,750,000, with an interest rate of LIBOR plus 7.62% and a maturity of July 26, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since November 1, 2017.

(16)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(17)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 6.50% and a maturity of January 31, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $916,870, with an interest rate of LIBOR plus 6.25% and a maturity of April 02, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(20)	Investment has been on non-accrual since March 29, 2018.

(21)	This loan is a last-out term loan with a set contractual rate that equals the current applicable LIBOR rate.

(22)	This loan is a unitranche investment.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	$1,052,185	$990,000	0.45%
Subtotal Non-controlled, affiliated investments											1,052,185	990,000	0.45%
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.50%	1.00%	12.20%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	5,272,397	5,220,000	2.37%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	180,000	0.08%
Total											5,647,397	5,400,000	2.45%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	766 shares	766	579	0.00%
Preferred Units	(4)	Equity					10/30/2015			766 shares	765,676	579,421	0.26%
Total											766,442	580,000	0.26%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	820,284	0.37%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	2,419,714	1.10%
Total											1,004,250	3,239,998	1.47%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	7.94%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$6,879,167	6,816,044	6,879,167	3.12%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	500,000	620,000	0.28%
Total											7,316,044	7,499,167	3.40%
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.00%	1.00%	11.70%		3/27/2017	9/27/2022	Insurance	$5,000,000	4,910,226	5,000,000	2.27%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	500,000	0.23%
Total											5,410,226	5,500,000	2.50%
Binder & Binder National Social Security Disability Advocates, LLC	(8)								Hauppauge, NY
Residual claim from Term Loan	(4)	Unsecured					11/7/2012		Services: Consumer	$400,000	400,000	380,000	0.17%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(12)(13)(17)	First Lien	3M L+6.00%	1.00%	9.43%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$9,550,000	9,281,016	9,310,000	4.23%
BW DME Holdings, LLC Class A Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,110,000	0.50%
Total											10,281,016	10,420,000	4.73%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	1M L+8.50%	0.50%	9.74%		12/23/2015	12/31/2020	Automotive	$98,746	$97,451	$98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+8.50%	0.50%	9.74%		12/23/2015	12/31/2020		$7,702,191	7,601,191	7,700,000	3.50%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/23/2015			149,828 shares	149,828	260,000	0.12%
Total											7,848,470	8,058,746	3.66%
Catapult Learning, LLC et al									Camden, NJ
Term Loan	(13)(17)	First Lien	3M L+6.50%	1.00%	9.30%		8/6/2015	7/16/2020	Education	$12,335,526	12,264,670	12,335,526	5.60%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	497,388	470,000	0.21%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	10.12%		10/27/2017	4/27/2025	Services: Business	$13,750,000	13,479,122	13,480,000	6.12%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	442,197	0.20%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	57,804	0.03%
Total											13,979,123	13,980,001	6.35%
Douglas Products & Packaging Company, LLC									Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.50%	0.50%	12.20%		6/30/2015	12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,902,087	9,000,000	4.09%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity					6/30/2015			250 shares	250,000	530,000	0.24%
Total											9,152,087	9,530,000	4.33%
Dream II Holdings, LLC									Boca Raton, FL
Class A Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	420,000	0.19%
Empirix Inc.									Billerica, MA
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	10.88%		11/1/2013	5/1/2020	Software	$11,657,850	11,554,734	11,657,850	5.29%
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.50%	1.00%	10.88%		11/1/2013	5/1/2020		$9,750,000	9,662,051	9,750,000	4.43%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013			1,304 shares	1,304,232	831,600	0.38%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	8,400	0.00%
Total											22,534,191	22,247,850	10.10%
Energy Labs Inc.									Houston, TX
Term Loan (SBIC)	(2)(13)(17)	First Lien	3M L+7.00%	0.50%	11.58%		9/29/2016	9/29/2021	Energy: Oil & Gas	$5,300,000	5,214,783	5,300,000	2.41%
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016			500 shares	500,000	410,000	0.19%
Total											5,714,783	5,710,000	2.60%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.25%	0.75%	9.62%		12/30/2014	12/30/2019	Hotel, Gaming, & Leisure	$3,193,890	3,164,255	3,190,000	1.45%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014			118 shares	117,670	224,250	0.10%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	$3,017	$5,750	0.00%
Total											3,284,942	3,420,000	1.55
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	3M L+9.00%	0.50%	10.70%		6/10/2016	6/10/2021	Consumer Goods: Durable	$7,288,484	7,180,489	7,288,484	3.31%
Furniture Factory Holdings, LLC Term Loan	(11)	Unsecured	11.00%				6/10/2016	2/3/2021		$122,823	122,823	120,000	0.05%
Sun Furniture Factory, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	210,000	0.10%
Total											7,397,881	7,618,484	3.46%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	11.94%		2/6/2015	1/30/2022	Education	$5,000,000	4,932,726	5,000,000	2.27%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(17)	First Lien	3M L+7.25%	0.50%	11.96%		7/15/2016	7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,329,398	1,350,000	0.61%
Term Loan (SBIC)	(2)(13)(17)	First Lien	3M L+7.25%	0.50%	11.96%		7/15/2016	7/15/2021		$1,200,000	1,181,687	1,200,000	0.54%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity					7/15/2016			159 shares	159,375	150,000	0.07%
Good Source Holdings, LLC Class B Common Units	(4)	Equity					7/15/2016			4,482 shares	0	0	0.00%
Total											2,670,460	2,700,000	1.22%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(3)	First Lien	3M L+7.00%	1.50%	8.50%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,750,000	4,748,168	4,180,000	1.90%
Term Loan	(15)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,079,696	900,000	0.41%
Total											8,827,864	5,080,000	2.31%
Hostway Corporation									Chicago, IL
Term Loan	(12)	Second Lien	3M L+10.00%	1.25%	5.94%		12/27/2013	12/13/2020	High Tech Industries	$6,750,000	6,680,080	5,910,000	2.68%
J.R. Watkins, LLC	(9)								San Francisco, CA
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.25%	8.16%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,500,000	12,250,000	12,250,000	5.56%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,000 shares	1,000,000	1,000,000	0.45%
Total											13,250,000	13,250,000	6.01%
Keais Records Service, LLC									Houston, TX
Term Loan	(12)	Second Lien	3M L+10.50%	0.50%	12.20%		6/30/2016	6/30/2022	Services: Business	$7,750,000	7,637,741	7,750,000	3.52%
Keais Holdings, LLC Class A Units	(4)	Equity					6/30/2016			148,335 units	765,600	780,000	0.35%
Total											8,403,341	8,530,000	3.87%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,315,194	9,162,066	9,180,000	4.17%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	3M L+8.25%	1.25%	9.94%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,785,894	6,840,000	3.11%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	9.57%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,875,000	$4,835,088	$4,875,000	2.21%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	56,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	504,000	0.23%
Total											5,335,088	5,435,000	2.47%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	11.20%		10/16/2017	4/16/2024	Software	$12,500,000	12,254,448	12,250,000	5.56%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	3M L+10.25%	0.75%	11.95%		11/1/2016	5/1/2022	Software	$9,000,000	8,849,293	9,000,000	4.09%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	750,000	980,000	0.44%
Total											9,599,293	9,980,000	4.53%
MBS Holdings, Inc.									Birmingham, AL
Series E Preferred Stock	(4)	Equity					3/10/2014		Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	2,386,710	1.08%
Series F Preferred Stock	(4)	Equity					3/10/2014			399,308 shares	206,682	493,290	0.22%
Total											1,206,682	2,880,000	1.30%
MTC Parent, L.P.									Oak Brook, IL
Class A-2 Common Units	(4)	Equity					12/1/2015		Finance	750,000 shares	28,842	2,200,000	1.00%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,845,090	9,900,000	4.49%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	350,000	0.16%
Total											10,345,090	10,250,000	4.65%
OGS Holdings, Inc.									Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity					4/22/2014		Services: Government	11,521 shares	50,001	100,000	0.05%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	3M L+9.75%	1.00%	9.50%	2.00%	8/30/2017	10/30/2020	Services: Consumer	$17,617,786	17,220,312	17,270,000	7.84%
Refac Optical Group, et al									Blackwood, NJ
Revolver	(10)(12)	First Lien	1M L+8.00%		9.56%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.40%
Term A Loan	(12)	First Lien	1M L+8.00%		9.56%		11/7/2012	9/30/2018		$943,367	943,367	940,000	0.43%
Term B Loan	(6)(12)	First Lien	1M L+10.75%		10.56%	1.75%	11/7/2012	9/30/2018		$6,464,716	6,464,716	6,460,000	2.93%
Total											8,288,083	8,280,000	3.76
Resolute Industrial, LLC	(14)								Wheeling, IL
Term Loan	(12)(16)(17)	First Lien	3M L+7.62%	1.00%	8.95%		7/26/2017	7/26/2022	Capital Equipment	$3,797,222	3,731,397	3,740,000	1.70%
Term Loan (SBIC)	(2)(12)(16)(17)	First Lien	3M L+7.62%	1.00%	8.95%		7/26/2017	7/26/2022		$13,290,278	13,059,850	13,090,000	5.94%
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity					7/26/2017			601 units	750,000	760,000	0.35%
Total											17,541,247	17,590,000	7.99%
Roberts-Gordon, LLC									Buffalo, NY
Term Loan	(12)	Second Lien	3M L+10.00%	1.00%	11.70%		6/30/2017	1/1/2022	Construction & Building	$7,200,000	7,068,278	7,130,000	3.24%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Specified Air Solutions, LLC Class A Common Unites	(4)	Equity					6/30/2017			3,846 shares	$500,045	$600,000	0.27%
Total											7,568,323	7,730,000	3.51%
Sitel Worldwide Corporation									Nashville, TN
Term Loan	(12)	Second Lien	3M L+9.50	1.00%	10.88%		9/24/2015	9/18/2022	High Tech Industries	$10,000,000	9,848,614	9,950,000	4.52%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2019	Finance	$20,000,000	19,886,350	19,800,000	8.99%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	770,000	0.35%
Total											21,048,894	20,570,000	9.34%
SPM Capital, LLC									Bloomington, MN
Term Loan	(12)	First Lien	3M L+6.50	1.50%	8.19%		12/10/2012	10/31/2018	Healthcare & Pharmaceuticals	$5,421,770	5,421,770	5,420,000	2.46%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)	First Lien	3M L+6.50	1.00%	8.16%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$15,000,000	14,919,983	14,920,000	6.77%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			3,598 shares	156,001	307,023	0.14%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	122,977	0.06%
Total											15,138,469	15,350,000	6.97%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(12)(13)(17)	First Lien	3M L+6.50%	1.00%	8.71%		8/16/2017	8/16/2022	High Tech Industries	$20,000,000	19,529,783	19,600,000	8.90%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,373,100	6,258,780	6,250,000	2.84%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	330,000	0.15%
Total											6,758,780	6,580,000	2.99%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	12.45%		10/26/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,775,974	5,875,000	2.67%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/26/2016			250,000 shares	250,000	340,000	0.15%
Total											6,025,974	6,215,000	2.82%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	1M L+11.75%	1.00%	13.12%		6/8/2015	6/8/2020	Finance	$4,500,000	4,474,973	4,500,000	2.04%
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015			441 units	441,000	578,200	0.26%
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	11,800	0.01%
Total											4,924,973	5,090,000	2.31%
VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	10.95%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,846,185	8,910,000	4.05%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	500,000	0.23%
Total											9,346,185	9,410,000	4.28%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)	Unsecured	3M L+11.00%	1.00%	12.70%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	$1,235,188	$880,000	0.40%
WCI Holdings LLC Class A Preferred Units	(4)	Equity					6/30/2016			56 units	55,550	0	0.00%
WCI Holdings LLC Class B Common Units	(4)	Equity					6/30/2016			3,044 units	3,044	0	0.00%
Total											1,293,782	880,000	0.40%
Zemax, LLC									Redmond, WA
Term Loan (SBIC)	(2)(12)	Second Lien	1M L+10.00%	1.00%	11.60%		10/23/2014	4/23/2020	Software	$3,962,500	3,922,743	3,960,000	1.80%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity					10/23/2014			24,500 units	5,000	11,200	0.01%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity					10/23/2014			5,000 shares	245,000	548,800	0.25%
Total											4,172,743	4,520,000	2.06%
Total Non-controlled, non-affiliated investments											367,401,021	370,849,772	168.38%
Net Investments											368,453,206	371,839,772	168.83%
LIABILITIES IN EXCESS OF OTHER ASSETS												(151,592,530)	(68.83)%
NET ASSETS												$220,247,242	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC Subsidiary, which include $5,258,500 of cash and $154,149,450 of investments (at cost) are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.

(3)	These loans have LIBOR or Euro Floors that are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 86% of the Company’s total assets as of December 31, 2017.

(6)	Represents a PIK security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	In the fourth quarter of 2016, Binder & Binder National Social Security Disability, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s fair value has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time, the Company does not expect to receive any additional repayment other than the court awarded amount.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 6.50% and a maturity of December 22, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.

(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn commitment in an amount not to exceed $5,750,000, with an interest rate of LIBOR plus 7.62% and a maturity of July 26, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since November 1, 2017.

(16)	This loan is a last-out term loan with a set contractual rate that equals the current applicable LIBOR rate.

(17)	This loan is a unitranche investment.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

As of June 30, 2018, the Company had issued a total of 15,953,810 shares and raised $235,743,464 in gross proceeds since Inception, incurring $7,566,535 in offering expenses and sales load fees for net proceeds from offerings of $228,176,928. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

The Company has established the following wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC – ICD Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. SBA regulations currently limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2018 and December 31, 2017, the SBIC subsidiary had $75,000,000 and $67,500,000 of regulatory capital, respectively, as such term is defined by the SBA, and had received commitments from the SBA of $150,000,000 and $90,000,000, respectively. As of June 30, 2018 and December 31, 2017, the SBIC subsidiary had $130,000,000 and $90,000,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of SBIC investments with respect to the Credit Facility.

As a BDC, we are required to comply with certain regulatory requirements. We were formerly only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, was equal to at least 200% (or 150% if certain requirements were met) after giving effect to such leverage. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by shareholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5,000,000 to $50,000,000 of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and unsecured debt financing, with corresponding equity co-investments. It sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2018 and June 30, 2017 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017. In accordance with Regulation S-X under the Securities Act of 1933, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At June 30, 2018, cash balances totaling $426,928 exceeded FDIC insurance protection levels of $250,000 by $176,928, subjecting the Company to risk related to the uninsured balance. In addition, at June 30, 2018, the Company held $20,513,537 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 9). On June 30, 2018, and December 31, 2017, we held no U.S. Treasury Bills.

Fair Value Measurements

We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (‘‘ASC Topic 820’’). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBA-guaranteed debentures approximate fair value because the interest rates adjusts to the market interest rates (Level 3 input). The carrying value of our Notes is based on the closing price of the security (level 2 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. No such costs were capitalized during the quarter ended June 30, 2018.

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
June 30, 2018
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
June 30, 2018
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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Deducted from other general and administrative expense for the six months ended June 30, 2018 is a refund of the estimated excise tax paid relating to the year ended December 31, 2016 of $37,648. Included in other general and administrative expenses for the six months ended June 30, 2017 is an additional estimate of $14,985 related to the estimated excise tax for the year ended December 31, 2016. The Company accrued $22,663 as of December 31, 2016 and paid $37,648 during the six months ending June 30, 2017.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of June 30, 2018 and December 31, 2017, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and six months ended June 30, 2018 and 2017, were de minimis.

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
June 30, 2018
(Unaudited)

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

For the three and six months ended June 30, 2018, the Company recorded deferred income tax provision of $9,194 and $9,194, respectively, related to the Taxable Subsidiaries. For the three and six months ended June 30, 2017, the Company recorded deferred income tax benefit of $0 and $8,593, respectively, related to the Taxable Subsidiaries. In addition, as of June 30, 2018 and December 31, 2017, the Company had a deferred tax liability of $9,194 and $0, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this guidance effective January 1, 2018. Note, the guidance exempts interest income from the above guidance, indicating recognition will remain the same. We have completed our analysis on the above guidance and have concluded on the recognition treatment of other income streams such as repayment penalty fees, origination fees, miscellaneous fees etc. Stellus will continue to recognize origination fees over the life of the loan. Repayment penalty fees will be recognized immediately if a repayment is made and miscellaneous fees such as administration fees will be recognized on the contract renewal date or other discrete point in time per the credit agreement. Per the Topic 606 update, Stellus’ timing of its revenue recognition will remain the same for the identified revenue streams as previously reported.

In November 2015, the FASB issued ASU 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. The guidance was effective for the Company as of January 1, 2017 and there has been no material impact on its consolidated financial statement.

In January 2016, the FASB issued ASU No. 2016-01 — Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company adopted this standard effective January 1, 2018, which has not had a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The update is effective for annual periods beginning after December 31, 2018, and interim periods within those annual periods. The Company is currently assessing the impact of the guidance, however, it does not expect any impact of this new guidance on its consolidated financial statements to be material.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with Stellus Capital pursuant to which Stellus Capital swerves as its investment advisor. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital an annual base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an annual incentive fee.

For the three and six months ended June 30, 2018, the Company recorded an expense for base management fees of $2,049,023 and $3,797,919, respectively. For the three and six months ended June 30, 2017, the Company recorded an expense for base management fees of $1,523,010 and $3,087,538, respectively. As of June 30, 2018 and December 31, 2017, $1,549,023 and $1,621,592, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

Investment Income Incentive Fee

The investment income component (“ Income Incentive Fee”) is calculated, and payable to the Advisor, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% hurdle rate (also referred to as the “Hurdle”). Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the Hurdle but is less than 2.5% of net assets (also referred to as the “Catch-up”) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% of net assets.

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any Income Incentive Fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the Catch-up, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

For the three and six months ended June 30, 2018, the Company incurred $1,312,314 and $2,281,140 respectively, of Income Incentive Fees. For the three and six months ended June 30, 2017, the Company incurred $1,234,616 and $2,255,843, respectively, of Income Incentive Fees. As of June 30, 2018 and December 31, 2017, $1,525,320 and $371,647, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,294,688 and $175,738, respectively, were currently payable (as explained below). As of June 30, 2018 and December 31, 2017, $230,632 and $195,909 respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement. For both the three and six months ended June 30, 2018, the Company accrued $522,019 related to the Capital Gains incentive fee. The Company incurred no Capital Gains incentive fee for the three and six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, $522,019 and $0 in Capital Gains incentive fees were payable to the Advisor, respectively, none of which are currently payable.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income Incentive Fees Incurred	$1,312,314	$1,234,616	$2,281,140	$2,255,843
Capital Gains Incentive Fee Accrued	522,019	—	522,019	—
Incentive Fee Expense	$1,834,333	$1,234,616	$2,803,159	$2,255,843

	June 30,	December 31,
	2018	2017
Income Incentive Fee Currently Payable	$1,294,688	$175,738
Income Incentive Fee Deferred	230,632	195,909
Income Incentive Fee Payable	$1,525,320	$371,647

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	June 30,	December 31,
	2018	2017
Capital Gains Incentive Fee Deferred	522,019	—
Capital Gains Incentive Fee Payable	$522,019	$—

Director Fees

For the three and six months ended June 30, 2018, the Company recorded an expense relating to director fees of $79,000 and $171,000, respectively. For the three and six months ended June 30, 2017, the Company recorded an expense relating to director fees of $79,000 and $171,000, respectively. As of both June 30, 2018 and December 31, 2017, no fees were payable to the Company’s independent directors..

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions including co-investments with its affilates under the Order. As of June 30, 2018 and December 31, 2017, Cash and Cash Equivalents included $14,111 and $0, respectively, of cash due to other investment funds, some of which are managed by Stellus Capital, related to interest paid by a borrower to the Company as administrative agent. Any such amount are included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Included in administrative services expense for the three and six months ended June 30, 2018, the Company recorded expenses of $263,671 and $577,504, respectively, relating to the administration agreement. Included in administrative services expense for the three and six months ended June 30, 2017, the Company recorded expenses of $280,274 and $560,196, respectively, relating to the administration agreement. As of June 30, 2018 and December 31, 2017, $263,671 and $279,141, respectively, remained payable to Stellus Capital relating to the administration agreement.

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
June 30, 2018
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
Fiscal 2018
January 11, 2018	January 31, 2018	February 15, 2018	$0.1133
January 11, 2018	February 28, 2018	March 15, 2018	$0.1133
January 11, 2018	March 29, 2018	April 13, 2018	$0.1133
April 16, 2018	April 30, 2018	May 15, 2018	$0.1133
April 16, 2018	May 31, 2018	June 15, 2018	$0.1133
April 16, 2018	June 29, 2018	July 13, 2018	$0.1133
Total			$7.7244

Unless the stockholder elects to receive its distributions in cash, the Company intends to make such distributions in additional shares of the Company’s common stock under the Company’s dividend reinvestment plan. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s dividend reinvestment plan will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 7,931 and 0 shares, respectively, in connection with the distributions made during the three and six months ended June 30, 2018. No new shares were issued in connection with the distributions made during the three and six months ended June 30, 2017.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings and pursuant to the Company’s dividend reinvestment plan (“DRIP”).

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds (1)(2)	fees	Expenses	Proceeds	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,407	1,358,880	307,022	47,075,505	14.06
Six months ended June 30, 2018	7,931	94,220	—	—	94,220	11.95
Total	15,953,810	$235,743,464	$6,394,110	$1,172,426	$228,176,928

(1)	Net of partial share redemptions. Such share redemptions reduced gross proceeds by $568, $142, $29 and $31 in 2018, 2017, 2016 and 2015, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

(2)	Includes common shares issued under the DRIP of $94,788 during the six months ended June 30, 2018, $0 for the years ended 2017, 2016 and 2015, and $398,505, $938,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

The Company issued 7,931 and 0 shares of common stock during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, in connection with the stockholder DRIP.

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

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and six ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net increase in net assets resulting from operations	$7,603,246	$6,044,766	$14,947,175	$12,069,518
Average common shares	15,953,810	15,347,814	15,953,328	13,921,808
Basic and diluted earnings per common share	$0.48	$0.39	$0.94	$0.87

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

At June 30, 2018, the Company had investments in 52 portfolio companies. The total fair value and cost of the investments were $499,736,626 and $493,007,537, respectively. The composition of our investments as of June 30, 2018 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$247,689,976	$248,863,776
Senior Secured – Second Lien	197,566,143	194,262,850
Unsecured Debt	25,338,034	24,620,000
Equity	22,413,384	31,990,000
Total Investments	$493,007,537	$499,736,626

(1) Includes unitranche investments, which account for 23.9% of our portfolio at fair value. Unintranche structures may combine characteristics of traditional first lien senior secured as well as second lien and/or subordinated loans and our unitranche loan will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

At December 31, 2017, the Company had investments in 48 portfolio companies. The composition of our investments as of December 31, 2017 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$140,915,106	$141,006,923
Senior Secured – Second Lien	181,164,730	178,432,850
Unsecured Debt	27,903,141	27,430,000
Equity	18,470,229	24,969,999
Total Investments	$368,453,206	$371,839,772

(1) Includes unitranche investments, which account for 13.2% of our portfolio at fair value. Unintranche structures may combine characteristics of traditional first lien senior secured as well as second lien and/or subordinated loans and our unitranche loan will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2018 and December 31, 2017, the Company had nine and four such investments, respectively, with aggregate unfunded commitments of $13,996,988 and $8,686,667, respectively. The Company maintains sufficient liquidity to fund such unfunded commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2018 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$248,863,776	$248,863,776
Senior Secured – Second Lien	—	—	194,262,850	194,262,850
Unsecured Debt	—	—	24,620,000	24,620,000
Equity	—	—	31,990,000	31,990,000
Total Investments	$—	$—	$499,736,626	$499,736,626

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$141,006,923	$141,006,923
Senior Secured – Second Lien	—	—	178,432,850	178,432,850
Unsecured Debt	—	—	27,430,000	27,430,000
Equity	—	—	24,969,999	24,969,999
Total Investments	$—	$—	$371,839,772	$371,839,772

The following table shows the change in aggregate values of Level 3 portfolio investments during the six months ended June 30, 2018:

	Senior Secured	Senior Secured
	Loans - First	Loans - Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of year	$141,006,923	$178,432,850	$27,430,000	$24,969,999	$371,839,772
Purchases of investments	132,113,676	28,665,000	251,181	5,886,997	166,916,854
Payment-in-kind interest	57,299	225,092	15,575	—	297,966
Sales and redemptions	(25,724,356)	(12,836,737)	(2,891,822)	(4,365,070)	(45,807,985)
Realized gain	—	—	—	2,411,233	2,411,233
Change in unrealized appreciation (depreciation)	1,081,985	(571,412)	(244,895)	3,076,841	3,342,519
Amortization of premium and accretion of discount, net	328,249	348,057	59,961	—	736,267
Transfer from Level 2	—	—	—	—	—
Fair value at end of period	$248,863,776	$194,262,850	$24,620,000	$31,990,000	$499,736,626
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2018	$1,189,986	$(436,243)	$(264,893)	$3,377,467	$3,866,317

There were no Level 3 transfers during the six months ended June 30, 2018.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table shows the change in aggregate values of Level 3 portfolio investments during the year ended December 31, 2017:

	Senior Secured	Senior Secured
	Loans - First	Loans - Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of year	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Purchases of investments	85,892,733	73,388,500	6,203,400	6,686,613	172,171,246
Payment-in-kind interest	113,723	319,629	66,244	—	499,596
Sales and redemptions	(57,242,106)	(47,725,650)	(49,578,812)	(9,369,308)	(163,915,876)
Transfer from term loan to equity	(864,101)	—	—	864,101	—
Net realized gain (loss)	(626,949)	—	—	5,367,925	4,740,976
Change in unrealized appreciation (depreciation)	(126,190)	(2,146,961)	(278,564)	2,488,782	(62,933)
Amortization of premium and
accretion of discount, net	377,608	525,944	292,320	—	1,195,872
Transfer from Level 2	—	9,550,000	—	—	9,550,000
Fair value at end of year	$141,006,923	$178,432,850	$27,430,000	$24,969,999	$371,839,772
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2017	$(498,183)	$(1,679,419)	$(278,567)	$3,465,063	$1,008,894

During the year ended December 31, 2017, there was one transfer from a Level 2 to a Level 3 because the observable inputs were not available. Transfers are reflected at the value of the securities at the beginning of the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2018:

			% of Total
	Cost	Fair Value	Investments
Texas	$115,747,591	$115,245,000	23.04%
California	83,589,216	84,510,000	16.91%
Illinois	45,565,962	48,175,833	9.64%
New Jersey	42,520,606	42,559,273	8.52%
New York	28,442,990	28,690,000	5.74%
Canada	25,618,511	26,070,000	5.22%
Massachusetts	22,570,491	22,777,850	4.56%
Arizona	21,651,391	22,227,733	4.45%
Ohio	21,763,878	21,950,000	4.39%
South Carolina	21,024,193	21,170,000	4.24%
Tennessee	18,813,555	18,950,000	3.79%
Arkansas	15,262,960	15,640,000	3.13%
Georgia	5,983,836	8,950,000	1.79%
Pennsylvania	7,863,567	7,990,937	1.60%
Puerto Rico	8,855,100	5,080,000	1.02%
North Carolina	4,939,453	4,480,000	0.90%
Alabama	1,206,682	3,980,000	0.80%
Utah	1,295,250	630,000	0.13%
Missouri	-	290,000	0.06%
Florida	242,304	260,000	0.05%
Virginia	50,001	110,000	0.02%
	$493,007,537	$499,736,626	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of June 30, 2018:

			% of Total
	Cost	Fair Value	Investments
Software	$58,624,021	$59,627,850	11.93%
Services: Business	48,233,969	51,310,000	10.27%
Healthcare & Pharmaceuticals	42,913,168	39,935,833	7.99%
Finance	34,392,527	36,900,000	7.38%
High Tech Industries	35,373,060	35,270,000	7.06%
Beverage, Food, & Tobacco	30,225,250	29,560,000	5.92%
Retail	29,113,466	29,259,273	5.85%
Education	25,378,871	24,920,000	4.99%
Capital Equipment	24,380,839	24,920,000	4.99%
Consumer Goods: Durable	24,485,289	24,770,000	4.96%
Media: Broadcasting & Subscription	21,570,958	24,610,000	4.92%
Energy: Oil & Gas	23,974,955	23,970,000	4.80%
Services: Consumer	17,703,702	17,880,000	3.58%
Construction & Building	17,940,845	17,770,000	3.56%
Automotive	17,425,979	17,550,937	3.51%
Consumer goods: non-durable	13,209,286	13,330,000	2.67%
Chemicals, Plastics, & Rubber	11,674,560	11,445,000	2.29%
Transportation: Cargo	6,796,857	6,840,000	1.37%
Insurance	5,417,548	5,500,000	1.10%
Hotel, Gaming, & Leisure	3,206,209	3,357,733	0.67%
Environmental Industries	916,177	900,000	0.18%
Services: Government	50,001	110,000	0.02%
	$493,007,537	$499,736,626	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%

	$368,453,206	371,839,772	100.00%

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2018:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-3.77% to 5.52% (-0.69%)
		Income/Market	Risk free rates	0.31% to 1.72% (0.93%)
First lien debt	$248,863,776	approach (2)	Market multiples	5x to 21x (12x)(4)

			HY credit spreads,	-1.78% to 4.76% (0.05%)
		Income/Market	Risk free rates	0.38% to 1.67% (0.99%)
Second lien debt	$194,262,850	approach (2)	Market multiples	7x to 16x (12x)(4)

			HY credit spreads,	-0.83% to 3.92% (0.78%)
		Income/Market	Risk free rates	0.12% to 1.84% (0.90%)
Unsecured debt	$24,620,000	approach (2)	Market multiples	1x to 14x (5x)(4)

			Underwriting multiple/
Equity investments	$31,990,000	Market approach (5)	EBITDA Multiple	1x to 15x (9x)
Total Long Term Level 3 Investments	$499,736,626

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

(1)	Weighted average based on fair value as of June 30, 2018.
(2)	Including, but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.78% (-178 basis points) to 4.76% (476 basis points). The average of all changes was 0.05% (5 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2017:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-3.73% to 5.53% (-0.81%)
		Income/Market	Risk free rates	-0.24% to 1.12% (0.54%)
First lien debt	$141,006,923	approach (2)	Market multiples	11x to 13x (12x)(4)

			HY credit spreads,	-2.52% to 4.78% (-0.58%)
		Income/Market	Risk free rates	-0.28% to 1.01% (0.39%)
Second lien debt	$178,432,850	approach (2)	Market multiples	8x to 8x (8x)(4)

			HY credit spreads,	-0.67% to 3.93% (0.89%)
		Income/Market	Risk free rates	0.12% to 1.18% (0.52%)
Unsecured debt	$27,430,000	approach (2)	Market multiples	1x to 14x (13x)(4)

			Underwriting multiple/
Equity investments	$24,969,999	Market approach (5)	EBITDA Multiple	1x to 15x (9x)
Total Long Term Level 3 Investments	$371,839,772

(1)	Weighted average based on fair value as of December 31, 2017.
(2)	Including, but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

As of June 30, 2018 and December 31, 2017, the Company had unfunded commitments of $13,996,988 and $8,686,667, respectively, to provide debt financing for nine and four portfolio companies, respectively. As of June 30, 2018, the Company had sufficient liquidity to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	six months	six months
	ended	ended
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.81	$13.69
Net investment income	0.58	0.65
Change in unrealized appreciation	0.21	0.26
Net realized gain (loss)	0.15	(0.05)
Total from investment operations	$0.94	$0.86

Offering Cost	—	(0.02)
Stockholder distributions from:
Net investment income	(0.68)	(0.68)
Other(7)	—	(0.01)
Net asset value at end of period	$14.07	$13.84

Per share market value at end of period	$12.78	$13.71
Total return based on market value(2)	1.9%	19.4%
Weighted average shares outstanding	15,953,328	13,921,808

	For the		For the
	six months		six months
	ended		ended
	June 30, 2018		June 30, 2017
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$224,443,455		$216,453,173
Weighted Average net assets	$221,283,939		$172,029,910
Annualized ratio of gross operating expenses to net assets(3)(6)	13.06%		13.11%
Annualized ratio of interest expense and other fees to net assets(3)	4.99%		4.51%
Annualized ratio of net investment income to net assets(3)(6)	8.38%		10.65%
Portfolio Turnover(4)	10.55%		13.65%
Notes payable	$48,875,000		$25,000,000
Credit Facility payable	$119,300,000		$39,000,000
SBA Debentures	$130,000,000		$65,000,000
Asset coverage ratio(5)	2.33	x	4.38	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

(4)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(5)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(6)	These ratios include the impact of the benefit (provision) for income taxes related to unrealized loss on investments of ($9,194) and $8,593, respectively, for the six months ended June 30, 2018 and June 30, 2017, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for both the six months ended June 30, 2018 and 2017 is <0.01%.

(7)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2018, the Company was in compliance with these covenants. See Note 12 for discussion about additional amendments to the Credit Facility that occurred subsequent to June 30, 2018.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

As of June 30, 2018 and December 31, 2017, the outstanding balance under the Credit Facility was $119,300,000 and $40,750,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred total costs of $3,067,715 in connection with obtaining, amending, and maintaining the Original Facility. The Company incurred costs of $1,198,616 in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of June 30, 2018 and December 31, 2017, $1,247,186 and $1,417,521 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	June 30,	December 31,
	2018	2017
Credit Facility payable	$119,300,000	$40,750,000
Prepaid loan structure fees	1,247,186	1,417,521
Credit facility payable, net of prepaid loan structure fees	$118,052,814	$39,332,479

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest expense	$937,872	$541,064	$1,686,634	$1,436,731
Loan fee amortization	95,409	111,842	187,076	222,454
Commitment fees on unused portion	73,440	77,542	161,423	96,608
Administration fees	8,702	12,432	23,258	24,727
Total interest and financing expenses	$1,115,423	$742,880	$2,058,391	$1,780,520

Weighted average interest rate	4.6%	3.7%	4.5%	3.6%
Effective interest rate	5.0%	5.1%	5.0%	4.4%
Average debt outstanding	$81,547,253	$58,648,352	$74,911,878	$81,570,442

Cash paid for interest and unused fees	$1,083,045	$657,326	$1,731,063	$1,619,006

NOTE 10 — SBA DEBENTURES

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of June 30, 2018 and December 31, 2017, the SBIC subsidiary had $75,000,000 and $67,500,000 in regulatory capital, as such term is defined by the SBA.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

On a stand-alone basis, the SBIC subsidiary held $210,710,381 and $161,992,327 in assets at June 30, 2018 and December 31, 2017, respectively, which accounted for approximately 40.2%% and 40.4% of our total consolidated assets at June 30, 2018 and December 31, 2017, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of June 30, 2018 and December 31, 2017, the SBIC subsidiary had $130,000,000 and $90,000,000 of the SBA Debentures outstanding, respectively. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of June 30, 2018:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate		SBA Annual Charge

October 14, 2014	March 1, 2025	$6,500,000	2.52%		0.36%
October 17, 2014	March 1, 2025	6,500,000	2.52%		0.36%
December 24, 2014	March 1, 2025	3,250,000	2.52%		0.36%
June 29, 2015	September 1, 2025	9,750,000	2.83%		0.36%
October 22, 2015	March 1, 2026	6,500,000	2.51%		0.36%
October 22, 2015	March 1, 2026	1,500,000	2.51%		0.74%
November 10, 2015	March 1, 2026	8,800,000	2.51%		0.74%
November 18, 2015	March 1, 2026	1,500,000	2.51%		0.74%
November 25, 2015	March 1, 2026	8,800,000	2.51%		0.74%
December 16, 2015	March 1, 2026	2,200,000	2.51%		0.74%
December 29, 2015	March 1, 2026	9,700,000	2.51%		0.74%
November 28, 2017	March 1, 2028	25,000,000	3.19%		0.22%
April 27, 2018	September 1, 2028	8,000,000	2.75	%(1)	0.22%
April 27, 2018	September 1, 2028	8,000,000	2.75	%(1)	0.22%
April 27, 2018	September 1, 2028	8,000,000	2.75	%(1)	0.22%
April 27, 2018	September 1, 2028	8,000,000	2.75	%(1)	0.22%
April 27, 2018	September 1, 2028	8,000,000	2.75	%(1)	0.22%
Total SBA-guaranteed debentures		$130,000,000

(1)	Debenture interest rate will be set as determined by the SBA when pooled on September 19, 2018

As of June 30, 2018 and December 31, 2017, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2018 and December 31, 2017, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of June 30, 2018, the Company has incurred $4,652,500 in financing costs related to the SBA-guaranteed debentures since receiving our license, which were recorded as prepaid loan fees. As of June 30, 2018 and December 31, 2017, $3,470,582 and $2,181,187 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	June 30,	December 31,
	2018	2017
SBA debentures payable	$130,000,000	$90,000,000
Prepaid loan fees	3,470,582	2,181,187
SBA Debentures, net of prepaid loan fees	$126,529,418	$87,818,813

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest expense	$930,586	$503,391	$1,566,156	$1,001,250
Debenture fee amortization	179,937	81,100	280,605	161,311
Total interest and financing expenses	$1,110,523	$584,491	$1,846,761	$1,162,561

Weighted average interest rate	3.1%	3.1%	3.0%	3.1%
Effective interest rate	3.8%	3.6%	3.6%	3.6%
Average debt outstanding	$118,571,429	$65,000,000	$104,364,641	$65,000,000

Cash paid for interest	$—	$—	$1,161,490	$1,001,250

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

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest expense	$—	$406,250	$—	$812,500
Deferred financing costs	—	45,439	—	90,379
Administration fees	—	1,749	—	3,479
Total interest and financing expenses	$—	$453,438	$—	$906,358

Cash paid for interest	$—	$406,250	$—	$812,500

On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 15, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Company used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of both June 30, 2018 and December 31, 2017, the aggregate carrying amount of the 2022 Notes was approximately $48,875,000 and the fair value of the Notes was approximately $49,070,500 and $49,520,150, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1,688,961 of fees which are being amortized over the term of the 2022 Notes, of which $1,401,196 and $1,568,512 remains to be amortized as of June 30, 2018 and December 31, 2017, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest expense	$702,578	$—	$1,405,156	$—
Deferred financing costs	82,874	—	164,837	—
Administration fees	1,246	—	2,479	—
Total interest and financing expenses	$786,698	$—	$1,572,472	$—

Cash paid for interest	$702,578	$—	$1,405,156	$—

The following is a summary of the 2022 Notes Payable, net of deferred financing costs:

	June 30,	December 31,
	2018	2017
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	1,401,196	1,568,512
Notes payable, net of deferred financing costs	$47,473,804	$47,306,488

The indenture and supplements thereto relating to the 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act.

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On July 5, 2018 the Company received $3,978,499 in full realization on the equity of MBS Holdings, Inc., resulting in a realized gain of approximately $2,771,817.

On July 31, 2018, the Company received full repayment on the second lien term loan of Sitel Worldwide Corporation for total proceeds of $10.1 million, including a $0.1 million prepayment fee.

On August 3, 2018, the Company invested $7.5 million in the first lien term loan and $0.9 million in the unfunded delayed draw term loan of Adams Publishing Group, LLC, a platform of multiple newspaper and publishing businesses across the United States.

Credit Facility

The outstanding balance under the Credit Facility as of August 6, 2018 was $91.3 million.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

On August 2, 2018, the Credit Facility was amended to (1) increase the committed amount of the Credit Facility from $140,000,000 to $180,000,000 and (2) reduce the asset coverage minimum from 200% to 175%. The amendment also provides for the facility to be priced at LIBOR plus 2.75% to the extent that asset coverage is below 190% at the end of any calendar quarter.

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of August 6, 2018 was $147.5 million.

Dividend Declared

On July 12, 2018, the Company’s board of directors declared a regular monthly dividend for each of July, August and September 2018 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/12/2018	7/30/2018	7/31/2018	8/15/2018	$0.1133
7/12/2018	8/30/2018	8/31/2018	9/14/2018	$0.1133
7/12/2018	9/27/2018	9/28/2018	10/15/2018	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

June 30, 2018

(dollars in thousands)

Company	Investment(1)	December 31, 2017 Fair Value	Amount of Realized Gain / (Loss)	Amount of Unrealized Gain / (Loss)	Amount of Interest, Fees or Dividends Credit to Income(2)	Gross Additions(3)	Gross Reductions(4)	June 30, 2018 Fair Value
Non-control Investments
Affiliate investments

Glori Energy Production Inc.	Class A Common Units	$990	$-	$5	$-	$62	$(917)	$140
Amounts related to investments transferred to or from other 1940 Act Classification during the period			$-	$5	$-	$62	$(917)	$140
Total Non-Control/Non-Affiliate investments(5)			$2,411	$6,715	$-
Total Portfolio			$2,411	$6,720	$-

This schedule should be read in conjunction with Stellus’s consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)	The principal amount, the ownership detail for equity investments accrual status is included in the consolidated schedule of investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in "Amounts from investments transferred from other 1940 Act classifications during the period."

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

(5)	Net of deferred tax liability of $9,194 at June 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. Our investment activities are managed by our investment advisor, Stellus Capital.

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

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2018, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

As a BDC, we are required to comply with certain regulatory requirements. We were formerly only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, was equal to at least 200% (or 150% if certain requirements were met) after giving effect to such leverage. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by shareholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and unsecured debt financing, often times with a corresponding equity investment.

As of June 30, 2018, we had $499.7 million (at fair value) invested in 52 portfolio companies. As of June 30, 2018, our portfolio included approximately 50% of first lien debt, 39% of second lien debt, 5% of unsecured debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2018 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$247,689,976	$248,863,776
Senior Secured – Second Lien	197,566,143	194,262,850
Unsecured Debt	25,338,034	24,620,000
Equity	22,413,384	31,990,000
Total Investments	$493,007,537	$499,736,626

(1) Includes unitranche investments, which account for 23.9% of our portfolio at fair value. Unitranche structures may combine characteristics of traditional first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2017, we had $371.8 million (at fair value) invested in 48 portfolio companies. As of December 31, 2017, our portfolio included approximately 38% of first lien debt, 48% of second lien debt, 7% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2017 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$140,915,106	$141,006,923
Senior Secured – Second Lien	181,164,730	178,432,850
Unsecured Debt	27,903,141	27,430,000
Equity	18,470,229	24,969,999
Total Investments	$368,453,206	$371,839,772

(1) Includes unitranche investments, which account for 13.2% of our portfolio at fair value.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2018 and December 31, 2017, we had nine and four such investments, respectively, with aggregate unfunded commitments of $14.0 million and $8.7 million, respectively. As of June 30, 2018, the Company had sufficient liquidity to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2018:

			% of Total
	Cost	Fair Value	Investments
Texas	$115,747,591	$115,245,000	23.04%
California	83,589,216	84,510,000	16.91%
Illinois	45,565,962	48,175,833	9.64%
New Jersey	42,520,606	42,559,273	8.52%
New York	28,442,990	28,690,000	5.74%
Canada	25,618,511	26,070,000	5.22%
Massachusetts	22,570,491	22,777,850	4.56%
Arizona	21,651,391	22,227,733	4.45%
Ohio	21,763,878	21,950,000	4.39%
South Carolina	21,024,193	21,170,000	4.24%
Tennessee	18,813,555	18,950,000	3.79%
Arkansas	15,262,960	15,640,000	3.13%
Georgia	5,983,836	8,950,000	1.79%
Pennsylvania	7,863,567	7,990,937	1.60%
Puerto Rico	8,855,100	5,080,000	1.02%
North Carolina	4,939,463	4,480,000	0.90%
Alabama	1,206,682	3,980,000	0.80%
Utah	1,295,250	630,000	0.13%
Missouri	-	290,000	0.06%
Florida	242,304	260,000	0.05%
Virginia	50,001	110,000	0.02%
	$493,007,537	$499,736,626	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	$109,043,496	$108,445,000	29.16%
New Jersey	34,531,876	34,595,527	9.30%
New York	28,939,268	29,365,000	7.90%
Canada	26,315,677	26,440,000	7.11%
California	25,519,753	25,930,000	6.97%
Illinois	24,250,169	25,700,000	6.91%
Massachusetts	22,534,191	22,247,850	5.98%
Arizona	13,565,958	13,840,000	3.72%
North Carolina	12,248,770	12,499,167	3.36%
Ohio	10,112,627	9,990,000	2.69%
Tennessee	9,848,614	9,950,000	2.68%
Missouri	9,152,087	9,530,000	2.56%
Georgia	5,929,223	8,329,998	2.24%
Pennsylvania	7,848,470	8,058,746	2.17%
Arkansas	7,397,881	7,618,484	2.05%
Minnesota	5,421,770	5,420,000	1.46%
Puerto Rico	8,827,864	5,080,000	1.37%
Washington	4,172,743	4,520,000	1.22%
Alabama	1,206,682	2,880,000	0.77%
Utah	1,293,782	880,000	0.24%
Florida	242,304	420,000	0.11%
Virginia	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2018:

			% of Total
	Cost	Fair Value	Investments
Software	$58,624,021	$59,627,850	11.93%
Services: Business	48,233,969	51,310,000	10.27%
Healthcare & Pharmaceuticals	42,913,168	39,935,833	7.99%
Finance	34,392,527	36,900,000	7.38%
High Tech Industries	35,373,060	35,270,000	7.06%
Beverage, Food, & Tobacco	30,225,250	29,560,000	5.92%
Retail	29,113,466	29,259,273	5.85%
Education	25,378,871	24,920,000	4.99%
Capital Equipment	24,380,839	24,920,000	4.99%
Consumer Goods: Durable	24,485,289	24,770,000	4.96%
Media: Broadcasting & Subscription	21,570,958	24,610,000	4.92%
Energy: Oil & Gas	23,974,955	23,970,000	4.80%
Services: Consumer	17,703,702	17,880,000	3.58%
Construction & Building	17,940,845	17,770,000	3.56%
Automotive	17,425,979	17,550,937	3.51%
Consumer goods: non-durable	13,209,286	13,330,000	2.67%
Chemicals, Plastics, & Rubber	11,674,560	11,445,000	2.29%
Transportation: Cargo	6,796,857	6,840,000	1.37%
Insurance	5,417,548	5,500,000	1.10%
Hotel, Gaming, & Leisure	3,206,209	3,357,733	0.67%
Environmental Industries	916,177	900,000	0.18%
Services: Government	50,001	110,000	0.02%
	$493,007,537	$499,736,626	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%
	$368,453,206	371,839,772	100.00%

At June 30, 2018, our average portfolio company investment at amortized cost and fair value was approximately $9.5 million and $9.6 million, respectively, and our largest portfolio company investment was $28.9 million at both amortized cost and fair value. At December 31, 2017, our average portfolio company investment at amortized cost and fair value was approximately $7.7 million and $7.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.5 million and $22.2 million, respectively.

At June 30, 2018, 91% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 9% bore interest at fixed rates. At December 31, 2017, 87% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 13% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2018 and December 31, 2017 was 11.2% and 10.8%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $20.9 million and $25.1 million, respectively.

Investment Activity

During the six months ended June 30, 2018, we made an aggregate of $166.9 million (net of fees) of investments in nine new portfolio companies and eight existing portfolio companies. During the six months ended June 30, 2018, we received an aggregate of $45.8 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2018			As of December 31, 2017
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies
1	$55.3	11%	9	$25.9	7%	5
2	404.8	81%	36	306.7	82%	36
3	33.1	7%	4	37.0	10%	5
4	6.4	1%	4	1.9	1%	1
5	—	—%	—	0.4	—%	1
Total	$499.6	100%	53	$371.9	100%	48

(1)One portfolio company appears in two categories as of June 30, 2018

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2018, we had three loans on non-accrual status which represented approximately 2.2% of our loan portfolio at cost and 1.2% at fair value. As of December 31, 2017, we had two loans on non-accrual status, which represented approximately 1.2% of our loan portfolio at cost and 0.3% at fair value.

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

Comparison of the Three Months and Six Months Ended June 30, 2018 and 2017

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. We will disclose below what amounts, if any, are material non-recurring fees that have been recorded as income during each respective period. We consider the prepayment fees and accelerated accretion of loan origination fees upon early repayments to be non-recurring.

The following shows the breakdown of investment income for the three and six months ended June 30, 2018 and 2017 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	(dollars in millions)		(dollars in millions)
	2018	2017	2018	2017
Interest income(1)	$12.0	$9.5	$22.7	$19.0
PIK interest	0.2	0.1	0.3	0.2
Miscellaneous fees(1)	0.4	0.8	0.6	1.1
Total	$12.7	$10.4	$23.6	$20.3

(1)	For the three and six months ended June 30, 2018, we recognized $0.5 million and $0.6 million of non-recurring income, respectively. For the three and six months ended June 30, 2017, we recognized $1.3 million and $1.9 million of non-recurring income, respectively.

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	base management and incentive fees;
•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2018 and 2017 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	(dollars in millions)		(dollars in millions)
	2018	2017	2018	2017
Operating Expenses
Management fees	$2.1	$1.5	$3.7	$3.1
Valuation Fees	—	—	0.1	0.2
Administrative services expenses	0.3	0.3	0.7	0.6
Income incentive fees	1.3	1.2	2.3	2.3
Capital gain incentive fees	0.5	—	0.5	—
Professional fees	0.2	0.2	0.7	0.5
Directors’ fees	0.1	0.1	0.2	0.2
Insurance expense	0.1	0.1	0.2	0.2
Interest expense and other fees	3.0	1.9	5.5	3.8
Other general and administrative	0.3	0.2	0.4	0.3
Total Operating Expenses	$7.9	$5.5	$14.3	$11.2

The increase in operating expenses for the respective periods was primarily due to 1) an increase in management fees, directly related to the growth of our portfolio, 2) increased interest expense due to the greater principal amount of the additional 2022 Notes, despite their lower annual interest rate compared to the 2019 Notes, and SBA-guaranteed debentures outstanding during the period, and 3) the accrual of a capital gains incentive fee during the quarter ended June 30, 2018, due to realized gains and the net unrealized appreciation on our portfolio. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such capital gain incentive fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement. See Note 2 for further discussion on capital gains incentive fees.

Net Investment Income

For the three months ended June 30, 2018, net investment income was $4.7 million, or $0.30 per common share (based on 15,953,810 weighted-average common shares outstanding at June 30, 2018).

For the three months ended June 30, 2017, net investment income was $4.9 million, or $0.32 per common share (based on 15,347,814 weighted-average common shares outstanding at June 30, 2017).

For the six months ended June 30, 2018, net investment income was $9.2 million, or $0.58 per common share (based on 15,953,328 weighted-average common shares outstanding at June 30, 2018).

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

Repayments and sales of investments and amortization of other certain investments for the three months ended June 30, 2018 totaled $30.2 million, and net realized gains totaled $1.1 million.

Repayments and sales of investments and amortization of other certain investments for the three months ended June 30, 2017 totaled $40.7 million, there were no realized losses and gains were de minimis.

Repayments and sales of investments and amortization of other certain investments for the six months ended June 30, 2018 totaled $45.8 million, and net realized gains totaled $2.4 million.

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

Net change in unrealized appreciation on investments and cash equivalents for the three months ended June 30, 2018 and 2017 totaled $1.8 million and $1.1 million, respectively.

Net change in unrealized appreciation on investments and cash equivalents for the six months ended June 30, 2018 and 2017 totaled $3.3 million and $3.7 million, respectively.

The change in unrealized appreciation for the three and six months ended June 30, 2018 was due primarily to company specific performance, as well as overall market performance.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended June 30, 2018 and 2017, we recognized a provision for income tax on unrealized investments of $9.2 thousand and $0 for the Taxable Subsidiaries, respectively. As of June 30, 2018 and December 31, 2017, there was a deferred tax liability of $9.2 thousand and $0 on the Consolidated Statement of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2018, net increase in net assets resulting from operations totaled $7.6 million, or $0.48 per common share (based on 15,953,810 weighted-average common shares outstanding at June 30, 2018).

For the three months ended June 30, 2017, net increase in net assets resulting from operations totaled $6.0 million, or $0.39 per common share (based on 15,347,814 weighted-average common shares outstanding at June 30, 2017).

For the six months ended June 30, 2018, net increase in net assets resulting from operations totaled $15.0 million, or $0.94 per common share (based on 15,953,328 weighted-average common shares outstanding at June 30, 2018).

For the six months ended June 30, 2017, net increase in net assets resulting from operations totaled $12.1 million, or $0.87 per common share (based on 13,921,808 weighted-average common shares outstanding at June 30, 2017).

The increase in net assets resulting from operations for the six months ended June 30, 2018 was primarily the result of realized and unrealized gains on certain equity positions.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $110.4 million for the six months ended June 30, 2018, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the six months ended June 30, 2018 provided cash of $106.2 million due to net borrowings under the Credit Facility during the period, as well as SBA-guaranteed debentures drawn during the period.

Our operating activities provided cash of $40.9 million for the six months ended June 30, 2017, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the six months ended June 30, 2017 used cash of $43.1 million due to distributions to stockholders and net repayments of the Original Credit Facility during the period, some of which was offset by net proceeds from the issuance of common stock.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2018 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on the earlier of June 28, 2019, the one year anniversary of our 2018 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all relevant times during the six months ended June 30, 2018. As of June 30, 2018 and December 31, 2017, our asset coverage ratio was 233% and 346%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $20.9 million and $25.1 million, respectively.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2018, the Company was in compliance with these covenants.

As of June 30, 2018 and December 31, 2017, the outstanding balance under the Credit Facility was $119.3 million and $40.8 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The Company incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Original Facility. The Company incurred costs of $1.2 million in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of June 30, 2018 and December 31, 2017, $1.2 million and $1.4 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2018 and 2017 (in millions):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest expense	$0.9	$0.5	$1.7	$1.5
Loan fee amortization	0.1	0.1	0.2	0.2
Commitment fees on unused portion	0.1	0.1	0.2	0.1
Total interest and financing expenses	$1.1	$0.7	$2.1	$1.8

Weighted average interest rate	4.6%	3.7%	4.5%	3.6
Effective interest rate	5.0%	5.1%	5.0%	4.4
Average debt outstanding	$81.5	$58.6	$74.9	$81.6

Cash paid for interest and unused fees	$1.1	$0.7	$1.7	$1.6

SBA-Guaranteed Debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. The 2016 omnibus spending bill approved by the U.S. Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. In June 2018, the U.S. Senate passed the Small Business Investment Opportunity Act, which the President signed into law, that amended the Small Business Investment Act of 1958, as amended, by increasing the individual leverage limit from $150 million to $175 million, subject to SBA approval. As of June 30, 2018 and December 31, 2017, the SBIC subsidiary had $75.0 million and $67.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $210.7 and $162.0 million in assets at June 30, 2018 and December 31, 2017, respectively, which accounted for approximately 40.2% and 40.4% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of June 30, 2018 and December 31, 2017, the SBIC subsidiary had $130.0 million and $90.0 million of SBA-guaranteed debentures outstanding, respectively. See Note 10 for further detail on the SBA-guaranteed debentures outstanding.

As of June 30, 2018 and December 31, 2017, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2018 and December 31, 2017 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of June 30, 2018, the Company has incurred $4.7 million in financing costs related to the SBA-guaranteed debentures since receiving our license, which were recorded as prepaid loan fees. As of June 30, 2018 and December 31, 2017, $3.5 and $2.2 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

Interest is paid semi-annually, in March and September. The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest expense	$0.9	$0.5	$1.5	$1.4
Debenture fee amortization	0.2	0.1	0.3	0.2
Total interest and financing expenses	$1.1	$0.6	$1.8	$1.6

Weighted average interest rate	3.1%	3.1%	3.0%	3.1%
Effective interest rate	3.8%	3.6%	3.6%	3.6%
Average debt outstanding	$118.6	$65.0	$104.4	$65.0

Cash paid for interest	$-	$-	$1.2	$1.0

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

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest expense	$-	$0.4	$-	$0.8
Deferred financing costs	-	0.1	-	0.1
Total interest and financing expenses	$-	$0.5	$-	$0.9

Cash paid for interest	$-	$0.4	$-	$0.8

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

The Company used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of June 30, 2018 and December 31, 2017, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million for both periods and the fair value of the Notes was approximately $49.1 million and $49.5 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $1.4 million and $1.6 million remains to be amortized as of June 30, 2018 and December 31, 2017, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest expense	$0.7	$-	$1.4	$-
Deferred financing costs	0.1	-	0.2	-
Total interest and financing expenses	$0.8	$-	$1.6	$-

Cash paid for interest	$0.7	$-	$1.4	$-

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2018 and December 31, 2017, our off-balance sheet arrangements consisted of unfunded commitments to provide debt financing to nine and four of our portfolio companies respectively totaling $14.0 million and $8.7 million, respectively. As of June 30, 2018, the Company had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders under certain circumstances, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

Subsequent Events

Investment Portfolio

On July 5, 2018 we received $4.0 million in full realization on the equity of MBS Holdings, Inc., resulting in a realized gain of $2.8 million.

On August 3, 2018, we invested $7.5 million in the first lien term loan and $0.9 million in the unfunded delayed draw term loan of Adams Publishing Group, LLC, a platform of multiple newspaper and publishing businesses across the United States.

On July 31, 2018, we received full repayment on the second lien term loan of Sitel Worldwide Corporation for total proceeds of $10.1 million, including a $0.1 million prepayment fee.

Credit Facilities

The outstanding balance under the Credit Facility as of August 6, 2018 was $91.3 million.

On August 2, 2018, the Credit Facility was amended to (1) increase the committed amount of the Credit Facility from $140.0 million to $180.0 million and (2) reduce the asset coverage minimum from 200% to 175%. The amendment also provides for the facility to be priced at LIBOR plus 2.75% to the extent that asset coverage is below 190% at the end of any calendar quarter.

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of August 6, 2018 was $147.5 million.

Dividend Declared

On July 12, 2018, the Company’s board of directors declared a regular monthly dividend for each of July, August and September 2018 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/12/2018	7/30/2018	7/31/2018	8/15/2018	$0.1133
7/12/2018	8/30/2018	8/31/2018	9/14/2018	$0.1133
7/12/2018	9/27/2018	9/28/2018	10/15/2018	$0.1133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended June 30, 2018 and 2017, 91% and 69% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of June 30, 2018 and 2017, the weighted average interest rate floor on our floating rate loans was 0.96% and 0.86%, respectively.

Assuming that the Statement of Assets and Liabilities as of June 30, 2018 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points	Interest Income	Interest Expense	Net Interest Income (1)
Up 300 basis points	$13.0	$(2.7)	$10.3
Up 200 basis points	8.8	(1.8)	7.0
Up 100 basis points	4.6	(0.9)	3.7
Down 300 basis points	(5.5)	2.7	(2.8)
Down 200 basis points	(5.5)	1.8	(3.7)
Down 100 basis points	(3.9)	0.9	(3.0)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended June 30, 2018 and 2017, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as listed below and those described under Item 1A - Risk Factors in our quarterly report on Form 10-Q for the quarter ended June 30, 2018, there have been no other material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2017. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Incurring additional indebtedness could increase the risk in investing in our company.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. Because we received stockholder approval at our 2018 annual stockholders meeting, will are permitted to increase our use of leverage beyond levels that were previously permitted by the 1940 Act. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default.

We have entered into a senior secured revolving credit agreement, dated as of October 10, 2017, with ZB, N.A., dba Amegy Bank and various other leaders (the “Credit Facility”). The Credit Facility provides for borrowings up to a maximum of $140.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. As of June 30, 2018, we had approximately $119.3 million outstanding under the Credit Facility.

In August 2017, we issued $48.9 million in aggregate principal amount of 5.75% fixed-rate notes due 2022 (the “2022 Notes”). The 2022 Notes will mature on September 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 15, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. The 2022 Notes represent unsecured obligations. As of June 30, 2018, we had $48.9 million of 2022 Notes outstanding.

Through our SBIC subsidiary, we issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the SBA-guaranteed debentures, the SBA has a fixed dollar claim on the assets of our SBIC subsidiary that is superior to the claims of our common stockholders. As of June 30, 2018, our SBIC subsidiary had $130.0 million of SBA-guaranteed debentures outstanding.

If we are unable to meet the financial obligations under the 2022 Notes or the Credit Facility, the SBA, as a creditor, would have a superior claim to the assets of our SBIC subsidiary over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital.

If our asset coverage ratio falls below the required limit, we will not be able to incur additional debt until we are able to comply with the asset coverage ratio applicable to us. This could have a material adverse effect on our operations, and we may not be able to make distributions. The actual amount of leverage that we employ will depend on Stellus Capital’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the determining our compliance with the asset coverage ratio applicable to us. This relief allows us increased flexibility in complying with the required asset coverage ratio by allowing us to borrow up to $150.0 million more than we would otherwise be able to borrow absent the receipt of this exemptive relief, based on regulatory capital of $75.0 million at our SBIC Subsidiary at June 30, 2018.

Our management and incentive fees may induce Stellus Capital to incur additional leverage.

Generally, the management and incentive fees payable by us to Stellus Capital may create an incentive for Stellus Capital to use the additional available leverage if this proposal is approved. For example, the fact that the base management fee that we pay to Stellus Capital is payable based upon our gross assets (which includes any borrowings for investment purposes) may encourage Stellus Capital to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of additional leverage may increase the likelihood of our default on our borrowings, which would disfavor holders of our common stock.

In addition, because the incentive fee on net investment income is calculated as a percentage of our net assets subject to a hurdle, having additional leverage available may encourage Stellus Capital to use leverage to increase the leveraged return on our investment portfolio. To the extent additional leverage is available at favorable rates, Stellus Capital could use leverage to increase the size of our investment portfolio to generate additional income, which may make it easier to meet the incentive fee hurdle. Our adoption of the reduced minimum asset coverage allows us to incur additional leverage above the previous 1940 Act limitations. As a result, the incentives for Stellus Capital to cause us to use additional leverage may be greater.

Incurring additional leverage may magnify our exposure to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability.

If we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments and investment opportunities than they would have absent such approval, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable and fixed rates. The benchmarks generally used to determine the floating rates earned on our interest earning investments are London Interbank Offered Rate, or LIBOR, with maturities that range between one and twelve months and alternate base rate, or ABR, (commonly based on the Prime Rate or the Federal Funds Rate), with no fixed maturity date. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of equity and long-term and short-term borrowings to finance our investment activities.

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. We expect that a majority of our investments in debt will continue to be at floating rates with a floor. However, in the event that we make investments in debt at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, resulting in a decrease in our net investment income. Incurring additional leverage will magnify the impact of an increase to our cost of funds. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. To the extent our additional borrowings are in fixed-rate instruments, we may be required to invest in higher-yield securities in order to cover our interest expense and maintain our current level of return to stockholders, which may increase the risk of an investment in our securities.

The terms of our Credit Facility or future borrowings may contractually limit our ability to incur additional indebtedness.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Even though our stockholders have approved a resolution permitting the Company to be subject to a minimum Asset Coverage Ratio of 150% as permitted under the Small Business Credit Availability Act of 2018, contractual leverage limitations under the Credit Facility or future borrowings may limit our ability to incur additional indebtedness. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, we issued a total of 7,931 shares of common stock under the DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $94,788.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 2, 2018, the Company entered into an amendment and commitment increase (the “Credit Facility Amendment”) to its Credit Facility.

The Credit Facility Amendment provides, among other things, for an increase in total commitments under the Credit Facility from $140.0 million to $180.0 million. In addition, the Credit Facility Amendment modifies the minimum asset coverage ratio that the Company is required to maintain under the Credit Facility from 2:00 : 1:00 to 1.75 : 1.00. The Credit Facility Amendment also provides for a 25 basis point increase in the applicable interest rate on borrowings during periods in which the Company’s asset coverage ratio (as determined as of the last day of each March, June, September, and December) is equal to or below 1.90 to 1.00. As a result, borrowings under the Credit Facility, after giving effect to the Credit Facility Amendment, will bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with no LIBOR floor or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%.

The above summary is not complete and is qualified in its entirety by the full text of the Credit Facility Amendment, filed as an exhibit hereto.

Item 6.	EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description
10.1	First Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated August 2, 2018, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2018	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
Name: Robert T. Ladd
Title: Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
Name: W. Todd Huskinson
Title: Chief Financial Officer

