Form 10-Q
period 2018-09-30
Stellus Capital Investment Corp
filed 2018-11-07
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 5, 2018 was 15,953,810.

STELLUS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $52,184 and $1,052,185, respectively)	$55,000	$990,000
Non-controlled, non-affiliated investments, at fair value (amortized cost of $470,695,036 and $367,401,021, respectively)	477,949,195	370,849,772
Cash and cash equivalents	29,882,423	25,110,718
Receivable for sales and repayments of investments	81,683	26,891
Interest receivable	3,110,008	2,922,204
Other receivables	135,246	—
Deferred offering costs	17,898	—
Prepaid expenses	125,970	361,270
Total Assets	$511,357,423	$400,260,855
LIABILITIES
Notes payable	$47,558,013	$47,306,488
Credit facility payable	81,901,962	39,332,479
SBA-guaranteed debentures	146,235,472	87,818,813
Dividends payable	1,807,570	1,806,671
Management fees payable	1,422,948	1,621,592
Income incentive fees payable	1,795,933	371,647
Capital gains incentive fees payable	1,173,250	—
Interest payable	679,293	1,021,173
Unearned revenue	304,061	139,304
Administrative services payable	385,417	327,033
Deferred tax liability	34,353	—
Other accrued expenses and liabilities	154,067	268,413
Total Liabilities	$283,452,339	$180,013,613
Commitments and contingencies (Note 7)
Net Assets	$227,905,084	$220,247,242
NET ASSETS
Common Stock, par value $0.001 per share (200,000,000 shares and 100,000,000 shares authorized; 15,953,810 and 15,945,879 issued and outstanding, respectively)	$15,954	$15,946
Paid-in capital	228,160,772	228,066,762
Accumulated net realized loss from investments, net of cumulative dividends of $4,246,819 for both periods	(5,603,190)	(10,786,240)
Distributions in excess of net investment income	(1,891,073)	(435,794)
Net Unrealized appreciation on non-controlled, non-affiliated investments and cash equivalents, net of provision for taxes of $34,353 and $0, respectively	7,219,806	3,448,753
Net Unrealized appreciation (depreciation) on non-controlled, affiliated investments	2,815	(62,185)
Net Assets	$227,905,084	$220,247,242
Total Liabilities and Net Assets	$511,357,423	$400,260,855
Net Asset Value Per Share	$14.29	$13.81

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three	three	nine	nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income	$13,859,431	$9,728,749	$36,804,945	$28,847,532
Other income	628,192	249,596	1,214,116	1,389,158
Total Investment Income	$14,487,623	$9,978,345	$38,019,061	$30,236,690
OPERATING EXPENSES
Management fees	$2,172,948	$1,546,781	$5,970,867	$4,634,318
Valuation fees	132,325	137,445	287,042	326,839
Administrative services expenses	348,901	313,256	1,008,293	933,214
Income incentive fees	1,565,301	462,743	3,846,441	2,718,586
Capital gains incentive fees	651,231	—	1,173,250	—
Professional fees	289,125	356,654	982,384	803,818
Directors' fees	73,000	83,000	244,000	254,000
Insurance expense	87,601	111,680	259,947	331,398
Interest expense and other fees	3,440,115	2,042,608	8,917,739	5,892,047
Other general and administrative expenses	117,102	145,494	516,509	481,700
Total Operating Expenses	$8,877,649	$5,199,661	$23,206,472	$16,375,920
Loss on extinguishment of debt	—	302,732	—	302,732
Net Investment Income	$5,609,974	$4,475,952	$14,812,589	$13,558,038
Net Realized Gain on Non-Controlled, Non-Affiliated Investments and Cash Equivalents	$2,771,817	$5,211,960	$5,183,050	$4,499,963
Net Change in Unrealized Appreciation (Depreciation) on Non-Controlled, Non-Affiliated Investments and Cash Equivalents	$529,552	$(4,011,314)	$3,805,406	$(248,293)
Net Change in Unrealized Appreciation (Depreciation) on Non-Controlled, Affiliated Investments and Cash Equivalents	(1,667)	(40,000)	65,000	(112,185)
Benefit (provision) for Taxes on Net Unrealized Gain (Loss) on Investments	$(25,159)	$-	$(34,353)	$8,593
Net Increase in Net Assets Resulting from Operations	$8,884,517	$5,636,598	$23,831,692	$17,706,116
Net Investment Income Per Share	$0.35	$0.29	$0.93	$0.93
Net Increase in Net Assets Resulting from Operations Per Share	$0.56	$0.36	$1.49	$1.22
Weighted Average Shares of Common Stock Outstanding	15,953,810	15,668,415	15,953,491	14,510,408
Distributions Per Share	$0.34	$0.34	$1.02	$1.02

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	nine	nine
	months ended	months ended
	September 30,	September 30,
	2018	2017
Increase in Net Assets Resulting from Operations
Net investment income	$14,812,589	$13,558,038
Net realized gain on investments and cash equivalents	5,183,050	4,499,963
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments and cash equivalents	3,805,406	(248,293)
Net change in unrealized appreciation (depreciation) on non-controlled, affiliated investments and cash equivalents	65,000	(112,185)
Benefit (provision) for taxes on unrealized appreciation on investments	(34,353)	8,593
Net Increase in Net Assets Resulting from Operations	$23,831,692	$17,706,116
Stockholder distributions
Net investment income	(16,267,868)	(14,903,394)
Total Distributions	$(16,267,868)	$(14,903,394)
Capital share transactions
Issuance of common stock	$94,788	$47,491,626
Sales load	—	(1,340,131)
Offering costs	—	(299,960)
Partial Share Redemption	(770)	—
Net increase in net assets resulting from capital share transactions	$94,018	$45,851,535
Total increase in net assets	$7,657,842	$48,654,257
Net assets at beginning of period	$220,247,242	$170,881,785
Net assets at end of period (includes $1,891,073 and $1,781,150 of distributions in excess of net investment income, respectively)	$227,905,084	$219,536,042

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	nine	nine
	months ended	months ended
	September 30,	September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Increase in net assets resulting from operations	$23,831,692	17,706,116
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(198,335,218)	(117,683,094)
Proceeds from sales and repayments of investments	102,813,575	133,380,057
Net change in unrealized depreciation (appreciation) on investments	(3,870,406)	360,478
Increase in investments due to PIK	(491,628)	(347,482)
Amortization of premium and accretion of discount, net	(1,152,487)	(881,710)
Deferred tax provision (benefit)	34,353	(8,593)
Amortization of loan structure fees	329,483	372,820
Amortization of deferred financing costs	251,525	165,763
Amortization of loan fees on SBA-guaranteed debentures	471,658	243,306
Net realized gain on investments	(5,183,050)	(4,499,963)
Loss on extinguishment of debt	—	302,732
Changes in other assets and liabilities
Decrease (increase) in interest receivable	(187,804)	457,744
Increase in other receivable	(135,246)	(3,058)
Decrease in prepaid expenses	235,300	318,054
Decrease in management fees payable	(198,644)	(61,514)
Increase (decrease) in incentive fees payable	1,424,286	(733,654)
Increase in capital gains incentive fees payable	1,173,250	—
Increase in directors' fees payable	—	83,000
Increase in administrative services payable	58,384	41,084
Decrease in interest payable	(341,880)	(278,895)
Increase in unearned revenue	164,757	108,139
Decrease in other accrued expenses and liabilities	(114,346)	(37,706)
Net cash provided by (used in) operating activities	$(79,222,446)	$29,003,624
Cash flows from financing activities
Proceeds from the issuance of common stock	$—	$47,491,626
Sales load for common stock issued	—	(1,340,131)
Offering costs paid for common stock issued	(17,898)	(299,961)
Proceeds from notes issued	—	48,875,000
Financing costs paid for Notes issued	—	(1,688,961)
Repayments on Notes issued	—	(25,000,000)
Stockholder distributions paid	(16,172,181)	(14,521,068)
Proceeds from SBA Debentures	60,000,000	—
Financing costs paid on SBA Debentures	(2,055,000)	—
Borrowings under Credit Facility	188,300,000	116,000,000
Repayments of Credit Facility	(145,750,000)	(196,000,000)
Financing costs paid on Credit facility	(310,000)	(47,453)
Partial Share Redemption	(770)	—
Net cash provided by (used in) financing activities	$83,994,151	$(26,530,948)
Net increase in cash and cash equivalents	$4,771,705	$2,472,676
Cash and cash equivalents balance at beginning of period	25,110,718	9,194,129
Cash and cash equivalents balance at end of period	$29,882,423	$11,666,805
Supplemental and non-cash financing activities
Interest expense paid	$8,201,952	$5,384,053
Excise tax paid	27,717	37,648
Shares issued pursuant to Dividend Reinvestment Plan	94,788	—
Conversion from debt to equity	—	864,101
Increase in Distribution Payable	899	382,326

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	52,185	55,000	0.02%
Subtotal Non-controlled, affiliated investments											52,185	55,000	0.02%

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)(20)	Second Lien	3M L+10.50%	1.00%	0.00%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	$5,289,025	$4,710,000	2.07%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	10,000	0.00%
Total											5,664,025	4,720,000	2.07%
Adams Publishing Group, LLC	(3)								Greenville, TN
Term Loan	(12)	First Lien	3M L+7.5%	1.00%	9.93%		8/3/2018	6/30/2023	Media: Broadcasting & Subscription	$7,312,500	7,241,375	7,240,000	3.18%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Revolver	(11)(12)	First Lien	3M L+5.75%	1.00%	8.14%		8/8/2018	8/8/2023	Containers, Packaging, & Glass	$100,000	100,000	100,000	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.00%	8.14%		8/8/2018	8/8/2023		$11,400,000	11,178,228	11,180,000	4.91%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	250,000	0.11%
Total											11,528,228	11,530,000	5.02%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	945 shares	945	460	0.00%
Preferred Units	(4)	Equity								945 shares	945,179	459,540	0.20%
Total							10/30/2015				946,124	460,000	0.20%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	1,113,966	0.49%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	3,286,034	1.44%
Total											1,004,250	4,400,000	1.93%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	1M L+5.75%	1.00%	7.99%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$5,333,333	5,291,303	5,330,000	2.34%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	485,638	760,000	0.33%
Total											5,776,941	6,090,000	2.67%
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.00%	1.00%	12.39%		3/27/2017	9/27/2022	FIRE: Insurance	$5,000,000	4,921,369	5,000,000	2.19%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	480,000	0.21%
Total											5,421,369	5,480,000	2.40%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)  – (continued)

September 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

BFC Solmetex, LLC	(23)								Nashville, TN
Revolver	(12)(19)	First Lien	3M L+6.25%	1.00%	8.64%		9/24/2018	9/26/2023	Services: Business	$244,499	244,499	240,000	0.11%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.64%		4/2/2018	9/26/2023		$11,760,391	11,594,126	11,590,000	5.09%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.64%		4/2/2018	9/26/2023		$1,222,494	1,205,211	1,210,000	0.53%
Total											13,043,836	13,040,000	5.73%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	10.09%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,275,014	16,695,804	7.33%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	12/31/2019		$265,906	265,906	265,906	0.12%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	996,252	0.44%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	933,748	0.41%
Total											18,478,181	18,891,710	8.30%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	3M L+8.50%	0.50%	10.82%		12/23/2015	12/31/2020	Automotive	$98,746	97,741	98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+8.50%	0.50%	10.82%		12/23/2015	12/31/2020		$7,702,191	7,623,819	7,702,191	3.38%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/23/2015			149,828 shares	149,828	140,000	0.06%
Total											7,871,388	7,940,937	3.48%
Catapult Learning, Inc.	(8)								Camden, NJ
Term Loan	(13)(22)	First Lien	2M L+6.35%	1.00%	10.76%		6/27/2018	4/24/2023	Education	$20,856,549	20,455,585	20,460,000	8.98%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	247,817	62,742	0.03%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	11.11%		10/11/2017	4/27/2025	Services: Business	$13,750,000	13,498,556	13,750,000	6.03%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/11/2017			500,000 shares	442,197	353,757	0.16%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/11/2017			500,000 shares	57,804	46,243	0.02%
Total											13,998,557	14,150,000	6.21%
Convergence Technologies, Inc.	(14)								Indianpolis, IN
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.75%	1.50%	9.14%		8/31/2018	8/30/2024	Services: Business	$7,142,857	7,001,519	7,000,000	3.07%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			3,750 units	375,000	375,000	0.16%
Total											7,376,519	7,375,000	3.23%
Dream II Holdings, LLC									Boca Raton, FL
Class A Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	210,000	0.09%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(12)	First Lien	3M L+7.50%	1.50%	9.84%		4/13/2018	4/13/2023	Energy: Oil & Gas	$13,241,941	12,997,876	13,040,000	5.72%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	776,313	1,304,212	0.57%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	613,794	1,215,789	0.53%
Total											14,387,983	15,560,001	6.82%
Empirix Inc.									Billerica, MA
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	1,722,600	0.76%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	17,400	0.01%
Total											1,317,406	1,740,000	0.77%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

September 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Energy Labs Inc.									Houston, TX
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.00%	0.50%	12.24%		9/29/2016	9/29/2021	Energy: Oil & Gas	$8,442,748	8,317,818	8,440,000	3.70%
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016			500 shares	500,000	390,000	0.17%
Total											8,817,818	8,830,000	3.87%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.25%	0.75%	10.36%		12/30/2014	12/30/2019	Hotel, Gaming, & Leisure	$3,064,655	3,046,142	3,060,000	1.34%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014			118 shares	117,670	321,750	0.14%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	3,017	8,250	0.00%
Total											3,166,829	3,390,000	1.48
Fast Growing Tree, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	3M L+7.75%	1.00%	10.14%		2/5/2018	02/05/23	Retail	$20,310,000	19,947,774	20,110,000	8.82%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	1,290,000	0.57%
Total											20,947,774	21,400,000	9.39%
Fumigation Holdings, Inc.									Liberty, MO
Class A Common Stock	(4)	Equity					6/30/2015		Chemicals, Plastics, & Rubber	250 shares	0	310,000	0.14%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	3M L+8.00%	0.50%	10.39%		6/10/2016	6/10/2021	Consumer Goods: Durable	$15,163,885	14,943,951	15,160,000	6.65%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	6/10/2016	2/3/2021		$140,056	140,056	140,000	0.06%
Furniture Factory Ultimate Holdings, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	310,000	0.14%
Total											15,178,576	15,610,000	6.85%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	12.64%		2/6/2015	1/30/2022	Education	$5,000,000	4,942,955	4,580,000	2.01%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(12)	Second Lien	3M L+9.00%	1.50%	11.39%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,415,190	4,430,000	1.94%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	10.71%		6/29/2018	6/29/2023	Beverage, Food, & Tobacco	$28,500,000	27,951,589	27,950,000	12.26%
HV GS Acquisition, LLC Class A Preferred Units	(4)	Equity					6/29/2018			1,000 shares	1,000,000	1,000,000	0.44%
HV GS Acquisition, LLC Class B Common Units	(4)	Equity					6/29/2018			28,125 shares	0	0	0.00%
Total											28,951,589	28,950,000	12.70%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(12)	First Lien	3M L+7.00%	1.50%	9.34%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,750,000	4,750,000	4,180,000	1.83%
Term Loan	(15)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	900,000	0.39%
Total											8,859,524	5,080,000	2.22%
Hostway Corporation									Chicago, IL
Term Loan	(12)	Second Lien	3M L+4.25%	1.25%	6.59%		12/27/2013	12/13/2020	High Tech Industries	$6,750,000	6,695,579	6,080,000	2.67%
ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)	Second Lien	3M L+9.00%	1.00%	11.39%		1/2/2018	7/1/2024	Finance	$10,000,000	9,816,807	9,950,000	4.37%
ICD Holdings, LLC, Class A Preferred	(4)(5)	Equity					1/2/2018			9,962 shares	496,409	660,000	0.29%
Total											10,313,216	10,610,000	4.66%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

September 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

J.R. Watkins, LLC									San Francisco, CA
Revolver	(9)(12)	First Lien	3M L+6.50%	1.25%	8.89%		7/5/2018	12/22/2022	Consumer Goods: non-durable	$750,000	750,000	750,000	0.33%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.25%	8.89%		12/22/2017	12/22/2022		$12,406,250	12,189,171	12,340,000	5.41%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,000 shares	1,000,000	960,000	0.42%
Total											13,939,171	14,050,000	6.16%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.50%	10.58%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,570,031	9,600,000	4.21%
Keais Records Service, LLC									Houston, TX
Term Loan	(12)	Second Lien	3M L+10.50%	0.50%	12.89%		6/30/2016	6/30/2022	Services: Business	$7,750,000	7,652,410	7,750,000	3.40%
Keais Holdings, LLC Class A Units	(4)	Equity					6/30/2016			148,335 units	736,595	740,000	0.32%
Total											8,389,005	8,490,000	3.72%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,385,040	9,252,875	9,100,000	3.99%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	3M L+8.25%	1.25%	10.64%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,802,534	6,840,000	3.00%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	10.24%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,761,236	4,728,728	4,760,000	2.09%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	58,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	522,000	0.23%
Total											5,228,728	5,340,000	2.35%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	11.89%		10/13/2017	4/16/2024	Software	$14,750,000	14,481,867	14,680,000	6.44%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	3M L+10.25%	0.75%	12.64%		11/1/2016	5/1/2022	Software	$21,500,000	21,144,190	21,500,000	9.43%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	455,385	660,000	0.29%
Total											21,599,575	22,160,000	9.72%
MTC Parent, L.P.									Oak Brook, IL
Class A-2 Common Units	(4)	Equity					12/1/2015		Finance	750,000 shares	0	3,200,000	1.40%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,867,057	9,800,000	4.30%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	400,000	0.18%
Total											10,367,057	10,200,000	4.48%
OGS Holdings, Inc.									Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity					4/22/2014		Services: Government	11,521 shares	50,001	140,000	0.06%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

September 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Price for Profit, LLC	(17)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	8.89%		1/31/2018	1/31/2023	Services: Business	$8,931,250	8,772,540	8,840,000	3.88%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	1,210,000	0.53%
Total											9,522,540	10,050,000	4.41%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	3M L+9.75%	1.00%	10.19%	2.00%	8/30/2017	10/30/2020	Services: Consumer	$17,886,343	17,583,766	17,800,000	7.81%
Refac Optical Group, et al									Blackwood, NJ
Revolver	(10)(12)	First Lien	1M L+8.00%		10.26%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.39%
Term A Loan	(12)	First Lien	1M L+8.00%		10.26%		11/7/2012	9/30/2018		$590,568	590,568	590,568	0.26%
Term B Loan	(6)(12)	First Lien	1M L+10.75%		11.26%	1.75%	11/7/2012	9/30/2018		$6,519,422	6,519,422	6,519,422	2.86%
Total											7,989,990	7,989,990	3.51
Resolute Industrial, LLC									Wheeling, IL
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity					7/26/2017		Capital Equipment	601 units	750,000	1,200,000	0.53%
Total													%
Roberts-Gordon, LLC									Buffalo, NY
Term Loan	(12)	Second Lien	3M L+10.00%	1.00%	12.39%		6/30/2017	1/1/2022	Construction & Building	$7,200,000	7,088,072	7,200,000	3.16%
Specified Air Solutions, LLC Class A Common Units	(4)	Equity					6/30/2017			3,846 shares	500,045	850,000	0.37%
Total											7,588,117	8,050,000	3.53%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2020	Finance	$17,500,000	17,469,716	17,410,000	7.64%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	1,160,000	0.51%
Total											18,632,260	18,570,000	8.15%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)	First Lien	3M L+6.50	1.00%	8.89%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,884,500	14,815,172	14,880,000	6.53%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	295,467	0.13%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	118,348	0.05%
Total											15,033,658	15,293,815	6.71%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.50%	1.00%	9.10%		8/16/2017	8/16/2022	High Tech Industries	$18,290,925	17,917,432	18,290,000	8.03%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,397,021	6,293,793	6,270,000	2.75%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	540,000	0.24%
Total											6,793,793	6,810,000	2.99%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	13.14%		10/20/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,789,300	5,875,000	2.58%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/20/2016			250,000 shares	231,521	450,000	0.20%
Total											6,020,821	6,325,000	2.78%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	1M L+10.50%	1.00%	12.61%		6/8/2015	6/8/2020	Finance	$4,500,000	4,481,996	4,500,000	1.97%
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015			441 units	441,000	546,840	0.24%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			50 Units	50,000	62,000	0.03
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	11,160	0.00%
Total											4,981,996	5,120,000	2.24%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

September 30, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	11.64%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,882,395	9,000,000	3.95%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	490,000	0.22%
Total											9,382,395	9,490,000	4.17%
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)(20)	Unsecured	3M L+11.00%	1.00%	0.00%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,237,422	310,000	0.14%
Delayed Draw Term Loan	(12)(21)	First Lien	1M L+6.5%	1.00%	8.74%		8/27/2018	6/30/2021		$230,469	230,469	230,000	0.10%
Wise Parent Company, LLC Membership Units	(4)	Equity					6/30/2016			1 units	58,594	0	0.00%
Total											1,526,485	540,000	0.24%

Total Non-controlled, non-affiliated investments											470,695,035	477,949,195	209.71%
Net Investments											470,747,220	478,004,195	209.74%
LIABILITIES IN EXCESS OF OTHER ASSETS												(250,099,111)	(109.74)%
NET ASSETS												227,905,084	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC subsidiary, which include $21,123,982 of cash and $204,910,435 of investments (at cost) are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.

(3)	Excluded from the investment is an undrawn commitment in an amount not to exceed $865,385, with an interest rate of LIBOR plus 7.50% and a maturity of June 30, 2023. This investment is accruing an unused commitment fee of 0.375% per annum.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 88% of the Company’s total assets as of September 30, 2018.

(6)	Represents a PIK security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 5.75% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,143,451, with an interest rate of LIBOR plus 6.35% and a maturity of April 23, 2023. This investment is accruing an unused commitment fee of 1.00% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited) – (continued)

September 30, 2018

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 6.50% and a maturity of December 22, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,900,000, with an interest rate of LIBOR plus 5.75% and a maturity of August 8, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn commitment in an amount not to exceed $5,357,143, with an interest rate of LIBOR plus 6.75% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since November 1, 2017.

(16)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(17)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 6.50% and a maturity of January 31, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,283,619, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(20)	Investment has been on non-accrual since March 29, 2018.

(21)	Excluded from the investment is an undrawn commitment in an amount not to exceed $23,438, with an interest rate of LIBOR plus 6.50% and a maturity of June 30, 2021. This investment is not accruing an unused commitment fee.

(22)	This loan is a unitranche investment.

(23)	Excluded from the investment is an undrawn commitment in an amount not to exceed $1,662,592, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

Abbreviation Legend

PIK — Payment-In-Kind

L — LIBOR

Euro — Euro Dollar

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	$1,052,185	$990,000	0.45%
Subtotal Non-controlled, affiliated investments											1,052,185	990,000	0.45%
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.50%	1.00%	12.20%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	5,272,397	5,220,000	2.37%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	180,000	0.08%
Total											5,647,397	5,400,000	2.45%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	766 shares	766	579	0.00%
Preferred Units	(4)	Equity					10/30/2015			766 shares	765,676	579,421	0.26%
Total											766,442	580,000	0.26%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	820,284	0.37%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	2,419,714	1.10%
Total											1,004,250	3,239,998	1.47%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	7.94%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$6,879,167	6,816,044	6,879,167	3.12%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	500,000	620,000	0.28%
Total											7,316,044	7,499,167	3.40%
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.00%	1.00%	11.70%		3/27/2017	9/27/2022	Insurance	$5,000,000	4,910,226	5,000,000	2.27%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	500,000	0.23%
Total											5,410,226	5,500,000	2.50%
Binder & Binder National Social Security Disability Advocates, LLC	(8)								Hauppauge, NY
Residual claim from Term Loan	(4)	Unsecured					11/7/2012		Services: Consumer	$400,000	400,000	380,000	0.17%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(12)(13)(17)	First Lien	3M L+6.00%	1.00%	9.43%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$9,550,000	9,281,016	9,310,000	4.23%
BW DME Holdings, LLC Class A Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,110,000	0.50%
Total											10,281,016	10,420,000	4.73%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	3M L+8.50%	0.50%	9.74%		12/23/2015	12/31/2020	Automotive	$98,746	$97,451	$98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+8.50%	0.50%	9.74%		12/23/2015	12/31/2020		$7,702,191	7,601,191	7,700,000	3.50%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/23/2015			149,828 shares	149,828	260,000	0.12%
Total											7,848,470	8,058,746	3.66%
Catapult Learning, LLC et al									Camden, NJ
Term Loan	(13)(17)	First Lien	3M L+6.50%	1.00%	9.30%		8/6/2015	7/16/2020	Education	$12,335,526	12,264,670	12,335,526	5.60%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	497,388	470,000	0.21%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	10.12%		10/27/2017	4/27/2025	Services: Business	$13,750,000	13,479,122	13,480,000	6.12%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	442,197	0.20%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	57,804	0.03%
Total											13,979,123	13,980,001	6.35%
Douglas Products & Packaging Company, LLC									Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.50%	0.50%	12.20%		6/30/2015	12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,902,087	9,000,000	4.09%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity					6/30/2015			250 shares	250,000	530,000	0.24%
Total											9,152,087	9,530,000	4.33%
Dream II Holdings, LLC									Boca Raton, FL
Class A Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	420,000	0.19%
Empirix Inc.									Billerica, MA
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	10.88%		11/1/2013	5/1/2020	Software	$11,657,850	11,554,734	11,657,850	5.29%
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.50%	1.00%	10.88%		5/14/2013	5/1/2020		$9,750,000	9,662,051	9,750,000	4.43%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013			1,304 shares	1,304,232	831,600	0.38%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	8,400	0.00%
Total											22,534,191	22,247,850	10.10%
Energy Labs Inc.									Houston, TX
Term Loan (SBIC)	(2)(13)(17)	First Lien	3M L+7.00%	0.50%	11.58%		9/29/2016	9/29/2021	Energy: Oil & Gas	$5,300,000	5,214,783	5,300,000	2.41%
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016			500 shares	500,000	410,000	0.19%
Total											5,714,783	5,710,000	2.60%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.25%	0.75%	9.62%		12/30/2014	12/30/2019	Hotel, Gaming, & Leisure	$3,193,890	3,164,255	3,190,000	1.45%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014			118 shares	117,670	224,250	0.10%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	$3,017	$5,750	0.00%
Total											3,284,942	3,420,000	1.55
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	3M L+9.00%	0.50%	10.70%		6/10/2016	6/10/2021	Consumer Goods: Durable	$7,288,484	7,180,489	7,288,484	3.31%
Furniture Factory Holdings, LLC Term Loan	(11)	Unsecured	11.00%				6/10/2016	2/3/2021		$122,823	122,823	120,000	0.05%
Sun Furniture Factory, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	210,000	0.10%
Total											7,397,881	7,618,484	3.46%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	11.94%		2/6/2015	1/30/2022	Education	$5,000,000	4,932,726	5,000,000	2.27%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(17)	First Lien	3M L+7.25%	0.50%	11.96%		7/15/2016	7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,329,398	1,350,000	0.61%
Term Loan (SBIC)	(2)(13)(17)	First Lien	3M L+7.25%	0.50%	11.96%		7/15/2016	7/15/2021		$1,200,000	1,181,687	1,200,000	0.54%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity					7/15/2016			159 shares	159,375	150,000	0.07%
Good Source Holdings, LLC Class B Common Units	(4)	Equity					7/15/2016			4,482 shares	0	0	0.00%
Total											2,670,460	2,700,000	1.22%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(3)	First Lien	3M L+7.00%	1.50%	8.50%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,750,000	4,748,168	4,180,000	1.90%
Term Loan	(15)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,079,696	900,000	0.41%
Total											8,827,864	5,080,000	2.31%
Hostway Corporation									Chicago, IL
Term Loan	(12)	Second Lien	3M L+10.00%	1.25%	5.94%		12/27/2013	12/13/2020	High Tech Industries	$6,750,000	6,680,080	5,910,000	2.68%
J.R. Watkins, LLC	(9)								San Francisco, CA
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.25%	8.16%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,500,000	12,250,000	12,250,000	5.56%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,000 shares	1,000,000	1,000,000	0.45%
Total											13,250,000	13,250,000	6.01%
Keais Records Service, LLC									Houston, TX
Term Loan	(12)	Second Lien	3M L+10.50%	0.50%	12.20%		6/30/2016	6/30/2022	Services: Business	$7,750,000	7,637,741	7,750,000	3.52%
Keais Holdings, LLC Class A Units	(4)	Equity					6/30/2016			148,335 units	765,600	780,000	0.35%
Total											8,403,341	8,530,000	3.87%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,315,194	9,162,066	9,180,000	4.17%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	3M L+8.25%	1.25%	9.94%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,785,894	6,840,000	3.11%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	9.57%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,875,000	$4,835,088	$4,875,000	2.21%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	56,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	504,000	0.23%
Total											5,335,088	5,435,000	2.47%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	11.20%		10/16/2017	4/16/2024	Software	$12,500,000	12,254,448	12,250,000	5.56%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	3M L+10.25%	0.75%	11.95%		11/1/2016	5/1/2022	Software	$9,000,000	8,849,293	9,000,000	4.09%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	750,000	980,000	0.44%
Total											9,599,293	9,980,000	4.53%
MBS Holdings, Inc.									Birmingham, AL
Series E Preferred Stock	(4)	Equity					3/10/2014		Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	2,386,710	1.08%
Series F Preferred Stock	(4)	Equity					12/21/2015			399,308 shares	206,682	493,290	0.22%
Total											1,206,682	2,880,000	1.30%
MTC Parent, L.P.									Oak Brook, IL
Class A-2 Common Units	(4)	Equity					12/1/2015		Finance	750,000 shares	28,842	2,200,000	1.00%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,845,090	9,900,000	4.49%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	350,000	0.16%
Total											10,345,090	10,250,000	4.65%
OGS Holdings, Inc.									Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity					4/22/2014		Services: Government	11,521 shares	50,001	100,000	0.05%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	3M L+9.75%	1.00%	9.50%	2.00%	8/30/2017	10/30/2020	Services: Consumer	$17,617,786	17,220,312	17,270,000	7.84%
Refac Optical Group, et al									Blackwood, NJ
Revolver	(10)(12)	First Lien	1M L+8.00%		9.56%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.40%
Term A Loan	(12)	First Lien	1M L+8.00%		9.56%		11/7/2012	9/30/2018		$943,367	943,367	940,000	0.43%
Term B Loan	(6)(12)	First Lien	1M L+10.75%		10.56%	1.75%	11/7/2012	9/30/2018		$6,464,716	6,464,716	6,460,000	2.93%
Total											8,288,083	8,280,000	3.76
Resolute Industrial, LLC	(14)								Wheeling, IL
Term Loan	(12)(16)(17)	First Lien	3M L+7.62%	1.00%	8.95%		7/26/2017	7/26/2022	Capital Equipment	$3,797,222	3,731,397	3,740,000	1.70%
Term Loan (SBIC)	(2)(12)(16)(17)	First Lien	3M L+7.62%	1.00%	8.95%		7/26/2017	7/26/2022		$13,290,278	13,059,850	13,090,000	5.94%
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity					7/26/2017			601 units	750,000	760,000	0.35%
Total											17,541,247	17,590,000	7.99%
Roberts-Gordon, LLC									Buffalo, NY
Term Loan	(12)	Second Lien	3M L+10.00%	1.00%	11.70%		6/30/2017	1/1/2022	Construction & Building	$7,200,000	7,068,278	7,130,000	3.24%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Specified Air Solutions, LLC Class A Common Unites	(4)	Equity					6/30/2017			3,846 shares	$500,045	$600,000	0.27%
Total											7,568,323	7,730,000	3.51%
Sitel Worldwide Corporation									Nashville, TN
Term Loan	(12)	Second Lien	3M L+9.50	1.00%	10.88%		9/24/2015	9/18/2022	High Tech Industries	$10,000,000	9,848,614	9,950,000	4.52%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2019	Finance	$20,000,000	19,886,350	19,800,000	8.99%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	770,000	0.35%
Total											21,048,894	20,570,000	9.34%
SPM Capital, LLC									Bloomington, MN
Term Loan	(12)	First Lien	3M L+6.50	1.50%	8.19%		12/10/2012	10/31/2018	Healthcare & Pharmaceuticals	$5,421,770	5,421,770	5,420,000	2.46%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)	First Lien	3M L+6.50	1.00%	8.16%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$15,000,000	14,919,983	14,920,000	6.77%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			3,598 shares	156,001	307,023	0.14%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	122,977	0.06%
Total											15,138,469	15,350,000	6.97%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(12)(13)(17)	First Lien	3M L+6.50%	1.00%	8.71%		8/16/2017	8/16/2022	High Tech Industries	$20,000,000	19,529,783	19,600,000	8.90%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,373,100	6,258,780	6,250,000	2.84%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	330,000	0.15%
Total											6,758,780	6,580,000	2.99%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	12.45%		10/21/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,775,974	5,875,000	2.67%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	250,000	340,000	0.15%
Total											6,025,974	6,215,000	2.82%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	1M L+11.75%	1.00%	13.12%		6/8/2015	6/8/2020	Finance	$4,500,000	4,474,973	4,500,000	2.04%
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015			441 units	441,000	578,200	0.26%
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	11,800	0.01%
Total											4,924,973	5,090,000	2.31%
VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	10.95%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,846,185	8,910,000	4.05%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	500,000	0.23%
Total											9,346,185	9,410,000	4.28%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)	Unsecured	3M L+11.00%	1.00%	12.70%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	$1,235,188	$880,000	0.40%
WCI Holdings LLC Class A Preferred Units	(4)	Equity					6/30/2016			56 units	55,550	0	0.00%
WCI Holdings LLC Class B Common Units	(4)	Equity					6/30/2016			3,044 units	3,044	0	0.00%
Total											1,293,782	880,000	0.40%
Zemax, LLC									Redmond, WA
Term Loan (SBIC)	(2)(12)	Second Lien	1M L+10.00%	1.00%	11.60%		10/23/2014	4/23/2020	Software	$3,962,500	3,922,743	3,960,000	1.80%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity					10/23/2014			24,500 units	5,000	11,200	0.01%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity					10/23/2014			5,000 shares	245,000	548,800	0.25%
Total											4,172,743	4,520,000	2.06%
Total Non-controlled, non-affiliated investments											367,401,021	370,849,772	168.38%
Net Investments											368,453,206	371,839,772	168.83%
LIABILITIES IN EXCESS OF OTHER ASSETS												(151,592,530)	(68.83)%
NET ASSETS												$220,247,242	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC Subsidiary, which include $5,258,500 of cash and $154,149,450 of investments (at cost) are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.

(3)	These loans have LIBOR or Euro Floors that are higher than the current applicable LIBOR or Euro rates; therefore, the floors are in effect.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 86% of the Company’s total assets as of December 31, 2017.

(6)	Represents a PIK security. At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	In the fourth quarter of 2016, Binder & Binder National Social Security Disability, emerged from Chapter 11 Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York. The investment’s fair value has been adjusted to reflect the court-approved unsecured claim distribution proceeds that have been awarded to the Company. As of this time, the Company does not expect to receive any additional repayment other than the court awarded amount.

(9)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,750,000, with an interest rate of LIBOR plus 6.50% and a maturity of December 22, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

(10)	Excluded from the investment is an undrawn commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Interest compounds annually on this loan at a rate of 11%. The interest does not increase the principal balance.

(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn commitment in an amount not to exceed $5,750,000, with an interest rate of LIBOR plus 7.62% and a maturity of July 26, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since November 1, 2017.

(16)	This loan is a last-out term loan with a set contractual rate that equals the current applicable LIBOR rate.

(17)	This loan is a unitranche investment.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

As of September 30, 2018, the Company had issued a total of 15,953,810 shares and raised $235,743,261 in gross proceeds since Inception, incurring $7,566,535 in offering expenses and sales load fees for net proceeds from offerings of $228,176,726. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. SBA regulations currently limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of September 30, 2018 and December 31, 2017, the SBIC subsidiary had $75,000,000 and $67,500,000 of regulatory capital, respectively, as such term is defined by the SBA, and had $150,000,000 and $90,000,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of SBIC investments with respect to the Credit Facility.

As a BDC, we are required to comply with certain regulatory requirements. We were formerly only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, was equal to at least 200% after giving effect to such leverage. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2018 and September 30, 2017 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017. In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At September 30, 2018, cash balances totaling $492,433 exceeded FDIC insurance protection levels of $250,000 by $242,433, subjecting the Company to risk related to the uninsured balance. In addition, at September 30, 2018, the Company held $29,389,990 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see Note 9). On September 30, 2018, and December 31, 2017, we held no U.S. Treasury Bills.

Fair Value Measurements

We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (‘‘ASC Topic 820’’). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBA-guaranteed debentures approximate fair value because the interest rates adjusts to the market interest rates (Level 3 input). The carrying value of our 2022 Notes (as definited in Note 11 below) is based on the closing price of the security (level 2 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our 2022 Notes, Credit Facility (as defined in Note 9 below), and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument.

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. During the quarter ended September 30, 2018, the Company incurred $17,898 of costs related to the preparation of a registration statement, which were capitalized and will be treated as discussed above in the event an offering is consummated.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
September 30, 2018
(Unaudited)

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Deducted from other general and administrative expense for the nine months ended September 30, 2018 is a refund receivable of the estimated excise tax paid relating to the years ended December 31, 2017 and 2016 totaling $63,144. Included in other general and administrative expenses for the nine months ended September 30, 2017 is an additional estimate of $14,985 related to the excise tax for the year ended December 31, 2016.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2018 and December 31, 2017, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and nine months ended September 30, 2018 and 2017, were de minimis.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

For the three and nine months ended September 30, 2018, the Company recorded deferred income tax provision of $25,159 and $34,353, respectively, related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2017, the Company recorded deferred income tax benefit of $0 and $8,593, respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2018 and December 31, 2017, the Company had a deferred tax liability of $34,353 and $0, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance was effective for the Company as of January 1, 2018. Note, the guidance exempts interest income from the above guidance, indicating recognition will remain the same. Stellus will continue to recognize origination fees over the life of the loan. Repayment penalty fees will be recognized immediately if a repayment is made and miscellaneous fees such as administration fees will be recognized on the contract renewal date or other discrete point in time per the credit agreement. Per the Topic 606 update, the Company’s timing of its revenue recognition will remain the same for the identified revenue streams as previously reported.

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
September 30, 2018
(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The update is effective for annual periods beginning after December 31, 2018, and interim periods within those annual periods. While the Company is currently assessing the impact of the guidance, it does not expect any impact of this new guidance on its consolidated financial statements to be material.

In August 2018, the FASB issued ASU No. 2018-13 — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is part of the disclosure framework project, which primarily focuses on improving the effectiveness of disclosures in the notes to financial statements. The amendments in this update remove, modify, and add certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The update is effective for annual periods beginning after December 31, 2019, and interim periods within those annual periods. The Company is currently assessing the impact of the guidance, however it does not expect any impact of this new guidance on its consolidated financial statements to be material.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with Stellus Capital pursuant to which Stellus Capital serves as its investment adviser. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital an annual base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an incentive fee.

For the three and nine months ended September 30, 2018, the Company recorded an expense for base management fees of $2,172,948 and $5,970,867, respectively. For the three and nine months ended September 30, 2017, the Company recorded an expense for base management fees of $1,546,781 and $4,634,318, respectively. As of September 30, 2018 and December 31, 2017, $1,422,948 and $1,621,592, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Income Incentive Fee

The income component (“Income Incentive Fee”) is calculated, and payable to the Advisor, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, has a 2.0% hurdle rate (also referred to as the “Hurdle”). Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the Hurdle but is less than 2.5% of net assets (also referred to as the “Catch-up”) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% of net assets.

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

For the three and nine months ended September 30, 2018, the Company incurred $1,565,301 and $3,846,441, respectively, of Income Incentive Fees. For the three and nine months ended September 30, 2017, the Company incurred $462,743 and $2,718,586 respectively, of Income Incentive Fees. As of September 30, 2018 and December 31, 2017, $1,795,933 and $371,647, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,524,330 and $175,738, respectively, were currently payable (as explained below). As of September 30, 2018 and December 31, 2017, $253,603 and $195,909 respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and three and nine months ended September 30, 2018, the Company accrued $651,231 and $1,173,250, respectively, related to the Capital Gains incentive fee. The Company incurred no Capital Gains incentive fee for the three and nine months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, the Company had accrued $1,173,250 and $0 in Capital Gains incentive fees, respectively, none of which are currently payable.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income Incentive Fees Incurred	$1,565,301	$462,743	$3,846,441	$2,718,586
Capital Gains Incentive Fee Accrued	651,231	—	1,173,250	—
Incentive Fee Expense	$2,216,532	$462,743	$5,019,691	$2,718,586

	September 30,	December 31,
	2018	2017
Income Incentive Fee Currently Payable	$1,542,330	$175,738
Income Incentive Fee Deferred	253,603	195,909
Income Incentive Fee Payable	$1,795,933	$371,647

	September 30,	December 31,
	2018	2017
Capital Gains Incentive Fee Currently Payable	$—	$—
Capital Gains Incentive Fee Deferred	1,173,250	—
Capital Gains Incentive Fee Payable	$1,173,250	$—

Director Fees

For the three and nine months ended September 30, 2018, the Company recorded an expense relating to director fees of $73,000 and $244,000, respectively. For the three and nine months ended September 30, 2017, the Company recorded an expense relating to director fees of $83,000 and $254,000, respectively. As of both September 30, 2018 and December 31, 2017, no fees were payable to the Company’s independent directors.

Co-Investments

The Company has received exemptive relief from the SEC to co-invest with investment funds managed by Stellus Capital where doing so is consistent with its investment strategy as well as applicable law (including the terms and conditions of the exemptive relief order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Stellus Capital, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the SEC, with private credit funds managed by Stellus Capital that have an investment strategy that is identical to the Company’s investment strategy. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the exemptive relief order. As of September 30, 2018 and December 31, 2017, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

License Agreement

The Company has entered into a license agreement with Stellus Capital under which Stellus Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, the Company has a right to use the “Stellus Capital” name for so long as Stellus Capital or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Stellus Capital” name.

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

Included in administrative services expense for the three and nine months ended September 30, 2018, the Company recorded expenses of $294,480 and $871,985, respectively, relating to the administration agreement. Included in administrative services expense for the three and nine months ended September 30, 2017, the Company recorded expenses of $277,676 and $837,871, respectively, relating to the administration agreement with Stellus Capital. As of September 30, 2018 and December 31, 2017, $294,480 and $279,141, respectively, remained payable to Stellus Capital relating to the administration agreement.

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
September 30, 2018
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
Fiscal 2018
January 11, 2018	January 31, 2018	February 15, 2018	$0.1133
January 11, 2018	February 28, 2018	March 15, 2018	$0.1133
January 11, 2018	March 29, 2018	April 13, 2018	$0.1133
April 16, 2018	April 30, 2018	May 15, 2018	$0.1133
April 16, 2018	May 31, 2018	June 15, 2018	$0.1133
April 16, 2018	June 29, 2018	July 13, 2018	$0.1133
July 12, 2018	July 31, 2018	August 15, 2018	$0.1133
July 12, 2018	August 31, 2018	September 14, 2018	$0.1133
July 12, 2018	September 28, 2018	October 15, 2018	$0.1133

Total			$8.0643

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) pursuant to which a stockholder will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless it elects to receive distributions in cash. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 0 and 7,931 shares, respectively, through the DRIP during the three and nine months ended September 30, 2018. No new shares were issued in connection with the DRIP during the three and nine months ended September 30, 2017.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings and pursuant to the Company’s DRIP.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds (1)(2)	fees	Expenses	Proceeds	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	14.06
Year to date September 30, 2018	7,931	94,018	—	—	94,018	11.95
Total	15,953,810	$235,743,261	$6,394,110	$1,172,425	$228,176,726

(1)	Net of partial share redemptions. Such share redemptions reduced gross proceeds by $770, $142, $29 and $31 in 2018, 2017, 2016 and 2015, respectively.

(2)	Includes common shares issued under the DRIP of $94,788 during the nine months ended September 30, 2018, $0 for the years ended 2017, 2016 and 2015, and $390,505, $938,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

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

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net increase in net assets resulting from operations	$8,884,517	$5,636,598	$23,831,692	$17,706,116
Average common shares	15,953,810	15,668,415	15,953,491	14,510,408
Basic and diluted earnings per common share	$0.56	$0.36	$1.49	$1.22

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
September 30, 2018
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

At September 30, 2018, the Company had investments in 53 portfolio companies. The total fair value and cost of the investments were $478,004,195 and $470,747,220, respectively. The composition of our investments as of September 30, 2018 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$257,227,103	$258,466,731
Senior Secured – Second Lien	166,715,467	163,445,000
Unsecured Debt	25,406,893	24,395,906
Equity	21,397,757	31,696,558
Total Investments	$470,747,220	$478,004,195

(1) Includes unitranche investments, which account for 21.2% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

At December 31, 2017, the Company had investments in 48 portfolio companies. The composition of our investments as of December 31, 2017 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$140,915,106	$141,006,923
Senior Secured – Second Lien	181,164,730	178,432,850
Unsecured Debt	27,903,141	27,430,000
Equity	18,470,229	24,969,999
Total Investments	$368,453,206	$371,839,772

(1) Includes unitranche investments, which account for 13.2% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2018 and December 31, 2017, the Company had unfunded commitments of $17,672,293 and $8,686,667, respectively, to provide debt financing to twelve and four portfolio companies, respectively. The Company maintains sufficient liquidity to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2018 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$258,466,731	$258,466,731
Senior Secured – Second Lien	—	—	163,445,000	163,445,000
Unsecured Debt	—	—	24,395,906	24,395,906
Equity	—	—	31,696,558	31,696,558
Total Investments	$—	$—	$478,004,195	$478,004,195

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$141,006,923	$141,006,923
Senior Secured – Second Lien	—	—	178,432,850	178,432,850
Unsecured Debt	—	—	27,430,000	27,430,000
Equity	—	—	24,969,999	24,969,999
Total Investments	$—	$—	$371,839,772	$371,839,772

The following table shows the changes in aggregate values of Level 3 portfolio investments during the nine months ended September 30, 2018:

	Senior Secured	Senior Secured
	Loans - First	Loans - Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of year	$141,006,923	$178,432,850	$27,430,000	$24,969,999	$371,839,772
Purchases of investments	162,876,903	28,665,000	251,180	6,542,135	198,335,218
Payment-in-kind interest	86,070	338,403	67,155	—	491,628
Sales and redemptions	(47,195,612)	(43,972,007)	(2,903,096)	(8,797,651)	(102,868,366)
Realized gain	—	—	—	5,183,050	5,183,050
Change in unrealized appreciation (depreciation)	1,147,813	(538,586)	(537,846)	3,799,025	3,870,406
Amortization of premium and	544,634	519,340	88,513	—	1,152,487
Transfer from Level 2	—	—	—	—	—
Fair value at end of period	$258,466,731	$163,445,000	$24,395,906	$31,696,558	$478,004,195
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2018	$1,314,350	$(110,966)	$(557,846)	$5,772,969	$6,418,507

There were no Level 3 transfers during the nine months ended September 30, 2018.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2017 as follows:

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2018:

			% of Total
	Cost	Fair Value	Investments
Texas	$115,892,031	$115,490,000	24.16%
California	84,373,582	85,370,000	17.87%
New Jersey	42,444,132	42,599,990	8.91%
Illinois	27,610,503	32,130,001	6.72%
New York	28,098,320	28,746,557	6.02%
Canada	24,719,966	25,130,000	5.26%
Arizona	21,645,010	22,281,710	4.66%
South Carolina	20,947,774	21,400,000	4.48%
Tennessee	20,285,211	20,280,000	4.25%
Ohio	19,851,059	20,000,000	4.18%
Arkansas	15,178,576	15,610,000	3.27%
Wisconsin	11,528,228	11,530,000	2.41%
Georgia	5,986,246	9,520,000	1.99%
Pennsylvania	7,871,388	7,940,937	1.66%
Indiana	7,376,519	7,375,000	1.54%
Puerto Rico	8,859,524	5,080,000	1.06%
North Carolina	4,942,955	4,580,000	0.96%
Massachusetts	1,317,406	1,740,000	0.36%
Utah	1,526,485	540,000	0.11%
Missouri	—	310,000	0.06%
Florida	242,304	210,000	0.04%
Virginia	50,001	140,000	0.03%
	$470,747,220	$478,004,195	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2018:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$57,749,897	$61,935,000	12.96%
Healthcare & Pharmaceuticals	42,497,041	39,551,710	8.27%
Software	37,398,848	38,580,000	8.07%
Finance	34,175,289	37,562,742	7.85%
Beverage, Food, & Tobacco	30,478,074	29,490,000	6.17%
Retail	28,937,764	29,389,990	6.15%
Media: Broadcasting & Subscription	27,503,761	27,873,815	5.82%
Education	25,398,540	25,040,000	5.24%
Consumer Goods: Durable	24,431,451	24,710,000	5.17%
Energy: Oil & Gas	23,257,986	24,445,001	5.11%
High Tech Industries	24,613,011	24,370,000	5.10%
Construction & Building	17,955,174	18,250,000	3.82%
Services: Consumer	17,826,070	18,010,000	3.77%
Automotive	17,441,419	17,540,937	3.67%
Consumer goods: non-durable	13,939,171	14,050,000	2.94%
Containers, Packaging, & Glass	11,528,228	11,530,000	2.41%
Chemicals, Plastics, & Rubber	11,684,846	11,355,000	2.38%
Capital Equipment	7,543,793	8,010,000	1.68%
Transportation: Cargo	6,802,534	6,840,000	1.43%
Insurance	5,421,369	5,480,000	1.15%
Hotel, Gaming, & Leisure	3,166,829	3,390,000	0.71%
Environmental Industries	946,124	460,000	0.10%
Services: Government	50,001	140,000	0.03%
	$470,747,220	$478,004,195	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%
	$368,453,206	371,839,772	100.00%

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2018:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-4.89 to 5.03% (-1.42%)
		Income/Market	Risk free rates	-1.54% to 1.90% (0.78%)
First lien debt	$258,466,731	approach (2)	Market multiples	5x to 21x (12x)(4)

			HY credit spreads,	-1.58% to 4.27% (0.05%)
		Income/Market	Risk free rates	0.56% to 1.85% (1.18%)
Second lien debt	$163,445,000	approach (2)	Market multiples	7x to 16x (12x)(4)

			HY credit spreads,	-0.93% to 3.43% (0.55%)
		Income/Market	Risk free rates	0.23% to 2.03% (1.06%)
Unsecured debt	$24,395,906	approach (2)	Market multiples	1x to 14x (5x)(4)

			Underwriting multiple/
Equity investments	$31,696,558	Market approach (5)	EBITDA Multiple	1x to 14x (10x)
Total Long Term Level 3 Investments	$478,004,195

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

(1)	Weighted average based on fair value as of September 30, 2018.

(2)	Included but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.58% (-158 basis points) to 4.27% (427 basis points). The average of all changes was 0.05% (5 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2017:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-3.73% to 5.53% (-0.81%)
		Income/Market	Risk free rates	-0.24% to 1.12% (0.54%)
First lien debt	$141,006,923	approach (2)	Market multiples	11x to 13x (12x)(4)

			HY credit spreads,	-2.52% to 4.78% (-0.58%)
		Income/Market	Risk free rates	-0.28% to 1.01% (0.39%)
Second lien debt	$178,432,850	approach (2)	Market multiples	8x to 8x (8x)(4)

			HY credit spreads,	-0.67% to 3.93% (0.89%)
		Income/Market	Risk free rates	0.12% to 1.18% (0.52%)
Unsecured debt	$27,430,000	approach (2)	Market multiples	1x to 14x (13x)(4)

			Underwriting multiple/
Equity investments	$24,969,999	Market approach (5)	EBITDA Multiple	1x to 15x (9x)
Total Long Term Level 3 Investments	$371,839,772

(1)	Weighted average based on fair value as of December 31, 2017.

(2)	Including but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

As of September 30, 2018 and December 31, 2017, the Company had unfunded commitments of $17,672,293 and $8,686,667, respectively, to provide debt financing for twelve and four portfolio companies, respectively. As of September 30, 2018, the Company had sufficient liquidity to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS
	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$13.81	$13.69
Net investment income	0.93	0.93
Change in unrealized appreciation (depreciation)	0.25	(0.02)
Net realized gain	0.32	0.31
Total from investment operations	$1.50	$1.22

Offering Cost	—	(0.02)
Stockholder distributions from:
Net investment income	(1.02)	(1.02)
Other(7)	—	(0.02)
Net asset value at end of period	$14.29	$13.85

Per share market value at end of period	$13.64	$13.65
Total return based on market value(2)	11.6%	21.8%
Weighted average shares outstanding	15,953,810	14,510,408

	For the		For the
	nine months		nine months
	ended		ended
	September 30, 2018		September 30, 2017
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$227,905,084		$219,536,042
Weighted Average net assets	$222,361,364		$187,011,680
Annualized ratio of gross operating expenses to net assets(3)(6)	13.97%		11.71%
Annualized ratio of interest expense and other fees to net assets(3)	5.36%		4.21%
Annualized ratio of net investment income to net assets(3)(6)	8.89%		9.70%
Portfolio Turnover(4)	23.11%		33.38%
Notes payable	$48,875,000		$48,875,000
Credit Facility payable	$83,300,000		$36,000,000
SBA Debentures	$150,000,000		$65,000,000
Asset coverage ratio(5)	2.72	x	3.59 x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

(3)	Financial highlights for periods of less than one year are annualized, with exception of the provision for taxes on the unrealized gain on investments.

(4)	Calculated as the lesser of purchases or sales divided by average portfolio balance and is not annualized.

(5)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(6)	These ratios include the impact of the benefit (provision) for income taxes related to unrealized gain (loss) on investments of ($34,353) and $8,593, respectively, for the nine months ended September 30, 2018 and September 30, 2017, which are not reflected in net investment income, gross operating expenses or net operating expenses. The benefit (provision) for income taxes related to unrealized gain or loss on investments to net assets for both the nine months ended September 30, 2018 and 2017 is (0.02)% and <0.01%, respectively.

(7)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility, as amended on November 21, 2014 and August 31, 2016, provided for borrowings in an aggregate amount of $120,000,000 on a committed basis with an accordion feature that allowed the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. The Company terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018 and August 2, 2018, with ZB, N.A., dba Amegy Bank and various other leaders (the ‘‘Credit Facility’’).

The Credit Facility, as amended, provides for borrowings up to a maximum of $180,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with no LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2021.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2018, the Company was in compliance with these covenants.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

As of September 30, 2018 and December 31, 2017, the outstanding balance under the Credit Facility was $83,300,000 and $40,750,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred total costs of $3,067,715 in connection with obtaining, amending, and maintaining the Original Facility. The Company incurred costs of $1,468,616 in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2018 and December 31, 2017, $1,398,038 and $1,417,521 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30,	December 31,
	2018	2017
Credit Facility payable	$83,300,000	$40,750,000
Prepaid loan structure fees	1,398,038	1,417,521
Credit facility payable, net of prepaid loan structure fees	$81,901,962	$39,332,479

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Interest expense	$1,116,199	$487,452	$2,802,833	$1,924,183
Loan fee amortization	110,351	113,071	297,427	335,525
Commitment fees on unused portion	95,391	92,840	256,814	189,448
Administration fees	8,798	12,568	32,057	37,295
Total interest and financing expenses	$1,330,739	$705,931	$3,389,131	$2,486,451

Weighted average interest rate	4.7%	4.1%	4.6%	3.7%
Effective interest rate	5.6%	5.9%	5.6%	4.7%
Average debt outstanding	$94,253,804	$47,342,391	$81,430,037	$70,035,714

Cash paid for interest and unused fees	$1,255,937	$369,215	$2,986,999	$1,988,222

NOTE 10 — SBA-GUARANTEED DEBENTURES

 Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of September 30, 2018 and December 31, 2017, the SBIC subsidiary had $75,000,000 and $67,500,000 in regulatory capital, respectively, as such term is defined by the SBA.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

On a stand-alone basis, the SBIC subsidiary held $229,130,853 and $161,992,327 in assets at September 30, 2018 and December 31, 2017, respectively, which accounted for approximately 44.8% and 40.4% of our total consolidated assets at September 30, 2018 and December 31, 2017, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of September 30, 2018 and December 31, 2017, the SBIC subsidiary had $150,000,000 and $90,000,000 of the SBA-guaranteed Debentures outstanding, respectively. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of September 30, 2018:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate		SBA Annual Charge

October 14, 2014	March 1, 2025	$6,500,000	2.52%		0.36%
October 17, 2014	March 1, 2025	6,500,000	2.52%		0.36%
December 24, 2014	March 1, 2025	3,250,000	2.52%		0.36%
June 29, 2015	September 1, 2025	9,750,000	2.83%		0.36%
October 22, 2015	March 1, 2026	6,500,000	2.51%		0.36%
October 22, 2015	March 1, 2026	1,500,000	2.51%		0.74%
November 10, 2015	March 1, 2026	8,800,000	2.51%		0.74%
November 18, 2015	March 1, 2026	1,500,000	2.51%		0.74%
November 25, 2015	March 1, 2026	8,800,000	2.51%		0.74%
December 16, 2015	March 1, 2026	2,200,000	2.51%		0.74%
December 29, 2015	March 1, 2026	9,700,000	2.51%		0.74%
November 28, 2017	March 1, 2028	25,000,000	3.19%		0.22%
April 27, 2018	September 1, 2028	40,000,000	3.55%		0.22%
July 30, 2018	September 1, 2028	17,500,000	3.55%		0.22%
September 25, 2018	March 1, 2029	2,500,000	2.88%	(1)	0.22%
Total SBA-guaranteed debentures		$150,000,000

(1) Debenture interest rate will be set as determined by the SBA when pooled on March 20, 2019

As of September 30, 2018 and December 31, 2017, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2018 and December 31, 2017, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of September 30, 2018, the Company has incurred $5,137,500 in financing costs related to the SBA-guaranteed debentures since receiving our license, which were recorded as prepaid loan fees. As of September 30, 2018 and December 31, 2017, $3,764,528 and $2,181,187 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30,	December 31,
	2018	2017
SBA debentures payable	$150,000,000	$90,000,000
Prepaid loan fees	3,764,528	2,181,187
SBA Debentures, net of prepaid loan fees	$146,235,472	$87,818,813

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Interest expense	$1,126,536	$508,923	$2,692,692	$1,510,172
Debenture fee amortization	191,054	81,993	471,658	243,306
Total interest and financing expenses	$1,317,590	$590,916	$3,164,350	$1,753,478

Weighted average interest rate	3.1%	3.1%	3.1%	3.1%
Effective interest rate	3.7%	3.6%	3.6%	3.6%
Average debt outstanding	$142,146,739	$65,000,000	$117,097,070	$65,000,000

Cash paid for interest	$1,945,728	$1,017,845	$3,107,218	$2,019,095

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Interest expense	$—	$356,597	$—	$1,169,097
Deferred financing costs	—	40,753	—	131,131
Administration fees	—	1,768	—	5,246
Total interest and financing expenses	$—	$399,118	$—	$1,305,474
Loss on extinguishment of debt	$—	$302,732	$—	$302,732

Cash paid for interest	$—	$564,236	$—	$1,376,736

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

The Company used all of the net proceeds from the offering of the 2022 Notes to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of both September 30, 2018 and December 31, 2017, the aggregate carrying amount of the 2022 Notes was approximately $48,875,000 and the fair value of the Notes was approximately $49,070,500 and $49,520,150, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1,688,961 of fees, which are being amortized over the term of the 2022 Notes, of which $1,316,987 and $1,568,512 remains to be amortized as of September 30, 2018 and December 31, 2017, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Interest expense	$702,578	$312,257	$2,107,734	$312,257
Deferred financing costs	83,784	33,462	248,620	33,462
Administration fees	5,425	924	7,905	924
Total interest and financing expenses	$791,787	$346,643	$2,364,259	$346,643

Cash paid for interest	$702,578	$—	$2,107,735	$—

The following is a summary of the 2022 Notes Payable, net of deferred financing costs:

	September 30,	December 31,
	2018	2017
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	1,316,987	1,568,512
Notes payable, net of deferred financing costs	$47,558,013	$47,306,488

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

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On October 1, 2018, the Company received full repayment on the second lien term loan of Roberts-Gordon, LLC for total proceeds of $7,200,000, including a $30,000 prepayment fee. The Company also received a distribution related to our equity of $852,631 which resulted in a realized gain of $352,586.

On October 1, 2018, the Company invested $10,000,000 in the second lien term loan of NGS US Finco, LLC, a manufacturer of rotary meters, pipeline distribution repair/upgrade products, electric actuators and chemical pumps to natural gas utilities and energy/industrial distributors.

On October 18, 2018, the Company invested $10,678,772 in the first lien term loan and $3,669,681 in the unfunded delayed draw term loan of Premiere Digital Services, Inc, a provider of digital media services to the entertainment industry. Additionally, the Company invested $500,000 in the equity of the company.

On October 2, 2018, the Company invested $3,250,000 in the first lien term loan of TechInsights, Inc., an existing portfolio company.

On October 23, 2018, the Company had a partial sell down of the first lien term loan of Good Source Solutions, Inc. for $9,900,000 million.

On October 31, 2018, the Company received full repayment on the second lien term loan of Keais Records Service, LLC for total proceeds of $7,892,500, including a $142,500 prepayment fee.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Credit Facility

The outstanding balance under the Credit Facility as of November 5, 2018 was $62,050,000.

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of November 5, 2018 was $150,000,000.

Dividend Declared

On October 16, 2018, the Company’s board of directors declared a regular monthly dividend for each of October, November and December 2018 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/16/2018	10/30/2018	10/31/2018	11/15/2018	$0.1133
10/16/2018	11/29/2018	11/30/2018	12/14/2018	$0.1133
10/16/2018	12/28/2018	12/31/2018	1/15/2019	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

STELLUS CAPITAL INVESTMENT CORPORATION

 Consolidated Schedule of Investments in and Advances to Affiliates

September 30, 2018

(dollars in thousands)

Company	Investment(1)	December 31, 2017 Fair Value	Amount of Realized Gain / (Loss)	Amount of Unrealized Gain / (Loss)	Amount of Interest, Fees or Dividends Credit to Income(2)	Gross Additions(3)	Gross Reductions(4)	September 30, 2018 Fair Value
Non-control Investments
Affiliate investments

Glori Energy Production Inc.	Class A Common Units	$990	$-	$65	$-	$-	$(1,000)	$55
Total Non-Control/Affiliate investments		$990	$-	$65	$-	$-	$(1,000)	$55

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

This schedule should be read in conjunction with Stellus’s consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)	The principal amount and ownership detail for equity investments is included in the consolidated schedule of investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in "Amounts from investments transferred from other 1940 Act classifications during the period."

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include the movement of an existing portfolio company into this category and out of a different category.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include the movement of an existing portfolio company out of this category and into a different category.
51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Stellus Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of Stellus Capital to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Stellus Capital to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code, and as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act, and

•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. Our investment activities are managed by our investment adviser, Stellus Capital.

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

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2018, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of September 30, 2018, we had $478.0 million (at fair value) invested in 53 portfolio companies. As of September 30, 2018, our portfolio included approximately 54% of first lien debt, 34% of second lien debt, 5% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2018 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$257,227,103	$258,466,731
Senior Secured – Second Lien	166,715,467	163,445,000
Unsecured Debt	25,406,893	24,395,906
Equity	21,397,757	31,696,558
Total Investments	$470,747,220	$478,004,195

(1) Includes unitranche investments, which account for 21.2% of our portfolio at fair value. Unitranche structures may combine characteristics of traditional first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2018 and December 31, 2017, we had unfunded commitments of $17.7 million and $8.7 million, respectively, to provide debt financing for twelve and four portfolio companies, respectively. As of September 30, 2018, the Company had sufficient liquidity to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2018:

			% of Total
	Cost	Fair Value	Investments
Texas	$115,892,031	$115,490,000	24.16%
California	84,373,582	85,370,000	17.87%
New Jersey	42,444,132	42,599,990	8.91%
Illinois	27,610,503	32,130,001	6.72%
New York	28,098,320	28,746,557	6.02%
Canada	24,719,966	25,130,000	5.26%
Arizona	21,645,010	22,281,710	4.66%
South Carolina	20,947,774	21,400,000	4.48%
Tennessee	20,285,211	20,280,000	4.25%
Ohio	19,851,059	20,000,000	4.18%
Arkansas	15,178,576	15,610,000	3.27%
Wisconsin	11,528,228	11,530,000	2.41%
Georgia	5,986,246	9,520,000	1.99%
Pennsylvania	7,871,388	7,940,937	1.66%
Indiana	7,376,519	7,375,000	1.54%
Puerto Rico	8,859,524	5,080,000	1.06%
North Carolina	4,942,955	4,580,000	0.96%
Massachusetts	1,317,406	1,740,000	0.36%
Utah	1,526,485	540,000	0.11%
Missouri	—	310,000	0.06%
Florida	242,304	210,000	0.04%
Virginia	50,001	140,000	0.03%
	$470,747,220	$478,004,195	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Texas	$109,043,496	$108,445,000	29.16%
New Jersey	34,531,876	34,595,527	9.30%
New York	28,939,268	29,365,000	7.90%
Canada	26,315,677	26,440,000	7.11%
California	25,519,753	25,930,000	6.97%
Illinois	24,250,169	25,700,000	6.91%
Massachusetts	22,534,191	22,247,850	5.98%
Arizona	13,565,958	13,840,000	3.72%
North Carolina	12,248,770	12,499,167	3.36%
Ohio	10,112,627	9,990,000	2.69%
Tennessee	9,848,614	9,950,000	2.68%
Missouri	9,152,087	9,530,000	2.56%
Georgia	5,929,223	8,329,998	2.24%
Pennsylvania	7,848,470	8,058,746	2.17%
Arkansas	7,397,881	7,618,484	2.05%
Minnesota	5,421,770	5,420,000	1.46%
Puerto Rico	8,827,864	5,080,000	1.37%
Washington	4,172,743	4,520,000	1.22%
Alabama	1,206,682	2,880,000	0.77%
Utah	1,293,782	880,000	0.24%
Florida	242,304	420,000	0.11%
Virginia	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2018:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$57,749,897	$61,935,000	12.96%
Healthcare & Pharmaceuticals	42,497,041	39,551,710	8.27%
Software	37,398,848	38,580,000	8.07%
Finance	34,175,289	37,562,742	7.85%
Beverage, Food, & Tobacco	30,478,074	29,490,000	6.17%
Retail	28,937,764	29,389,990	6.15%
Media: Broadcasting & Subscription	27,503,761	27,873,815	5.82%
Education	25,398,540	25,040,000	5.24%
Consumer Goods: Durable	24,431,451	24,710,000	5.17%
Energy: Oil & Gas	23,257,986	24,445,001	5.11%
High Tech Industries	24,613,011	24,370,000	5.10%
Construction & Building	17,955,174	18,250,000	3.82%
Services: Consumer	17,826,070	18,010,000	3.77%
Automotive	17,441,419	17,540,937	3.67%
Consumer goods: non-durable	13,939,171	14,050,000	2.94%
Containers, Packaging, & Glass	11,528,228	11,530,000	2.41%
Chemicals, Plastics, & Rubber	11,684,846	11,355,000	2.38%
Capital Equipment	7,543,793	8,010,000	1.68%
Transportation: Cargo	6,802,534	6,840,000	1.43%
Insurance	5,421,369	5,480,000	1.15%
Hotel, Gaming, & Leisure	3,166,829	3,390,000	0.71%
Environmental Industries	946,124	460,000	0.10%
Services: Government	50,001	140,000	0.03%
	$470,747,220	$478,004,195	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

			% of Total
	Cost	Fair Value	Investments
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%
	$368,453,206	371,839,772	100.00%

At September 30, 2018, our average portfolio company investment at amortized cost and fair value was approximately $8.9 million and $9.0 million, respectively, and our largest portfolio company investment was $29.0 million at both amortized cost and fair value. At December 31, 2017, our average portfolio company investment at amortized cost and fair value was approximately $7.7 million and $7.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.5 million and $22.2 million, respectively.

At September 30, 2018, 90% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 10% bore interest at fixed rates. At December 31, 2017, 87% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 13% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2018 and December 31, 2017 was 11.0% and 10.8%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $29.9 million and $25.1 million, respectively.

Investment Activity

During the nine months ended September 30, 2018, we made an aggregate of $198.3 million (net of fees) of investments in twelve new portfolio companies and eleven existing portfolio companies. During the nine months ended September 30, 2018, we received an aggregate of $102.8 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2018			As of December 31, 2017
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies
1	$99.1	21%	13	$25.9	7%	5
2	331.3	69%	32	306.7	82%	36
3	41.4	9%	5	37.0	10%	5
4	6.2	1%	4	1.9	1%	1
5	—	—%		0.4	—%	1
Total	$478.0	100%	54	$371.9	100%	48

(1)	One portfolio company appears in two categories as of September 30, 2018

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2018, we had three loans on non-accrual status which represented approximately 2.4% of our loan portfolio at cost and 1.3% at fair value. As of December 31, 2017, we had two loans on non-accrual status, which represented approximately 1.2% of our loan portfolio at cost and 0.3% at fair value.

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

Comparison of the Three Months and Nine Months Ended September 30, 2018 and 2017

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three and nine months ended September 30, 2018 and 2017 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2018	2017	2018	2017
Interest income(1)	$13.7	$9.6	$36.3	$28.5
PIK interest	0.2	0.2	0.5	0.3
Miscellaneous fees(1)	0.6	0.2	1.2	1.4
Total	$14.5	$10.0	$38.0	$30.2

(1) For the three and nine months ended September 30, 2018, we recognized $1.0 million and $1.6 million of non-recurring income, respectively. For the three and nine months ended September 30, 2017, we recognized $0.4 million and $2.3 million of non-recurring income, respectively. For both periods, non-recurring income was related to early repayments and amendments to specific loan positions.

The increases in total income from the respective periods were due to the growth in the overall investment portfolio, as well as an overall increase in interest rates.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staff);

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of distributing any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2018 and 2017 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2018	2017	2018	2017
Operating Expenses
Management fees	$2.2	$1.5	$6.0	$4.6
Valuation Fees	0.1	0.1	0.3	0.3
Administrative services expenses	0.3	0.3	1.0	0.9
Income incentive fees	1.6	0.5	3.8	2.7
Capital gain incentive fees	0.7	—	1.2	—
Professional fees	0.3	0.4	1.0	0.9
Directors’ fees	0.1	0.1	0.2	0.3
Insurance expense	0.1	0.1	0.3	0.3
Interest expense and other fees	3.4	2.0	8.9	5.9
Other general and administrative	0.1	0.2	0.5	0.5
Total Operating Expenses	$8.9	$5.2	$23.2	$16.4
Loss on extinguished debt	$-	$0.3	$-	$0.3

The increase in operating expenses for the respective periods was primarily due to 1) an increase in management fees, directly related to the growth of our portfolio, 2) increased interest expense due to the greater principal amount of the additional 2022 Notes, despite their lower annual interest rate as compared to the 2019 Notes, the higher balance and increased rates on the Credit Facility, and SBA-guaranteed debentures outstanding during the period, 3) higher income incentive fees due to performance of the portfolio and 4) the accrual of a capital gains incentive fee during the quarter and year ended September 30, 2018, due to realized gains and the net unrealized appreciation on our portfolio. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such capital gain incentive fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement. See Note 2 to our consolidated financial statements for further discussion on capital gains incentive fees.

Net Investment Income

For the three months ended September 30, 2018, net investment income was $5.6 million, or $0.35 per common share (based on 15,953,810 weighted-average common shares outstanding at September 30, 2018).

For the three months ended September 30, 2017, net investment income was $4.4 million, or $0.29 per common share (based on 15,668,415 weighted-average common shares outstanding at September 30, 2017).

For the nine months ended September 30, 2018, net investment income was $14.8 million, or $0.93 per common share (based on 15,953,491 weighted-average common shares outstanding at September 30, 2018).

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

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2018 totaled $57.0 million, and net realized gains totaled $2.8 million from a realization of our equity investment in a portfolio company.

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2017 totaled $53.5 million, and net realized gains totaled $5.2 million, mostly from a realization of our equity investment in a portfolio company.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2018 totaled $102.8 million, and net realized gains totaled $5.2 million, mostly from realizations of our equity investments in a few portfolio companies.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2017 totaled $133.4 million, and net realized gains totaled $4.5 million, including a loss on a noncash conversion of debt to equity.

Net Change in Unrealized Appreciation (depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended September 30, 2018 and 2017 totaled $0.5 million and $(4.1) million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the nine months ended September 30, 2018 and 2017 totaled $3.9 million and $(0.4) million, respectively.

The change in unrealized appreciation for the three and nine months ended September 30, 2018 was due to the improved performance of certain portfolio investments with a further benefit from overall market performance.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2018 and 2017, we recognized a provision for income tax on unrealized investments of $25.2 thousand and $0 for the Taxable Subsidiaries, respectively. For the nine months ended September 30, 2018 and 2017, we recognized a benefit for income tax on unrealized investments of $0 and $8.0 thousand, respectively. As of September 30, 2018 and December 31, 2017, there was a deferred tax liability of $34.4 thousand and $0 on the Consolidated Statement of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2018, net increase in net assets resulting from operations totaled $8.9 million, or $0.56 per common share (based on 15,953,810 weighted-average common shares outstanding at September 30, 2018).

For the three months ended September 30, 2017, net increase in net assets resulting from operations totaled $5.6 million, or $0.36 per common share (based on 15,668,415 weighted-average common shares outstanding at September 30, 2017).

For the nine months ended September 30, 2018, net increase in net assets resulting from operations totaled $23.8 million, or $1.49 per common share (based on 15,953,491 weighted-average common shares outstanding at September 30, 2018).

For the nine months ended September 30, 2017, net increase in net assets resulting from operations totaled $17.7 million, or $1.22 per common share (based on 14,510,408 weighted-average common shares outstanding at September 30, 2017).

The increase in net assets resulting from operations for the nine months ended September 30, 2018 was primarily the result of realized and unrealized gains on certain equity positions.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $79.2 million for the nine months ended September 30, 2018, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the nine months ended September 30, 2018 provided cash of $84.0 million due to net borrowings under the Credit Facility during the period, as well as SBA-guaranteed debentures drawn during the period.

Our operating activities provided cash of $29.0 million for the nine months ended September 30, 2017, primarily in connection with the sales and repayments on our investments, some of which was offset by the purchase and origination of new portfolio investments. Our financing activities for the nine months ended September 30, 2017 used cash of $26.5 million due to net repayments of the Credit Facility, distributions to stockholders and the settlement of the 2019 Notes during the period, some of which was offset by net proceeds from the issuance of common stock and the 2022 Notes.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times during the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, our asset coverage ratio was 272% and 346%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $29.9 million and $25.1 million, respectively.

Credit Facility

On November 7, 2012, we entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility, as amended on November 21, 2014 and August 31, 2016, provided for borrowings in an aggregate amount of $120.0 million on a committed basis with an accordion feature that allowed us to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. We terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017 and as amended on March 28, 2018 and August 2, 2018, with ZB, N.A., dba Amegy Bank and various other leaders (the ‘‘Credit Facility’’).

The Credit Facility, as amended, provides for borrowings up to a maximum of $180.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) with no LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2021. This represents an interest rate reduction of 12.5 basis points and a three year extension of maturity over the Original Facility.

Our obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2018, we were in compliance with these covenants

As of September 30, 2018 and December 31, 2017, the outstanding balance under the Credit Facility was $83.3 million and $40.8 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. We incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Original Facility. We incurred costs of $1.5 million in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of both September 30, 2018 and December 31, 2017, $1.4 million of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2018 and 2017 (in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Interest expense	$1.1	$0.5	$2.8	$1.9
Loan fee amortization	0.1	0.1	0.3	0.3
Commitment fees on unused portion	0.1	0.1	0.3	0.2
Total interest and financing expenses	$1.3	$0.7	$3.4	$2.4

Weighted average interest rate	4.7%	4.1%	4.6%	3.7
Effective interest rate	5.6%	5.9%	5.6%	4.7
Average debt outstanding	$94.3	$47.3	$81.4	$70.0

Cash paid for interest and unused fees	$1.3	$0.4	$3.0	$2.0

SBA-Guaranteed Debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, an SBIC can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. The 2016 omnibus spending bill approved by the U.S. Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. In June 2018, the U.S. Senate passed the Small Business Investment Opportunity Act, which the President signed into law, that amended the Small Business Investment Act of 1958, as amended, by increasing the individual leverage limit from $150 million to $175 million, subject to SBA approval. As of September 30, 2018 and December 31, 2017, the SBIC subsidiary had $75.0 million and $67.5 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $229.1 and $162.0 million in assets at September 30, 2018 and December 31, 2017, respectively, which accounted for approximately 44.8% and 40.4% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of September 30, 2018 and December 31, 2017, the SBIC subsidiary had $150.0 million and $90.0 million of SBA-guaranteed debentures outstanding, respectively. See Note 10 for further detail on the SBA-guaranteed debentures outstanding.

As of September 30, 2018 and December 31, 2017, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2018 and December 31, 2017 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of September 30, 2018, the Company has incurred $5.1 million in financing costs related to the SBA-guaranteed debentures since receiving our license, which were recorded as prepaid loan fees. As of September 30, 2018 and December 31, 2017, $3.8 and $2.2 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

Interest is paid semi-annually, in March and September. The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2018 and 2017 (in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Interest expense	$1.1	$0.5	$2.7	$1.5
Debenture fee amortization	0.2	0.1	0.5	0.2
Total interest and financing expenses	$1.3	$0.6	$3.2	$1.7

Weighted average interest rate	3.1%	3.1%	3.1%	3.1%
Effective interest rate	3.7%	3.6%	3.6%	3.6%
Average debt outstanding	$142.2	$65.0	$117.1	$65.0

Cash paid for interest	$2.0	$1.0	$3.1	$2.0

Notes Offering

On May 5, 2014, we closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “2019 Notes”), due on April 30, 2019. On August 21, 2017, we caused notices to be issued to the holders of our 2019 Notes regarding the exercise of our option to redeem all of the issued and outstanding 2019 Notes, pursuant to Section 1101 of the Base Indenture dated as of May 5, 2014, between the Company and U.S. Bank National Association, as trustee, and Section 1.01(h)(i) of the First Supplemental Indenture dated as of May 5, 2014. We redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017. The 2019 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a loss on the extinguishment of debt of $0.3 million for the three and nine months ended September 30, 2017, due to the amortization of the deferred financing costs remaining on the 2019 Notes.

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Interest expense	$-	$0.4	$-	$1.2
Deferred financing costs	-	-	-	0.1
Total interest and financing expenses	$-	$0.4	$-	$1.3
Loss on extinguishment of debt	$-	$0.3	$-	$0.3

Cash paid for interest	$-	$0.5	$-	$1.4

On August 21, 2017, we issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, we issued an additional $6.4 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after September 15, 2019 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly beginning December 15, 2017.

We used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of September 30, 2018 and December 31, 2017, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million for both periods and the fair value of the Notes was approximately $49.1 million and $49.5 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $1.3 million and $1.6 million remains to be amortized as of September 30, 2018 and December 31, 2017, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Interest expense	$0.7	$0.3	$2.1	$0.3
Deferred financing costs	0.1	0.1	0.3	0.1
Total interest and financing expenses	$0.8	$0.4	$2.4	$0.4

Cash paid for interest	$0.7	$-	$2.1	$-

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2018 and December 31, 2017, our off-balance sheet arrangements consisted of unfunded commitments to provide debt financing to twelve and four of our portfolio companies, respectively, totaling $17.7 million and $8.7 million, respectively. As of September 30, 2018, the Company had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

Subsequent Events

Investment Portfolio

On October 1, 2018, we received full repayment on the second lien term loan of Roberts-Gordon, LLC for total proceeds of $7.2 million, including a $0.03 million prepayment fee. We also received a distribution related to our equity of $0.9 million which resulted in a realized gain of $0.4 million.

On October 1, 2018, we invested $10.0 million in the second lien term loan of NGS US Finco, LLC, a manufacturer of rotary meters, pipeline distribution repair/upgrade products, electric actuators and chemical pumps to natural gas utilities and energy/industrial distributors.

On October 18, 2018, we invested $10.7 million in the first lien term loan and $3.7 million in the unfunded delayed draw term loan of Premiere Digital Services, Inc, a provider of digital media services to the entertainment industry. Additionally, we invested $0.5 million in the equity of the company.

On October 2, 2018, we invested $3.3 million in the first lien term loan of TechInsights, Inc., an existing portfolio company.

On October 23, 2018, we had a partial sell down of the first lien term loan of Good Source Solutions, Inc. for $9.9 million.

On October 31, 2018, we received full repayment on the second lien term loan of Keais Records Service, LLC for total proceeds of $7.9 million, including a $0.1 million prepayment fee.

Credit Facility

The outstanding balance under the Credit Facility as of November 5, 2018 was $62.1 million.

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of November 5, 2018 was $150.0 million.

Dividend Declared

On October 16, 2018, the Company’s board of directors declared a regular monthly dividend for each of October, November and December 2018 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/16/2018	10/30/2018	10/31/2018	11/15/2018	$0.1133
10/16/2018	11/29/2018	11/30/2018	12/14/2018	$0.1133
10/16/2018	12/28/2018	12/31/2018	1/15/2019	$0.1133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended September 30, 2018 and 2017, 90% and 77% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of September 30, 2018 and 2017, the weighted average interest rate floor on our floating rate loans was 0.97% and 0.87%, respectively.

Assuming that the Statement of Assets and Liabilities as of September 30, 2018 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points	Interest Income	Interest Expense	Net Interest Income (1)
Up 300 basis points	$12.2	$(2.4)	$9.8
Up 200 basis points	8.1	(1.6)	6.6
Up 100 basis points	4.1	(0.8)	3.3
Down 300 basis points	(5.6)	2.4	(3.2)
Down 200 basis points	(5.6)	1.6	(4.0)
Down 100 basis points	(4.0)	0.8	(3.2)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended September 30, 2018 and 2017, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Other than those described under Item 1A - Risk Factors in our quarterly report on Form 10-Q for the quarter ended June 30, 2018 and March 31, 2018, there have been no other material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2017. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018, we issued a total of 7,931 shares of common stock under the DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $94,788.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

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

Dated: November 6, 2018	STELLUS CAPITAL INVESTMENT CORPORATION

By:	/s/ Robert T. Ladd
Name:	Robert T. Ladd
Title:	Chief Executive Officer and President

By:	/s/ W. Todd Huskinson
Name:	W. Todd Huskinson
Title:	Chief Financial Officer

