Form 10-K
period 2018-12-31
Stellus Capital Investment Corp
filed 2019-03-06
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00971

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2018 was: $192,472,866.

There were 15,953,810 shares of the Registrant’s common stock outstanding as of March 4, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

i

PART I

Item 1.  Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management” refers to our investment adviser and administrator, Stellus Capital Management, LLC.

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or “BDC”, under the Investment Company Act of 1940, or the “1940 Act.” We originate and invest primarily in private middle-market companies (typically those with $5 million to $50 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, with corresponding equity co-investments. Unitranche debt is typically structured as first lien loans with certain risk characteristics of unsecured debt. Unsecured debt includes senior unsecured and subordinated loans.

Our investment activities are managed by our investment adviser, Stellus Capital Management, an investment advisory firm led by Robert T. Ladd and its other senior investment professionals. We source investments primarily through the extensive network of relationships that the senior investment professionals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating that is often referred to as “junk.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation. We seek to achieve our investment objective by:

•	accessing the extensive origination channels that have been developed and established by the Stellus Capital Management senior investment professionals that include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;
•	investing in what we believe to be companies with strong business fundamentals, generally within our core middle-market company focus;
•	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;
•	focusing primarily on directly originated transactions;
•	applying the disciplined underwriting standards that the Stellus Capital Management senior investment professionals have developed over their extensive investing careers; and
•	capitalizing upon the experience and resources of the Stellus Capital Management investment team to monitor our investments.

In addition, on October 23, 2013, we received an exemptive order (the “Prior Order’) from the SEC to co-invest with private funds managed by Stellus Capital Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, we received a new exemptive order (the “Order”) that supersedes the Prior Order and permits us greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We co-invest, subject to the conditions included in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar to or identical to our investment strategy, and we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

As a BDC, we are required to comply with certain regulatory requirements. Prior to June 28, 2018, we were only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, was equal to at least 200% after giving effect to such leverage. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 4, 2018, our board of directors, or “the Board”, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by shareholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. In other words, prior to the enactment of the SBCAA, a BDC could borrow $1.00 for investment purposes for every $1.00 of investor equity. Now, for those BDCs, like the Company, that satisfy the Act’s approval and disclosure requirements, the BDC can borrow $2.00 for investment purposes for every $1.00 of investor equity. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

We have elected and intend to qualify annually to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution and asset diversification requirements.

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

SBIC License

Our wholly owned subsidiary holds a license to operate as a small business investment company, or SBIC. Current SBA regulations allow an SBIC to obtain leverage by issuing SBA-guaranteed debentures up to a maximum of $175 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary, SBA approval, and other requirements. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. We believe that the SBA-guaranteed debentures are an attractive source of debt capital.

We have received exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $175 million more than we would otherwise be able to absent the receipt of this exemptive relief.

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

The following table provides a summary of our portfolio investments as of December 31, 2018:

As of December 31, 2018
($ in millions)
Number of investments in portfolio companies	57
Fair value(a)	$504.5
Cost	$502.7
% of portfolio at fair value – first lien debt(b)	57.9%
% of portfolio at fair value – second lien debt	29.7%
% of portfolio at fair value – unsecured debt	5.0%
% of portfolio at fair value – equity	7.4%
Weighted-average annual yield(c)	10.9%

(a)	As of December 31, 2018, $422.3 million of our debt investments at fair value were at floating interest rates, which represented approximately 91% of our total portfolio of debt investments at fair value. As of December 31, 2018, $43.0 million of our debt investments at fair value were at fixed interest rates, which represented approximately 9% of our total portfolio of debt investments at fair value.
(b)	Includes unitranche investments, which account for 20.6% of our portfolio at fair value.
(c)	The weighted average yield on all of our debt investments as of December 31, 2018, was approximately 10.9%, of which approximately 10.2% was current cash interest. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.

The senior investment professionals of Stellus Capital Management have an average of over 29 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to the D. E. Shaw & Co., L.P. and its associated investment funds (the “D.E. Shaw group”) with respect to an approximately $17.0 million investment portfolio at fair value (as of December 31, 2018) in middle-market companies pursuant to sub-advisory arrangements.

In addition to serving as our investment adviser and the sub-advisor to the D.E. Shaw group as noted above, Stellus Capital Management currently manages private credit funds, some of which have an investment strategy that is similar or identical to our investment strategy, and energy private equity funds. We received the Order from the SEC, which permits us to co-invest with investment funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. We will not co-invest with the energy private equity funds, as the energy private equity funds focus on predominantly equity-related investments and we focus on predominantly credit-related investments. In addition, we will not co-invest with D.E. Shaw group funds.

Stellus Capital Management is headquartered in Houston, Texas, and also maintains offices in the Washington, D.C. area and Charlotte, North Carolina.

Market Opportunity

We originate and invest primarily in private middle-market companies through first lien (including unitranche), second lien and unsecured debt financing, often with corresponding equity co-investments. We believe the environment for investing in middle-market companies is attractive for several reasons, including:

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

Attractive Environment to Lend To Middle-Market Companies.  The current strength of the U.S. economy provides an attractive environment to lend to middle-market companies. The U.S. services and manufacturing sector continues to show strong growth and profitability, allowing middle market companies to continue to service their debt and prudently borrow to support growth initiatives and mergers and acquisitions activity. This dynamism, coupled with ample capital from private equity firms to support middle market companies, is creating a large population of credit worthy companies looking for debt capital.

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

Specialized Lending Requirements.  Lending to middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. We believe that several factors render many U.S. financial institutions ill-suited to lend to middle-market companies. For example, based on the experience of Stellus Capital Management’s senior investment professionals, lending to middle-market companies in the United States (a) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies, (b) requires specialized due diligence and underwriting capabilities, and (c) may also require more extensive ongoing monitoring by the lender. We believe that, through Stellus Capital Management, we have the experience and expertise to meet these specialized lending requirements.

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team.  Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management senior investment professionals, including its senior investment professionals who have an average of over 29 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing debt and equity securities through market cycles. We believe the members of Stellus Capital Management’s senior investment team are proven and experienced, with extensive capabilities in credit investing, having participated in these markets for the predominant portion of their careers. We believe that these characteristics enhance the quantity and quality of investment opportunities available to us.

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

Demonstrated Ability to Structure Investments Creatively.  Stellus Capital Management has the expertise and ability to structure investments across all levels of a company’s capital structure. Furthermore, we believe that current market conditions will allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, payment-in-kind, or “PIK,” interest and various forms of equity securities.

Resources of Stellus Capital Management Platform.  We have access to the resources and capabilities of Stellus Capital Management, which has 17 investment professionals, including Robert T. Ladd, Dean D’Angelo, Joshua T. Davis and Todd A. Overbergen, who are supported by eight managing directors, two vice presidents and three analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. Huskinson, who serves as our chief financial officer and chief compliance officer, and his staff of ten finance and operations professionals.

Investment Strategy

The Stellus Capital Management senior investment professionals employ an opportunistic and flexible investing approach, combined with strong risk management processes, which we believe yields a highly diversified portfolio across companies, geographies, industries, and investment types. We seek direct origination opportunities of first lien (including unitranche), second lien, and unsecured debt financing, often with corresponding equity co-investments, in middle-market companies. We believe that businesses in this size range often have limited access to public financial markets, and will benefit from Stellus Capital Management’s reliable lending approach. Many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage.

With an average of over 29 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment professionals of Stellus Capital Management have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through equity co-investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.

Stellus Capital Management invests across a wide range of industries with deep expertise in select verticals including, but not limited to, business services, retail, general industrial, government services, healthcare, software and specialty finance. Our typical transactions include providing financing for leveraged buyouts, acquisitions, recapitalizations and growth opportunities. We seek to maintain a diversified portfolio of investments as a method to manage risk and capitalize on specific sector trends. In addition, we co-invest with private credit funds managed by Stellus Capital Management that have a similar, overlapping or identical investment strategy as us and where doing so is consistent with conditions of the Order, and we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future.

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

Transaction Sourcing

As access to investment opportunities is highly relationship-driven, the senior investment team and other investment professionals of Stellus Capital Management spend considerable time developing and maintaining contacts with key deal sources, including private equity firms, investment banks and senior lenders. The senior investment team and other investment professionals of Stellus Capital Management have been actively investing in the middle-market for more than a decade and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contacts.

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

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Since inception, Stellus Capital Management has completed financing transactions with 147 equity sponsors and completed multiple financing transactions with 31 of those equity sponsors.

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

Stellus Capital Management negotiates covenants in connection with debt investments that provide protection for us but allow appropriate flexibility for the portfolio company. Such covenants may include affirmative and negative covenants, default penalties, lien protection and change of control provisions. Stellus Capital Management requires comprehensive information rights including access to management, financial statements and budgets and, in some cases, membership on the portfolio company’s board of directors or board observation rights. Additionally, Stellus Capital Management generally requires financial covenants and terms that restrict an issuer’s use of leverage and limitations on asset sales and capital expenditures.

Secured Debt

Secured debt, including first lien (including unitranche) and second lien financing, has liens on the assets of the borrower that serve as collateral in support of the repayment of such loans.

First Lien Debt.  First lien debt is structured with first-priority liens on the assets of the borrower that serve as collateral in support of the repayment of such loans. First lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

Unitranche Debt.  Unitranche debt typically is structured as first lien loans that combine both senior and junior debt with lenders agreeing separately to an order of priority among them. To the extent that we invest in the “last out” tranche of a unitranche facility, our unitranche investments will have certain risk characteristics of second lien debt. Unitranche debt typically provides for moderate loan amortization in the initial years of the debt, with the majority of the principal payment deferred until loan maturity. Since unitranche debt generally allows the borrower to make a large lump sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In some cases, we will be the sole lender, or we together with our affiliates will be the sole lender, of unitranche debt, which can provide us with more influence interacting with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Second Lien Debt.  Second lien debt is structured as junior, secured loans, with second priority liens on an issuer’s assets. These loans typically provide for moderate loan amortization in the initial years of the loan, with the majority of the amortization deferred until loan maturity.

Unsecured Debt

Unsecured debt, including senior unsecured and subordinated loans, is not be secured by any collateral and is effectively subordinated to the borrower’s secured indebtedness (to the extent of the collateral securing such indebtedness), including pursuant to one or more intercreditor agreements that we enter into with holders of a borrower’s senior debt.

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

Investment Process

Through the resources of Stellus Capital Management, we have access to significant research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Stellus Capital Management has designed a highly involved and interactive investment management process, which is the core of its culture and the basis for what we believe is a strong track record of investment returns. The investment process seeks to select only those investments that it believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Stellus Capital Management applies its expertise to screen our investment opportunities as described below. This rigorous process, combined with our broad origination capabilities, has allowed the Stellus Capital Management team to be prudent in selecting opportunities in which to make an investment.

All potential investment opportunities undergo an initial informal review by Stellus Capital Management’s investment professionals. Each potential investment opportunity that an investment professional determines merits consideration is presented and evaluated at a weekly meeting in which Stellus Capital Management’s senior investment professionals discuss the merits and risks of a potential investment opportunity as well as the due diligence process and the pricing and structure. If Stellus Capital Management’s senior investment professionals believe an investment opportunity merits further review, the investment opportunity is assigned a deal team and the deal team prepares and presents to the investment committee for initial review a prescreen memorandum that generally describes the potential transaction and includes a description of the risks, due diligence process and proposed structure and pricing for the proposed investment opportunity.

Prior to making an investment, Stellus Capital Management conducts rigorous diligence on each investment opportunity. In connection with its due diligence on a potential investment opportunity, Stellus Capital Management utilizes its internal diligence resources, which include its internally developed credit analytical framework, subscriptions to third party research resources, discussions with industry experts, internal information sharing systems and the analytical expertise of its investment professionals. Stellus Capital Management typically reviews the company’s historical financials; industry drivers and outlook, competitive threats, customer concentration, asset coverage, projected financials and credit metrics; management background checks; and, if applicable, the track record and funding capabilities of the private equity sponsor.

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

Investment Committee

Each new investment opportunity must be unanimously approved by Stellus Capital Management’s investment committee. Follow-on investments in existing portfolio companies also require the investment committee’s unanimous approval. The purpose of Stellus Capital Management’s investment committee is to evaluate and approve all of our investments, subject at all times to the oversight of our Board. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee consists of Messrs. Ladd, D’Angelo, Davis, Overbergen and Huskinson. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each member of the investment committee performs a similar role for other accounts managed by Stellus Capital Management. In certain instances, including in connection with co-investments under our exemptive order, approval by our Board may also be required prior to the making of an investment.

Monitoring Investments

In most cases, we do not have board influence over portfolio companies. In some instances, Stellus Capital Management’s senior investment professionals may obtain board representation or observation rights in conjunction with our investments. Stellus Capital Management takes an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. The monitoring process begins with structuring terms and conditions, which require the timely delivery and access to critical financial and business information on portfolio companies.

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

Quarterly Full Portfolio Review.  Stellus Capital Management’s Chief Investment Officer and our Chief Compliance Officer perform a quarterly comprehensive review of every portfolio company with the deal teams. This process includes a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, the valuation of each portfolio investment for which a market quotation is not readily available are reviewed by our independent third party valuation firm at least twice annually. In addition, Portfolio investments that are not publicly traded or whose price is not readily available are valued at fair value as determined in good faith by our Board based on the input of our management and audit committee.

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

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available may be valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board based on the input of our management and audit committee. In addition, our Board retains one or more independent valuation firms to review at least twice annually, the valuation of each portfolio investment for which a market quotation is not readily available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or “ASC 820.” This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

A readily available market value is not expected to exist for most of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our Board under our valuation policy and process. The types of factors that our Board may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios portfolio company to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with our senior investment professionals and Stellus Capital Management;
•	at least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;
•	the audit committee of our Board then reviews these preliminary valuations and makes a recommendation to our Board; and
•	the Board then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management, the independent valuation firm and the audit committee.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Stellus Capital Management or an affiliate of Stellus Capital Management provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse Stellus Capital Management or an affiliate of Stellus Capital Management for its allocated costs in providing such assistance, subject to the review by our Board, including our independent directors.

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Stellus Capital Management. We have a chief executive officer and president and a chief financial officer, chief compliance officer, treasurer and secretary. To the extent necessary, we may hire additional personnel going forward. Our officers are employees of Stellus Capital Management and our allocable portion of the cost of our chief financial officer and chief compliance officer and his staff is paid by us pursuant to the administration agreement that we have entered into with Stellus Capital Management.

Management Agreements

Stellus Capital Management serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.” In addition, Stellus Capital Management serves as our administrator.

Investment Advisory Agreement

Subject to the overall supervision of our Board and in accordance with the 1940 Act, Stellus Capital Management manages our day-to-day operations and provides investment advisory services to us. Under the terms of the investment advisory agreement, Stellus Capital Management:

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

Incentive Fee

We pay Stellus Capital Management an incentive fee. Incentive fees are calculated as below. The incentive fee, which provides Stellus Capital Management with a share of the income that it generates for us, has two components, ordinary income and capital gains, calculated as follows:

The ordinary income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement, and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision, for the benefit off Stellus Capital Management, measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, Stellus Capital Management receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%.

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

Alternative 2

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

Alternative 1

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

Duration and Termination

Unless terminated earlier as described below, the investment advisory agreement will continue in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The investment advisory agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Stellus Capital Management and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the investment advisory agreement without penalty upon 60 days’ written notice. See Item 1A. “Risk Factors — Risks Relating to our Business and Structure.” We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

Board Approval of the Investment Advisory Agreement

Our Board, including a majority of our independent directors, approved the investment advisory agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the investment advisory agreement on January 23, 2019. In its consideration of the investment advisory agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

In voting to approve the investment advisory agreement, our Board, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:

•	Nature, Extent and Quality of Services. Our Board considered the nature, extent and quality of the advisory and other services to be provided by Stellus Capital Management, including the investment performance of Stellus Capital Management’s investment team. Our Board also considered the investment selection process expected to be employed by Stellus Capital Management, including the flow of transaction opportunities resulting from its investment team’s significant experience in originating, structuring and managing loans and debt securities through market cycles; the employment of Stellus Capital Management’s investment strategy, rigorous due diligence process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our Board also considered Stellus Capital Management’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. In addition, our Board considered the other terms and conditions of the investment advisory agreement, including the fact that we have the ability to terminate the investment advisory agreement without penalty upon 60 days’ notice to Stellus Capital Management. As a result, our Board determined that the substantive terms of the investment advisory agreement (other than the fees payable thereunder, which our Board reviewed separately), including the services to be provided, are similar to those of comparable BDCs described in the available market data and in the best interests of our stockholders. Moreover, our Board concluded that although the substantive terms of the Investment Advisory Agreement, including the services to be provided, are generally the same as those of comparable BDCs described in the market data then available, it would be difficult to obtain similar services from other third-party service providers in light of the nature, quality and extent of the advisory and other services provided to us by Stellus Capital Management.
•	Projected Costs of the Services Provided to the Company. Our Board considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees) of other externally managed BDCs that invest in similar securities, our total expenses, and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that Stellus Capital Management will provide to us at cost pursuant to the administration agreement. Based upon its review, our Board concluded that the fees to be paid under the investment advisory agreement are generally comparable to or more favorable than those payable under agreements of comparable BDCs and reasonable in relation to the services expected to be provided by Stellus Capital Management.
•	Projected Profitability of Stellus Capital Management. Our Board considered information about Stellus Capital Management, including the anticipated costs of the services to be provided by Stellus Capital Management and the anticipated profits to be realized by it, including as a result of our investment performance, which would generally be equal or similar to the profitability of investment advisers managing comparable BDCs. Our Board reviewed our investment performance, as well as comparative data with respect to the investment performance of other externally-managed BDCs, as it relates to the management and incentive fees we pay Stellus Capital Management. As a result of this review, our Board determined that our investment performance supported the renewal of the investment advisory agreement.
•	Economies of Scale. Our Board considered the extent to which economies of scale would be realized as the Company grows, and whether the fees payable under the investment advisory agreement reflect these economies of scale for the benefit of the our stockholders. Taking into account such information, our Board determined that the advisory fee structure under the investment advisory agreement was reasonable with respect to any economies of scale that may be realized as the Company grows.

•	Limited Potential for Additional Benefits Derived by Stellus Capital Management. Our Board considered existing and potential sources of indirect income Stellus Capital Management would receive as a result of the relationship with us, and whether there would be potential for additional benefits to be derived by Stellus Capital Management as a result of our relationship, and was advised any such potential would be limited.

Conclusions. In view of the wide variety of factors that our Board considered in connection with its evaluation of the investment advisory agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. The Board did not rank or otherwise assign relative weights to the specific factors it considered in connection with its evaluation of the Investment Advisory Agreement, nor did it undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate decision made by our Board. Rather, the Board based its approval of the Investment Advisory Agreement on the totality of information presented to it. In considering the factors discussed above, individual directors may have given different weights to different factors.

Based on the information reviewed and the discussions, the Board, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment advisory agreement as being in the best interests of our stockholders.

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

Payments under the administration agreement are equal to an amount based upon our allocable portion (subject to the review of our Board) of Stellus Capital Management’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and his staff. In addition, if requested to provide significant managerial assistance to our portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The administration agreement has an initial term of two years and may be renewed with the approval of our Board. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management. Stockholder approval is not required to amend the administration agreement.

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

Exchange Act Reports

We maintain a website at www.stelluscapital.com (under the public investors section). The information on our website is not incorporated by reference in this annual report on Form 10-K.

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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in the best interests of us and our stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A. “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our Board determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We would need approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

Codes of Ethics

We and Stellus Capital Management have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. In addition, each code of ethics is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

In general, BDCs are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met.

In addition, on October 23, 2013, we received the Prior Order from the SEC to co-invest with private funds managed by Stellus Capital Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, we received the Order that supersedes the Prior Order and permits us greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We co-invest, subject to the conditions included in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar to or identical to our investment strategy, and we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

Taxation as a Regulated Investment Company

As a BDC, we have elected and intend to qualify annually to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to maintain our RIC treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy (i) the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See Item 1A. “Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

In addition, we have formed and operate a SBIC subsidiary, and are partially dependent on the SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirement. The SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiary to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver. If the SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to maintain our tax treatment as a RIC, which would result in us becoming subject to corporate-level federal income tax.

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

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $175.0 million, subject to SBA approval, with sufficient regulatory capital (as such term is defined in SBA regulations). The amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding is $350.0 million. As of December 31, 2018, our SBIC subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 150% asset coverage test under the 1940 Act. This allows us increased flexibility under the 150% asset coverage test by permitting us to borrow up to $175.0 million more (subject to SBA approval) than we would otherwise be able to absent the receipt of this exemptive relief.

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

We depend on the diligence, skill and network of business contacts of the senior investment professionals of Stellus Capital Management to achieve our investment objective. Stellus Capital Management’s team of investment professionals evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of our investment advisory agreement. We can offer no assurance, however, that Stellus Capital Management’s investment professionals will continue to provide investment advice to us.

Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the investment advisory agreement. Stellus Capital Management’s investment committee consists of five members, including Messrs. Ladd, D’Angelo and Davis, each a member of our Board, Mr. Huskinson, chief financial officer and chief compliance officer for us and Stellus Capital Management and Mr. Overbergen, a senior investment professional of Stellus Capital Management. The loss of any of Messrs. Ladd, D’Angelo, Davis or Huskinson may limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships. Any inability of Stellus Capital Management to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the investment professionals Stellus Capital Management to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the investment professionals of Stellus Capital Management fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of Stellus Capital Management have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on Stellus Capital Management’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon Stellus Capital Management’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Stellus Capital Management’s senior investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of Stellus Capital Management may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from sourcing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could negatively affect our investment returns.

The members of Stellus Capital Management’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Stellus Capital Management. Similarly, Stellus Capital Management may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Stellus Capital Management currently manages private credit funds that have an investment strategy that is similar to, overlapping with or identical to our investment strategy, and with which we co-invest. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

In addition, there may be times when Stellus Capital Management, members of its investment committee or its other investment professionals have interests that differ from those of our stockholders, giving rise to a conflict of interest. In particular, a private investment fund for which Stellus Capital Management provides investment advisory services hold minority equity interests in certain of the portfolio companies in which we hold debt investments. As a result, Stellus Capital Management, members of its investment committee or its other investment professionals may face conflicts of interest in connection with making business decisions for these portfolio companies to the extent that such decisions affect the debt and equity holders in these portfolio companies differently. In addition, Stellus Capital Management may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions, on our behalf with respect to these portfolio companies given that they also provide investment advisory services to a private investment fund that holds the equity interests in these portfolio companies. Although our investment adviser will endeavor to handle these investment and other decisions in a fair and equitable manner, we and the holders of the shares of our common stock could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by our investment adviser on our behalf, we are unable to monitor these potential conflicts of interest between us and our investment adviser; however, our Board, including the independent directors, reviews conflicts of interest in connection with its review of the performance of our investment adviser.

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

Our management and incentive fees may induce Stellus Capital Management to incur additional leverage.

Generally, the management and incentive fees payable by us to Stellus Capital Management may create an incentive for Stellus Capital Management to use the additional available leverage if this proposal is approved. For example, the fact that the base management fee that we pay to Stellus Capital Management is payable based upon our gross assets (which includes any borrowings for investment purposes) may encourage Stellus Capital Management to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of additional leverage may increase the likelihood of our default on our borrowings, which would disfavor holders of our common stock.

In addition, because the incentive fee on net investment income is calculated as a percentage of our net assets subject to a hurdle, having additional leverage available may encourage Stellus Capital Management to use leverage to increase the leveraged return on our investment portfolio. To the extent additional leverage is available at favorable rates, Stellus Capital Management could use leverage to increase the size of our investment portfolio to generate additional income, which may make it easier to meet the incentive fee hurdle. Our adoption of the reduced minimum asset coverage will allow us to incur additional leverage above the previous 1940 Act limitations. As a result, the incentives for Stellus Capital Management to cause us to use additional leverage may be greater.

Our Board is charged with protecting our interests by monitoring how Stellus Capital Management addresses these and other conflicts of interests associated with its management services and compensation. While our Board is not expected to review or approve each investment decision, borrowing or incurrence of leverage, our independent directors will periodically review Stellus Capital Management’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate.

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

To maintain our tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided, that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to maintain our tax treatment as a RIC, we may be in default under the terms of our $180.0 million senior secured revolving credit facility with various lenders (the “Credit Facility”). Such a failure could have a material adverse effect on us and our stockholders.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC that has satisfied certain requirements to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we were able to comply with the 150% asset coverage ratio applicable to us under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. A proposal, approved by our stockholders at our 2018 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on the earlier of June 28, 2019, the one year anniversary of our 2018 annual stockholders meeting, or the date of our 2019 annual stockholders meeting. The proposal approved by our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. In addition, we cannot issue shares of our common stock below net asset value unless our Board determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

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

As a BDC that has satisfied certain requirements under the 1940 Act, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt until we are able to comply with the 150% asset coverage ratio applicable to us under the 1940 Act. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on Stellus Capital Management’s and our Boards’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. This relief allows us increased flexibility under the 150% asset coverage test by allowing us to borrow up to $175 million more through our SBIC subsidiary than we would otherwise be able to borrow absent the receipt of this exemptive relief.

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

As of December 31, 2018, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock or the 2022 Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

Because we borrow money to make investments and may in the future issue additional senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act. For example, to the extent any such instruments were to constitute senior securities under the 1940 Act, we would have to and will comply with the asset coverage requirements thereunder or, as permitted in lieu thereof, place certain assets in a segregated account to cover such instruments in accordance with SEC guidance, including, for example, Investment Company Act Release No. IC-10666, as applicable. There is otherwise no limit as to our ability to enter into such derivative transactions. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to Stellus Capital Management. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

Most of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We adjust quarterly the valuation of our portfolio to reflect our Boards’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

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

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting, investor relations and other expenses, including costs associated with corporate governance requirements, such as those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, other rules implemented by the SEC and the listing standards of the NYSE. Our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, which increases the costs associated with our periodic reporting requirements.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.

We are required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our securities.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation makes many changes to the Internal Revenue Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, investors or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, may have a negative impact on our business.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact our business.

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

As a BDC that has satisfied certain conditions under the 1940 Act, we are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities and excluding SBA-guaranteed debentures as permitted by exemptive relief obtained from the SEC, to total senior securities, which includes all of our borrowings with the exception of SBA-guaranteed debentures, of at least 150%. This requirement limits the amount that we may borrow. Since we continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect that we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, which would in turn increase the equity capital available to us, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available us, we may be forced to curtail or cease new investment activities, and our net asset value could decline.

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC tax treatment, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we are required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

Our ability to enter into certain transactions with our affiliates is restricted, which may limit the scope of investments available to us.

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

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described elsewhere in this annual report on Form 10-K. In connection with that determination, investment professionals from Stellus Capital Management provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment is reviewed by an independent valuation firm at least twice annually, the ultimate determination of fair value is made by our Board, including our interested directors, and not by such third party valuation firm. In addition, Messrs. Ladd, D’Angelo and Davis, each an interested member of our Board, has a direct pecuniary interest in Stellus Capital Management. The participation of Stellus Capital Management’s investment professionals in our valuation process, and the pecuniary interest in Stellus Capital Management by certain members of our Board, could result in a conflict of interest as Stellus Capital Management’s management fee is based, in part, on the value of our gross assets, and incentive fees are based, in part, on realized gains and realized and unrealized losses.

There are conflicts related to other arrangements with Stellus Capital Management.

We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” In addition, we have entered into an administration agreement with Stellus Capital Management pursuant to which we are required to pay to Stellus Capital Management our allocable portion of overhead and other expenses incurred by Stellus Capital Management in performing its obligations under such administration agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and his staff. This will create conflicts of interest that our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude Stellus Capital Management from licensing or transferring the ownership of the “Stellus Capital” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Stellus Capital Management or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Stellus Capital” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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

Stellus Capital Management and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, Stellus Capital Management currently manages private credit funds that have investment strategies that are similar, overlapping or identical to our investment strategy and with which we co-invest. In addition, pursuant to sub-advisory arrangements, Stellus Capital Management provides non-discretionary advisory services to the D. E. Shaw group related to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

Under the investment advisory agreement, Stellus Capital Management has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our Board in following or declining to follow Stellus Capital Management’s advice or recommendations. Under the investment advisory agreement, Stellus Capital Management, its officers, members and personnel, and any person controlling or controlled by Stellus Capital Management will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the investment advisory agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that Stellus Capital Management owes to us under the investment advisory agreement. In addition, as part of the investment advisory agreement, we have agreed to indemnify Stellus Capital Management and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the investment advisory agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the investment advisory agreement. These protections may lead Stellus Capital Management to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, we may be required to register as an investment company under the 1940 Act and be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.

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

If we do not maintain our election to be regulated as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

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

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law and our charter, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to stockholder distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or that otherwise might be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Stellus Capital Investment Corporation or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Risks Related to Economic Conditions

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom is currently expected to leave the EU on March 29, 2019, uncertainty remains as to the exact timing and process, which may lead to continued volatility. Additionally, volatility in the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”) a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Although the U.S. ratified the Paris Agreement on November 4, 2016, the current administration announced the U.S. would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, at least through November 4, 2020 (the earliest date the U.S. may withdraw from the Paris Agreement), which could increase their operating costs and/or decrease their revenues.

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

As of December 31, 2018, our investments in software companies represented 7.5% of our total portfolio, at fair value. Our investments in software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the United States, and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the United States and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the software companies in our portfolio.

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof). We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, SBA regulations and such other factors as our Board may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

The 2022 Notes are not and will not be secured by any of our assets or any of the assets of any future subsidiaries and rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the 2022 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes. As of December 31, 2018 we had $40.8 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the 2022 Notes to the extent of the value of the assets securing such indebtedness.

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

The indenture under which the 2022 Notes is issued offers limited protection to holders of the 2022 Notes. The terms of the indenture and the 2022 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 2022 Notes. In particular, the terms of the indenture and the 2022 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2022 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or that would be senior to our equity interests in those entities and therefore rank structurally senior to the 2022 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by (i) Section 61(a)(1) of the 1940 Act or any successor provisions and (ii) the exception set forth below, despite the fact that we are not currently subject to such provisions of the 1940 Act in connection with the offer and sale of the 2022 Notes, except that we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary in order for us to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 and, provided that, any such prohibition will not apply until such time as our asset coverage has been below the minimum asset coverage required pursuant to clause (i) above for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

As of December 31, 2018, we had approximately $99.6 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2022 Notes and substantially decrease the market value of the 2022 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 2022 Notes and our other debt and to fund other liquidity needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we issued a total of 7,931 shares of common stock under the distribution reinvestment program (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $94,788. No shares were issued under the DRIP program during the years ended December 31, 2017 and 2016.

Use of Proceeds from Recent Sales of Registered Securities

Not applicable.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through March 4, 2019. The graph assumes that, at inception, a person invested $100 in each of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 set forth below was derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Total investment income	$53,266,338	$39,648,193	$39,490,197	$35,158,559	$32,324,847
Total expenses, net of fee waiver	$30,629,801	$21,677,433	$22,177,996	$18,611,431	$15,812,750
Net investment income	$22,636,537	$17,970,760	$17,312,201	$16,547,128	$16,512,097
Net increase in net assets resulting from operations	$26,194,578	$22,613,257	$23,199,062	$7,670,536	$10,179,142
Per Share Data:
Net asset value	$14.09	$13.81	$13.69	$13.19	$13.94
Net investment income	$1.42	$1.21	$1.39	$1.33	$1.34
Net increase in net assets resulting from operations	$1.64	$1.52	$1.86	$0.61	$0.83
Distributions declared	$1.36	$1.36	$1.36	$1.36	$1.36

Balance Sheet Data	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Investments at fair value	$504,483,668	$371,839,772	$365,625,891	$349,017,697	$315,965,434
Cash and cash equivalents	$17,467,146	$25,110,718	$9,194,129	$10,875,790	$2,046,563
Total assets(2)	$526,287,251	$400,260,855	$379,878,729	$365,368,412	$323,776,402
Total liabilities(2)	$301,442,244	$180,013,613	$208,996,944	$200,717,308	$149,826,950
Total net assets	$224,845,007	$220,247,242	$170,881,785	$164,651,104	$173,949,452
Other Data:
Number of portfolio companies at period end	57	48	45	39	32
Weighted average yield on debt investments at period end(1)(3)	10.9%	10.8%	11.0%	10.6%	10.9%

(1)	Computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.
(2)	ASU No. 2015-03 — Simplifying the Presentation of Debt Issuance Costs was effective for the quarter ended March 31, 2016. Total assets and total liabilities for the periods prior to the effective date have been modified from their respective filings to conform to this presentation.
(3)	The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investment restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount.

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

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. Our investment activities are managed by our investment adviser, Stellus Capital Management.

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

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2018, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

As a BDC, we are required to comply with certain regulatory requirements. Prior to June 28, 2018, we were only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, was equal to at least 200% after giving effect to such leverage. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by shareholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

As of December 31, 2018, we had $504.5 million (at fair value) invested in 57 companies. As of December 31, 2018, our portfolio included approximately 58% of first lien debt, 30% of second lien debt, 5% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2018 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$297,965,589	$292,004,982
Senior Secured – Second Lien	155,382,612	149,661,220
Unsecured Debt	25,436,237	23,697,466
Equity	23,959,211	39,120,000
Total Investments	$502,743,649	$504,483,668

(1)	Includes unitranche investments, which account for 20.6% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2018 and December 31, 2017, we had unfunded commitments of $21.2 million and $8.7 million, respectively, to provide debt financing for eleven and four portfolio companies, respectively. As of December 31, 2018, the Company had sufficient liquidity to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2018:

	Cost	Fair Value	% of Total Investments at fair value
Texas	$100,229,354	$97,474,226	19.32%
California	86,550,134	85,880,918	17.03%
New Jersey	43,513,698	41,473,072	8.22%
Ohio	36,209,514	36,273,224	7.19%
Illinois	19,941,053	29,880,018	5.92%
Canada	27,902,537	27,935,931	5.54%
Arizona	21,682,522	21,603,741	4.28%
South Carolina	20,871,587	20,385,325	4.04%
New York	20,446,690	20,287,086	4.02%
Tennessee	20,117,218	19,381,134	3.84%
Arkansas	17,696,537	18,013,941	3.57%
Pennsylvania	17,732,831	17,824,372	3.53%
Maryland	17,237,500	17,237,500	3.42%
Wisconsin	11,437,711	10,869,000	2.15%
Colorado	10,777,822	10,777,822	2.14%
Georgia	5,988,728	9,820,000	1.95%
Indiana	7,363,628	7,087,500	1.40%
Puerto Rico	8,797,954	5,029,913	1.00%
North Carolina	4,946,554	4,425,000	0.88%
Massachusetts	1,317,406	1,670,000	0.33%
Missouri	139,656	670,000	0.13%
Virginia	50,001	280,000	0.06%
Florida	242,304	110,000	0.02%
Utah	1,550,710	93,945	0.02%
	$502,743,649	$504,483,668	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2017:

	Cost	Fair Value	% of Total Investments
Texas	$109,043,496	$108,445,000	29.16%
New Jersey	34,531,876	34,595,527	9.30%
New York	28,939,268	29,365,000	7.90%
Canada	26,315,677	26,440,000	7.11%
California	25,519,753	25,930,000	6.97%
Illinois	24,250,169	25,700,000	6.91%
Massachusetts	22,534,191	22,247,850	5.98%
Arizona	13,565,958	13,840,000	3.72%
North Carolina	12,248,770	12,499,167	3.36%
Ohio	10,112,627	9,990,000	2.69%
Tennessee	9,848,614	9,950,000	2.68%
Missouri	9,152,087	9,530,000	2.56%
Georgia	5,929,223	8,329,998	2.24%
Pennsylvania	7,848,470	8,058,746	2.17%
Arkansas	7,397,881	7,618,484	2.05%
Minnesota	5,421,770	5,420,000	1.46%
Puerto Rico	8,827,864	5,080,000	1.37%
Washington	4,172,743	4,520,000	1.22%
Alabama	1,206,682	2,880,000	0.77%
Utah	1,293,782	880,000	0.24%
Florida	242,304	420,000	0.11%
Virginia	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2018:

	Cost	Fair Value	% of Total Investments at fair value
Services: Business	$60,784,467	$63,810,643	12.65%
Healthcare & Pharmaceuticals	58,682,811	54,785,327	10.86%
Consumer Goods: Durable	44,218,515	44,049,052	8.73%
Finance	34,208,412	41,910,000	8.30%
Software	37,427,547	38,026,250	7.54%
Media: Broadcasting & Subscription	38,137,844	37,733,004	7.48%
Retail	28,764,221	27,525,897	5.45%
Education	26,562,249	25,325,000	5.02%
High Tech Industries	21,094,192	21,094,192	4.18%
Beverage, Food, & Tobacco	20,709,134	18,213,945	3.61%
Services: Consumer	17,952,663	17,640,255	3.50%
Automotive	17,457,259	17,282,187	3.43%
Energy: Oil & Gas	14,312,328	15,542,102	3.08%
Consumer goods: non-durable	14,994,980	14,579,375	2.89%
Chemicals, Plastics, & Rubber	11,835,100	11,707,835	2.32%
Containers, Packaging, & Glass	11,437,711	10,869,000	2.15%
Construction & Building	10,374,827	10,280,000	2.04%
Utilities: Oil & Gas	9,853,435	9,853,435	1.95%
Capital Equipment	7,535,876	7,929,775	1.57%
Transportation: Cargo	6,808,345	6,841,739	1.36%
Insurance	5,425,301	5,460,000	1.08%
Hotel, Gaming, & Leisure	3,170,307	3,414,655	0.68%
Environmental Industries	946,124	330,000	0.07%
Services: Government	50,001	280,000	0.06%
	$502,743,649	$504,483,668	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

	Cost	Fair Value	% of Total Investments
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.00%

At December 31, 2018, our average portfolio company investment at amortized cost and fair value was approximately $8.9 million and $8.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.6 million and $22.3 million, respectively. At December 31, 2017, our average portfolio company investment at amortized cost and fair value was approximately $7.7 million and $7.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $22.5 million and $22.2 million, respectively.

At December 31, 2018, 91% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 9% bore interest at fixed rates. At December 31, 2017, 87% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 13% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2018 and December 31, 2017 was approximately 10.9% and 10.8%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of December 31, 2018 and December 31, 2017, we had cash and cash equivalents of $17.5 million and $25.1 million, respectively.

Investment Activity

During the year ended December 31, 2018, we made $272.9 million of investments in seventeen new portfolio companies and twelve existing portfolio companies. During the year ended December 31, 2018, we received $147.6 million in proceeds principally from prepayments of our investments, including $22.9 million from amortization of certain other investments.

During the year ended December 31, 2017, we made $172.2 million of investments in fourteen new portfolio companies and two existing portfolio companies. During the year ended December 31, 2017, we received $172.3 million in proceeds principally from prepayments of our investments, including $7.2 million from amortization of certain other investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2018			As of December 31, 2017
	(dollars in millions)
Investment Category	Fair Value	% of Total Portfolio	Number of Portfolio Companies(1)	Fair Value	% of Total Portfolio	Number of Portfolio Companies(1)
1	$92.5	18%	13	$25.9	7%	5
2	372.3	74%	37	306.7	82%	36
3	26.8	5%	3	37.0	10%	5
4	12.8	3%	4	1.9	1%	2
5	0.1	—%	1	0.4	—%	1
Total	$504.5	100%	58	$371.9	100%	49

(1)	One portfolio company appears in two categories as of December 31, 2018 and December 31, 2017.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2018, we had four loans on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value. As of December 31, 2017, we had two loans on non-accrual status, which represented approximately 1.2% of our loan portfolio at cost and 0.3% at fair value.

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

Comparison of the Years ended December 31, 2018, 2017, and 2016

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

The following shows the breakdown of investment income for the years ended December 31, 2018, 2017, and 2016 (in millions).

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Interest Income(1)	$49.6	$37.6	$38.0
PIK Income	1.9	0.5	0.2
Miscellaneous fees(1)	1.8	1.6	1.3
Total	$53.3	$39.7	$39.5

(1)	For the years ended December 31, 2018, 2017 and 2016, we recognized $3.4 million, $2.5 million and $1.6 million of non-recurring income, respectively. Non-recurring income was mostly related to early repayments and amendments to specific loan positions with the exception of the year ended December 31, 2018 which includes recognition of prior period interest reserve.

The increase in interest income from the respective periods were due primarily to growth in the overall investment portfolio and increased interest rates.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	base management and incentive fees;
•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital Management’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer and chief financial officer and his staff);
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the years ended December 31, 2018, 2017 and 2016 (in millions).

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Operating Expenses
Management Fees	$8.2	$6.3	$6.3
Valuation Fees	0.3	0.3	0.4
Administrative services expenses	1.4	1.3	1.0
Income incentive fees	5.5	2.9	4.3
Capital gain incentive fees	0.1	—	—
Professional fees	1.2	1.3	0.7
Directors’ fees	0.3	0.3	0.3
Insurance expense	0.3	0.4	0.5
Interest expense and other fees	12.3	7.9	8.0
Income tax expense	0.3	—	—
Deferred offering costs	—	—	0.3
Other general and administrative	0.7	0.6	0.4
Total Operating Expenses	$30.6	$21.3	$22.2
Loss on extinguishment of debt	—	0.4	—
Total Expenses	$30.6	$21.7	$22.2

The increase in operating expenses for the respective periods was primarily due to 1) an increase in management fees directly related to the growth of our portfolio, 2) increased interest expense due to the greater principal amount of the additional 2022 Notes, despite their lower annual interest rate as compared to the 2019 Notes, the higher balance and increased rates on the Credit Facility and SBA-guaranteed debentures outstanding during the period, and 3) higher income incentive fees and capital gains incentive fees due to performance of the portfolio.

Net Investment Income

Net investment income was $22.6 million, or $1.42 per common share based on 15,953,571 weighted-average common shares outstanding at December 31, 2018. Net investment income was $18.0 million, or $1.21 per common share based on 14,870,981 weighted-average common shares outstanding at December 31, 2017. Net investment income was $17.3 million, or $1.39 per common share based on 12,479,959 weighted-average common shares outstanding at December 31, 2016.

Net investment income for the year ended December 31, 2018 increased compared to the year ended December 31, 2017 as a result of an increase in interest income due to growth in the overall investment portfolio and increased interest rates, offset by an increase in management and incentive fees and interest expense incurred related to the portfolio growth.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2018 totaled $147.5 million and net realized gains totaled $5.5 million from the realization of our equity investments in certain portfolio companies. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2017 totaled $172.3 million and net realized gain totaled $4.7 million from the realization of our equity investments in certain portfolio companies. Proceeds from the sales and repayments of investments and amortization of certain other investments for the year ended December 31, 2016 totaled $55.9 million and net realized loss totaled $13.1 million, $12.2 million of which is related to the realized loss of our term loan to Binder and Binder.

Provision for Taxes on Realized Gains

In connection with the gain realized from the exit of its equity investment in Eating Recovery Center, LLC, the Company recorded an income tax provision on realized gains of $0.3 million for the year ended December 31, 2018. No income tax provision was recorded on realized gains for the years ended December 31, 2017 and 2016. As of December 31, 2018 and 2017, no tax liability related to the taxes on realized gains were included on the Consolidated Statement of Assets and Liabilities.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the year ended December 31, 2018, 2017 and 2016 totaled ($1.6) million, $22.0 thousand, and $18.6 million, respectively.

The change in unrealized depreciation in 2018 was due to a significant widening of spreads right at year end, offset by the write up of a specific equity investment. There was relatively no change in unrealized appreciation in 2017. The change in unrealized appreciation in 2016 was due primarily to two factors: a) the reversal of $8.3 million of unrealized depreciation accrued in prior years resulting from realized losses and b) $10.3 million from tightening interest rate spreads in 2016.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax filing purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements.

For the year ended December 31, 2018, 2017 and 2016, we recognized a deferred tax benefit (provision) related to unrealized appreciation on certain equity investments for income tax at our Taxable Subsidiaries of $(67.0) thousand, $9.0 thousand and $0.4 million, respectively. As of December 31, 2018 and 2017, a deferred tax liability of $67.0 thousand and $0, respectively, were included on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $26.2 million, or $1.64 per common share based on weighted-average shares of 15,953,571 for the year ended December 31, 2018, as compared to $22.6 million, or $1.52 per common share based on weighted-average shares of 14,870,981 common shares outstanding for the year ended December 31, 2017, as compared to $23.2 million, or $1.86 per common share based on weighted-average shares of 12,479,959 common shares outstanding for the year ended December 31, 2016.

The increase in net assets resulting from operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was higher due primarily to a higher net investment income due to the growth of the portfolio, as well as a larger amount of realized gains. The increase in net assets resulting from operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was lower due to higher net unrealized gains on the portfolio in 2016, offset by net realized gains and a higher net investment income in 2017.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $102.4 million for the year ended December 31, 2018, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2018 provided cash of $94.8 million primarily from proceeds from SBA-guaranteed debentures and net borrowings on our credit facility.

Our operating activities provided net cash of $18.9 million for the year ended December 31, 2017, primarily in connection with the income earned on portfolio investments, offset by the purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2017 used cash of $2.9 million primarily from net repayments on our credit facility.

Our operating activities provided net cash of $8.8 million for the year ended December 31, 2016, primarily in connection with the sale and repayment of portfolio investments, offset by the purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2016 used cash of $10.5 million, primarily from repayments on our credit facility.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2018 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on June 28, 2019, the one year anniversary of our 2018 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 28, 2018 (at least 200% prior to June 28, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of December 31, 2018 and December 31, 2017, our asset coverage ratio was 251% and 346%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2018 and December 31, 2017, we had cash and cash equivalents of $17.5 million and $25.1 million, respectively.

Credit Facility

On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility, as amended on November 21, 2014 and August 31, 2016, provided for borrowings in an aggregate amount of $120.0 million on a committed basis with an accordion feature that allowed the Company to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. The Company terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018 and August 2, 2018, with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility, as amended, provides for borrowings up to a maximum of $180.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2018, the Company was in compliance with these covenants.

As of December 31, 2018 and December 31, 2017, the outstanding balance under the Credit Facility was $99.6 million and $40.8 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company had previously incurred total costs of $3.1 million in connection with obtaining, amending, and maintaining the Original Facility. The Company incurred additional costs of $1.5 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of December 31, 2018 and 2017, $1.3 million and $1.4 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2018, 2017, and 2016 (dollars in millions):

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$3.7	$2.2	$3.4
Loan fee amortization	0.4	0.4	0.5
Commitment fees on unused portion	0.4	0.3	0.1
Administration fees	0.1	0.1	—
Total interest and financing expenses	$4.6	$3.0	$4.0
Loss on extinguishment of debt	$—	$0.1	$—
Weighted average interest rate	4.7%	3.7%	3.2%
Effective interest rate (including fee amortization)	5.7%	5.0%	3.7%
Average debt outstanding	$79.8	$60.1	$106.6
Cash paid for interest and unused fees	$4.2	$2.5	$3.4

SBA-guaranteed debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of December 31, 2018 and 2017, the SBIC subsidiary had $75.0 million and $67.5 million, respectively, in regulatory capital, as such term is defined by the SBA.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $225.5 million and $162.0 million in assets at December 31, 2018 and 2017, respectively, which accounted for approximately 42.9% and 40.4% of our total consolidated assets at December 31, 2018 and 2017, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of December 31, 2018 and 2017, the SBIC subsidiary had $150.0 million and $90.0 million of the SBA-guaranteed debentures outstanding, respectively. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

As of December 31, 2018 and 2017, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2018 and 2017, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of December 31, 2018, the Company has incurred $5.1 million in financing costs related to the SBA-guaranteed debentures since receiving our SBIC license, which were recorded as prepaid loan fees. As of December 31, 2018 and 2017, $3.6 million and $2.2 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2018, 2017 and 2016 (dollars in millions):

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$4.0	$2.1	$1.9
Debenture fee amortization	0.6	0.3	0.3
Total interest and financing expenses	$4.6	$2.4	$2.2
Weighted average interest rate	3.2%	3.1%	2.9%
Effective interest rate (including fee amortization)	3.7%	3.6%	3.4%
Average debt outstanding	$125.4	$67.3	$65.0
Cash paid for interest	$3.1	$2.0	$1.5

Notes

On May 5, 2014, the Company closed a public offering of $25.0 million aggregate principal amount of 6.50% notes (the “2019 Notes”) due April 30, 2019. On August 21, 2017, the Company caused notices to be issued to the holders of its 2019 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2019 Notes, pursuant to Section 1101 of the Base Indenture dated as of May 5, 2014, between the Company and U.S. Bank National Association, as trustee, and Section 1.01(h)(i) of the First Supplemental Indenture dated as of May 5, 2014. The Company redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017. The 2019 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on the extinguishment of debt of $0.3 million for the year ended December 31, 2017, due to the write off of the remaining deferred financing costs on the 2019 Notes.

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the years ended December 31, 2018, 2017, and 2016 (dollars in millions):

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$—	$1.2	$1.6
Deferred financing costs	—	0.1	0.2
Total interest and financing expenses	$—	$1.3	$1.8
Loss on extinguishment of debt	—	0.3	—
Cash paid for interest	$—	$1.4	$1.6

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

The Company used all of the net proceeds from the 2022 Notes offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of both December 31, 2018 and 2017, the aggregate carrying amount of all Notes was $48.9 million and the fair value of the Notes was approximately $47.6 million and $49.5 million, respectively. The 2022 Notes are listed on New York Stock

Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees that are being amortized over the term of the 2022 Notes, of which $1.2 million and $1.6 million remained to be amortized as of December 31, 2018 and 2017, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2018, 2017, 2016 (in millions):

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$2.8	$1.0	$—
Deferred financing costs	0.3	0.1	—
Total interest and financing expenses	$3.1	$1.1	$—
Cash paid for interest	$2.8	$0.9	$—

Contractual Obligations

As of December 31, 2018, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:

	Total	2019	2020	2021	2022	2023	2024 and thereafter
	(dollars in thousands)
Credit facility payable	$99,550	—	—	$99,550	—	—	—
Notes payable	$48,875	—	—	—	$48,875	—	—
SBA-guaranteed debentures	$150,000	—	—	—	—	—	$150,000
Total	$298,425	$—	$—	$99,550	$—	$48,875	$150,000

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2018, our only off-balance sheet arrangements consisted of $21.2 million of unfunded commitments to provide debt financing to eleven of our portfolio companies. As of December 31, 2017, our only off-balance sheet arrangements consisted of a $8.7 million unfunded commitments to provide debt financing to four of our portfolio companies.

Regulated Investment Company Status and Dividends

We have elected to be treated as a RIC under Subchapter M of the Code. So long as we maintain our qualification as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders as dividends on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Distributions declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

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

Valuation of portfolio investments

As a business development company, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once each quarter. Investments purchased within 90 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our Board, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our Board uses the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because there is not a readily available market for substantially all of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with our senior investment professionals and Stellus Capital Management;
•	At least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;
•	The audit committee of our Board then reviews these preliminary valuations and makes a recommendation to our Board; and
•	The Board then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management, the independent valuation firm and the audit committee.

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

Capital Gains Incentive Fee

Under GAAP, we calculate the capital gains incentive fee payable to Stellus Capital Management as if we had realized all investments at their fair values as of the reporting date. Accordingly, we accrue a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional capital gains incentive fee accrued at a reporting date may vary from the incentive fee that is ultimately realized and the differences could be material.

Recent Developments

Investment Portfolio

On January 4, 2019, we received full repayment on the first lien term loan of EOS Fitness OPCO Holdings, LLC for total proceeds of $3.1 million. We also received a distribution related to our equity of $0.1 million.

On January 7, 2019, we received 0.3 million in full realization on the equity of OGS Holdings, Inc., resulting in a realized gain $0.2 million.

On February 4, 2019, we invested $8.5 million in the first lien term loan of ASC Communications, LLC, an existing portfolio company.

On February 8, 2019, we invested $12.3 million in the first lien term loan of Exacta Land Surveyors LLC, a provider of land surveys and field management services used to facilitate the purchasing, selling, and development of residential real estate in the U.S. Additionally, we committed $1.5 million in the unfunded revolver, $4.0 million in the unfunded delayed draw term loan, and we invested $1.0 million in the equity of the company.

On February 15, 2019, we received $0.05 million in full realization on the equity of Glori Energy Production, LLC.

On February 28, 2019, we invested $1.4 million in the first lien term loan of Convergence Technologies, Inc., an existing portfolio company. Additionally, we funded $5.4 million under the existing delayed draw term loan and an additional $0.1 million in the equity of the company.

Credit Facility

The outstanding balance under the Credit Facility as of March 4, 2019 was $112.8 million.

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of March 4, 2019 was $150.0 million.

Dividend Declared

On January 11, 2019, the Company’s Board declared a regular monthly dividend for each of January, February and March 2019.

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/11/2019	1/30/2019	1/31/2019	2/15/2019	$0.1133
1/11/2019	2/27/2019	2/28/2019	3/15/2019	$0.1133
1/11/2019	3/28/2019	3/29/2019	4/15/2019	$0.1133

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2018 and 2017, 91% and 87% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. December 31, 2018 and 2017, the weighted average interest rate floor on our floating rate loans was 0.94% and 0.92%, respectively.

Assuming that the Statement of Assets and Liabilities as of December 31, 2018 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points	Interest Income	Interest Expense	Net Interest Income(1)
Up 300 basis points	$13.2	$(2.5)	$10.7
Up 200 basis points	9.0	(1.7)	7.3
Up 100 basis points	4.8	(0.8)	4.0
Down 100 basis points	(3.5)	0.8	(2.7)
Down 200 basis points	(6.6)	1.7	(4.9)
Down 300 basis points	(7.8)	2.5	(5.3)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2018 and 2017, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’
Stellus Capital Investment Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, schedules and financial highlights (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, and the financial highlights for each of the five years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2019 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2018 and 2017, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.
Dallas, Texas
March 5, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’
Stellus Capital Investment Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company, as of and for the year ended December 31, 2018 and our report dated March 5, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
March 5, 2019

PART I — FINANCIAL INFORMATION
STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	December 31, 2017
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $52,185 and $1,052,185, respectively)	$50,000	$990,000
Non-controlled, non-affiliated investments, at fair value (amortized cost of $502,691,464 and $367,401,021, respectively)	504,433,668	370,849,772
Cash and cash equivalents	17,467,146	25,110,718
Receivable for sales and repayments of investments	99,213	26,891
Interest receivable	3,788,684	2,922,204
Other receivables	85,246	—
Deferred offering costs	18,673	—
Prepaid expenses	344,621	361,270
Total Assets	$526,287,251	$400,260,855
LIABILITIES
Notes payable	$47,641,797	$47,306,488
Credit facility payable	98,237,227	39,332,479
SBA-guaranteed debentures	146,387,802	87,818,813
Dividends payable	1,807,570	1,806,671
Management fees payable	2,183,975	1,621,592
Income incentive fees payable	1,936,538	371,647
Capital gains incentive fees payable	81,038	—
Interest payable	1,863,566	1,021,173
Unearned revenue	410,593	139,304
Administrative services payable	392,191	327,033
Deferred tax liability	67,953	—
Income tax payable	316,092	—
Other accrued expenses and liabilities	115,902	268,413
Total Liabilities	$301,442,244	$180,013,613
Commitments and contingencies (Note 7)
Net Assets	$224,845,007	$220,247,242
NET ASSETS
Common Stock, par value $0.001 per share (200,000,000 shares and 100,000,000 shares authorized; 15,953,810 and 15,945,879 issued and outstanding, respectively)	$15,954	$15,946
Paid-in capital	228,160,491	228,066,762
Accumulated net realized loss from investments, net of cumulative dividends of $9,519,362 and $4,246,819, respectively, and tax provision on realized gain of $267,975 and $0, respectively	(10,786,240)	(10,786,240)
Accumulated undistributed net investment income	5,782,736	(435,794)
Net unrealized appreciation on non-controlled, non-affiliated investments and cash equivalents, net of provision for taxes of $67,953 and $0, respectively (Note 13)	1,674,251	3,448,753
Net unrealized depreciation on non-controlled, affiliated investments	(2,185)	(62,185)
Net Assets	$224,845,007	$220,247,242
Total Liabilities and Net Assets	$526,287,251	$400,260,855
Net Asset Value Per Share	$14.09	$13.81

See accompanying notes to these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
INVESTMENT INCOME
Interest income	$51,463,033	$38,071,449	$38,176,617
Other income	1,803,305	1,576,744	1,313,580
Total Investment Income	$53,266,338	$39,648,193	$39,490,197
OPERATING EXPENSES
Management fees	$8,154,842	$6,255,911	$6,281,863
Valuation fees	307,838	336,300	397,330
Administrative services expenses	1,390,375	1,245,727	1,045,648
Income incentive fees	5,529,376	2,911,392	4,275,436
Capital gains incentive fees	81,038	—	—
Professional fees	1,189,071	1,274,066	712,524
Directors’ fees	317,000	331,000	324,000
Insurance expense	348,500	429,897	471,427
Interest expense and other fees	12,338,755	7,855,211	7,992,185
Income tax expense	275,106	—	—
Deferred offering costs	—	—	261,761
Other general and administrative expenses	697,900	621,204	415,822
Total Operating Expenses	$30,629,801	$21,260,708	$22,177,996
Loss on extinguishment of debt	—	416,725	—
Net Investment Income	$22,636,537	$17,970,760	$17,312,201
Net realized gain (loss) on non-controlled, non-affiliated investments and cash equivalents	$5,540,518	$4,655,976	$(13,089,671)
Tax provision on realized gain on investments	(267,975)	—	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments and cash equivalents	$(1,706,549)	$40,113	$18,603,401
Net change in unrealized appreciation (depreciation) on non-controlled, affiliated investments and cash equivalents	60,000	(62,185)	—
Benefit (provision) for taxes on net unrealized gain (loss) on investments	$(67,953)	$8,593	$373,131
Net Increase in Net Assets Resulting from Operations	$26,194,578	$22,613,257	$23,199,062
Net Investment Income Per Share	$1.42	$1.21	$1.39
Net Increase in Net Assets Resulting from Operations Per Share	$1.64	$1.52	$1.86
Weighted Average Shares of Common Stock Outstanding	15,953,571	14,870,981	12,479,959
Distributions Per Share	$1.36	$1.36	$1.36

See accompanying notes to these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Increase in Net Assets Resulting from Operations
Net investment income	$22,636,537	$17,970,760	$17,312,201
Net realized gain (loss) on investments and cash equivalents	5,540,518	4,655,976	(13,089,671)
Tax provision on realized gain on investments	(267,975)	—	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments and cash equivalents	(1,706,549)	40,113	18,603,401
Net change in unrealized appreciation (depreciation) on non-controlled, affiliated investments and cash equivalents	60,000	(62,185)	—
Benefit (provision) for taxes on unrealized appreciation on investments	(67,953)	8,593	373,131
Net Increase in Net Assets Resulting from Operations	$26,194,578	$22,613,257	$23,199,062
Stockholder distributions from:
Net investment income	(16,418,007)	(17,970,760)	(16,968,350)
Net realized capital gains	(5,272,543)	(2,352,545)	—
Total Distributions	$(21,690,550)	$(20,323,305)	$(16,968,350)
Capital Share Transactions
Issuance of common stock	$94,788	$48,741,549	$—
Sales load	—	(1,358,880)	—
Offering costs	—	(307,022)	—
Partial share redemption	(1,051)	(142)	(31)
Net Increase (Decrease) in Net Assets Resulting From Capital Share Transactions	$93,737	$47,075,505	$(31)
Total Increase in Net Assets	$4,597,765	$49,365,457	$6,230,681
Net Assets at Beginning of Period	$220,247,242	$170,881,785	$164,651,104
Net Assets at End of Period (Includes $5,782,736, $(435,794) and $(435,794) of Accumulated Undistributed Net Investment Income (Loss), Respectively)	$224,845,007	$220,247,242	$170,881,785

See accompanying notes to these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash flows from operating activities
Net Increase in net assets resulting from operations	$26,194,578	$22,613,257	$23,199,062
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(272,927,459)	(172,171,246)	(65,661,034)
Proceeds from sales and repayments of investments	147,528,448	172,260,541	55,949,177
Net change in unrealized depreciation (appreciation) on investments	1,646,549	22,072	(18,603,401)
Increase in investments due to PIK	(1,869,905)	(499,595)	(243,766)
Amortization of premium and accretion of discount, net	(1,553,333)	(1,196,566)	(1,128,511)
Deferred tax provision (benefit)	67,953	(8,593)	(373,130)
Amortization of loan structure fees	456,151	455,893	523,835
Amortization of deferred financing costs	335,309	251,826	326,190
Amortization of loan fees on SBA-guaranteed debentures	623,989	333,027	184,783
Net realized (gain) loss on investments	(5,540,518)	(4,655,976)	13,089,341
Loss on extinguishment of debt	—	416,725	—
Deferred offering costs	—	—	261,761
Changes in other assets and liabilities
Decrease (increase) in interest receivable	(866,480)	1,679,538	118,289
Decrease (increase) in other receivable	(85,246)	748	6,936
Decrease in prepaid expenses	16,649	94,949	19,230
Increase in management fees payable	562,383	13,297	89,516
Increase (decrease) in incentive fees payable	1,564,891	(981,624)	745,315
Increase in capital gains incentive fees payable	81,038	—	—
Increase (decrease) in administrative services payable	65,158	54,522	(125,288)
Increase in interest payable	842,393	47,361	403,623
Increase (decrease) in unearned revenue	271,289	119,349	(16,922)
Increase in income tax payable	316,092	—	—
Increase (decrease) in other accrued expenses and liabilities	(152,511)	1,022	71,714
Net Cash Provided by (Used in) Operating Activities	$(102,422,582)	$18,850,527	$8,836,720

See accompanying notes to these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash flows from financing activities
Proceeds from the issuance of common stock	$—	$48,741,549	$—
Sales load for common stock issued	—	(1,358,880)	—
Offering costs paid for common stock	(18,673)	(307,022)	—
Proceeds from notes issued	—	48,875,000	—
Financing costs paid for Notes issued	—	(1,688,961)	—
Repayments on Notes issued	—	(25,000,000)	—
Stockholder distributions paid	(21,594,863)	(19,930,616)	(16,968,350)
Proceeds from SBA Debentures	60,000,000	25,000,000	—
Financing costs paid on SBA Debentures	(2,055,000)	(856,250)	—
Borrowings under Credit Facility	246,300,000	194,250,000	56,500,000
Repayments of Credit Facility	(187,500,000)	(269,500,000)	(50,000,000)
Financing costs paid on Credit facility	(351,403)	(1,158,616)	(50,000)
Partial Share Redemption	(1,051)	(142)	(31)
Net Cash Provided by (Used in) Financing Activities	$94,779,010	$(2,933,938)	$(10,518,381)
Net Increase (Decrease) in Cash and Cash Equivalents	$(7,643,572)	$15,916,589	$(1,681,661)
Cash and cash equivalents balance at beginning of period	25,110,718	9,194,129	10,875,790
Cash and Cash Equivalents Balance at End of Period	$17,467,146	$25,110,718	$9,194,129
Supplemental and Non-Cash Activities
Cash paid for interest expense	$10,075,913	$6,762,104	$6,548,754
Excise tax paid	27,717	37,648	—
Shares issued pursuant to Dividend Reinvestment Plan	94,788	—	—
Conversion from debt to equity	—	864,101	—
Increase in Distribution Payable	899	392,689	—

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	$52,185	$50,000	0.02%
Subtotal Non-controlled, affiliated investments											52,185	50,000	0.02%
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)(20)	Second Lien	3M L+10.50%	1.00%	0.00%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	5,294,907	4,712,835	2.10%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	0	0.00%
Total											5,669,907	4,712,835	2.10%
Adams Publishing Group, LLC	(3)								Greenville, TN
Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.93%		8/3/2018	6/30/2023	Media: Broadcasting & Subscription	$7,125,000	7,058,675	6,875,625	3.06%
Advanced Barrier Extrusions, LLC	(8)								Rhinelander, WI
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.00%	8.56%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$11,400,000	11,187,711	10,659,000	4.74%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	210,000	0.09%
Total											11,437,711	10,869,000	4.83%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	945 shares	945	0	0.00%
Preferred Units	(4)	Equity								945 shares	945,179	330,000	0.15%
Total							10/30/2015				946,124	330,000	0.15%
APG Intermediate Sub 2 Corp.									Castle Rock, CO
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	10.05%		11/30/2018	11/30/2023	Services: Business	10,000,000	9,777,822	9,777,822	4.35%
APG Holdings, LLC Class A Preferred Units	(4)	Equity					11/30/2018			1,000,000 units	1,000,000	1,000,000	0.44%
Total											10,777,822	10,777,822	4.79%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	1,190,000	0.53%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	3,510,000	1.56%
Total											1,004,250	4,700,000	2.09%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	1M L+5.75%	1.00%	8.27%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$5,083,335	$5,045,552	$5,057,916	2.25%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	483,540	800,000	0.36%
Total											5,529,092	5,857,916	2.61%
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.00%	1.00%	12.81%		3/27/2017	9/27/2022	FIRE: Insurance	$5,000,000	4,925,301	4,950,000	2.20%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	510,000	0.23%
Total											5,425,301	5,460,000	2.43%
BFC Solmetex, LLC	(23)								Nashville, TN
Revolver	(12)(19)	First Lien	3M L+6.25%	1.00%	9.06%		4/2/2018	9/26/2023	Services: Business	$305,623	305,623	288,814	0.13%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	9.06%		4/2/2018	9/26/2023		$11,711,033	11,552,684	11,066,926	4.92%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	9.06%		4/2/2018	9/26/2023		$1,216,687	1,200,236	1,149,769	0.51%
Total											13,058,543	12,505,509	5.56%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	10.50%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,297,319	16,111,451	7.17%
BW DME Holdings, LLC, Term Loan (SBIC)	(6)	Unsecured	17.50%			17.50%	6/1/2018	12/31/2019		$277,635	277,635	277,635	0.12%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	930,000	0.41%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	870,000	0.39%
Total											18,512,215	18,189,086	8.09%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	3M L+8.50%	0.50%	11.21%		12/31/2015	12/31/2020	Automotive	$98,746	97,843	98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+8.50%	0.50%	11.21%		12/31/2015	12/31/2020		$7,702,191	7,631,725	7,702,191	3.43%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/31/2015			149,828 shares	149,828	170,000	0.08%
Total											7,879,396	7,970,937	3.55%
Catapult Learning, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	11.08%		6/27/2018	4/24/2023	Education	$20,856,549	20,472,244	19,813,722	8.81%
Delayed Draw Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	11.22%		6/27/2018	4/24/2023		$1,143,451	1,143,451	1,086,278	0.48
Total											21,615,695	20,900,000	9.29%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	247,815	60,000	0.03%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	11.28%		10/27/2017	4/27/2025	Services: Business	$13,750,000	13,505,368	13,062,500	5.81%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	$442,197	$330,000	0.15%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	40,000	0.02%
Total											14,005,369	13,432,500	5.98%
Convergence Technologies, Inc.	(14)								Indianpolis, IN
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.75%	1.50%	9.56%		8/31/2018	8/30/2024	Services: Business	$7,125,000	6,988,628	6,697,500	2.98%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			3,750 units	375,000	390,000	0.17%
Total											7,363,628	7,087,500	3.15%
Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	670,000	0.30%
Dream II Holdings, LLC									Boca Raton, FL
Class A Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	110,000	0.05%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(12)	First Lien	3M L+7.50%	1.50%	10.12%		4/13/2018	4/13/2023	Energy: Oil & Gas	$12,491,941	12,271,851	12,242,102	5.44%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	776,316	1,410,000	0.63%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	613,794	1,320,000	0.59%
Total											13,661,961	14,972,102	6.66%
Empirix Inc.									Billerica, MA
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	1,650,000	0.73%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	20,000	0.01%
Total											1,317,406	1,670,000	0.74%
Energy Labs Inc.									Houston, TX
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	520,000	0.23%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.25%	0.75%	10.60%		12/30/2014	12/30/2019	Hotel, Gaming, & Leisure	$3,064,655	3,049,620	3,064,655	1.36%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014			118 shares	117,670	340,000	0.15%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	3,017	10,000	0.00%
Total											3,170,307	3,414,655	1.51
Fast Growing Tree, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	3M L+7.75%	1.00%	10.56%		2/5/2018	02/05/23	Retail	$20,215,000	19,871,587	19,305,325	8.59%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	$1,000,000	$1,080,000	0.48%
Total											20,871,587	20,385,325	9.07%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	3M L+8.00%	0.50%	10.81%		6/10/2016	6/10/2021	Consumer Goods: Durable	$15,163,885	14,961,912	15,163,885	6.74%
Revolver	(12)	First Lien	3M L+8.00%	0.50%	10.81%		12/17/2018	6/10/2021		$2,500,000	2,500,000	2,500,000	1.11%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	6/10/2016	2/3/2021		$140,056	140,056	140,056	0.06%
Furniture Factory Ultimate Holdings, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	210,000	0.09%
Total											17,696,537	18,013,941	8.00%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	13.05%		2/6/2015	1/30/2022	Education	$5,000,000	4,946,554	4,425,000	1.97%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(12)	Second Lien	3M L+9.00%	1.50%	11.81%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,418,420	4,252,500	1.89%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	11.13%		6/29/2018	6/29/2023	Beverage, Food, & Tobacco	$18,500,000	18,158,424	17,390,000	7.73%
HV GS Acquisition, LLC Class A Preferred Units	(4)	Equity					6/29/2018			1,000 shares	1,000,000	730,000	0.32%
HV GS Acquisition, LLC Class B Common Units	(4)	Equity					6/29/2018			28,125 shares	0	0	0.00%
Total											19,158,424	18,120,000	8.05%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(12)	First Lien	3M L+7.00%	1.50%	9.54%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,688,430	4,688,430	4,125,818	1.83%
Term Loan	(15)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	904,095	0.40%
Total											8,797,954	5,029,913	2.23%
ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)	Second Lien	3M L+9.00%	1.00%	11.81%		1/2/2018	7/1/2024	Finance	$10,000,000	9,822,706	9,900,000	4.40%
ICD Holdings, LLC, Class A Preferred	(4)(5)	Equity					1/2/2018			9,962 shares	496,409	820,000	0.36%
Total											10,319,115	10,720,000	4.76%
J.R. Watkins, LLC									San Francisco, CA
Revolver	(12)	First Lien	3M L+6.50%	1.25%	9.31%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$1,750,000	1,750,000	1,671,250	0.74%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.25%	9.31%		12/22/2017	12/22/2022		$12,375,000	12,169,222	11,818,125	5.26%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,076 shares	1,075,758	1,090,000	0.48%
Total											14,994,980	14,579,375	6.48%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Jurassic Intermediate Holdings Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	8.14%		12/28/2018	11/15/2024	Consumer Goods: Durable	$17,500,000	$17,237,500	$17,237,500	7.67%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.50%	10.98%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,577,863	9,311,250	4.14%
Keais Records Service, LLC									Houston, TX
Keais Holdings, LLC Class A Units	(4)	Equity					6/30/2016			148,335 units	736,595	820,000	0.36%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,409,210	9,284,478	8,797,611	3.91%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	3M L+8.25%	1.25%	11.05%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,808,345	6,841,739	3.04%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	10.51%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,730,117	4,700,059	4,706,466	2.09%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	50,000	0.02%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	470,000	0.21%
Total											5,200,059	5,226,466	2.32%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	12.31%		10/16/2017	4/16/2024	Software	$14,750,000	14,490,683	14,086,250	6.26%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	3M L+10.25%	0.75%	13.06%		11/1/2016	5/1/2022	Software	$21,500,000	21,164,073	21,500,000	9.56%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	455,385	770,000	0.34%
Total											21,619,458	22,270,000	9.90%
MTC Parent, L.P.									Oak Brook, IL
Class A-2 Common Units	(4)	Equity					12/1/2015		Finance	750,000 shares	0	7,750,000	3.45%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,874,827	9,650,000	4.29%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	380,000	0.17%
Total											10,374,827	10,030,000	4.46%
NGS US Finco, LLC									Bradford, PA
Term Loan (SBIC)	(2)(12)	Second Lien	1M L+8.50%	1.00%	10.88%		10/4/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,853,435	9,853,435	4.38%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(12)	First Lien	3M L+6.00%	1.00%	8.81%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$15,500,000	15,198,412	15,198,412	6.76%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Functional Aggregator, LLC Common Units	(4)	Equity					11/15/2018			12,500 shares	$1,250,000	$1,250,000	0.56%
Total											16,448,412	16,448,412	7.32%
OGS Holdings, Inc.									Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity					4/22/2014		Services: Government	11,521 shares	50,001	280,000	0.12%
Premiere Digital Services, Inc.	(10)								Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	9.60%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$8,250,000	8,019,407	8,019,407	3.57%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	9.60%		10/18/2018	10/18/2023		$2,428,772	2,360,887	2,360,887	1.05%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	50,000	0.02%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	450,000	450,000	0.20%
Total											10,880,294	10,880,294	4.84%
Price for Profit, LLC	(17)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	9.31%		1/31/2018	1/31/2023	Services: Business	$8,818,907	8,669,840	8,774,812	3.90%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	1,460,000	0.65%
Total											9,419,840	10,234,812	4.55%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	3M L+9.75%	1.00%	10.56%	2.00%	8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,710,359	17,530,255	7.80%
Refac Optical Group, et al	(11)								Blackwood, NJ
Revolver	(9)(10)(12)	First Lien	1M L+8.00%		0.00%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.39%
Term A Loan	(9)(12)	First Lien	1M L+8.00%		0.00%		11/7/2012	9/30/2018		$472,968	472,968	472,968	0.21%
Term B Loan	(6)(9)(12)	First Lien	1M L+10.75%		0.00%	0.00%	11/7/2012	9/30/2018		$6,539,666	6,539,666	5,787,604	2.57%
Total											7,892,634	7,140,572	3.17
Resolute Industrial, LLC									Wheeling, IL
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity					7/26/2017		Capital Equipment	601 units	750,000	1,300,000	0.58%
Total													%
Roberts-Gordon, LLC									Buffalo, NY
Specified Air Solutions, LLC Class A Common Units	(4)	Equity					6/30/2017		Construction & Building	3,846 shares	0	250,000	0.11%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2020	Finance	$17,500,000	17,494,460	17,150,000	7.63%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	1,110,000	0.49%
Total											18,657,004	18,260,000	8.12%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)	First Lien	3M L+6.50	1.00%	9.30%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,846,000	$14,780,330	$14,400,620	6.40%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	310,000	0.14%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	40,000	0.02%
Total											14,998,816	14,750,620	6.56%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	10.32%		8/16/2017	10/2/2023	High Tech Industries	$21,540,923	21,094,192	21,094,192	9.38%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,285,876	6,129,775	2.73%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	500,000	0.22%
Total											6,785,876	6,629,775	2.95%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	13.56%		10/21/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,794,016	5,875,000	2.61%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	450,000	0.20%
Total											6,025,537	6,325,000	2.81%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	1M L+10.50%	1.00%	12.85%		6/8/2015	6/8/2020	Finance	$4,500,000	4,484,478	4,500,000	2.00%
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015			441 units	441,000	550,000	0.24%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			50 units	50,000	60,000	0.03
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,000	0.00%
Total											4,984,478	5,120,000	2.27%
VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	12.06%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,895,138	8,820,000	3.92%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	440,000	0.20%
Total											9,395,138	9,260,000	4.12%
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)(20)	Unsecured	3M L+11.00%	1.00%	0.00%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,238,210	0	0.00%
Delayed Draw Term Loan	(12)(21)	First Lien	1M L+6.5%	1.00%	0.00%		8/27/2018	6/30/2021		$253,906	253,906	93,945	0.04%
Wise Parent Company, LLC Membership Units	(4)	Equity					6/30/2016			1 units	58,594	0	0.00%
Total											1,550,710	93,945	0.04%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Total Non-controlled, non-affiliated investments											$502,691,464	$504,433,668	224.35%
Net Investments											502,743,649	504,483,668	224.37%
LIABILITIES IN EXCESS OF OTHER ASSETS												(279,638,661)	(124.37)%
NET ASSETS												$224,845,007	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investments held by the SBIC subsidiary, which include $13,410,706 of cash and $214,114,498 of investments (at cost) are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.
(3)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $865,385, with an interest rate of LIBOR plus 7.50% and a maturity of June 30, 2023. This investment is accruing an unused commitment fee of 0.375% per annum.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 87% of the Company’s total assets as of December 31, 2018.
(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 5.75% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of August 8, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(9)	Investment has been on non-accrual since November 30, 2018.
(10)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,669,681 with an interest rate of LIBOR plus 5.50% and a maturity of October 18, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is not accruing an unused commitment fee.
(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $5,357,143, with an interest rate of LIBOR plus 6.75% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(15)	Investment has been on non-accrual since November 1, 2017.

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2018

(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 6.50% and a maturity of January 31, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,222,494, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(20)	Investment has been on non-accrual since March 29, 2018.
(21)	Investment has been on non-accrual since October 31, 2018.
(22)	This loan is a unitranche investment.
(23)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,662,592, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	$1,052,185	$990,000	0.45%
Subtotal Non-controlled, affiliated investments											1,052,185	990,000	0.45%
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.50%	1.00%	12.20%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	5,272,397	5,220,000	2.37%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	180,000	0.08%
Total											5,647,397	5,400,000	2.45%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	766 shares	766	579	0.00%
Preferred Units	(4)	Equity					10/30/2015			766 shares	765,676	579,421	0.26%
Total											766,442	580,000	0.26%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	820,284	0.37%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	2,419,714	1.10%
Total											1,004,250	3,239,998	1.47%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	7.94%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$6,879,167	6,816,044	6,879,167	3.12%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	500,000	620,000	0.28%
Total											7,316,044	7,499,167	3.40%
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.00%	1.00%	11.70%		3/27/2017	9/27/2022	Insurance	$5,000,000	4,910,226	5,000,000	2.27%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	500,000	0.23%
Total											5,410,226	5,500,000	2.50%
Binder & Binder National Social Security Disability Advocates, LLC	(8)								Hauppauge, NY
Residual claim from Term Loan	(4)	Unsecured					11/7/2012		Services: Consumer	$400,000	400,000	380,000	0.17%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(12)(13)(17)	First Lien	3M L+6.00%	1.00%	9.43%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$9,550,000	9,281,016	9,310,000	4.23%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
BW DME Holdings, LLC Class A Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	$1,000,000	$1,110,000	0.50%
Total											10,281,016	10,420,000	4.73%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	3M L+8.50%	0.50%	9.74%		12/23/2015	12/31/2020	Automotive	$98,746	97,451	98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+8.50%	0.50%	9.74%		12/23/2015	12/31/2020		$7,702,191	7,601,191	7,700,000	3.50%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/23/2015			149,828 shares	149,828	260,000	0.12%
Total											7,848,470	8,058,746	3.66%
Catapult Learning, LLC et al									Camden, NJ
Term Loan	(13)(17)	First Lien	3M L+6.50%	1.00%	9.30%		8/6/2015	7/16/2020	Education	$12,335,526	12,264,670	12,335,526	5.60%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	497,388	470,000	0.21%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	10.12%		10/27/2017	4/27/2025	Services: Business	$13,750,000	13,479,122	13,480,000	6.12%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	442,197	0.20%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	57,804	0.03%
Total											13,979,123	13,980,001	6.35%
Douglas Products & Packaging Company, LLC									Liberty, MO
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.50%	0.50%	12.20%		6/30/2015	12/31/2020	Chemicals, Plastics, & Rubber	$9,000,000	8,902,087	9,000,000	4.09%
Fumigation Holdings, Inc. Class A Common Stock	(4)	Equity					6/30/2015			250 shares	250,000	530,000	0.24%
Total											9,152,087	9,530,000	4.33%
Dream II Holdings, LLC									Boca Raton, FL
Class A Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	420,000	0.19%
Empirix Inc.									Billerica, MA
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	10.88%		11/1/2013	5/1/2020	Software	$11,657,850	11,554,734	11,657,850	5.29%
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.50%	1.00%	10.88%		5/14/2013	5/1/2020		$9,750,000	9,662,051	9,750,000	4.43%
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013			1,304 shares	1,304,232	831,600	0.38%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	8,400	0.00%
Total											22,534,191	22,247,850	10.10%
Energy Labs Inc.									Houston, TX
Term Loan (SBIC)	(2)(13)(17)	First Lien	3M L+7.00%	0.50%	11.58%		9/29/2016	9/29/2021	Energy: Oil & Gas	$5,300,000	5,214,783	5,300,000	2.41%
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016			500 shares	500,000	410,000	0.19%
Total											5,714,783	5,710,000	2.60%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.25%	0.75%	9.62%		12/30/2014	12/30/2019	Hotel, Gaming, & Leisure	$3,193,890	$3,164,255	$3,190,000	1.45%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014			118 shares	117,670	224,250	0.10%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	3,017	5,750	0.00%
Total											3,284,942	3,420,000	1.55%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	3M L+9.00%	0.50%	10.70%		6/10/2016	6/10/2021	Consumer Goods: Durable	$7,288,484	7,180,489	7,288,484	3.31%
Furniture Factory Holdings, LLC Term Loan	(11)	Unsecured	11.00%				6/10/2016	2/3/2021		$122,823	122,823	120,000	0.05%
Sun Furniture Factory, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	210,000	0.10%
Total											7,397,881	7,618,484	3.46%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	11.94%		2/6/2015	1/30/2022	Education	$5,000,000	4,932,726	5,000,000	2.27%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(17)	First Lien	3M L+7.25%	0.50%	11.96%		7/15/2016	7/15/2021	Beverage, Food, & Tobacco	$1,350,000	1,329,398	1,350,000	0.61%
Term Loan (SBIC)	(2)(13)(17)	First Lien	3M L+7.25%	0.50%	11.96%		7/15/2016	7/15/2021		$1,200,000	1,181,687	1,200,000	0.54%
Good Source Holdings, LLC Class A Preferred Units	(4)	Equity					7/15/2016			159 shares	159,375	150,000	0.07%
Good Source Holdings, LLC Class B Common Units	(4)	Equity					7/15/2016			4,482 shares	0	0	0.00%
Total											2,670,460	2,700,000	1.22%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(3)	First Lien	3M L+7.00%	1.50%	8.50%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,750,000	4,748,168	4,180,000	1.90%
Term Loan	(15)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,079,696	900,000	0.41%
Total											8,827,864	5,080,000	2.31%
Hostway Corporation									Chicago, IL
Term Loan	(12)	Second Lien	3M L+10.00%	1.25%	5.94%		12/27/2013	12/13/2020	High Tech Industries	$6,750,000	6,680,080	5,910,000	2.68%
J.R. Watkins, LLC	(9)								San Francisco, CA
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.25%	8.16%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,500,000	12,250,000	12,250,000	5.56%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,000 shares	1,000,000	1,000,000	0.45%
Total											13,250,000	13,250,000	6.01%
Keais Records Service, LLC									Houston, TX
Term Loan	(12)	Second Lien	3M L+10.50%	0.50%	12.20%		6/30/2016	6/30/2022	Services: Business	$7,750,000	7,637,741	7,750,000	3.52%
Keais Holdings, LLC Class A Units	(4)	Equity					6/30/2016			148,335 units	765,600	780,000	0.35%
Total											8,403,341	8,530,000	3.87%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,315,194	$9,162,066	$9,180,000	4.17%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	3M L+8.25%	1.25%	9.94%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,785,894	6,840,000	3.11%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	9.57%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,875,000	4,835,088	4,875,000	2.21%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	56,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	504,000	0.23%
Total											5,335,088	5,435,000	2.47%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	11.20%		10/16/2017	4/16/2024	Software	$12,500,000	12,254,448	12,250,000	5.56%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	3M L+10.25%	0.75%	11.95%		11/1/2016	5/1/2022	Software	$9,000,000	8,849,293	9,000,000	4.09%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	750,000	980,000	0.44%
Total											9,599,293	9,980,000	4.53%
MBS Holdings, Inc.									Birmingham, AL
Series E Preferred Stock	(4)	Equity					3/10/2014		Media: Broadcasting & Subscription	2,774,695 shares	1,000,000	2,386,710	1.08%
Series F Preferred Stock	(4)	Equity					12/21/2015			399,308 shares	206,682	493,290	0.22%
Total											1,206,682	2,880,000	1.30%
MTC Parent, L.P.									Oak Brook, IL
Class A-2 Common Units	(4)	Equity					12/1/2015		Finance	750,000 shares	28,842	2,200,000	1.00%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,845,090	9,900,000	4.49%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	350,000	0.16%
Total											10,345,090	10,250,000	4.65%
OGS Holdings, Inc.									Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity					4/22/2014		Services: Government	11,521 shares	50,001	100,000	0.05%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	3M L+9.75%	1.00%	9.50%	2.00%	8/30/2017	10/30/2020	Services: Consumer	$17,617,786	17,220,312	17,270,000	7.84%
Refac Optical Group, et al									Blackwood, NJ
Revolver	(10)(12)	First Lien	1M L+8.00%		9.56%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.40%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Term A Loan	(12)	First Lien	1M L+8.00%		9.56%		11/7/2012	9/30/2018		$943,367	$943,367	$940,000	0.43%
Term B Loan	(6)(12)	First Lien	1M L+10.75%		10.56%	1.75%	11/7/2012	9/30/2018		$6,464,716	6,464,716	6,460,000	2.93%
Total											8,288,083	8,280,000	3.76%
Resolute Industrial, LLC	(14)								Wheeling, IL
Term Loan	(12)(16)(17)	First Lien	3M L+7.62%	1.00%	8.95%		7/26/2017	7/26/2022	Capital Equipment	$3,797,222	3,731,397	3,740,000	1.70%
Term Loan (SBIC)	(2)(12) (16)(17)	First Lien	3M L+7.62%	1.00%	8.95%		7/26/2017	7/26/2022		$13,290,278	13,059,850	13,090,000	5.94%
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity					7/26/2017			601 units	750,000	760,000	0.35%
Total											17,541,247	17,590,000	7.99%
Roberts-Gordon, LLC									Buffalo, NY
Term Loan	(12)	Second Lien	3M L+10.00%	1.00%	11.70%		6/30/2017	1/1/2022	Construction & Building	$7,200,000	7,068,278	7,130,000	3.24%
Specified Air Solutions, LLC Class A Common Unites	(4)	Equity					6/30/2017			3,846 shares	500,045	600,000	0.27%
Total											7,568,323	7,730,000	3.51%
Sitel Worldwide Corporation									Nashville, TN
Term Loan	(12)	Second Lien	3M L+9.50	1.00%	10.88%		9/24/2015	9/18/2022	High Tech Industries	$10,000,000	9,848,614	9,950,000	4.52%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2019	Finance	$20,000,000	19,886,350	19,800,000	8.99%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	770,000	0.35%
Total											21,048,894	20,570,000	9.34%
SPM Capital, LLC									Bloomington, MN
Term Loan	(12)	First Lien	3M L+6.50	1.50%	8.19%		12/10/2012	10/31/2018	Healthcare & Pharmaceuticals	$5,421,770	5,421,770	5,420,000	2.46%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)	First Lien	3M L+6.50	1.00%	8.16%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$15,000,000	14,919,983	14,920,000	6.77%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			3,598 shares	156,001	307,023	0.14%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	122,977	0.06%
Total											15,138,469	15,350,000	6.97%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(12) (13)(17)	First Lien	3M L+6.50%	1.00%	8.71%		8/16/2017	8/16/2022	High Tech Industries	$20,000,000	19,529,783	19,600,000	8.90%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,373,100	6,258,780	6,250,000	2.84%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	330,000	0.15%
Total											6,758,780	6,580,000	2.99%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)
December 31, 2017

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Initial Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	12.45%		10/21/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	$5,775,974	$5,875,000	2.67%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	250,000	340,000	0.15%
Total											6,025,974	6,215,000	2.82%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	1M L+11.75%	1.00%	13.12%		6/8/2015	6/8/2020	Finance	$4,500,000	4,474,973	4,500,000	2.04%
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015			441 units	441,000	578,200	0.26%
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	11,800	0.01%
Total											4,924,973	5,090,000	2.31%
VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	10.95%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,846,185	8,910,000	4.05%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	500,000	0.23%
Total											9,346,185	9,410,000	4.28%
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)	Unsecured	3M L+11.00%	1.00%	12.70%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,235,188	880,000	0.40%
WCI Holdings LLC Class A Preferred Units	(4)	Equity					6/30/2016			56 units	55,550	0	0.00%
WCI Holdings LLC Class B Common Units	(4)	Equity					6/30/2016			3,044 units	3,044	0	0.00%
Total											1,293,782	880,000	0.40%
Zemax, LLC									Redmond, WA
Term Loan (SBIC)	(2)(12)	Second Lien	1M L+10.00%	1.00%	11.60%		10/23/2014	4/23/2020	Software	$3,962,500	3,922,743	3,960,000	1.80%
Zemax Software Holdings, LLC Preferred Units (SBIC)	(2)(4)	Equity					10/23/2014			24,500 units	5,000	11,200	0.01%
Zemax Software Holdings, LLC Common Units (SBIC)	(2)(4)	Equity					10/23/2014			5,000 shares	245,000	548,800	0.25%
Total											4,172,743	4,520,000	2.06%
Total Non-controlled, non-affiliated investments											367,401,021	370,849,772	168.38%
Net Investments											368,453,206	371,839,772	168.83%
LIABILITIES IN EXCESS OF OTHER ASSETS												(151,592,530)	(68.83)%
NET ASSETS												$220,247,242	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
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
December 31, 2018

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

As of December 31, 2018 the Company has issued a total of 15,953,810 shares and raised $235,742,980 in gross proceeds since inception, incurring $7,566,535 in offering expenses and sales load fees for net proceeds from offerings of $228,176,445. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

The Company has established wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC — ICD Blocker 1, Inc., SCIC —  CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. SBA regulations currently limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2018 and 2017, the SBIC subsidiary had $75,000,000 and $67,500,000 of regulatory capital, respectively, as such term is defined by the SBA. As of December 31, 2018 and 2017, the SBIC subsidiary had $150,000,000 and $90,000,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of SBIC investments with respect to the Credit Facility.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

As a BDC, we are required to comply with certain regulatory requirements. Prior to June 28, 2018, we were only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, was equal to at least 200% after giving effect to such leverage. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

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

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, with corresponding equity co-investments. It sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP and pursuant to the requirements for reporting on Form 10-K and Article 10 of regulation S-X.

In the opinion of management, the consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the periods included herein. Certain reclassifications have been made to certain prior period balances to conform with current presentation.

In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments.

The accounting records of the Company are maintained in U.S. dollars.

Portfolio Investment Classification

The Company classifies its portfolio investments in accordance with the requirements of the 1940 Act as follows; (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Cash and Cash Equivalents

At December 31, 2018, cash balances totaling $336,243 exceeded FDIC insurance protection levels of $250,000 by $86,243, subjecting the Company to risk related to the uninsured balance. In addition, at December 31, 2018, the Company held $17,130,903 in cash equivalents that were back by the full faith credit of the U.S. government. All of the Company’s cash and cash equivalents are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents. At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end or temporarily drawing down on the Credit Facility (see footnote 9). At December 31, 2018 and December 31, 2017, we held no U.S. Treasury Bills.

Fair Value Measurements

We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBA-guaranteed debentures approximate fair value because the interest rates adjusts to the market interest rates (Level 3 input). The carrying value of our 2022 Notes (as defined in Note 11 below) is based on the closing price of the security (level 2 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the SBIC subsidiary and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the statement of assets and liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, notes and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the statement of Assets and Liabilities.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s securities, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. During the year ended December 31, 2016, the Company determined that it was no longer likely to issue shares under its current shelf registration statement, as a result, the Company expensed $261,761 of previously capitalized deferred offering costs for the year ended December 31, 2016. During the year ended December 31, 2018, the Company incurred $18,673 of costs related to the preparation of a registration statement, which were capitalized and will be treated as discussed above in the event an offering is consummated.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

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

A presentation of the interest income we have received from Portfolio Companies for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Loan interest	$46,501,235	$34,890,298	$36,143,335
PIK income	1,869,905	499,595	243,766
Fee amortization income(1)	1,636,168	1,235,568	1,145,437
Fee income acceleration(2)	1,455,725	1,445,988	644,079
Total Interest Income	$51,463,033	$38,071,449	$38,176,617

(1)	Includes amortizations of upfront fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon realization.

To maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

We will not accrue any form of interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Management considers portfolio specific circumstances as well as other economic factors in determining collectibility. As of December 31, 2018, we had four loans on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value. As of December 31, 2017, we had two loans on non-accrual status, which represented approximately 1.2% of our loan portfolio at cost and 0.3% at fair value. As of December 31, 2018 and December 31, 2017, $1,856,272 and $1,145,014 of income from investments on non-accrual has not been accrued. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we remove it from non-accrual status.

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

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

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

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Included in income tax expense for the year ended December 31, 2018 is the 2018 excise tax estimate of $316,092, less refunds related to the estimated excise tax paid for the years ended December 31, 2017 and 2016 totaling $63,144. Included in other general and administrative expense for the year ended December 31, 2017 is the 2017 tax estimate of $27,717 and an additional estimate of $14,985 related to the excise tax for the year ended December 31, 2016. Included in other general and administrative expenses for the year ended December 31, 2016 is the 2016 tax estimate of $22,663.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax provision or expense in the applicable period. As of December 31, 2018 and December 31, 2017, the Company had not recorded a liability for any uncertain tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in income tax expense. Any such expenses for the year ended December 31, 2018 were de minimis.

On December 22, 2017, the “Tax Cuts and Jobs Act” legislation was signed into law. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a reduction in the U.S. corporate income tax rate from 35% to 21%. ASC 740, Income Taxes, requires the effect of changes in tax

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded deferred income tax benefit (expense) of ($67,953), $8,593 and $373,131, respectively, related to the Taxable Subsidiaries. In addition, as of December 31, 2018 and December 31, 2017, the Company had a deferred tax liability of $67,953 and $0, respectively. See Note 13, Income Taxes, for a schedule of the deferred tax asset and valuation allowance reducing the deferred tax asset and the deferred tax liability.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance was effective for the Company as of January 1, 2018. Note, the guidance exempts interest income from the above guidance, indicating recognition will remain the same. The Company will continue to recognize origination fees over the life of the loan. Repayment penalty fees will be recognized immediately if a repayment is made and miscellaneous fees such as administration fees will be recognized on the contract renewal date or other discrete point in time per the credit agreement. Substantially

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES  – (continued)

all of the Company’s income is not within the scope of ASU 2014-09. For those income items that are within the scope (primarily fee income), the Company has similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, the Company’s timing of its income recognition remains the same and the adoption of the standard was not material.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded an expense for base management fees of $8,154,842, $6,255,911, and $6,281,863 respectively. As of December 31, 2018 and December 31, 2017, respectively, $2,183,975 and $1,621,592 was payable to Stellus Capital, respectively.

The incentive fee has two components, investment income and capital gains, as follows:

Investment Income Incentive Fee

The income component (“Income Incentive Fee”) is calculated, and payable to the Advisor, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred $5,529,376, $2,911,392 and $4,275,436, respectively, of Investment Income Incentive Fees. As of December 31, 2018 and 2017, $1,936,538 and $371,647, respectively, of such incentive fees were payable to the Advisor, of which $1,675,804 and $175,738, respectively, were currently payable (as explained below). As of December 31, 2018 and December 31, 2017, $260,734 and $195,909, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash.

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

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation and depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2018, and 2017, the Company incurred $81,038 and $0, respectively. As of December 31, 2018 and December 31, 2017, $81,038 and $0, respectively of Capital Gains Incentive Fees were payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Investment Income Incentive Fee Incurred	$5,529,376	$2,911,392	$4,275,436
Capital Gains Incentive Fee Incurred	81,038	—	$—
Incentive Fee Expense	$5,610,414	$2,911,392	$4,275,436

	December 31, 2018	December 31, 2017
Investment Income Incentive Fee Currently Payable	$1,675,804	$175,738
Investment Income Incentive Fee Deferred	260,734	195,909
Capital Gains Incentive Fee Payable	81,038	—
Incentive Fee Payable	$2,017,576	$371,647

Director Fees

For the years ended December 31, 2018, 2017 and 2016, the Company recorded an expense relating to director fees of $317,000, $331,000, and $324,000, respectively. As of December 31, 2018 and 2017, the Company owed its independent directors no unpaid director fees.

Co-Investments

On October 23, 2013, the Company received an exemptive order (the “Prior Order’) from the SEC to co-invest with private funds managed by Stellus Capital Management where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, the Company received a new exemptive order (the “Order”) that supersedes the Prior Order and permits the Company greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies. The Company co-invests, subject to the conditions included in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar to or identical to the Company’s investment strategy, and the Company

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 2 — RELATED PARTY ARRANGEMENTS  – (continued)

may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. The Company believes that such co-investments may afford additional investment opportunities and an ability to achieve greater diversification.

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the exemptive relief order. As of December 31, 2018 and December 31, 2017, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded expenses of $1,195,174, $1,117,011, and $922,531, respectively, related to the administration agreement. As of December 31, 2018 and December 31, 2017, $323,188 and $279,141, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 3 — DISTRIBUTIONS  – (continued)

Date Declared	Record Date	Payment Date	Per Share
Fiscal 2016
January 13, 2016	January 29, 2016	February 15, 2016	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133
April 15, 2016	April 29, 2016	May 13, 2016	$0.1133
April 15, 2016	May 31, 2016	June 15, 2016	$0.1133
April 15, 2016	June 30, 2016	July 15, 2016	$0.1133
July 7, 2016	July 29, 2016	August 15, 2016	$0.1133
July 7, 2016	August 31, 2016	September 15, 2016	$0.1133
July 7, 2016	September 30, 2016	October 14, 2016	$0.1133
October 7, 2016	October 31, 2016	November 15, 2016	$0.1133
October 7, 2016	November 30, 2016	December 15, 2016	$0.1133
October 7, 2016	December 30, 2016	January 13, 2017	$0.1133
Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
Fiscal 2018
January 11, 2018	January 31, 2018	February 15, 2018	$0.1133
January 11, 2018	February 28, 2018	March 15, 2018	$0.1133
January 11, 2018	March 29, 2018	April 13, 2018	$0.1133
April 16, 2018	April 30, 2018	May 15, 2018	$0.1133
April 16, 2018	May 31, 2018	June 15, 2018	$0.1133
April 16, 2018	June 29, 2018	July 13, 2018	$0.1133
July 12, 2018	July 31, 2018	August 15, 2018	$0.1133
July 12, 2018	August 31, 2018	September 14, 2018	$0.1133
July 12, 2018	September 28, 2018	October 15, 2018	$0.1133
October 16, 2018	October 31, 2018	November 15, 2018	$0.1133
October 16, 2018	November 29, 2018	December 14, 2018	$0.1133
October 16, 2018	December 31, 2018	January 15, 2019	$0.1133
Total			$8.4042

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) pursuant to which a stockholder whose shares are held in his own name will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless it elects to receive distributions in cash. Shareholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 3 — DISTRIBUTIONS  – (continued)

such service is provided by the broker or the nominee, or if the broker or the nominee permits participation in our DRIP. Shareholders whose shares are held in the name of a broker or other nominee should contact the broker or nominee for details. Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 7,931 shares through the DRIP during the year ended December 31, 2018. No new shares were issued in connection with the DRIP during the year ended December 31, 2017.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings and pursuant to the Company’s DRIP.

Issuance of Common Stock	Number of Shares	Gross(1)(2) Proceeds	Underwriting fees	Offering Expenses	Net Proceeds	Offering Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	$14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	$14.47
Year ended December 31, 2015	—	—	—	—	—	—
Year ended December 31, 2016	—	—	—	—	—	—
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	$14.06
Year ended December 31, 2018	7,931	93,737	—	—	94,018	$11.85
Total	15,953,810	$235,742,980	$6,394,110	$1,172,425	$228,176,445

(1)	Net of partial share redemptions. Such share redemptions reduced gross proceeds by $1,051, $142, $31 and $29 in 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $94,788 during the year ended December 31, 2018, $0 for the years ended 2017, 2016 and 2015, and $398,505, $930,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

The Company issued 7,931 shares through the DRIP during the year ended December 31, 2018. No new shares were issued in connection with the DRIP during the year ended December 31, 2017.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended December 31, 2018, 2017 and 2016.

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Net increase in net assets resulting from operations	$26,194,578	$22,613,257	$23,199,062
Weighted average common shares	15,953,571	14,870,981	12,479,959
Basic and diluted earnings per common share	$1.64	$1.52	$1.86

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

At December 31, 2018, the Company had investments in 57 portfolio companies. The total cost and fair value of the investments were $502,743,649 and $504,483,668 respectively. The composition of our investments as of December 31, 2018 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$297,965,589	$292,004,982
Senior Secured – Second Lien	155,382,612	149,661,220
Unsecured Debt	25,436,237	23,697,466
Equity	23,959,211	39,120,000
Total Investments	$502,743,649	$504,483,668

(1)	Includes unitranche investments, which account for 20.6% of our portfolio at fair value. Unitranche

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2018 and December 31, 2017, the Company had eleven and four such investments with aggregate unfunded commitments of $21,213,962 and $8,686,667, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2018 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$292,004,982	$292,004,982
Senior Secured – Second Lien	—	—	149,661,220	149,661,220
Unsecured Debt	—	—	23,697,466	23,697,466
Equity	—	—	39,120,000	39,120,000
Total Investments	$—	$—	$504,483,668	$504,483,668

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2017 are as follows:

	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$141,006,923	$141,006,923
Senior Secured – Second Lien	—	—	178,432,850	178,432,850
Unsecured Debt	—	—	27,430,000	27,430,000
Equity	—	—	24,969,999	24,969,999
Total Investments	$—	$—	$371,839,772	$371,839,772

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2018 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$141,006,923	$178,432,850	$27,430,000	$24,969,999	$371,839,772
Purchases of investments	224,555,549	38,515,000	251,180	9,605,730	272,927,459
Payment-in-kind interest	106,314	1,696,547	67,044	—	1,869,905
Sales and Redemptions	(68,382,321)	(66,658,090)	(2,903,096)	(9,657,263)	(147,600,770)
Realized Gains	—	—	—	5,540,518	5,540,518
Change in unrealized appreciation (depreciation) included in earnings	(6,052,424)	(2,989,511)	(1,265,630)	8,661,016	(1,646,549)
Amortization of premium and accretion of discount, net	770,941	664,424	117,968	—	1,553,333
Fair value at end of period	$292,004,982	$149,661,220	$23,697,466	$39,120,000	$504,483,668
Change in unrealized depreciation on Level 3 investments still held as of December 31, 2018	$(5,820,453)	$(3,157,990)	$(1,285,630)	$10,831,127	$567,054

There were no Level 3 transfers during the twelve months ended December 31, 2018.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2017 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$113,482,205	$144,521,388	$70,725,412	$18,931,886	$347,660,891
Purchases of investments	85,892,733	73,388,500	6,203,400	6,686,613	172,171,246
Payment-in-kind interest	113,723	319,629	66,244	—	499,596
Sales and redemptions	(57,242,106)	(47,725,650)	(49,578,812)	(9,369,308)	(163,915,876)
Transfer from term loan to equity	(864,101)	—	—	864,101	—
Net realized gain (loss)	(626,949)	—	—	5,367,925	4,740,976
Change in unrealized appreciation (depreciation)	(126,190)	(2,146,961)	(278,564)	2,488,782	(62,933)
Amortization of premium and accretion of discount, net	377,608	525,944	292,320	—	1,195,872
Transfer from Level 2	—	9,550,000	—	—	9,550,000

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

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

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2018:

	Cost	Fair Value	% of Total Investments at fair value
Texas	$100,229,354	$97,474,226	19.32%
California	86,550,134	85,880,918	17.03%
New Jersey	43,513,698	41,473,072	8.22%
Ohio	36,209,514	36,273,224	7.19%
Illinois	19,941,053	29,880,018	5.92%
Canada	27,902,537	27,935,931	5.54%
Arizona	21,682,522	21,603,741	4.28%
South Carolina	20,871,587	20,385,325	4.04%
New York	20,446,690	20,287,086	4.02%
Tennessee	20,117,218	19,381,134	3.84%
Arkansas	17,696,537	18,013,941	3.57%
Pennsylvania	17,732,831	17,824,372	3.53%
Maryland	17,237,500	17,237,500	3.42%
Wisconsin	11,437,711	10,869,000	2.15%
Colorado	10,777,822	10,777,822	2.14%
Georgia	5,988,728	9,820,000	1.95%
Indiana	7,363,628	7,087,500	1.40%
Puerto Rico	8,797,954	5,029,913	1.00%
North Carolina	4,946,554	4,425,000	0.88%
Massachusetts	1,317,406	1,670,000	0.33%
Missouri	139,656	670,000	0.13%
Virginia	50,001	280,000	0.06%
Florida	242,304	110,000	0.02%
Utah	1,550,710	93,945	0.02%
	$502,743,649	$504,483,668	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2018:

	Cost	Fair Value	% of Total Investments at fair value
Services: Business	$60,784,467	$63,810,643	12.65%
Healthcare & Pharmaceuticals	58,682,811	54,785,327	10.86%
Consumer Goods: Durable	44,218,515	44,049,052	8.73%
Finance	34,208,412	41,910,000	8.30%
Software	37,427,547	38,026,250	7.54%
Media: Broadcasting & Subscription	38,137,844	37,733,004	7.48%
Retail	28,764,221	27,525,897	5.45%
Education	26,562,249	25,325,000	5.02%
High Tech Industries	21,094,192	21,094,192	4.18%
Beverage, Food, & Tobacco	20,709,134	18,213,945	3.61%
Services: Consumer	17,952,663	17,640,255	3.50%
Automotive	17,457,259	17,282,187	3.43%
Energy: Oil & Gas	14,312,328	15,542,102	3.08%
Consumer goods: non-durable	14,994,980	14,579,375	2.89%
Chemicals, Plastics, & Rubber	11,835,100	11,707,835	2.32%
Containers, Packaging, & Glass	11,437,711	10,869,000	2.15%
Construction & Building	10,374,827	10,280,000	2.04%
Utilities: Oil & Gas	9,853,435	9,853,435	1.95%
Capital Equipment	7,535,876	7,929,775	1.57%
Transportation: Cargo	6,808,345	6,841,739	1.36%
Insurance	5,425,301	5,460,000	1.08%
Hotel, Gaming, & Leisure	3,170,307	3,414,655	0.68%
Environmental Industries	946,124	330,000	0.07%
Services: Government	50,001	280,000	0.06%
	$502,743,649	$504,483,668	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2017:

	Cost	Fair Value	% of Total Investments
Software	$48,560,675	$48,997,850	13.18%
Healthcare & Pharmaceuticals	41,192,879	37,829,167	10.17%
High Tech Industries	36,058,477	35,460,000	9.54%
Finance	26,500,097	28,330,000	7.62%
Services: Business	23,386,714	25,749,999	6.93%
Capital Equipment	24,300,027	24,170,000	6.50%
Media: Broadcasting & Subscription	21,680,239	23,665,000	6.36%
Chemicals, Plastics, & Rubber	20,825,458	21,145,000	5.69%
Services: Consumer	17,862,616	18,070,000	4.86%
Construction & Building	17,913,413	17,980,000	4.84%
Education	17,197,396	17,335,526	4.66%
Consumer Goods: Durable	16,559,947	16,798,484	4.52%
Consumer goods: non-durable	13,250,000	13,250,000	3.56%
Retail	8,288,083	8,280,000	2.23%
Automotive	7,848,470	8,058,746	2.17%
Transportation: Cargo	6,785,894	6,840,000	1.84%
Energy: Oil & Gas	6,766,968	6,700,000	1.80%
Insurance	5,410,226	5,500,000	1.48%
Beverage, Food, & Tobacco	3,964,242	3,580,000	0.96%
Hotel, Gaming, & Leisure	3,284,942	3,420,000	0.92%
Environmental Industries	766,442	580,000	0.16%
Services: Government	50,001	100,000	0.03%
	$368,453,206	$371,839,772	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien debt	$292,004,982	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-1.03% to 2.59% (0.85%) -5.62% to 6.64% (1.64%) 4x to 22x (10x)(4)
Second lien debt	$149,661,220	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-0.00% to 2.66% (0.93%) -0.14% to 10.66% (1.70%) 2x to 17x (11x)(4)
Unsecured debt	$23,697,466	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.03% to 0.57% (-0.01%) -5.62% to 0.32% (-1.27%) 2x to 9x (3x)(4)
Equity investments	$39,120,000	Market approach(5)	Underwriting EBITDA Multiple	2x to 15x (10x)
Total Long Term Level 3 Investments	$504,483,668

(1)	Weighted average based on fair value as of December 31, 2018.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.03% (-103 basis points) to 2.59% (259 basis points). The average of all changes was 0.85%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$141,006,923	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-3.73% to 5.53% (-0.81%) -0.24% to 1.12% (0.54%) 11x to 13x (12x)(4)
Second lien debt	$178,432,850	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-2.52% to 4.78% (-0.58%) -0.28% to 1.01% (0.39%) 8x to 8x (8x)(4)
Unsecured debt	$27,430,000	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.67% to 3.93% (0.89%) 0.12% to 1.18% (0.52%) 1x to 14x (13x)(4)
Equity investments	$24,969,999	Market approach(5)	Underwriting multiple/ EBITDA Multiple	1x to 15x (9x)
Total Long Term Level 3 Investments	$371,839,772

(1)	Weighted average based on fair value as of December 31, 2017.
(2)	Including but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 6 — PORTFOLIO INVESTMENTS AND FAIR VALUE  – (continued)

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

As of December 31, 2018, the Company had $21,213,961 of unfunded commitments to provide debt financing to eleven existing portfolio companies. As of December 31, 2017 the Company had $8,686,667 of unfunded commitments to provide debt financing to four existing portfolio companies. As of December 31, 2018, the Company had sufficient liquidity to fund such unfunded loan commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Per Share Data:(1)
Net asset value at beginning of year/period	$13.81	$13.69	$13.19	$13.94	$14.54
Net investment income	1.42	1.21	1.39	1.33	1.34
Change in unrealized appreciation (depreciation)	(0.11)	—	1.49	(0.74)	(0.53)
Realized gain (loss)	0.35	0.31	(1.05)	0.03	0.04
Provision for taxes on realized gains	(0.02)	—	—	—	—
Benefit (Provision) for taxes on unrealized appreciation	—	—	0.03	(0.01)	(0.02)
Total from investment operations	1.64	1.52	1.86	0.61	0.83
Sales Load		(0.09)	—	—	(0.01)
Offering Costs		(0.02)	—	—	—
Stockholder distributions from:
Net investment income	(1.03)	(1.20)	(1.36)	(1.33)	(1.31)
Net realized capital gains	(0.33)	(0.16)	—	(0.03)	(0.12)
Other(2)(3)	—	0.07	—	—	0.01
Net asset value at the end of year/period	$14.09	$13.81	$13.69	$13.19	$13.94
Per share market value at end of year/period	$12.95	$13.14	$12.06	$9.64	$11.78
Total return based on market value(4)	8.68%	20.29%	42.83%	(7.76)%	(13.09)%
Weighted average shares outstanding at the end of period	15,953,571	14,870,981	12,479,959	12,479,961	12,281,178
Ratio/Supplemental Data:
Net assets at the end of year/period	$224,845,007	$220,247,242	$170,881,785	$164,651,104	$173,949,452
Weighted average net assets	$223,750,302	$195,211,550	$165,189,142	$173,453,813	$176,458,141
Annualized ratio of gross operating expenses to net assets(7)(8)	13.72%	11.10%	13.20%	11.16%	9.92%
Annualized ratio of net operating expenses to net assets(7)(8)	13.72%	11.10%	13.20%	10.78%	9.12%
Annualized ratio of interest expense and other fees to net assets(9)	5.51%	4.02%	4.84%	3.56%	3.01%
Annualized ratio of net investment income before fee waiver to net assets(7)(8)	10.09%	9.21%	10.71%	9.11%	8.40%
Annualized ratio of net investment income to net assets(7)(8)	10.09%	9.21%	10.71%	9.49%	9.19%
Portfolio Turnover(5)	32%	48%	16%	29%	19%
Notes Payable	$48,875,000	$48,875,000	$25,000,000	$25,000,000	$25,000,000
Credit Facility Payable	$99,550,000	$40,750,000	$116,000,000	$109,500,000	$106,500,000
SBA-guaranteed debentures	$150,000,000	$90,000,000	$65,000,000	$65,000,000	$16,250,000
Asset Coverage Ratio(6)	2.51x	3.46x	2.21x	2.22x	2.32x

(1)	Financial highlights are based on weighted average shares outstanding as of year/period ended.
(2)	The per share impact of the Company’s reinvestment of stockholder distributions has an impact to net assets of less than $0.01 per share during the applicable period.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

(4)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid, which are assumed to be reinvested. The total returns are not annualized.
(5)	Calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.
(6)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(7)	These ratios include the impact of the benefit (provision) for income taxes related to net unrealized loss (gain) on certain investments of $(67,953), $8,593, and $373,131 for the years ended December 31, 2018, 2017 and 2016 respectively, which are not reflected in net investment income, gross operating expenses or net operating expenses. The benefit (provision) for income taxes related to net realized loss or unrealized loss (gain) on investments at taxable subsidiaries to net assets for the years ended December 31, 2018, 2017 and 2016 is less than (.03)%, (0.01)% and (0.23)%, respectively.
(8)	Deferred offering costs of $261,761 for the year ended December 31, 2016 are not annualized.
(9)	Excludes debt extinguishment costs of $416,725 for the year ended December 31, 2017. Including these costs, this ratio would be 4.24%.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility, as amended on November 21, 2014 and August 31, 2016, provided for borrowings in an aggregate amount of $120,000,000 on a committed basis with an accordion feature that allowed the Company to increase the aggregate commitments up to $195,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. The Company terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018 and August 2, 2018, with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2018, the Company was in compliance with these covenants.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 9 — CREDIT FACILITY  – (continued)

As of December 31, 2018 and December 31, 2017, the outstanding balance under the Credit Facility was $99,550,000 and $40,750,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company had previously incurred total costs of $3,117,715 in connection with obtaining, amending, and maintaining the Original Facility. The Company has incurred costs of $1,510,018 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of December 31, 2018 and 2017, $1,312,773 and $1,417,521 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility as required by ASU No. 2015-3.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2018	December 31, 2017
Credit Facility payable	$99,550,000	$40,750,000
Prepaid loan structure fees	1,312,773	1,417,521
Credit facility payable, net of prepaid loan structure fees	$98,237,227	$39,332,479

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2018, 2017, and 2016:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$3,737,735	$2,247,048	$3,383,572
Loan fee amortization	415,179	416,612	471,501
Commitment fees on unused portion	387,601	311,174	66,787
Administration fees	40,972	39,282	52,335
Total interest and financing expenses	$4,581,487	$3,014,116	$3,974,195
Loss on extinguishment of debt	$—	$113,993	$—
Weighted average interest rate	4.7%	3.7%	3.2%
Effective interest rate (including fee amortization)	5.7%	5.0%	3.7%
Average debt outstanding	$79,818,493	$60,053,425	$106,601,093
Cash paid for interest and unused fees	$4,158,382	$2,476,340	$3,423,226

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of December 31, 2018 and 2017, the SBIC subsidiary had $75,000,000 and $67,500,000, respectively, in regulatory capital, as such term is defined by the SBA.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

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

On a stand-alone basis, the SBIC subsidiary held $225,525,663 and $161,992,327 in assets at December 31, 2018 and 2017, respectively, which accounted for approximately 42.9% and 40.4% of our total consolidated assets at December 31, 2018 and 2017, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of December 31, 2018 and 2017, the SBIC subsidiary had $150,000,000 and $90,000,000 of the SBA-guaranteed debentures outstanding, respectively. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of December 31, 2018:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate		SBA Annual Charge
October 14, 2014	March 1, 2025	$6,500,000	2.52%		0.36%
October 17, 2014	March 1, 2025	6,500,000	2.52%		0.36%
December 24, 2014	March 1, 2025	3,250,000	2.52%		0.36%
June 29, 2015	September 1, 2025	9,750,000	2.83%		0.36%
October 22, 2015	March 1, 2026	6,500,000	2.51%		0.36%
October 22, 2015	March 1, 2026	1,500,000	2.51%		0.74%
November 10, 2015	March 1, 2026	8,800,000	2.51%		0.74%
November 18, 2015	March 1, 2026	1,500,000	2.51%		0.74%
November 25, 2015	March 1, 2026	8,800,000	2.51%		0.74%
December 16, 2015	March 1, 2026	2,200,000	2.51%		0.74%
December 29, 2015	March 1, 2026	9,700,000	2.51%		0.74%
November 28, 2017	March 1, 2028	25,000,000	3.19%		0.22%
April 27, 2018	September 1, 2028	40,000,000	3.55%		0.22%
July 30, 2018	September 1, 2028	17,500,000	3.55%		0.22%
September 25, 2018	March 1, 2029	2,500,000	2.88	%(1)	0.22%
Total SBA-guaranteed debentures		$150,000,000

(1)	Debenture interest rate will be set as determined by the SBA when pooled on March 20, 2019

As of December 31, 2018 and 2017, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2018 and 2017, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 10 — SBA-GUARANTEED DEBENTURES  – (continued)

As of December 31, 2018, the Company has incurred $5,137,500 in financing costs related to the SBA-guaranteed debentures since receiving our license, which were recorded as prepaid loan fees. As of December 31, 2018 and 2017, $3,612,198 and $2,181,187 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3. See Note 1 for further discussion.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	December 31, 2018	December 31, 2017
SBA debentures payable	$150,000,000	$90,000,000
Prepaid loan fees	3,612,198	2,181,187
SBA Debentures, net of prepaid loan fees	$146,387,802	$87,818,813

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2018, 2017 and 2016:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$3,982,658	$2,067,308	$1,877,017
Debenture fee amortization	623,989	333,027	326,191
Total interest and financing expenses	$4,606,647	$2,400,335	$2,203,208
Weighted average interest rate	3.2%	3.1%	2.9%
Effective interest rate (including fee amortization)	3.7%	3.6%	3.4%
Average debt outstanding	$125,390,411	$67,328,767	$65,000,000
Cash paid for interest	$3,107,218	$2,019,095	$1,500,528

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 11 — NOTES  – (continued)

The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the years ended December 31, 2018, 2017, and 2016:

	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$—	$1,169,097	$1,625,000
Deferred financing costs	—	131,377	184,933
Administration fees	—	5,000	4,850
Total interest and financing expenses	$—	$1,305,474	$1,814,783
Loss on extinguishment of debt	$—	$302,732	$—
Cash paid for interest	$—	$1,376,736	$1,625,000

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

The Company used all of the net proceeds from the 2022 offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of December 31, 2018 and 2017, the aggregate carrying amount of all Notes was $48,875,000 and $25,000,000 and the fair value of the Notes was approximately $47,604,250 and $49,520,150, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1,688,961 of fees that are being amortized over the term of the 2022 Notes, of which $1,233,203 and $1,568,512 remained to be amortized as of December 31, 2018 and 2017, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2018, 2017, 2016.

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Interest expense	$2,810,312	$1,014,835	$—
Deferred financing costs	332,404	118,066	—
Administration fees	7,905	2,383	—
Total interest and financing expenses	$3,150,621	$1,135,284	$—
Cash paid for interest	$2,810,312	$889,932	$—

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 11 — NOTES  – (continued)

The following is a summary of the Notes Payable, net of deferred financing costs:

	December 31, 2018	December 31, 2017
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	1,233,203	1,568,512
Notes payable, net of deferred financing costs	$47,641,797	$47,306,488

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

NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the results of operations for the years ended December 31, 2018, 2017, and 2016. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2018
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$10,911,781	$12,619,657	$14,487,623	$15,247,277
Net Investment Income	$4,475,379	$4,727,236	$5,609,974	$7,823,948
Net Increase in Net Assets from Operations	$7,343,929	$7,603,246	$8,884,517	$2,362,886
Total Investment Income per share(1)	$0.68	$0.79	$0.91	$0.96
Net Investment Income per share(1)	$0.28	$0.30	$0.35	$0.49
Net Increase in Net Assets from Operations per share(1)	$0.46	$0.48	$0.56	$0.14

	2017
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$9,863,980	$10,394,365	$9,978,345	$9,411,503
Net Investment Income	$4,143,627	$4,938,459	$4,475,952	$4,412,722
Net Increase in Net Assets from Operations	$6,024,752	$6,044,766	$5,636,598	$4,907,141
Total Investment Income per share(1)	$0.79	$0.68	$0.64	$0.59
Net Investment Income per share(1)	$0.33	$0.32	$0.29	$0.28
Net Increase in Net Assets from Operations per share(1)	$0.48	$0.39	$0.36	$0.31

	2016
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$9,467,833	$9,623,169	$10,202,753	$10,196,442
Net Investment Income	$4,099,290	$3,945,102	$4,608,743	$4,659,066
Net Increase in Net Assets from operations	$2,523,849	$5,029,920	$9,927,466	$5,717,827
Total Investment Income per share(1)	$0.76	$0.77	$0.82	$0.82
Net Investment Income per share(1)	$0.33	$0.32	$0.37	$0.37
Net Increase in Net Assets from Operations per share(1)	$0.20	$0.41	$0.80	$0.45

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 13 — INCOME TAXES

As of December 31, 2018 and December 31, 2017, the Company had $8,572,366 and $394,559, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $700,000 and $723,753 for the periods ended December 31, 2018 and December 31, 2017, respectively. Undistributed qualified dividends were $31,504 and $0 for the years ended December 31, 2018 and 2017, respectively. The Company intends to distribute all of the undistributed ordinary income as of December 31, 2018 within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2018. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $316,092 and $27,717 of U.S. federal excise tax for the tax years ended December 31, 2018 and December 31, 2017, respectively, independent of prior year adjustments. See Note 1 for further discussion of tax expense in each year.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Ordinary income	$15,492,724	$17,823,305
Qualified dividends	250,000	1,500,000
Distributions of long-term capital gains(2)	5,947,826	1,000,000
Total distributions accrued or paid to common stockholders	$21,690,550	$20,323,305

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $5,947,826 as of December 31, 2018 differs from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain long-term capital gains were recognized in Taxable Subsidiaries. The qualified dividend amount in 2018 derived from qualified dividends received by the Company from a portfolio company. The qualified dividend amount in 2017 is derived from a long-term capital gain transaction and represents a cash distribution from the Taxable Subsidiary to the Company. Additional differences arise because certain prepayment gains are characterized differently for tax reporting purposes.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 13 — INCOME TAXES  – (continued)

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net increase in net assets resulting from operations (includes NII, realized gain/loss, unrealized gain/loss and taxes)	$26,194,578	$22,613,257	$23,199,062
Net change in unrealized appreciation (depreciation)	1,646,549	22,072	(18,603,401)
Income tax provision (benefit)	67,953	(8,593)	(373,131)
Pre-tax (income) expense, (gain) loss reported at Taxable Subsidiaries, not consolidated for tax purposes	416,203	(4,721,039)	13,451,549
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	1,524,556	1,835,779	583,041
Estimated taxable income	$29,849,839	$19,741,476	$18,257,120
Taxable income earned in prior year and carried forward for distribution in current year	(662,990)	(106,530)	(1,395,300)
Taxable income earned prior to period end and carried forward for distribution next period	(9,303,869)	(1,118,312)	(1,307,452)
Distribution payable as of period end and paid in following period	1,807,570	1,806,671	1,413,982
Total distributions accrued or paid to common stockholders	$21,690,550	$20,323,305	$16,968,350

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2018 and December 31, 2017 were as follows:

	2018	2017
Aggregate cost of portfolio securities for federal income tax purposes	$503,079,738	$368,453,206
Gross unrealized appreciation of portfolio company securities	18,423,224	10,263,285
Gross unrealized depreciation of portfolio company securities	(16,683,205)	(6,876,717)
Net unrealized appreciation of portfolio company securities	$1,740,019	$3,386,568

As of December 31, 2018, the Taxable Subsidiaries had generated unrealized losses in investments, net operating loss (“NOL”) carryovers and capital loss carryovers creating a net deferred tax asset equal to $1,282,487, as reflected below. As of December 31, 2018, for U.S. federal income tax purposes, the Taxable Subsidiaries had capital loss carryforwards totaling $7,189,833, which, if unused, will expire in the taxable year 2021. As of December 31, 2018, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards totaling $1,615,912 which, if unused, will expire during the tax years 2034 through 2037. Due to the nature of the Taxable Subsidiaries’ holdings, a valuation allowance was established when management determined it is more likely than not that some of the deferred tax assets will not be realized prior to expiration. Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of $1,350,441.

The deferred tax asset and deferred tax liability amounts, before valuation allowance, reflected below, take into account the reduction in corporate income tax rate from 35% to 21% as enacted by the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) as of the year ended December 31, 2017. Before the effect of Tax Reform,

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 13 — INCOME TAXES  – (continued)

the ending net deferred tax asset at December 31, 2017 would have been approximately $2,612,000, compared to the reflected ending net deferred tax asset of $1,567,062, before valuation allowance. Therefore the reduction in corporate tax rates had the effect of reducing the Taxable Subsidiaries’ net deferred tax asset by approximately $1,045,000 for the year ended December 31, 2017. This reduction also resulted in a reduction in the required valuation allowance in an equal amount, resulting in $0 net change in tax expense arising as a result of the Tax Reform rate reduction.

	2018	2017
Deferred Tax Asset	$2,930,694	$2,779,563
Deferred Tax Liability	(1,648,207)	(1,212,501)
Total Deferred Tax Asset before valuation allowance	$1,282,487	$1,567,062
Deferred tax valuation allowance	$(1,350,440)	$(1,567,062)
Net Deferred Tax Liability	$(67,953)	$—

In connection with the gain realized from the exit of its equity investment in Eating Recovery Center, LLC, the Company recorded an income tax provision on realized gains of $267,975 for the year ended December 31, 2018. No income tax provision was recorded on realized gains from the exit of equity investments for the years ended December 31, 2017 and 2016.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2015, 2016 and 2017 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

NOTE 14 — SUBSEQUENT EVENTS

Investment Portfolio

On January 4, 2019, the Company received full repayment on the first lien term loan of EOS Fitness OPCO Holdings, LLC for total proceeds of $3,064,655. The Company also received a distribution related to our equity of $126,190.

On January 7, 2019, the Company received $278,428 in full realization on the equity of OGS Holdings, Inc., resulting in a realized gain $228,427.

On February 4, 2019, the Company invested $8,500,000 in the first lien term loan of ASC Communications, LLC, an existing portfolio company.

On February 8, 2019, the Company invested $12,250,000 in the first lien term loan of Exacta Land Surveyors LLC, a provider of land surveys and field management services used to facilitate the purchasing, selling, and development of residential real estate in the U.S. Additionally, the Company committed $1,500,000 in the unfunded revolver, $4,000,000 million in the unfunded delayed draw term loan, and the Company invested $904,250 in the equity of the company.

On February 15, 2019, the Company received $52,562 in full realization on the equity of Glori Energy Production, LLC.

On February 28, 2019, the Company invested $1,428,571 in the first lien term loan of Convergence Technologies, Inc., an existing portfolio company. Additionally, we funded $5.4 million under the existing delayed draw term loan and an additional $54,614 in the equity of the company.

Credit Facility

The outstanding balance under the Credit Facility as of March 4, 2019 was $112,800,000.

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of March 4, 2019 was $150,000,000.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

NOTE 14 — SUBSEQUENT EVENTS  – (continued)

Dividend Declared

On January 11, 2019, the Company’s board of directors declared a regular monthly dividend for each of January, February and March 2019 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/11/2019	1/30/2019	1/31/2019	2/15/2019	$0.1133
1/11/2019	2/27/2019	2/28/2019	3/15/2019	$0.1133
1/11/2019	3/28/2019	3/29/2019	4/15/2019	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

STELLUS CAPITAL INVESTMENT CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2018
(dollars in thousands)

This schedule should be read in conjunction with Stellus’s consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

Company	Investment(1)	December 31, 2017 Fair Value	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credit to Income(2)	Gross Additions(3)	Gross Reductions(4)	December 31, 2018 Fair Value
Non-control Investments
Affiliate investments
Glori Energy Production Inc.	Class A Common Units	$990	$—	$60	$—	$—	$(1,000)	$50
Total Non-Control/Affiliate investments		$990	$—	$60	$—	$—	$(1,000)	$50

(1)	The principal amount and ownership detail for equity investments is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts from investments transferred from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include the movement of an existing portfolio company out of this category and into a different category. During the year ended December 31, 2018, all gross reductions on our affiliated investment were repayments of our investment.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

(c) Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm Grant Thornton, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth above under the heading “Reports of Independent Registered Public Accounting Firm” in Item 8.

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).
4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, date August 21, 2017, (Incorporated by reference on exhibit (d)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-216138), filed on August 23, 2017).
4.6	Form of Global Note with respect to the 5.75% Note due 2022 (Incorporated by reference to Exhibit 4.4).
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custody Agreement between Registrant and ZB, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 7, 2017).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.7	Form of Senior Secured Revolving Credit Agreement, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to the Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No 814-00971), filed on October 13, 2017).
10.8	Form of Guarantee and Security Agreement, the Registrant, ZB, N.A., dba Amegy Bank, as administrative agent, and ZB, N.A. dba Amegy Bank, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on October 13, 2017).
10.9	Consent and Waiver, dated March 28, 2018, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00971), filed on May 8, 2018).

10.10	First Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated August 2, 2018, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00971), filed on August 8, 2018).
14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organizations:
Stellus Capital SBIC, LP — Delaware
SCIC-SKP Blocker I, Inc. — Delaware
SCIC-ERC Blocker, Inc. — Delaware
SCIC-Consolidated Blocker 1, Inc. — Delaware
SCIC-CC Blocker 1, Inc. — Delaware
SCIC-APE Blocker 1, Inc. — Delaware
SCIC-Hollandar Blocker 1, Inc. — Delaware
SCIC — ICD Blocker 1, Inc. — Delaware
Stellus Capital SBIC GP, LLC
Stellus Capital SBIC II, LP
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

STELLUS CAPITAL INVESTMENT CORPORATION
Date: March 5, 2019	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 5, 2019	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 5, 2019	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 5, 2019	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 5, 2019	/s/ Joshua T. Davis Joshua T. Davis Director
Date: March 5, 2019	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 5, 2019	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 5, 2019	/s/ Paul Keglevic Paul Keglevic Director
Date: March 5, 2019	/s/ William C. Repko William C. Repko Director