Form 10-Q
period 2019-03-31
Stellus Capital Investment Corp
filed 2019-05-10
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SCM	New York Stock Exchange
5.75% Notes Due 2022	SCA	New York Stock Exchange

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 8, 2019 was 18,905,960

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $0 and $52,185, respectively)	$—	$50,000
Non-controlled, non-affiliated investments, at fair value (amortized cost of $520,096,508 and $502,691,464, respectively)	517,411,814	504,433,668
Cash and cash equivalents	23,843,646	17,467,146
Receivable for sales and repayments of investments	212,822	99,213
Interest receivable	3,317,929	3,788,684
Other receivables	61,551	85,246
Deferred offering costs	7,609	18,673
Prepaid expenses	346,519	344,621
Total Assets	$545,201,890	$526,287,251
LIABILITIES
Notes payable	$47,723,760	$47,641,797
Credit facility payable	74,861,034	98,237,227
SBA-guaranteed debentures	146,536,821	146,387,802
Dividends payable	2,119,145	1,807,570
Management fees payable	972,645	2,183,975
Income incentive fees payable	1,634,588	1,936,538
Capital gains incentive fees payable	1,242,795	81,038
Interest payable	866,559	1,863,566
Unearned revenue	394,746	410,593
Administrative services payable	442,132	392,191
Deferred tax liability	80,554	67,953
Income tax payable	51,034	316,092
Other accrued expenses and liabilities	476,833	115,902
Total Liabilities	$277,402,646	$301,442,244
Commitments and contingencies (Note 7)
Net Assets	$267,799,244	$224,845,007
NET ASSETS
Common stock, par value $0.001 per share (200,000,000 shares authorized; 18,703,810 and 15,953,810 issued and outstanding, respectively)	$18,704	$15,954
Paid-in capital	266,703,785	228,160,491
Distributable earnings	1,076,755	(3,331,438)
Net Assets	$267,799,244	$224,845,007
Total Liabilities and Net Assets	$545,201,890	$526,287,251
Net Asset Value Per Share	$14.32	$14.09

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
INVESTMENT INCOME
Interest income	$13,625,399	$10,730,748
Other income	209,530	181,033
Total Investment Income	$13,834,929	$10,911,781
OPERATING EXPENSES
Management fees	$2,222,645	$1,748,896
Valuation fees	107,322	134,410
Administrative services expenses	405,399	351,229
Income incentive fees	1,373,854	968,826
Capital gains incentive fees	1,161,757	—
Professional fees	344,340	469,138
Directors' fees	104,000	92,000
Insurance expense	85,697	85,697
Interest expense and other fees	3,674,787	2,464,980
Income tax expense	12,744	—
Other general and administrative expenses	8,725	121,226
Total Operating Expenses	$9,501,270	$6,436,402
Net Investment Income	$4,333,659	$4,475,379
Net realized gain on non-controlled, non-affiliated investments and cash equivalents	$10,246,098	$1,335,269
Net change in unrealized appreciation (depreciation) on non- controlled, non-affiliated investments and cash equivalents	$(4,426,898)	$1,466,614
Net change in unrealized appreciation on non- controlled, affiliated investments and cash equivalents	2,185	66,667
Provision for taxes on net unrealized gain on investments	$(12,601)	$-
Net Increase in Net Assets Resulting from Operations	$10,142,443	$7,343,929
Net Investment Income Per Share	$0.27	$0.28
Net Increase in Net Assets Resulting from Operations Per Share	$0.62	$0.46
Weighted Average Shares of Common Stock Outstanding	16,351,032	15,952,841
Distributions Per Share	$0.34	$0.34

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	three	three
	months ended	months ended
	March 31,	March 31,
	2019	2018
Increase in Net Assets Resulting from Operations
Net investment income	$4,333,659	$4,475,379
Net realized gain on investments and cash equivalents	10,246,098	1,335,269
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments and cash equivalents	(4,426,898)	1,466,614
Net change in unrealized appreciation on non-controlled, affiliated investments and cash equivalents	2,185	66,667
Provision for taxes on unrealized appreciation on investments	(12,601)	—
Net Increase in Net Assets Resulting from Operations	$10,142,443	$7,343,929
Stockholder distributions	$(5,734,250)	$(5,422,500)
Capital Share Transactions
Issuance of common stock	$39,682,500	$94,788
Sales load	(935,000)	—
Offering costs	(202,891)	—
Partial share transactions	1,435	(327)
Net Increase in Net Assets Resulting From Capital Share Transactions	$38,546,044	$94,461
Total Increase in Net Assets	$42,954,237	$2,015,890
Net Assets at Beginning of Period	$224,845,007	$220,247,242
Net Assets at End of Period	$267,799,244	$222,263,132

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	three	three
	months ended	months ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities
Net Increase in net assets resulting from operations	$10,142,443	$7,343,929
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(28,573,192)	(71,713,787)
Proceeds from sales and repayments of investments	21,794,726	15,618,134
Net change in unrealized depreciation (appreciation) on investments	4,424,713	(1,533,281)
Increase in investments due to PIK	(41,841)	(152,006)
Amortization of premium and accretion of discount, net	(400,064)	(343,739)
Deferred tax provision	12,601	—
Amortization of loan structure fees	123,807	66,223
Amortization of deferred financing costs	81,963	83,196
Amortization of loan fees on SBA-guaranteed debentures	149,019	100,668
Net realized gain on investments	(10,246,098)	(1,335,269)
Changes in other assets and liabilities
Decrease (increase) in interest receivable	470,755	(864,856)
Decrease (increase) in other receivable	23,695	(37,647)
Decrease (increase) in prepaid expenses	(1,898)	63,084
Increase in management fees payable	(1,211,330)	(46,226)
Increase (decrease) in incentive fees payable	(301,950)	793,088
Increase in capital gains incentive fees payable	1,161,757	—
Increase in administrative services payable	49,941	34,694
Decrease in interest payable	(997,007)	(337,193)
Increase (decrease) in unearned revenue	(15,847)	36,685
Decrease in income tax payable	(265,058)	—
Increase in other accrued expenses and liabilities	360,932	385,087
Net Cash Used in Operating Activities	$(3,257,933)	$(51,839,216)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$39,682,500	$—
Sales load for common stock issued	(935,000)	—
Offering costs paid for common stock	(191,827)	—
Stockholder distributions paid	(5,422,675)	(5,327,712)
Borrowings under Credit Facility	22,250,000	86,550,000
Repayments of Credit Facility	(45,750,000)	(9,000,000)
Partial share transactions	1,435	(327)
Net Cash Provided by Financing Activities	$9,634,433	$72,221,961
Net Increase in Cash and Cash Equivalents	$6,376,500	$20,382,745
Cash and cash equivalents balance at beginning of period	17,467,146	25,110,718
Cash and Cash Equivalents Balance at End of Period	$23,843,646	$45,493,463
Supplemental and Non-Cash Activities
Cash paid for interest expense	$4,317,004	$2,512,086
Excise tax paid	280,000	27,717
Shares issued pursuant to Dividend Reinvestment Plan	—	94,788
Increase in Distribution Payable	311,575	899
Decrease in deferred offering costs	(11,064)	—

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)(20)	Second Lien	3M L+10.50%	1.00%	13.11%		9/5/2014	3/5/2021	Chemicals, Plastics, & Rubber	$5,325,237	$5,300,968	$4,766,088	1.78%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	20,000	0.01%
Total											$5,675,968	$4,786,088	1.79%
Adams Publishing Group, LLC	(3)								Greenville, TN
Term Loan	(12)	First Lien	3M L+7.50%	1.00%	10.30%		8/3/2018	6/30/2023	Media: Broadcasting & Subscription	$6,782,783	6,722,539	6,613,213	2.47%
Advanced Barrier Extrusions, LLC	(8)								Rhinelander, WI
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.00%	8.36%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$11,371,500	11,169,373	10,916,640	4.08%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	210,000	0.08%
Total											$11,419,373	$11,126,640	4.16%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	945 shares	945	0	0.00%
Preferred Units	(4)	Equity								945 shares	945,179	280,000	0.10%
Total							10/30/2015				$946,124	$280,000	0.10%
APG Intermediate Sub 2 Corp.									Castle Rock, CO
Term Loan	(13)(22)	First Lien	1M L+6.00%	1.00%	9.80%		11/30/2018	11/30/2023	Services: Business	$10,000,000	9,786,446	9,800,000	3.66%
APG Holdings, LLC Class A Preferred Units	(4)	Equity					11/30/2018			1,000,000 units	1,000,000	1,000,000	0.37%
Total											$10,786,446	$10,800,000	4.03%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	1,280,000	0.48%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	3,770,000	1.41%
Total											$1,004,250	$5,050,000	1.89%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	1M L+6.25%	1.00%	8.75%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$4,753,086	4,719,928	4,719,928	1.76%
Term Loan	(12)	First Lien	1M L+6.25%	1.00%	8.75%		2/4/2019	6/29/2023		$8,080,247	7,982,475	7,982,475	2.98%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	120,642	610,000	0.23%
Total											$12,823,045	$13,312,403	4.97%
Beneplace Holdings, LLC									Austin TX
Preferred Units	(4)	Equity					3/27/2017		FIRE: Insurance	500,000 units	500,000	560,000	0.21%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

BFC Solmetex, LLC	(23)								Nashville, TN
Revolver	(12)(19)	First Lien	3M L+6.25%	1.00%	8.86%		4/2/2018	9/26/2023	Services: Business	$764,059	764,059	741,137	0.28%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.86%		4/2/2018	9/26/2023		$11,681,479	11,531,656	11,331,035	4.23%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.86%		4/2/2018	9/26/2023		$1,213,784	1,198,216	1,177,370	0.44%
Total											$13,493,931	$13,249,542	4.95%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	10.29%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,320,178	16,361,888	6.11%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	12/31/2019		$289,616	289,616	289,616	0.11%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,100,000	0.41%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	1,030,000	0.38%
Total											$18,547,055	$18,781,504	7.01%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	1M L+8.50%	0.50%	11.00%		12/31/2015	12/31/2020	Automotive	$98,746	97,946	98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.50%	0.50%	11.00%		12/31/2015	12/31/2020		$7,702,191	7,639,820	7,702,191	2.88%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/31/2015			149,828 shares	149,828	120,000	0.04%
Total											$7,887,594	$7,920,937	2.96%
Catapult Learning, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	11.28%		6/27/2018	4/24/2023	Education	$20,856,549	20,489,409	20,126,570	7.52%
Delayed Draw Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	11.32%		6/27/2018	4/24/2023		$1,143,451	1,143,451	1,103,430	0.41
Total											$21,632,860	$21,230,000	7.93%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	235,371	60,000	0.02%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	11.49%		10/27/2017	4/27/2025	Services: Business	$13,750,000	13,512,353	13,337,500	4.98%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	340,000	0.13%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	40,000	0.01%
Total											$14,012,354	$13,717,500	5.12%
Convergence Technologies, Inc.									Indianpolis, IN
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.75%	1.50%	9.36%		8/31/2018	8/30/2024	Services: Business	$7,107,143	6,975,814	6,975,814	2.60%
Term Loan	(12)	First Lien	3M L+6.75%	1.50%	9.36%		2/28/2019	8/30/2024		$1,428,571	1,400,339	1,400,339	0.52%
Delayed Draw Term Loan	(12)	First Lien	3M L+6.75%	1.50%	9.36%		8/31/2018	8/30/2024		$5,343,750	5,343,750	5,343,750	2.00%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			4,275 units	429,614	390,000	0.15%
Total											$14,149,517	$14,109,903	5.27%
Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	610,000	0.23%
Dream II Holdings, LLC									Boca Raton, FL
Class A Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	0	0.00%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(12)	First Lien	1M L+7.50%	1.50%	10.00%		4/13/2018	4/13/2023	Energy: Oil & Gas	$11,991,941	11,790,639	11,931,981	4.46%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	572,768	1,490,000	0.56%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	723,684	1,380,000	0.52%
Total											$13,087,091	$14,801,981	5.54%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

Empirix Inc.									Billerica, MA
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	1,040,000	0.39%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	10,000	0.00%
Total											$1,317,406	$1,050,000	0.39%
Energy Labs Inc.									Houston, TX
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	570,000	0.21%
Exacta Land Surveyors, LLC	(14)(25)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.50%	8.36%		2/8/2019	2/8/2024	Services: Business	$12,250,000	12,011,605	12,011,605	4.49%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity					2/8/2019			904,250 shares	904,250	904,250	0.34%
Total											$12,915,855	$12,915,855	4.83%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	330,000	0.12%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	0	10,000	0.00%
Total											$0	$340,000	0.12
Fast Growing Tree, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	3M L+7.75%	1.00%	10.36%		2/5/2018	02/05/23	Retail	$20,120,000	19,795,636	19,415,800	7.25%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	890,000	0.33%
Total											$20,795,636	$20,305,800	7.58%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	3M L+8.00%	0.50%	10.61%		6/10/2016	6/10/2021	Consumer Goods: Durable	$14,922,485	14,741,372	14,549,423	5.43%
Revolver	(12)	First Lien	3M L+8.00%	0.50%	10.61%		12/17/2018	6/10/2021		$2,500,000	2,500,000	2,437,500	0.91%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	6/10/2016	2/3/2021		$147,231	147,231	131,772	0.05%
Furniture Factory Ultimate Holdings, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	0	0.00%
Total											$17,483,172	$17,118,695	6.39%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	12.85%		2/6/2015	1/30/2022	Education	$5,000,000	4,950,253	4,450,000	1.66%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(12)	Second Lien	3M L+9.00%	1.50%	11.61%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,421,740	4,252,500	1.59%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	10.88%		6/29/2018	6/29/2023	Beverage, Food, & Tobacco	$18,500,000	18,173,242	17,667,500	6.60%
HV GS Acquisition, LLC Class A Preferred Units	(4)	Equity					6/29/2018			1,000 shares	1,000,000	760,000	0.28%
HV GS Acquisition, LLC Class B Common Units	(4)	Equity					6/29/2018			28,125 shares	0	0	0.00%
Total											$19,173,242	$18,427,500	6.88%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(12)	First Lien	3M L+7.00%	1.50%	9.75%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,626,860	4,626,860	4,071,637	1.52%
Term Loan	(15)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	904,095	0.34%
Total											$8,736,384	$4,975,732	1.86%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)	Second Lien	3M L+9.00%	1.00%	11.61%		1/2/2018	7/1/2024	Finance	$10,000,000	9,828,760	10,000,000	3.73%
ICD Holdings, LLC, Class A Preferred	(4)(5)	Equity					1/2/2018			9,962 shares	496,405	880,000	0.33%
Total											$10,325,165	$10,880,000	4.06%
J.R. Watkins, LLC									San Francisco, CA
Revolver	(12)	First Lien	3M L+6.50%	1.25%	9.11%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$1,750,000	1,750,000	1,697,500	0.63%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.25%	9.11%		12/22/2017	12/22/2022		$12,343,750	12,149,440	11,973,438	4.47%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,076 shares	1,075,758	1,100,000	0.41%
Total											$14,975,198	$14,770,938	5.51%
Jurassic Intermediate Holdings Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	8.19%		12/28/2018	11/15/2024	Consumer Goods: Durable	$17,456,250	17,203,751	17,194,406	6.42
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.00%	10.78%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,585,916	9,506,250	3.55%
Keais Records Service, LLC									Houston, TX
Keais Holdings, LLC Class A Units	(4)	Equity					12/22/2016		Services: Business	148,335 units	735,198	910,000	0.34%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,431,895	9,314,831	9,007,460	3.36%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	1M L+8.25%	1.25%	10.75%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,814,294	6,841,739	2.55%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	10.50%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,698,998	4,671,411	4,698,998	1.75%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	50,000	0.02%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	420,000	0.16%
Total											$5,171,411	$5,168,998	1.93%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	12.11%		10/16/2017	4/16/2024	Software	$14,750,000	14,499,743	14,307,500	5.34%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	3M L+10.25%	0.75%	12.86%		11/1/2016	5/1/2022	Software	$21,500,000	21,184,523	21,500,000	8.03%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	455,385	1,050,000	0.39%
Total											$21,639,908	$22,550,000	8.42%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,882,830	9,800,000	3.66%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	390,000	0.15%
Total											$10,382,830	$10,190,000	3.81%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

NGS US Finco, LLC									Bradford, PA
Term Loan (SBIC)	(2)(12)	Second Lien	1M L+8.50%	1.00%	11.00%		10/4/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,856,955	9,400,000	3.51%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(12)	First Lien	3M L+6.00%	1.00%	8.61%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$15,461,250	15,173,200	14,842,800	5.54%
Functional Aggregator, LLC Common Units	(4)	Equity					11/15/2018			12,500 shares	1,250,000	1,370,000	0.51%
Total											$16,423,200	$16,212,800	6.05%
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common LP Units	(4)	Equity					3/29/2019		Finance	750,000 shares	0	750,000	0.28%
Premiere Digital Services, Inc.	(10)								Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	9.39%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$8,250,000	8,028,817	7,796,250	2.91%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	9.39%		10/18/2018	10/18/2023		$2,428,772	2,363,657	2,295,190	0.86%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	50,000	0.02%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	450,000	470,000	0.18%
Total											$10,892,474	$10,611,440	3.97%
Price for Profit, LLC	(17)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	9.11%		1/31/2018	1/31/2023	Services: Business	$8,818,907	8,677,641	8,818,907	3.29%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	1,490,000	0.56%
Total											$9,427,641	$10,308,907	3.85%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	3M L+7.75%	1.00%	10.38%	0.00%	8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,744,354	17,710,053	6.61%
Refac Optical Group, et al									Blackwood, NJ
Revolver	(9)(11)(12)	First Lien	1M L+8.00%		0.00%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.33%
Term A Loan	(9)(12)	First Lien	1M L+8.00%		0.00%		11/7/2012	9/30/2018		$472,968	472,968	472,968	0.18%
Term B Loan	(6)(9)(12)	First Lien	1M L+10.75%		0.00%	0.00%	11/7/2012	9/30/2018		$6,539,666	6,539,666	5,787,604	2.16%
Total											$7,892,634	$7,140,572	2.67
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2020	Finance	$17,500,000	17,500,000	17,325,000	6.47%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	1,110,000	0.41%
Total											$18,662,544	$18,435,000	6.88%
Specified Air Solutions, LLC									Buffalo, NY
Class A Common Units	(4)	Equity					6/30/2017		Construction & Building	3,846 shares	0	250,000	0.09%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50	1.00%	9.10%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,807,500	14,745,536	14,585,388	5.45%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	450,000	0.17%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	50,000	0.02%
Total											$14,964,022	$15,085,388	5.64%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	10.11%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,119,990	21,110,107	7.88%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,289,917	6,289,404	2.35%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	560,000	0.21%
Total											$6,789,917	$6,849,404	2.56%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets

TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	13.36%		10/21/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,798,877	5,875,000	2.19%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	340,000	0.13%
Total											$6,030,398	$6,215,000	2.32%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
Term Loan	(5)(12)	Second Lien	1M L+10.50%	1.00%	12.99%		6/8/2015	6/8/2020	Finance	$4,500,000	4,487,033	4,500,000	1.68%
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015			441 units	441,000	550,000	0.21%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			50 Units	50,000	60,000	0.02
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,000	0.00%
Total											$4,987,033	$5,120,000	1.91%
VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	11.86%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,908,233	8,865,000	3.31%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	520,000	0.19%
Total											$9,408,233	$9,385,000	3.50%
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)(20)	Unsecured	3M L+11.00%	1.00%	0.00%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,239,020	0	0.00%
Delayed Draw Term Loan	(12)(21)	First Lien	P+7.5%	2.00%	0.00%		8/27/2018	6/30/2021		$253,906	253,906	85,059	0.03%
Wise Parent Company, LLC Membership Units	(4)	Equity					8/27/2018			1 units	58,594	0	0.00%
Total											$1,551,520	$85,059	0.03%

Total Non-controlled, non-affiliated investments											520,096,508	517,411,814	193.21%
Net Investments											520,096,508	517,411,814	193.21%
LIABILITIES IN EXCESS OF OTHER ASSETS												(249,612,570)	(93.21)%
NET ASSETS												267,799,244	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investments held by the SBIC subsidiary, which include $9,652,005 of cash and $217,381,091 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility, as defined in Note 9, are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC Subsidiary.

(3)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $865,385, with an interest rate of LIBOR plus 7.50% and a maturity of June 30, 2023. This investment is accruing an unused commitment fee of 0.375% per annum.

(4)	Security is non-income producing.

(5)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 88% of the Company’s total assets as of March 31, 2019.

(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2019

(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of August 8, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(9)	Investment has been on non-accrual since November 30, 2018.
(10)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,669,681 with an interest rate of LIBOR plus 5.50% and a maturity of October 18, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is not accruing an unused commitment fee.
(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(15)	Investment has been on non-accrual since October 31, 2017.
(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 6.50% and a maturity of January 31, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $764,059, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(20)	Investment has been on non-accrual since March 29, 2018.
(21)	Investment has been on non-accrual since October 31, 2018.
(22)	This loan is a unitranche investment.
(23)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,662,592, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is not accruing an unused commitment fee.
(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(25)	Excluded from the investment is an undrawn delayed draw term commitment in an amount not to exceed $4,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

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
March 31, 2019
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

As of March 31, 2019, the Company had issued a total of 18,703,810 shares and raised $275,426,915 in gross proceeds since Inception, incurring $8,704,427 in offering expenses and sales load fees for net proceeds from offerings of $266,722,489. The Company’s shares are currently listed on the New York Stock Exchange under the symbol ‘‘SCM’’. See Note 4 for further details.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiary’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. SBA regulations currently limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of both March 31, 2019 and December 31, 2018, the SBIC subsidiary had $75,000,000 in regulatory capital. As of both March 31, 2019 and December 31, 2018, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. See footnote 2 of the Consolidated Schedule of Investments for additional information regarding the treatment of SBIC investments with respect to the Credit Facility.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

As a BDC, we are required to comply with certain regulatory requirements. Prior to June 28, 2018, we were only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, was equal to at least 200% after giving effect to such leverage. On March 23, 2018, the Small Business Credit Availability Act (the ‘‘SBCAA’’) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the Company’s board of directors (the ‘‘Board’’), including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2019, our asset coverage ratio was 314%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2019 and March 31, 2018 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Cash and Cash Equivalents

At March 31, 2019, cash balances totaling $60,759 did not exceed FDIC insurance protection levels of $250,000. In addition, at March 31, 2019, the Company held $23,782,887 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.

Fair Value Measurements

We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (‘‘ASC Topic 820’’). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBA-guaranteed debentures approximate fair value because the interest rates adjusts to the market interest rates (Level 3 input). The carrying value of our 2022 Notes (as defined in Note 11) is based on the closing price of the security (Level 2 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, notes and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statement of Assets and Liabilities.

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. During the quarter ended March 31, 2019, we recognized $202,891 of offering costs related to a secondary offering that occurred in March 2019. At March 31, 2019 $7,609 remained as deferred offering costs related to an offering that has not yet occurred. During the year ended December 31, 2018, the company incurred $18,673 of costs related to the preparation of a registration statement, which were capitalized as the offering had not yet occurred. See Note 4 and Note 12 for further discussion.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

A presentation of the interest income we have received from portfolio companies for the quarters ended March 31, 2019 and 2018 is as follows:

	For the three months ended
	March 31,	March 31,
	2019	2018
Loan interest	$13,026,193	$10,101,887
PIK income	41,841	152,005
Fee amortization income(1)	445,910	357,054
Fee income acceleration(2)	111,455	119,802
Total Interest Income	$13,625,399	$10,730,748

(1)	Includes amortization of upfront fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon realization.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Management considers portfolio specific circumstances as well as other economic factors in determining collectability. As of March 31, 2019, we had three loans on non-accrual status, which represented approximately 2.7% of our loan portfolio at cost and 1.7% at fair value. As of December 31, 2018, we had four loans on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value. As of March 31, 2019 and December 31, 2018, approximately $1,866,828 and $1,856,272 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we remove it from non-accrual status.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and to operate in a manner so as to qualify annually for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Income tax expense of $12,744 for the three months ended March 31, 2019 is related to state and excise taxes. Included in other general and administrative expense for the three months ended March 31, 2018 is a refund of $37,648 related to excise taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of March 31, 2019 and December 31, 2018, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2019 and 2018 were de minimis.

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
March 31, 2019
(Unaudited)

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

For the three months ended March 31, 2019 and 2018, the Company recorded deferred income tax provision of $12,601 and $0, respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2019 and December 31, 2018, the Company had a deferred tax liability of $80,554 and $67,953, respectively.

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

Securities Exchange Commission (“SEC”) Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532 (the “Rule”), Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, outdated or superseded. The Rule is intended to facilitate the disclosure of information to investors and simplify compliance. The Company has adopted the Rule. The Rule included amendments to Regulation S-X (the “Amendments”), including revisions to Rule 6-04.17 under Regulation S-X to remove the requirement to separately state the book basis components of net assets on the Consolidated Statement of Assets and Liabilities: undistributed (over distribution of) net investment income, accumulated undistributed net realized gains (losses), and net unrealized appreciation (depreciation). Instead, consistent with U.S. GAAP, funds are required to disclose total distributable earnings. Additionally, the Amendments remove the requirement to separately state the source of distributions paid and the requirement to parenthetically state the book basis amount of undistributed (over distribution of) net investment income on the Consolidated Statement of Changes in Net Assets. The Company’s Consolidated Statement of Assets and Liabilities and Consolidated Statement of Changes in Net Assets for the current and comparative reporting periods have been modified to conform to the rule.

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

For the three months ended March 31, 2019 and 2018, the Company recorded an expense for base management fees of $2,222,645 and $1,748,896, respectively. As of March 31, 2019 and December 31, 2018, $972,645 and $2,183,975, respectively, were payable to Stellus Capital.

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
March 31, 2019
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

For the three months ended March 31, 2019 and March 31, 2018, the Company incurred $1,373,854 and $968,826, respectively, of Investment Income Incentive Fees. As of March 31, 2019 and December 31, 2018, $1,634,588 and $1,936,538, respectively, of such incentive fees were payable to the Advisor, of which $1,399,232 and $1,675,804, respectively, are currently payable (as explained below). As of March 31, 2019 and December 31, 2018, $235,356 and $260,734, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement (the “Capital Gains Incentive Fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2019 and 2018, the Company accrued $1,161,757 and $0, respectively, related to the Capital Gains Incentive Fee. As of March 31, 2019 and December 31, 2018, $1,242,795 and $81,038, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor, as they are deferred pursuant to the investment advisory agreement.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended
	March 31
	2019	2018
Investment Income Incentive Fees Incurred	$1,373,854	$968,826
Capital Gains Incentive Fee Accrued	1,161,757	—
Incentive Fee Expense	$2,535,611	$968,826

	March 31,	December 31,
	2019	2018
Investment Income Incentive Fee Currently Payable	$1,399,232	$1,675,804
Investment Income Incentive Fee Deferred	235,356	260,734
Capital Gains Incentive Fee Deferred	1,242,795	81,038
Incentive Fee Payable	$2,877,383	$2,017,576

Director Fees

For the three months ended March 31, 2019 and 2018, the Company recorded an expense relating to director fees of $104,000 and $92,000. As of both March 31, 2019 and December 31, 2018, no director fees were payable to the Company’s directors.

Co-Investment Pursuant to SEC Order

On October 23, 2013, the Company received an exemptive order (the “Prior Order”) from the SEC to co-invest with private funds managed by Stellus Capital Management where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, the Company received a new exemptive order (the “Order”) that supersedes the Prior Order and permits the Company greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company co-invests, subject to the conditions in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to the Company’s investment strategy, and the Company may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both March 31, 2019 and December 31, 2018, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

License Agreement

The Company has entered into a license agreement with Stellus Capital pursuant to which Stellus Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, the Company has a right to use the “Stellus Capital” name for so long as Stellus Capital or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as the investment advisory agreement with Stellus Capital is in effect.

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

For the three months ended March 31, 2019 and 2018, the Company recorded expenses of $360,144 and $313,833 respectively, relating to the administration agreement. As of March 31, 2019 and December 31, 2018, $360,144 and $323,188, respectively, remained payable to Stellus Capital under the administration agreement.

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
March 31, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
Fiscal 2018
January 11, 2018	January 31, 2018	February 15, 2018	$0.1133
January 11, 2018	February 28, 2018	March 15, 2018	$0.1133
January 11, 2018	March 29, 2018	April 13, 2018	$0.1133
April 16, 2018	April 30, 2018	May 15, 2018	$0.1133
April 16, 2018	May 31, 2018	June 15, 2018	$0.1133
April 16, 2018	June 29, 2018	July 13, 2018	$0.1133
July 12, 2018	July 31, 2018	August 15, 2018	$0.1133
July 12, 2018	August 31, 2018	September 14, 2018	$0.1133
July 12, 2018	September 28, 2018	October 15, 2018	$0.1133
October 16, 2018	October 31, 2018	November 15, 2018	$0.1133
October 16, 2018	November 29, 2018	December 14, 2018	$0.1133
October 16, 2018	December 31, 2018	January 15, 2019	$0.1133
Fiscal 2019
January 11, 2019	January 31, 2019	February 15, 2019	$0.1133
January 11, 2019	February 28, 2019	March 15, 2019	$0.1133
January 11, 2019	March 29, 2019	April 15, 2019	$0.1133
Total			$8.7441

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) pursuant to which a stockholder whose shares are held in his own name will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless it elects to receive distributions in cash. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker of the nominee permits participation in our DRIP.

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued no shares through the DRIP during the three months ended March 31, 2019. The Company issued 7,931 shares in connection with the DRIP during the three months ended March 31, 2018.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds (1)(2)	fees	Expenses	Proceeds	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	11.85
Quarter ended March 31, 2019	2,750,000	39,683,935	935,000	202,891	38,546,044	14.43
Total	18,703,810	$275,426,915	$7,329,110	$1,375,316	$266,722,489

(1)	Net of partial share transactions. Such share redemptions impacted gross proceeds by $1,435, $(1,051), $(142), $(31) and $(29) in 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $94,788 during the year ended December 31, 2018, $0 for the years ended 2017, 2016 and 2015, and $398,505, $930,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

The Company issued 0 and 7,931 shares, respectively, of common stock through the DRIP for the three months ended March 31, 2019 and the year ended December 31, 2018.

The Company issued 2,750,000 shares in a secondary offering on March 15, 2019. Gross proceeds resulting from the secondary offering totaled $39,682,500 and underwriting and other expenses totaled $1,137,891. The per share offering price for the secondary offering was $14.43. See Note 12 for a discussion on the underwriters’ exercise of their overallotment option subsequent to March 31, 2019.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net increase in net assets resulting from operations	$10,142,443	$7,343,929
Weighted average common shares	16,351,032	15,952,841
Basic and diluted earnings per common share	$0.62	$0.46

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
March 31, 2019
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

At March 31, 2019, the Company had investments in 55 portfolio companies. The total fair value and cost of the investments were $517,411,814 and $520,096,508, respectively. The composition of our investments as of March 31, 2019 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$320,540,652	$316,224,837
Senior Secured – Second Lien	150,615,271	145,516,935
Unsecured Debt	25,465,784	24,035,792
Equity	23,474,801	31,634,250
Total Investments	$520,096,508	$517,411,814

(1) Includes unitranche investments, which account for 20.2% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

At December 31, 2018, the Company had investments in 57 portfolio companies. The total cost and fair value of the investments were $502,743,649 and $504,483,668 respectively. The composition of our investments as of December 31, 2018 was as follows:

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2019 and December 31, 2018, the Company had eleven and eleven such investments with aggregate unfunded commitments of $20,898,383 and $21,213,962, respectively. The Company maintains sufficient liquidity to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2019 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$316,224,837	$316,224,837
Senior Secured – Second Lien	—	—	145,516,935	145,516,935
Unsecured Debt	—	—	24,035,792	24,035,792
Equity	—	—	31,634,250	31,634,250
Total Investments	$—	$—	$517,411,814	$517,411,814

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2019 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$292,004,982	$149,661,220	$23,697,466	$39,120,000	$504,483,668
Purchases of investments	27,614,328	—	—	958,864	28,573,192
Payment-in-kind interest	—	22,685	19,156	—	41,841
Sales and Redemptions	(5,289,617)	(4,929,347)	—	(11,689,372)	(21,908,336)
Realized Gains	—	—	—	10,246,098	10,246,098
Change in unrealized appreciation (depreciation) included in earnings	1,644,791	623,056	308,780	(7,001,340)	(4,424,713)
Amortization of premium and accretion of discount, net	250,353	139,321	10,390	—	400,064
Fair value at end of period	$316,224,837	$145,516,935	$24,035,792	$31,634,250	$517,411,814

There were no Level 3 transfers during the three months ended March 31, 2019.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2018 are as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2019:

			% of Total
	Cost	Fair Value	Investments
Texas	$95,355,705	$93,793,005	18.13%
California	86,591,903	86,746,128	16.76%
Ohio	49,121,053	49,102,562	9.49%
New Jersey	43,537,848	42,088,073	8.13%
Illinois	25,910,136	28,864,384	5.58%
Canada	27,934,284	27,951,845	5.40%
New York	20,370,804	20,564,386	3.97%
South Carolina	20,795,636	20,305,800	3.92%
Tennessee	20,216,470	19,862,755	3.84%
Arizona	18,547,055	19,121,504	3.70%
Pennsylvania	17,744,549	17,320,937	3.35%
Maryland	17,203,751	17,194,406	3.32%
Arkansas	17,483,172	17,118,695	3.31%
Indiana	14,149,517	14,109,903	2.73%
Wisconsin	11,419,373	11,126,640	2.15%
Colorado	10,786,446	10,800,000	2.09%
Georgia	5,991,283	10,170,000	1.97%
Puerto Rico	8,736,384	4,975,732	0.96%
North Carolina	4,950,253	4,450,000	0.86%
Massachusetts	1,317,406	1,050,000	0.20%
Missouri	139,656	610,000	0.12%
Utah	1,551,520	85,059	0.02%
Florida	242,304	-	-%
	$520,096,508	$517,411,814	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2018:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	100,229,354	97,474,226	19.32%
California	86,550,134	85,880,918	17.03%
New Jersey	43,513,698	41,473,072	8.22%
Ohio	36,209,514	36,273,224	7.19%
Illinois	19,941,053	29,880,018	5.92%
Canada	27,902,537	27,935,931	5.54%
Arizona	21,682,522	21,603,741	4.28%
South Carolina	20,871,587	20,385,325	4.04%
New York	20,446,690	20,287,086	4.02%
Tennessee	20,117,218	19,381,134	3.84%
Arkansas	17,696,537	18,013,941	3.57%
Pennsylvania	17,732,831	17,824,372	3.53%
Maryland	17,237,500	17,237,500	3.42%
Wisconsin	11,437,711	10,869,000	2.15%
Colorado	10,777,822	10,777,822	2.14%
Georgia	5,988,728	9,820,000	1.95%
Indiana	7,363,628	7,087,500	1.40%
Puerto Rico	8,797,954	5,029,913	1.00%
North Carolina	4,946,554	4,425,000	0.88%
Massachusetts	1,317,406	1,670,000	0.33%
Missouri	139,656	670,000	0.13%
Virginia	50,001	280,000	0.06%
Florida	242,304	110,000	0.02%
Utah	1,550,710	93,945	0.02%
	$502,743,649	$504,483,668	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2019:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$80,946,932	$85,314,207	16.49%
Healthcare & Pharmaceuticals	65,937,917	62,667,439	12.11%
Consumer Goods: Durable	44,001,754	43,320,561	8.37%
Software	37,457,057	37,907,500	7.35%
Media: Broadcasting & Subscription	37,750,446	37,479,039	7.24%
Finance	34,210,113	35,245,000	6.81%
Retail	28,688,270	27,446,373	5.30%
Education	26,583,113	25,680,000	4.96%
High Tech Industries	21,119,990	21,110,106	4.08%
Beverage, Food, & Tobacco	20,724,762	18,512,559	3.58%
Services: Consumer	17,986,658	17,710,053	3.42%
Automotive	17,473,510	17,427,187	3.37%
Energy: Oil & Gas	13,685,273	15,371,981	2.97%
Consumer goods: non-durable	14,975,198	14,770,938	2.85%
Chemicals, Plastics, & Rubber	11,846,022	11,611,088	2.24%
Containers, Packaging, & Glass	11,419,373	11,126,640	2.15%
Construction & Building	10,382,830	10,440,000	2.02%
Utilities: Oil & Gas	9,856,955	9,400,000	1.82%
Capital Equipment	6,789,917	6,849,404	1.32%
Transportation: Cargo	6,814,294	6,841,739	1.32%
Insurance	500,000	560,000	0.11%
Hotel, Gaming, & Leisure	-	340,000	0.07%
Environmental Industries	946,124	280,000	0.05%
	$520,096,508	$517,411,814	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$60,784,467	$63,810,643	12.65%
Healthcare & Pharmaceuticals	58,682,811	54,785,327	10.86%
Consumer Goods: Durable	44,218,515	44,049,052	8.73%
Finance	34,208,412	41,910,000	8.30%
Software	37,427,547	38,026,250	7.54%
Media: Broadcasting & Subscription	38,137,844	37,733,004	7.48%
Retail	28,764,221	27,525,897	5.45%
Education	26,562,249	25,325,000	5.02%
High Tech Industries	21,094,192	21,094,192	4.18%
Beverage, Food, & Tobacco	20,709,134	18,213,945	3.61%
Services: Consumer	17,952,663	17,640,255	3.50%
Automotive	17,457,259	17,282,187	3.43%
Energy: Oil & Gas	14,312,328	15,542,102	3.08%
Consumer goods: non-durable	14,994,980	14,579,375	2.89%
Chemicals, Plastics, & Rubber	11,835,100	11,707,835	2.32%
Containers, Packaging, & Glass	11,437,711	10,869,000	2.15%
Construction & Building	10,374,827	10,280,000	2.04%
Utilities: Oil & Gas	9,853,435	9,853,435	1.95%
Capital Equipment	7,535,876	7,929,775	1.57%
Transportation: Cargo	6,808,345	6,841,739	1.36%
Insurance	5,425,301	5,460,000	1.08%
Hotel, Gaming, & Leisure	3,170,307	3,414,655	0.68%
Environmental Industries	946,124	330,000	0.07%
Services: Government	50,001	280,000	0.06%
	$502,743,649	504,483,668	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2019:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-0.67 to -0.06% (-0.47%)
		Income/Market	Risk free rates	-0.76% to -0.26% (-0.31%)
First lien debt	$316,224,837	approach (2)	Market multiples	4x to 22x (10x)(4)

			HY credit spreads,	-0.65% to -0.06% (-0.37%)
		Income/Market	Risk free rates	-0.33% to -0.27% (-0.29%)
Second lien debt	$145,516,935	approach (2)	Market multiples	2x to 18x (11x)(4)

			HY credit spreads,	-0.46% to -0.46% (-0.46%)
		Income/Market	Risk free rates	-0.29% to -0.18% (-0.23%)
Unsecured debt	$24,035,792	approach (2)	Market multiples	1x to 9x (3x)(4)

			Underwriting multiple/
Equity investments	$31,634,250	Market approach (5)	EBITDA Multiple	1x to 12x (9x)
Total Long Term Level 3
Investments	$517,411,814

(1)	Weighted average based on fair value as of March 31, 2019.
(2)	Included but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -0.67% (-67 basis points) to -0.06% (-6 basis points). The average of all changes was -0.47% (-47 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2018:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-1.03% to 2.59% (0.85%)
		Income/Market	Risk free rates	-5.62% to 6.64% (1.64%)
First lien debt	$292,004,982	approach (2)	Market multiples	4x to 22x (10x)(4)

			HY credit spreads,	-0.00% to 2.66% (0.93%)
		Income/Market	Risk free rates	-0.14% to 10.66% (1.70%)
Second lien debt	$149,661,220	approach (2)	Market multiples	2x to 17x (11x)(4)

			HY credit spreads,	-1.03% to 0.57% (-0.01%)
		Income/Market	Risk free rates	-5.62% to 0.32% (-1.27%)
Unsecured debt	$23,697,466	approach (2)	Market multiples	2x to 9x (3x)(4)

			Underwriting multiple/
Equity investments	$39,120,000	Market approach (5)	EBITDA Multiple	2x to 15x (10x)
Total Long Term Level 3 Investments	$504,483,668

(1)	Weighted average based on fair value as of December 31, 2018.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.03% (-103 basis points) to 2.59% (259 basis points). The average of all changes was 0.85%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

As of March 31, 2019, the Company had $20,898,383 of unfunded commitments to provide debt financing to eleven existing portfolio companies. As of December 31, 2018, the Company had $21,213,961 of unfunded commitments to provide debt to eleven existing portfolio companies. As of March 31, 2019, the Company had sufficient liquidity to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the three months ended March 31, 2019 (unaudited)	For the three months ended March 31, 2018 (unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$14.09	$13.81
Net investment income	0.27	0.28
Change in unrealized appreciation (depreciation)	(0.26)	0.10
Net realized gain	0.63	0.08
Total from investment operations	$0.64	$0.46

Sales Load	(0.06)	—
Offering Cost	(0.01)	—
Stockholder distributions from:
Net investment income	(0.34)	(0.34)
Net asset value at end of period	$14.32	$13.93

Per share market value at end of period	$14.15	$11.51
Total return based on market value(2)	12.7%	(10.6)%
Weighted average shares outstanding	16,351,032	15,952,841

	For the three months ended March 31, 2019 (unaudited)		For the three months ended March 31, 2018 (unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$267,799,244		$222,263,132
Weighted Average net assets	$225,322,276		$220,269,641
Annualized ratio of gross operating expenses to net assets(5)	17.11%		11.85%
Annualized ratio of interest expense and other fees to net assets	6.61%		4.54%
Annualized ratio of net investment income to net assets(5)	7.79%		8.24%
Portfolio Turnover(3)	4.29%		3.89%
Notes payable	$48,875,000		$48,875,000
Credit Facility payable	$76,050,000		$118,300,000
SBA Debentures	$150,000,000		$90,000,000
Asset coverage ratio(4)	3.14	x	2.33	x

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)	Calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.

(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(5)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments in Taxable Subsidiaries of $12,601 and $0, respectively, for the three months ended March 31, 2019 and March 31, 2018, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for both the three months ended March 31, 2019 and 2018 is 0.0%, respectively.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the ‘‘Original Facility’’) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility was terminated on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018 and August 2, 2018, with ZB, N.A., dba Amegy Bank and various other lenders (the ‘‘Credit Facility’’).

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, and excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum stockholder’s equity. As of March 31, 2019, the Company was in compliance with these covenants.

As of March 31, 2019 and December 31, 2018, $76,050,000 and $99,500,000, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,510,018 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2019 and December 31, 2018, $1,188,966 and $1,312,773 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31,	December 31,
	2019	2018
Credit Facility payable	$76,050,000	$99,550,000
Prepaid loan structure fees	1,188,966	1,312,773
Credit facility payable, net of prepaid loan structure fees	$74,861,034	$98,237,227

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31,	March 31,
	2019	2018
Interest expense	$1,255,045	$746,998
Loan fee amortization	115,177	91,667
Commitment fees on unused portion	100,299	89,747
Administration fees	8,630	14,557
Total interest and financing expenses	$1,479,151	$942,969

Weighted average interest rate	5.1%	4.4%
Effective interest rate	6.0%	5.6%
Average debt outstanding	$99,761,111	$68,202,778

Cash paid for interest and unused fees	$1,184,540	$648,017

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both March 31, 2019 and December 31, 2018, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $226,835,145 and $225,525,663 in assets at March 31, 2019 and December 31, 2018, respectively, which accounted for approximately 41.6% and 42.9% of our total consolidated assets, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both March 31, 2019 and December 31, 2018, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of March 31, 2019:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge

October 14, 2014	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	March 1, 2029	2,500,000	3.11%	0.22%
Total SBA-guaranteed debentures		$150,000,000

As of March 31, 2019 and December 31, 2018, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2019 and December 31, 2018, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of March 31, 2019, the Company has incurred $5,137,500 in financing costs related to the SBA-guaranteed debentures since receiving our license, which were recorded as prepaid loan fees. As of March 31, 2019 and December 31, 2018, $3,463,179 and $3,612,198 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	March 31,	December 31,
	2019	2018
SBA debentures payable	$150,000,000	$150,000,000
Prepaid loan fees	3,463,179	3,612,198
SBA Debentures, net of prepaid loan fees	$146,536,821	$146,387,802

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three ended March 31, 2019 and 2018:

	For the three months ended
	March 31,	March 31,
	2019	2018
Interest expense	$1,262,076	$635,570
Debenture fee amortization	149,020	100,668
Total interest and financing expenses	$1,411,096	$736,238

Weighted average interest rate	3.4%	2.9%
Effective interest rate	3.8%	3.3%
Average debt outstanding	$150,000,000	$90,000,000

Cash paid for interest	$2,429,886	$1,161,490

NOTE 11 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the ‘‘2019 Notes’’) due April 30, 2019. The Company redeemed all $25,000,000 in aggregate principal amount of the 2019 Notes on September 20, 2017 at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.

There was no interest expense or deferred financing costs on the 2019 Notes for the three months ended March 31, 2019 and 2018.

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

The Company used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of both March 31, 2019 and December 31, 2018, the aggregate carrying amount of the 2022 Notes was approximately $48,875,000 and the fair value of the Notes was approximately $49,129,150 and $47,604,250, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1,688,961 of fees which are being amortized over the term of the 2022 Notes, of which $1,151,240 and $1,233,203 remains to be amortized as of March 31, 2019 and December 31, 2018, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31,	March 31,
	2019	2018
Interest expense	$702,578	$702,578
Deferred financing costs	81,963	81,963
Administration fees	—	1,233
Total interest and financing expenses	$784,541	$785,774

Weighted average interest rate	5.8%	5.8%
Effective interest rate	6.5%	6.5%
Average debt outstanding	$48,875,000	$48,875,000
Cash paid for interest	$702,578	$702,578

The following is a summary of the 2022 Notes Payable, net of deferred financing costs:

	March 31,	December 31,
	2019	2018
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	1,151,240	1,233,203
Notes payable, net of deferred financing costs	$47,723,760	$47,641,797

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

NOTE 12 — SUBSEQUENT EVENTS

Exercise of Underwriter’s Option

On April 11, 2019, the Company issued 202,149 shares of common stock through the underwriter’s partial exercise of their option to purchase additional shares subsequent to the Company’s secondary offering (see Note 4). Gross proceeds totaled $2,917,010 and underwriting and other expenses totaled $91,634. The Company used the net proceeds to pay off a portion of outstanding borrowings under the Credit Facility.

Investment Portfolio

On April 11, 2019, the Company invested $8,000,000 in the first lien term loan of Munch’s Supply LLC, a wholesale distributor of HVAC equipment, parts, and supplies primarily to dealers and contractors. Additionally, the Company committed $2,222,222 in the unfunded delayed draw term loan, and invested $500,000 in the equity of the company.

On April 17, 2019, the Company received full repayment on the second lien term loan of U.S. Auto Sales, Inc. for total proceeds of $4,500,000.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

On April 26, 2019, the Company invested $10,000,000 in the first lien term loan of Whisps Brands, an importer of Italian cheese and a leading cheese manufacturer. Additionally, the Company invested $500,000 in the equity of the company.

On April 30, 2019, the Company received full repayment on the second lien term loan of Livingston International, Inc. for total proceeds of $6,841,739.

On May 1, 2019, the Company invested $4,750,000 in the first lien term loan of Exacta Land Surveyors, LLC, an existing portfolio company. Additionally, we invested $164,893 in the equity of the company.

On May 2, 2019, the Company received full repayment on the second lien term loan of Magdata Intermediate Holdings, LLC for total proceeds of $15.1 million, including a $0.3 million prepayment fee.

On May 6, 2019, the Company invested $7,615,000 in NS412, LLC, a provider of online curricula for health with a focus on weight loss. Additionally, the Company invested $750,000 in the equity of the company.

Credit Facility

The outstanding balance under the Credit Facility as of May 6, 2019 was $56,800,000.

Dividend Declared

On April 11, 2019, the Company’s board of directors declared a regular monthly dividend for each of April, May and June 2019 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/11/2019	4/29/2019	4/30/2019	5/15/2019	$0.1133
4/11/2019	5/30/2019	5/31/2019	6/14/2019	$0.1133
4/11/2019	6/27/2019	6/28/2019	7/15/2019	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

STELLUS CAPITAL INVESTMENT CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

March 31, 2019

(dollars in thousands)

Company	Investment(1)	December 31, 2018 Fair Value	Amount of Realized Gain / (Loss)	Amount of Unrealized Gain / (Loss)	Amount of Interest, Fees or Dividends Credit to Income(2)	Gross Additions(3)	Gross Reductions(4)	March 31, 2019 Fair Value
Non-control Investments
Affiliate investments

Glori Energy Production Inc.	Class A Common Units	$50	$-	$2	$-	$-	$(52)	$-
Total Non-Control/Affiliate investments		$50	$-	$2	$-	$-	$(52)	$-

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

This schedule should be read in conjunction with Stellus’s consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)	The principal amount and ownership detail for equity investments is included in the consolidated schedule of investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in "Amounts from investments transferred from other 1940 Act classifications during the period."

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include the movement of an existing portfolio company into this category and out of a different category.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include the movement of an existing portfolio company out of this category and into a different category. During the three months ended March 31, 2019, all gross reductions on our affiliated investment were repayments of our investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-Q involve risks and uncertainties, including statements as to:

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words ‘‘may,’’ ‘‘might,’’ ‘‘will,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘could,’’ ‘‘can,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘anticipate,’’ ‘‘predict,’’ ‘‘potential,’’ ‘‘plan’’ or similar words.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in ‘‘eligible portfolio companies.’’ Under the relevant SEC rules, the term ‘‘eligible portfolio company’’ includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2019, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

As a BDC, we are required to comply with certain regulatory requirements. Prior to June 28, 2018, we were only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, was equal to at least 200% after giving effect to such leverage. On March 23, 2018, the Small Business Credit Availability Act (the ‘‘SBCAA’’) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at our 2018 annual meeting of stockholders. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2018. As of March 31, 2019, our asset coverage ratio was 314%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.

As of March 31, 2019, we had $517.4 million (at fair value) invested in 55 portfolio companies. As of March 31, 2019, our portfolio included approximately 61% of first lien debt, 28% of second lien debt, 5% of unsecured debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2019 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$320,540,652	$316,224,837
Senior Secured – Second Lien	150,615,271	145,516,935
Unsecured Debt	25,465,784	24,035,792
Equity	23,474,801	31,634,250
Total Investments	$520,096,508	$517,411,814

(1) Includes unitranche investments, which account for 20.2% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2018, we had $504.5 million (at fair value) invested in 57 portfolio companies. As of December 31, 2018, our portfolio included approximately 58% of first lien debt, 30% of second lien debt, 5% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2018 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$297,965,589	$292,004,982
Senior Secured – Second Lien	155,382,612	149,661,220
Unsecured Debt	25,436,237	23,697,466
Equity	23,959,211	39,120,000
Total Investments	$502,743,649	$504,483,668

(1) Includes unitranche investments, which account for 20.6% of our portfolio at December 31, 2018 at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of both March 31, 2019 and December 31, 2018, we had unfunded commitments of $20.9 million and $21.2 million, respectively, to provide debt financing for eleven portfolio companies. As of March 31, 2019, we had sufficient liquidity to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2019:

			% of Total
	Cost	Fair Value	Investments
Texas	$95,355,705	$93,793,005	18.13%
California	86,591,903	86,746,128	16.76%
Ohio	49,121,053	49,102,562	9.49%
New Jersey	43,537,848	42,088,073	8.13%
Illinois	25,910,136	28,864,384	5.58%
Canada	27,934,284	27,951,845	5.40%
New York	20,370,804	20,564,386	3.97%
South Carolina	20,795,636	20,305,800	3.92%
Tennessee	20,216,470	19,862,755	3.84%
Arizona	18,547,055	19,121,504	3.70%
Pennsylvania	17,744,549	17,320,937	3.35%
Maryland	17,203,751	17,194,406	3.32%
Arkansas	17,483,172	17,118,695	3.31%
Indiana	14,149,517	14,109,903	2.73%
Wisconsin	11,419,373	11,126,640	2.15%
Colorado	10,786,446	10,800,000	2.09%
Georgia	5,991,283	10,170,000	1.97%
Puerto Rico	8,736,384	4,975,732	0.96%
North Carolina	4,950,253	4,450,000	0.86%
Massachusetts	1,317,406	1,050,000	0.20%
Missouri	139,656	610,000	0.12%
Utah	1,551,520	85,059	0.02%
Florida	242,304	-	-%
	$520,096,508	$517,411,814	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2018:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	100,229,354	97,474,226	19.32%
California	86,550,134	85,880,918	17.03%
New Jersey	43,513,698	41,473,072	8.22%
Ohio	36,209,514	36,273,224	7.19%
Illinois	19,941,053	29,880,018	5.92%
Canada	27,902,537	27,935,931	5.54%
Arizona	21,682,522	21,603,741	4.28%
South Carolina	20,871,587	20,385,325	4.04%
New York	20,446,690	20,287,086	4.02%
Tennessee	20,117,218	19,381,134	3.84%
Arkansas	17,696,537	18,013,941	3.57%
Pennsylvania	17,732,831	17,824,372	3.53%
Maryland	17,237,500	17,237,500	3.42%
Wisconsin	11,437,711	10,869,000	2.15%
Colorado	10,777,822	10,777,822	2.14%
Georgia	5,988,728	9,820,000	1.95%
Indiana	7,363,628	7,087,500	1.40%
Puerto Rico	8,797,954	5,029,913	1.00%
North Carolina	4,946,554	4,425,000	0.88%
Massachusetts	1,317,406	1,670,000	0.33%
Missouri	139,656	670,000	0.13%
Virginia	50,001	280,000	0.06%
Florida	242,304	110,000	0.02%
Utah	1,550,710	93,945	0.02%
	$502,743,649	$504,483,668	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2019:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$80,946,932	$85,314,207	16.49%
Healthcare & Pharmaceuticals	65,937,917	62,667,439	12.11%
Consumer Goods: Durable	44,001,754	43,320,561	8.37%
Software	37,457,057	37,907,500	7.35%
Media: Broadcasting & Subscription	37,750,446	37,479,039	7.24%
Finance	34,210,113	35,245,000	6.81%
Retail	28,688,270	27,446,373	5.30%
Education	26,583,113	25,680,000	4.96%
High Tech Industries	21,119,990	21,110,106	4.08%
Beverage, Food, & Tobacco	20,724,762	18,512,559	3.58%
Services: Consumer	17,986,658	17,710,053	3.42%
Automotive	17,473,510	17,427,187	3.37%
Energy: Oil & Gas	13,685,273	15,371,981	2.97%
Consumer goods: non-durable	14,975,198	14,770,938	2.85%
Chemicals, Plastics, & Rubber	11,846,022	11,611,088	2.24%
Containers, Packaging, & Glass	11,419,373	11,126,640	2.15%
Construction & Building	10,382,830	10,440,000	2.02%
Utilities: Oil & Gas	9,856,955	9,400,000	1.82%
Capital Equipment	6,789,917	6,849,404	1.32%
Transportation: Cargo	6,814,294	6,841,739	1.32%
Insurance	500,000	560,000	0.11%
Hotel, Gaming, & Leisure	-	340,000	0.07%
Environmental Industries	946,124	280,000	0.05%
	$520,096,508	$517,411,814	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$60,784,467	$63,810,643	12.65%
Healthcare & Pharmaceuticals	58,682,811	54,785,327	10.86%
Consumer Goods: Durable	44,218,515	44,049,052	8.73%
Finance	34,208,412	41,910,000	8.30%
Software	37,427,547	38,026,250	7.54%
Media: Broadcasting & Subscription	38,137,844	37,733,004	7.48%
Retail	28,764,221	27,525,897	5.45%
Education	26,562,249	25,325,000	5.02%
High Tech Industries	21,094,192	21,094,192	4.18%
Beverage, Food, & Tobacco	20,709,134	18,213,945	3.61%
Services: Consumer	17,952,663	17,640,255	3.50%
Automotive	17,457,259	17,282,187	3.43%
Energy: Oil & Gas	14,312,328	15,542,102	3.08%
Consumer goods: non-durable	14,994,980	14,579,375	2.89%
Chemicals, Plastics, & Rubber	11,835,100	11,707,835	2.32%
Containers, Packaging, & Glass	11,437,711	10,869,000	2.15%
Construction & Building	10,374,827	10,280,000	2.04%
Utilities: Oil & Gas	9,853,435	9,853,435	1.95%
Capital Equipment	7,535,876	7,929,775	1.57%
Transportation: Cargo	6,808,345	6,841,739	1.36%
Insurance	5,425,301	5,460,000	1.08%
Hotel, Gaming, & Leisure	3,170,307	3,414,655	0.68%
Environmental Industries	946,124	330,000	0.07%
Services: Government	50,001	280,000	0.06%

	$502,743,649	504,483,668	100.00%

At March 31, 2019, our average portfolio company investment at amortized cost and fair value was approximately $9.5 million and $9.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $21.6 million and $22.6 million, respectively. At December 31, 2018, our average portfolio company investment at both amortized cost and fair value was approximately $8.9 million, and our largest portfolio company investment at amortized cost and fair value was approximately $21.6 million and $22.3 million, respectively.

At both March 31, 2019 and December 31,2018, 91% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 9% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2019 and December 31, 2018 was 10.7% and 10.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $23.8 million and $17.5 million, respectively.

Investment Activity

During the three months ended March 31, 2019, we made an aggregate of $28.6 million (net of fees) of investments in one new portfolio company and four existing portfolio companies. During the three months ended March 31, 2019, we received an aggregate of $21.8 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2019			As of December 31, 2018
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$102.8	20%	12	$92.5	18%	13
2	353.4	68%	34	372.3	74%	37
3	53.1	10%	7	26.8	5%	3
4	8.0	2%	2	12.8	3%	4
5	0.1	—%	1	0.1	—%	1
Total	$517.4	100%	56	$504.5	100%	58

(1)One portfolio company appears in two categories as of both periods

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2019, we had three loans on non-accrual status which represented approximately 2.7% of our loan portfolio at cost and 1.7% at fair value. As of December 31, 2018, we had four loans on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value.

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

Comparison of the three months ended March 31, 2019 and 2018

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

The following shows the breakdown of investment income for the three months ended March 31, 2019 and 2018 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2019	2018
Interest income(1)	$13.6	$10.5
PIK Interest	—	0.2
Miscellaneous fees(1)	0.2	0.2
Total	$13.8	$10.9

(1) For the three months ended March 31, 2019, we recognized $0.3 million of non-recurring income related to early repayments, amendments to specific loan positions, and the recognition of previously reserved income from a prior period. For the three months ended March 31, 2018, we recognized $0.1 million of non-recurring income related to early repayments and amendments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering expenses;

•	Expenses incurred in valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses incurred by Stellus Capital or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2019 and 2018 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2019	2018
Operating Expenses
Management fees	$2.2	$1.7
Valuation Fees	0.1	0.1
Administrative services expenses	0.4	0.3
Income incentive fee expense	1.4	1.0
Capital gain incentive fee expense	1.2	—
Professional fees	0.3	0.5
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	3.7	2.5
Other general and administrative	—	0.1
Total Operating Expenses	$9.5	$6.4

The increase in operating expenses for the respective periods was primarily due to 1) an increase in management fees, directly related to the growth of our portfolio, 2) increased interest expense due to our SBA-guaranteed debentures outstanding during the period, and 3) increase in incentive fees due to performance; most notably the accrual of a capital gains incentive fee, which results from the increase in market value on our current portfolio as well as realized gains. See Note 2 for further discussion on incentive fees.

Net Investment Income

For the three months ended March 31, 2019, net investment income was $4.3 million, or $0.27 per common share (based on 16,351,032 weighted-average common shares outstanding at March 31, 2019).

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

Repayments of investments and amortization of other investments for the three months ended March 31, 2019 totaled $21.8 million and net realized gain totaled $10.2 million.

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

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended March 31, 2019 and 2018 totaled $(4.4) million and $1.5 million, respectively.

The net depreciation for the three month period ending March 31, 2019 resulted primarily from the accounting reversal relating to a certain realized gain in the portfolio offset by appreciation resulting from the general tightening of credit spreads. For the three month period ending March 31, 2018, the net change in unrealized appreciation was due to a general tightening of credit spreads.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2019 and 2018, we recognized a provision for income tax on unrealized investments of $12.0 thousand and $0 for the Taxable Subsidiaries, respectively. As of March 31, 2019 and December 31, 2018, there was $80.6 thousand and $68.0 thousand of deferred tax liability on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2019, net increase in net assets resulting from operations totaled $10.1 million, or $0.62 per common share (based on 16,351,032 weighted-average common shares outstanding at March 31, 2019).

For the three months ended March 31, 2018, net increase in net assets resulting from operations totaled $7.3 million, or $0.46 per common share (based on 15,952,841 weighted-average common shares outstanding at March 31, 2018).

The increase in the net increase in net assets between the respective periods was due to large realized gains during the three months ended March 31, 2019, mostly due to the realization of one equity position.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $3.3 million for the three months ended March 31, 2019, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the three months ended March 31, 2019 provided cash of $9.6 million due to a secondary offering during the quarter, offset by repayments on our Credit Facility. See Note 4 for further discussion.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 28, 2018 (at least 200% prior to June 28, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of March 31, 2019 and December 31, 2018, our asset coverage ratio was 314% and 251%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $23.8 million and $17.5 million, respectively.

Credit Facility

On November 7, 2012, we entered into a revolving credit facility (the ‘‘Original Facility’’) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility was terminated on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018 and August 2, 2018, with ZB, N.A., dba Amegy Bank and various other lenders (the ‘‘Credit Facility’’).

The Credit Facility provides for borrowings up to a maximum of $180.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $195.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) with no LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which the our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2021.

Our obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum stockholder’s equity. As of March 31, 2019, we were in compliance with these covenants.

As of March 31, 2019 and December 31, 2018, $76.1 and $99.6 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred additional costs of $1.5 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2019 and December 31, 2018, $1.2 and $1.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2019 and 2018 (in millions):

	For the three months ended
	March 31,	March 31,
	2019	2018
Interest expense	$1.3	$0.7
Loan fee amortization	0.1	0.1
Commitment fees on unused portion	0.1	0.1
Total interest and financing expenses	$1.5	$0.9

Weighted average interest rate	5.1%	4.4%
Effective interest rate	6.0%	5.6%
Average debt outstanding	$100.0	$68.2

Cash paid for interest and unused fees	$1.2	$0.6

SBA-Guaranteed Debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital, as such term is defined by the SBA. As of both March 31, 2019 and December 31, 2018, the SBIC subsidiary had $75.0 million in regulatory capital.

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

On a stand-alone basis, the SBIC subsidiary held $226.8 and $225.5 million in assets at March 31, 2019 and December 31, 2018, respectively, which accounted for approximately 41.6% and 42.9% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both March 31, 2019 and December 31, 2018, the SBIC subsidiary had $150.0 million of SBA-guaranteed debentures outstanding. See Note 10 for further detail on the SBA-guaranteed debentures outstanding. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

As of March 31, 2019 and December 31, 2018, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2019 and December 31, 2018 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of March 31, 2019, we have incurred $5.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiary received its license, which were recorded as prepaid loan fees. As of March 31, 2019 and December 31, 2018, $3.5 and $3.6 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2019 and 2018 (in millions):

	For the three months ended
	March 31,	March 31,
	2019	2018
Interest expense	$1.3	$0.6
Debenture fee amortization	0.1	0.1
Total interest and financing expenses	$1.4	$0.7

Weighted average interest rate	3.4%	2.9%
Effective interest rate	3.8%	3.3%
Average debt outstanding	$150.0	$90.0

Cash paid for interest	$2.4	$1.2

Notes Offering

On May 5, 2014, we closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “2019 Notes”), due on April 30, 2019. We redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017 at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.

There was no interest expense or deferred financing costs on the 2019 Notes for the three months ended March 31, 2019 and 2018.

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

We used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of March 31, 2019 and December 31, 2018, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million for both periods and the fair value of the Notes was approximately $49.1 million and $47.6 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $1.2 million remains to be amortized as of both March 31, 2019 and December 31, 2018. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and three months ended March 31, 2019 and 2018 (dollars in millions):

	For the three months ended
	March 31,	March 31,
	2019	2018
Interest expense	$0.7	$0.7
Deferred financing costs	0.1	0.1
Total interest and financing expenses	$0.8	$0.8

Weighted average interest rate	5.8%	5.8%
Effective interest rate	6.5%	6.5%
Average debt outstanding	$48.9	$48.9
Cash paid for interest	$0.7	$0.7

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of both March 31, 2019 and December 31, 2018, our off-balance sheet arrangements consisted of $20.9 million and $21.2 million, respectively, of unfunded commitments to provide debt financing to eleven of our portfolio companies. As of March 31, 2019, we had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

Subsequent Events

Exercise of Underwriter’s Option

On April 11, 2019, we issued 202,149 shares of common stock through the underwriter’s partial exercise of their option to purchase additional shares subsequent to our secondary offering (see Note 4). Gross proceeds totaled $2.9 million and underwriting and other expenses totaled $0.1 million. We used the net proceeds to pay off a portion of our outstanding borrowings under our Credit Facility.

Investment Portfolio

On April 11, 2019, we invested $8.0 million in the first lien term loan of Munch’s Supply LLC, a wholesale distributor of HVAC equipment, parts, and supplies primarily to dealers and contractors. Additionally, we committed $2.2 million in the unfunded delayed draw term loan, and we invested $0.5 million in the equity of the company.

On April 17, 2019, we received full repayment on the second lien term loan of U.S. Auto Sales, Inc. for total proceeds of $4.5 million.

On April 26, 2019, we invested $10.0 million in the first lien term loan of Whisps Brands, an importer of Italian cheese and a leading cheese manufacturer. Additionally, we invested $0.5 million in the equity of the company.

On April 30, 2019, we received full repayment on the second lien term loan of Livingston International, Inc. for total proceeds of $6.8 million.

On May 1, 2019, we invested $4.8 million in the first lien term loan of Exacta Land Surveyors, LLC, an existing portfolio company. Additionally, we invested $0.2 million in the equity of the company.

On May 2, 2019, we received full repayment on the second lien term loan of Magdata Intermediate Holdings, LLC for total proceeds of $15.1 million, including a $0.3 million prepayment fee.

On May 6, 2019, we invested $7.6 million in NS412, LLC, a provider of online curricula for health with a focus on weight loss. Additionally, we invested $0.8 million in the equity of the company.

Credit Facility

The outstanding balance under the Credit Facility as of May 6, 2019 was $56.8 million.

Dividend Declared

On April 11, 2019, the Company’s board of directors declared a regular monthly dividend for each of April, May and June 2019 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/11/2019	4/29/2019	4/30/2019	5/15/2019	$0.1133
4/11/2019	5/30/2019	5/31/2019	6/14/2019	$0.1133
4/11/2019	6/27/2019	6/28/2019	7/15/2019	$0.1133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At both March 31, 2019 and December 31, 2018, 91% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of March 31, 2019 and December 31, 2018, the weighted average interest rate floor on our floating rate loans was 0.97% and 0.94%, respectively.

Assuming that the Statement of Assets and Liabilities as of March 31, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points	Interest Income	Interest Expense	Net Interest Income (1)
Up 300 basis points	$13.6	$(2.3)	$11.3
Up 200 basis points	9.0	(1.5)	7.5
Up 100 basis points	4.5	(0.8)	3.7
Down 300 basis points	(4.1)	0.8	(3.3)
Down 200 basis points	(6.7)	1.5	(5.2)
Down 100 basis points	(7.7)	2.3	(5.4)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2019 and 2018, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2018 other than as provided below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our investments in the business services industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

Our investments in portfolio companies that operate in the business services industry represent approximately 16.49% of our total portfolio as of March 31, 2019. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

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

Dated: May 10, 2019	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
	Name:	Robert T. Ladd
	Title:	Chief Executive Officer and President

By:	/s/ W. Todd Huskinson
Name:	W. Todd Huskinson
Title:	Chief Financial Officer

