Form 10-Q
period 2019-06-30
Stellus Capital Investment Corp
filed 2019-08-09
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 7, 2019 was 18,905,959.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $0 and $52,185, respectively)	$—	$50,000
Non-controlled, non-affiliated investments, at fair value (amortized cost of $535,894,646 and $502,691,464, respectively)	531,120,396	504,433,668
Cash and cash equivalents	18,218,303	17,467,146
Receivable for sales and repayments of investments	90,259	99,213
Interest receivable	3,441,077	3,788,684
Other receivables	25,495	85,246
Deferred offering costs	56,510	18,673
Prepaid expenses	222,115	344,621
Total Assets	$553,174,155	$526,287,251
LIABILITIES
Notes payable	$47,806,634	$47,641,797
Credit facility payable	77,736,217	98,237,227
SBA-guaranteed debentures	146,687,496	146,387,802
Dividends payable	2,142,048	1,807,570
Management fees payable	1,804,362	2,183,975
Income incentive fees payable	1,618,170	1,936,538
Capital gains incentive fees payable	1,358,651	81,038
Interest payable	2,156,204	1,863,566
Unearned revenue	327,944	410,593
Administrative services payable	464,134	392,191
Deferred tax liability	107,854	67,953
Income tax payable	380,000	316,092
Other accrued expenses and liabilities	458,778	115,902
Total Liabilities	$283,048,492	$301,442,244
Commitments and contingencies (Note 7)
Net Assets	$270,125,663	$224,845,007
NET ASSETS
Common stock, par value $0.001 per share (200,000,000 shares authorized; 18,905,959 and 15,953,810 issued and outstanding, respectively)	$18,906	$15,954
Paid-in capital	269,461,428	228,160,491
Distributable earnings	645,329	(3,331,438)
Net Assets	$270,125,663	$224,845,007
Total Liabilities and Net Assets	$553,174,155	$526,287,251
Net Asset Value Per Share	$14.29	$14.09

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three	three	six	six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income	$13,605,861	$12,214,766	$27,231,260	$22,945,514
Other income	564,394	404,891	773,924	585,924
Total Investment Income	$14,170,255	$12,619,657	$28,005,184	$23,531,438
OPERATING EXPENSES
Management fees	$2,304,362	$2,049,023	$4,527,007	$3,797,919
Valuation fees	21,628	20,307	128,950	154,717
Administrative services expenses	415,506	308,163	820,905	659,392
Income incentive fees	1,382,814	1,312,314	2,756,668	2,281,140
Capital gains incentive fees	115,856	522,019	1,277,613	522,019
Professional fees	329,541	224,121	673,881	693,259
Directors' fees	113,000	79,000	217,000	171,000
Insurance expense	86,649	86,649	172,346	172,346
Interest expense and other fees	3,359,270	3,012,644	7,034,057	5,477,624
Income tax expense	342,384	—	355,128	—
Other general and administrative expenses	283,845	278,181	292,570	399,407
Total Operating Expenses	$8,754,855	$7,892,421	$18,256,125	$14,328,823
Net Investment Income	$5,415,400	$4,727,236	$9,749,059	$9,202,615
Net realized gain on non-controlled, non-affiliated investments	$2,696,138	$1,075,964	$12,942,236	$2,411,233
Net change in unrealized appreciation (depreciation) on non- controlled, non-affiliated investments	$(2,089,555)	$1,809,240	$(6,516,454)	$3,414,706
Net change in unrealized appreciation (depreciation) on non- controlled, affiliated investments	—	—	2,185	(72,185)
Provision for taxes on net unrealized gain on investments	$(27,300)	$(9,194)	$(39,901)	$(9,194)
Net Increase in Net Assets Resulting from Operations	$5,994,683	$7,603,246	$16,137,125	$14,947,175
Net Investment Income Per Share	$0.29	$0.30	$0.55	$0.58
Net Increase in Net Assets Resulting from Operations Per Share	$0.32	$0.48	$0.92	$0.94
Weighted Average Shares of Common Stock Outstanding	18,883,745	15,953,810	17,624,385	15,953,328
Distributions Per Share	$0.34	$0.34	$0.68	$0.68

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the	For the	For the
	three	three	six	six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Increase in Net Assets Resulting from Operations
Net investment income	$5,415,400	$4,727,236	$9,749,059	$9,202,615
Net realized gain on investments	2,696,138	1,075,964	12,942,236	2,411,233
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	(2,089,556)	1,809,240	(6,516,454)	3,414,706
Net change in unrealized appreciation on non-controlled, affiliated investments	—	—	2,185	(72,185)
Provision for taxes on unrealized appreciation on investments	(27,300)	(9,194)	(39,901)	(9,194)
Net Increase in Net Assets Resulting from Operations	$5,994,682	$7,603,246	$16,137,125	$14,947,175

Decrease in Net Assets from Stockholder Distributions	$(6,426,108)	$(5,422,682)	$(12,160,358)	$(10,845,182)
Capital Share Transactions
Issuance of common stock	$2,917,010	$—	$42,599,510	$94,788
Sales load	(68,731)	—	(1,003,731)	—
Offering costs	(90,181)	—	(293,072)	—
Partial share transactions	(254)	(241)	1,181	(568)
Net Increase in Net Assets Resulting From Capital Share Transactions	$2,757,844	$(241)	$41,303,888	$94,220
Total Increase in Net Assets	$2,326,419	$2,180,323	$45,280,656	$4,196,213
Net Assets at Beginning of Period	$267,799,244	$222,263,132	$224,845,007	$220,247,242
Net Assets at End of Period	$270,125,663	$224,443,455	$270,125,663	$224,443,455

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	six	six
	months ended	months ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities
Net Increase in net assets resulting from operations	$16,137,125	$14,947,175
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(78,149,872)	(166,916,853)
Proceeds from sales and repayments of investments	58,832,731	45,807,477
Net change in unrealized depreciation (appreciation) on investments	6,514,269	(3,342,521)
Increase in investments due to PIK	(65,356)	(297,965)
Amortization of premium and accretion of discount, net	(817,309)	(736,268)
Deferred tax provision	39,901	9,194
Amortization of loan structure fees	248,990	170,335
Amortization of deferred financing costs	164,837	167,316
Amortization of loan fees on SBA-guaranteed debentures	299,694	280,605
Net realized gain on investments	(12,942,236)	(2,411,233)
Changes in other assets and liabilities
Decrease (increase) in interest receivable	347,607	(880,444)
Decrease (increase) in other receivable	59,751	(37,647)
Decrease in prepaid expenses	122,506	145,518
Decrease in management fees payable	(379,613)	(72,569)
Increase (decrease) in incentive fees payable	(318,368)	1,153,673
Increase in capital gains incentive fees payable	1,277,613	522,019
Increase in administrative services payable	71,943	541
Increase in interest payable	292,638	521,659
Increase (decrease) in unearned revenue	(82,649)	72,806
Increase in income tax payable	63,908	—
Increase in other accrued expenses and liabilities	342,876	496,892
Net Cash Used in Operating Activities	$(7,939,014)	$(110,400,290)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$42,599,510	$—
Sales load for common stock issued	(1,003,731)	—
Offering costs paid for common stock	(330,909)	—
Stockholder distributions paid	(11,825,880)	(10,749,495)
Proceeds from SBA Debentures	—	40,000,000
Financing costs paid on SBA Debentures	—	(1,570,000)
Borrowings under Credit Facility	78,750,000	175,300,000
Repayments of Credit Facility	(99,500,000)	(96,750,000)
Partial share transactions	1,181	(568)
Net Cash Provided by Financing Activities	$8,690,171	$106,229,937
Net Increase (Decrease) in Cash and Cash Equivalents	$751,157	$(4,170,353)
Cash and cash equivalents balance at beginning of period	17,467,146	25,110,718
Cash and Cash Equivalents Balance at End of Period	$18,218,303	$20,940,365
Supplemental and Non-Cash Activities
Cash paid for interest expense	$6,027,898	$4,297,709
Excise tax paid	280,000	27,717
Shares issued pursuant to Dividend Reinvestment Plan	—	94,788
Increase in distribution payable	334,478	899
Increase in deferred offering costs	37,837	—

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.50%	1.00%	12.83%		9/5/2014	3/5/2021	Chemicals, Plastics, & Rubber	$5,325,237	$5,307,213	$4,766,088	1.76%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	80,000	0.03%
Total											$5,682,213	$4,846,088	1.79%
Adams Publishing Group, LLC	(3)								Greenville, TN
Term Loan	(12)	First Lien	3M L+7.50%	1.00%	10.08%		8/3/2018	6/30/2023	Media: Broadcasting & Subscription	$6,213,328	6,160,853	6,089,061	2.25%
Delayed Draw Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.85%		8/3/2018	6/30/2023		$196,154	196,154	192,231	0.07%
Total											$6,357,007	$6,281,292	2.32%
Advanced Barrier Extrusions, LLC	(8)								Rhinelander, WI
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.00%	8.08%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$11,343,000	11,151,162	10,889,280	4.03%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	220,000	0.08%
Total											$11,401,162	$11,109,280	4.11%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	945 shares	945	0	0.00%
Preferred Units	(4)	Equity					10/30/2015			945 shares	945,179	350,000	0.13%
Total											$946,124	$350,000	0.13%
APG Intermediate Sub 2 Corp.									Castle Rock, CO
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	9.64%		11/30/2018	11/30/2023	Services: Business	$9,950,000	9,746,335	9,651,500	3.57%
APG Holdings, LLC Class A Preferred Units	(4)	Equity					11/30/2018			1,000,000 units	1,000,000	870,000	0.32%
Total											$10,746,335	$10,521,500	3.89%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					1/26/2016		Services: Business	254,250 units	254,250	1,320,000	0.49%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	3,910,000	1.45%
Total											$1,004,250	$5,230,000	1.94%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	1M L+6.25%	1.00%	8.65%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$4,691,358	4,660,813	4,667,901	1.73%
Term Loan	(12)	First Lien	1M L+6.25%	1.00%	8.65%		2/4/2019	6/29/2023		$7,975,309	7,883,665	7,935,432	2.94%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	109,249	600,000	0.22%
Total											$12,653,727	$13,203,333	4.89%
Beneplace Holdings, LLC									Austin TX
Preferred Units	(4)	Equity					3/27/2017		FIRE: Insurance	500,000 units	500,000	650,000	0.24%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
BFC Solmetex, LLC	(23)								Nashville, TN
Revolver	(12)(19)	First Lien	3M L+6.25%	1.00%	8.58%		4/2/2018	9/26/2023	Services: Business	$1,466,993	1,466,993	1,430,318	0.53%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.58%		4/2/2018	9/26/2023		$11,651,925	11,510,350	11,360,627	4.21%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.58%		4/2/2018	9/26/2023		$1,210,880	1,196,168	1,180,608	0.44%
Total											$14,173,511	$13,971,553	5.18%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	9.99%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,343,604	16,361,888	6.06%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	12/31/2019		$289,616	289,616	289,616	0.11%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,150,000	0.43%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	1,080,000	0.40%
Total											$18,570,481	$18,881,504	7.00%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	3M L+8.50%	0.50%	10.83%		12/31/2015	12/31/2020	Automotive	$94,003	93,343	94,003	0.03%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+8.50%	0.50%	10.83%		12/31/2015	12/31/2020		$7,332,210	7,280,727	7,332,210	2.71%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/31/2015			149,828 shares	149,828	230,000	0.09%
Total											$7,523,898	$7,656,213	2.83%
Catapult Learning, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	11.11%		6/27/2018	4/24/2023	Education	$20,856,549	20,507,097	20,126,570	7.45%
Delayed Draw Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	11.15%		6/27/2018	4/24/2023		$1,143,451	1,143,451	1,103,430	0.41
Total											$21,650,548	$21,230,000	7.86%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	209,478	40,000	0.01%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	11.33%		10/27/2017	4/27/2025	Services: Business	$13,750,000	13,519,517	13,337,500	4.94%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	310,000	0.11%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	40,000	0.01%
Total											$14,019,518	$13,687,500	5.06%
Convergence Technologies, Inc.									Indianpolis, IN
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.75%	1.50%	9.08%		8/31/2018	8/30/2024	Services: Business	$7,089,286	6,963,078	7,053,839	2.61%
Term Loan	(12)	First Lien	3M L+6.75%	1.50%	9.08%		2/28/2019	8/30/2024		$1,425,000	1,397,867	1,417,875	0.52%
Delayed Draw Term Loan	(12)	First Lien	3M L+6.75%	1.50%	9.08%		8/31/2018	8/30/2024		$5,330,357	5,330,357	5,303,705	1.96%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			4,275 units	429,614	440,000	0.16%
Total											$14,120,916	$14,215,419	5.25%
Data Centrum Communications, Inc.									Montvale, NJ

Term Loan	(12)	First Lien	3M L+5.50%	1.00%	8.02%		5/15/2019	5/15/2024	Healthcare & Pharmaceuticals	$16,250,000	15,933,935	15,933,125	5.90%
Health Monitor Holdings, LLC Seires A Preferred Units	(4)	Equity					5/15/2019			1,000,000 shares	1,000,000	1,000,000	0.37%
Total											$16,933,935	$16,933,125	6.27%
Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	630,000	0.23%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Dream II Holdings, LLC									Boca Raton, FL
Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	0	0.00%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(12)	First Lien	3M L+7.50%	1.50%	10.11%		4/13/2018	4/13/2023	Energy: Oil & Gas	$11,741,941	11,554,840	11,741,941	4.35%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	466,204	1,350,000	0.50%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	723,684	1,260,000	0.47%
Total											$12,744,728	$14,351,941	5.32%
Empirix Inc.									Billerica, MA
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	920,000	0.34%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	10,000	0.00%
Total											$1,317,406	$930,000	0.34%
Energy Labs Inc.									Houston, TX
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	640,000	0.24%
Exacta Land Surveyors, LLC	(14)(25)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.50%	8.08%		2/8/2019	2/8/2024	Services: Business	$17,000,000	16,679,393	16,660,000	6.17%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity					2/8/2019			1,069,143 shares	1,069,143	1,200,000	0.44%
Total											$17,748,536	$17,860,000	6.61%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
EOS Fitness Holdings, LLC Preferred Units	(4)	Equity					12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	430,000	0.16%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	0	10,000	0.00%
Total											$0	$440,000	0.16
Fast Growing Trees, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	3M L+7.75%	1.00%	10.08%		2/5/2018	02/05/23	Retail	$19,192,490	18,900,099	18,328,828	6.79%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	530,000	0.20%
Total											$19,900,099	$18,858,828	6.99%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	3M L+8.00%	0.50%	10.33%		6/10/2016	6/10/2021	Consumer Goods: Durable	$14,801,785	14,640,416	13,691,651	5.07%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	6/10/2016	2/3/2021		$147,231	147,231	50,795	0.02%
Furniture Factory Ultimate Holdings, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	0	0.00%
Total											$14,882,216	$13,742,446	5.09%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	12.58%		1/30/2015	1/30/2022	Education	$5,000,000	4,954,053	4,450,000	1.65%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(12)	Second Lien	3M L+9.00%	1.50%	11.33%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,425,151	4,185,000	1.55%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	10.59%		6/29/2018	6/29/2023	Beverage, Food, & Tobacco	$18,500,000	18,188,479	17,667,500	6.54%
HV GS Acquisition, LLC Class A Preferred Units	(4)	Equity					6/29/2018			1,000 shares	1,000,000	760,000	0.28%
HV GS Acquisition, LLC Class B Common Units	(4)	Equity					6/29/2018			28,125 shares	0	0	0.00%
Total											$19,188,479	$18,427,500	6.82%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2019

Investments	Footnotes		Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Grupo HIMA San Pablo, Inc., et al										San Juan, PR
Term Loan	(12)	(27)	First Lien	3M L+7.00%	1.50%	9.58%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,565,290	4,565,290	4,177,241	1.55%
Term Loan	(15)	(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	904,095	0.33%
Total												$8,674,814	$5,081,336	1.88%
ICD Intermediate Holdco 2, LLC										San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)		Second Lien	3M L+9.00%	1.00%	11..33%		1/1/2018	7/1/2024	Finance	$10,000,000	9,834,974	10,000,000	3.70%
ICD Holdings, LLC, Class A Preferred	(4)(5)		Equity					1/1/2018			9,962 shares	496,405	1,010,000	0.37%
Total												$10,331,379	$11,010,000	4.07%
J.R. Watkins, LLC										San Francisco, CA
Revolver	(12)		First Lien	3M L+6.50%	1.25%	8.83%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$1,750,000	1,750,000	1,653,750	0.61%
Term Loan (SBIC)	(2)(12)		First Lien	3M L+6.50%	1.25%	8.83%		12/22/2017	12/22/2022		$12,312,500	12,129,830	11,635,313	4.31%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)		Equity					12/22/2017			1,076 shares	1,075,758	800,000	0.30%
Total												$14,955,588	$14,089,063	5.22%
Jurassic Acquisiton Corp.										Sparks, MD
Term Loan	(12)		First Lien	1M L+5.50%	0.00%	7.88%		12/28/2018	11/15/2024	Consumer Goods: Durable	$17,412,500	17,170,092	17,412,500	6.45
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)		First Lien	3M L+7.50%	1.00%	10.45%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,594,188	9,506,250	3.52%
Keais Records Service, LLC										Houston, TX
Keais Holdings, LLC Class A Units	(4)		Equity					12/22/2016		Services: Business	148,335 units	735,198	1,060,000	0.39%
KidKraft, Inc.										Dallas, TX

Term Loan	(6)		Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,455,410	9,346,256	9,171,748	3.40%
Madison Logic, Inc.										New York, NY
Term Loan (SBIC)	(2)(12)		First Lien	1M L+8.00%	0.50%	10.40%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,638,772	4,613,831	4,615,579	1.71%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)		Equity					11/30/2016			5,000 shares	50,000	50,000	0.02%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)		Equity					11/30/2016			4,500 shares	450,000	410,000	0.15%
Total												$5,113,831	$5,075,579	1.88%
Mobileum, Inc.										Santa Clara, CA
Term Loan	(12)		Second Lien	3M L+10.25%	0.75%	12.58%		11/1/2016	5/1/2022	Software	$21,500,000	21,205,555	21,500,000	7.96%
Mobile Acquisition Holdings, LP Class A Common Units	(4)		Equity					11/1/2016			750 units	455,385	1,140,000	0.42%
Total												$21,660,940	$22,640,000	8.38%
Munch's Supply, LLC	(20)									New Lenox, IL
Term Loan	(12)		First Lien	3M L+6.25%	1.00%	8.89%		4/11/2019	4/11/2024	Capital Equipment	$8,000,000	7,923,265	7,923,200	2.93%
Cool Supply Holdings, LLC Class A Common Units	(4)		Equity					4/11/2019			500,000 units	500,000	500,000	0.19%
Total												$8,423,265	$8,423,200	3.12%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2019

Investments	Footnotes		Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
National Trench Safety, LLC, et al										Houston, TX
Term Loan (SBIC)	(2)		Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,891,076	9,950,000	3.68%
NTS Investors, LP Class A Common Units	(4)		Equity					3/31/2017			2,335 units	500,000	440,000	0.16%
Total												$10,391,076	$10,390,000	3.84%
NGS US Finco, LLC										Bradford, PA
Term Loan (SBIC)	(2)(12)		Second Lien	1M L+8.50%	1.00%	10.90%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,860,562	9,500,000	3.52%
NS412, LLC										Dallas, TX
Term Loan	(12)		Second Lien	3M L+8.50%	1.00%	10.83%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,465,508	7,465,746	2.76%
NS Group Holding Company, LLC Class A Common Units	(4)		Equity					5/6/2019			750 shares	750,000	750,000	0.28%
Total												$8,215,508	$8,215,746	3.04%
Nutritional Medicinals, LLC	(24)									Centerville, OH
Term Loan	(12)		First Lien	3M L+6.00%	1.00%	8.33%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$15,422,500	15,148,164	14,882,713	5.51%
Functional Aggregator, LLC Common Units	(4)		Equity					11/15/2018			12,500 shares	1,250,000	1,200,000	0.44%
Total												$16,398,164	$16,082,713	5.95%
PCP MT Aggregator Holdings, L.P.										Oak Brook, IL
Common LP Units	(4)		Equity					3/29/2019		Finance	750,000 shares	0	750,000	0.28%
Premiere Digital Services, Inc.										Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)		First Lien	3M L+5.50%	1.50%	9.10%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$8,250,000	8,038,463	7,878,750	2.92%
Term Loan	(13)(22)		First Lien	3M L+5.50%	1.50%	9.10%		10/18/2018	10/18/2023		$2,428,772	2,366,496	2,319,478	0.86%
Premiere Digital Holdings, Inc., Common Stock	(4)		Equity					10/18/2018			5,000 shares	50,000	50,000	0.02%
Premiere Digital Holdings, Inc., Preferred Stock	(4)		Equity					10/18/2018			4,500 shares	450,000	470,000	0.17%
Total												$10,904,959	$10,718,228	3.97%
Price for Profit, LLC	(17)									Cleveland, OH
Term Loan (SBIC)	(2)(12)		First Lien	3M L+6.50%	1.00%	8.83%		1/31/2018	1/31/2023	Services: Business	$6,000,000	5,909,303	6,000,000	2.22%
I2P Holdings, LLC, Series A Preferred	(4)		Equity					1/31/2018			750,000 shares	750,000	2,130,000	0.79%
Total												$6,659,303	$8,130,000	3.01%
Protect America, Inc.										Austin TX
Term Loan (SBIC)	(2)(6)(12)(26)		Second Lien	3M L+7.75%	1.00%	10.13%	0.00%	8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,779,178	15,192,888	5.62%
Refac Optical Group, et al										Blackwood, NJ
Revolver	(9)(11)(12)	(28)	First Lien	1M L+8.00%		0.00%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.33%
Term A Loan	(9)(12)	(28)	First Lien	1M L+8.00%		0.00%		11/7/2012	9/30/2018		$472,968	472,968	472,968	0.18%
Term B Loan	(6)(9)(12)	(28)	First Lien	1M L+10.75%		0.00%	0.00%	11/7/2012	9/30/2018		$6,539,666	6,539,666	6,408,873	2.37%
Total												$7,892,634	$7,761,841	2.88
Skopos Financial, LLC										Irving, TX
Term Loan	(5)		Unsecured	12.00%		12.00%		1/31/2014	1/31/2020	Finance	$17,500,000	17,500,000	17,325,000	6.41%
Skopos Financial Group, LLC Series A Preferred Units	(4)(5)		Equity					1/31/2014			1,120,684 units	1,162,544	1,110,000	0.41%
Total												$18,662,544	$18,435,000	6.82%
Specified Air Solutions, LLC										Buffalo, NY
Class A Common Units	(4)		Equity					6/30/2017		Construction & Building	3,846 shares	0	250,000	0.09%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	8.83%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,574,594	14,517,153	14,355,975	5.31%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	530,000	0.20%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	60,000	0.02%
Total											$14,735,639	$14,945,975	5.53%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	9.82%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,146,404	20,571,583	7.62%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,294,079	6,321,330	2.34%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	550,000	0.20%
Total											$6,794,079	$6,871,330	2.54%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	13.08%		10/21/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,803,887	5,875,000	2.17%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	310,000	0.11%
Total											$6,035,408	$6,185,000	2.28%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015		Finance	441 units	441,000	510,000	0.19%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			50 Units	50,000	60,000	0.02
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,000	0.00%
Total											$500,000	$580,000	0.21%
VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	11.58%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,921,690	8,910,000	3.30%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	490,000	0.18%
Total											$9,421,690	$9,400,000	3.48%
Whisps Acquisiton Corp.									Elgin, IL
Term Loan	(12)	First Lien	3M L+6.00%	0.00%	8.33%		4/26/2019	4/18/2025	Beverage, Food, & Tobacco	$10,000,000	9,805,680	9,806,000	3.63%
Whisps Holding LP Class A Common Units	(4)	Equity					4/18/2019			500,000 shares	500,000	500,000	0.19%
Total											$10,305,680	$10,306,000	3.82%
Wise Holding Corporation									Salt Lake City, UT
Term Loan	(12)(10)	Unsecured	3M L+11.00%	1.00%	0.00%		6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,239,854	0	0.00%
Delayed Draw Term Loan	(12)(21)	First Lien	P+7.5%	2.00%	0.00%		8/27/2018	6/30/2021		$253,906	253,906	41,894	0.02%
Wise Parent Company, LLC Membership Units	(4)	Equity					8/27/2018			1 units	58,594	0	0.00%
Total											$1,552,354	$41,894	0.02%
Total Non-controlled, non-affiliated investments											535,894,646	531,120,396	196.62%
Net Investments											535,894,646	531,120,396	196.62%
LIABILITIES IN EXCESS OF OTHER ASSETS												(260,994,733)	(96.62)%
NET ASSETS												270,125,663	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2019

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $10,293,712 of cash and $217,714,475 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility as defined in Note 9. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC subsidiary.
(3)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $669,231, with an interest rate of LIBOR plus 7.50% and a maturity of June 30, 2023. This investment is accruing an unused commitment fee of 0.375% per annum.
(4)	Security is non-income producing.
(5)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 90% of the Company’s total assets as of June 30, 2019.

(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 6.25% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of August 8, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(9)	Investment has been on non-accrual since November 30, 2018.
(10)	Investment has been on non-accrual since March 29, 2018.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $520,000, with an interest rate of LIBOR plus 8.00% and a maturity of September 30, 2018. This investment is not accruing an unused commitment fee.
(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(15)	Investment has been on non-accrual since October 31, 2017.
(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 6.50% and a maturity of January 31, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $61,125, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(20)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,222,222, with an interest rate of LIBOR plus 6.25% and a maturity of April 11, 2024. This investment is accruing an unused commitment fee of 1.00% per annum
(21)	Investment has been on non-accrual since October 31, 2018.
(22)	This loan is a unitranche investment.
(23)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,662,592, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is not accruing an unused commitment fee.
(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(25)	Excluded from the investment is an undrawn delayed draw term commitment in an amount not to exceed $4,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(26)	Investment has been on non-accrual since June 28, 2019.
(27)	Maturity date is under on-going negotiations with portfolio company and other lenders, if applicable.
(28)	Payments on the Company’s investment in Refac Optical Group are currently past due.

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)

December 31, 2018

Investments	Footnotes		Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
SP FGT Holdings, LLC, Class A Common	(4)		Equity					2/5/2018			1,000,000 shares	$1,000,000	$1,080,000	0.48%
Total												20,871,587	20,385,325	9.07%
Furniture Factory Outlet, LLC										Fort Smith, AR
Term Loan	(12)		First Lien	3M L+8.00%	0.50%	10.81%		6/10/2016	6/10/2021	Consumer Goods: Durable	$15,163,885	14,961,912	15,163,885	6.74%
Revolver	(12)		First Lien	3M L+8.00%	0.50%	10.81%		12/17/2018	6/10/2021		$2,500,000	2,500,000	2,500,000	1.11%
Furniture Factory Holdings, LLC Term Loan	(6)		Unsecured	11.00%			11.00%	6/10/2016	2/3/2021		$140,056	140,056	140,056	0.06%
Furniture Factory Ultimate Holdings, LP Common Units	(4)		Equity					6/10/2016			13,445 shares	94,569	210,000	0.09%
Total												17,696,537	18,013,941	8.00%
GK Holdings, Inc.										Cary, NC
Term Loan	(12)		Second Lien	3M L+10.25%	1.00%	13.05%		2/6/2015	1/30/2022	Education	$5,000,000	4,946,554	4,425,000	1.97%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(12)		Second Lien	3M L+9.00%	1.50%	11.81%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,418,420	4,252,500	1.89%
Good Source Solutions, Inc.										Carlsbad, CA
Term Loan	(13)(22)		First Lien	3M L+6.00%	1.00%	11.13%		6/29/2018	6/29/2023	Beverage, Food, & Tobacco	$18,500,000	18,158,424	17,390,000	7.73%
HV GS Acquisition, LLC Class A Preferred Units	(4)		Equity					6/29/2018			1,000 shares	1,000,000	730,000	0.32%
HV GS Acquisition, LLC Class B Common Units	(4)		Equity					6/29/2018			28,125 shares	0	0	0.00%
Total												19,158,424	18,120,000	8.05%
Grupo HIMA San Pablo, Inc., et al										San Juan, PR
Term Loan	(12)	(25)	First Lien	3M L+7.00%	1.50%	9.54%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,688,430	4,688,430	4,125,818	1.83%
Term Loan	(15)	(25)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	904,095	0.40%
Total												8,797,954	5,029,913	2.23%
ICD Intermediate Holdco 2, LLC										San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)		Second Lien	3M L+9.00%	1.00%	11.81%		1/2/2018	7/1/2024	Finance	$10,000,000	9,822,706	9,900,000	4.40%
ICD Holdings, LLC, Class A Preferred	(4)(5)		Equity					1/2/2018			9,962 shares	496,409	820,000	0.36%
Total												10,319,115	10,720,000	4.76%
J.R. Watkins, LLC										San Francisco, CA
Revolver	(12)		First Lien	3M L+6.50%	1.25%	9.31%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$1,750,000	1,750,000	1,671,250	0.74%
Term Loan (SBIC)	(2)(12)		First Lien	3M L+6.50%	1.25%	9.31%		12/22/2017	12/22/2022		$12,375,000	12,169,222	11,818,125	5.26%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)		Equity					12/22/2017			1,076 shares	1,075,758	1,090,000	0.48%
Total												14,994,980	14,579,375	6.48%

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)

December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Functional Aggregator, LLC Common Units	(4)	Equity					11/15/2018			12,500 shares	$1,250,000	$1,250,000	0.56%
Total											16,448,412	16,448,412	7.32%
OGS Holdings, Inc.									Chantilly, Virginia
Series A Convertible Preferred Stock	(4)	Equity					4/22/2014		Services: Government	11,521 shares	50,001	280,000	0.12%
Premiere Digital Services, Inc.	(10)								Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	9.60%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$8,250,000	8,019,407	8,019,407	3.57%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	9.60%		10/18/2018	10/18/2023		$2,428,772	2,360,887	2,360,887	1.05%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	50,000	0.02%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	450,000	450,000	0.20%
Total											10,880,294	10,880,294	4.84%
Price for Profit, LLC	(17)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	9.31%		1/31/2018	1/31/2023	Services: Business	$8,818,907	8,669,840	8,774,812	3.90%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	1,460,000	0.65%
Total											9,419,840	10,234,812	4.55%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)	Second Lien	3M L+9.75%	1.00%	10.56%	2.00%	8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,710,359	17,530,255	7.80%
Refac Optical Group, et al	(11)								Blackwood, NJ
Revolver	(9)(10)(12)(26)	First Lien	1M L+8.00%		0.00%		11/7/2012	9/30/2018	Retail	$880,000	880,000	880,000	0.39%
Term A Loan	(9)(12)(26)	First Lien	1M L+8.00%		0.00%		11/7/2012	9/30/2018		$472,968	472,968	472,968	0.21%
Term B Loan	(6)(9)(12)(26)	First Lien	1M L+10.75%		0.00%	0.00%	11/7/2012	9/30/2018		$6,539,666	6,539,666	5,787,604	2.57%
Total											7,892,634	7,140,572	3.17
Resolute Industrial, LLC									Wheeling, IL
Resolute Industrial Holdings, LLC Class A Preferred Units	(4)	Equity					7/26/2017		Capital Equipment	601 units	750,000	1,300,000	0.58%
Total													%
Roberts-Gordon, LLC									Buffalo, NY
Specified Air Solutions, LLC Class A Common Units	(4)	Equity					6/30/2017		Construction & Building	3,846 shares	0	250,000	0.11%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2020	Finance	$17,500,000	17,494,460	17,150,000	7.63%
Skopos Financial Group, LLC Class A Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	1,110,000	0.49%
Total											18,657,004	18,260,000	8.12%

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)

December 31, 2018

(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 6.50% and a maturity of January 31, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,222,494, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(20)	Investment has been on non-accrual since March 29, 2018.

(21)	Investment has been on non-accrual since October 31, 2018.

(22)	This loan is a unitranche investment.

(23)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,662,592, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(25)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.

(26)	Payments on the Company’s investment in Refac Optical Group are currently past due.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

See accompanying notes to these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

As of June 30, 2019, the Company had issued a total of 18,905,959 shares and raised $278,343,671 in gross proceeds since Inception, incurring $8,863,337 in offering expenses and sales load fees for net proceeds from offerings of $269,480,334. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

The SBIC license allows the SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiary’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default. SBA regulations currently limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of both June 30, 2019 and December 31, 2018, the SBIC subsidiary had $75,000,000 of regulatory capital and had $150,000,000 of SBA-guaranteed debentures outstanding. See footnote 2 of the Consolidated Schedule of Investments for additional information regarding the treatment of SBIC investments with respect to the Credit Facility.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by shareholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2019, our asset coverage ratio was 312%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2019 and June 30, 2018 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018. In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

At June 30, 2019, cash balances totaling $79,995 were lower than the FDIC insurance protection levels of $250,000. In addition, at June 30, 2019, the Company held $18,138,308 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. As of June 30, 2019 and December 31, 2018, the Company had incurred $56,510 and $18,673 of costs related to the preparation of registration statements, respectively, which were capitalized as the offerings had not yet occurred. See Note 4 for further discussion.

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
June 30, 2019
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

A presentation of the interest income we have received from portfolio companies for the three and six months ended June 30, 2019 and 2018 is as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Loan interest	$12,728,709	$11,463,100	$25,754,902	$21,564,986
PIK income	23,515	145,961	65,356	294,966
Fee amortization income(1)	495,158	408,030	941,068	765,084
Fee income acceleration(2)	358,479	197,676	469,934	317,478
Total Interest Income	$13,605,861	$12,214,767	$27,231,260	$22,942,514

(1)	Includes amortization of fees on unfunded commitments.

(2)	Unamortized loan origination fees recognized upon realization.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Management considers portfolio specific circumstances as well as other economic factors in determining collectability. As of June 30, 2019, we had four loans on non-accrual status which represented approximately 6.1% of our loan portfolio at cost and 4.8% at fair value. As of December 31, 2018, we had four loans on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value. As of June 30, 2019 and December 31, 2018, $3,195,897 and $1,856,272 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2018, the Company had approximately $9,300,000 of undistributed taxable income that has carried forward toward distributions to be paid in 2019.

Income tax expense of $342,384 and $355,128 for the three and six months ended June 30, 2019, respectively, is related to state and excise taxes. Included in other general and administrative expense for the three and six months ended June 30, 2018 is a refund of $37,648 related to excise taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of June 30, 2019 and December 31, 2018, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and six months ended June 30, 2019 and 2018, were de minimis.

The Taxable Subsidiaries are direct wholly owned subsidiaries of the Company that have elected to be taxable entities. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies that are “pass through” entities for tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2019, the Company recorded deferred income tax provision of $27,300 and $39,901, respectively, related to the Taxable Subsidiaries. For both the three and six months ended June 30, 2018, the Company recorded deferred income tax benefit of $9,194, related to the Taxable Subsidiaries. In addition, as of June 30, 2019 and December 31, 2018, the Company had a deferred tax liability of $107,854 and $67,953, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

Securities Exchange Commission (“SEC”) Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532 (the “Rule”), Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, outdated or superseded. The Rule is intended to facilitate the disclosure of information to investors and simplify compliance. The Company has adopted the Rule. The Rule included amendments to Regulation S-X (the “Amendments”), including revisions to Rule 6-04.17 under Regulation S-X to remove the requirement to separately state the book basis components of net assets on the Consolidated Statement of Assets and Liabilities: undistributed (over distribution of) net investment income, accumulated undistributed net realized gains (losses), and net unrealized appreciation (depreciation). Instead, consistent with U.S. GAAP, funds are required to disclose total distributable earnings. Additionally, the Amendments remove the requirement to separately state the source of distributions paid and the requirement to parenthetically state the book basis amount of undistributed (over distribution of) net investment income on the Consolidated Statement of Changes in Net Assets. The Company’s Consolidated Statement of Assets and Liabilities and Consolidated Statement of Changes in Net Assets for the current and comparative reporting period have been modified to conform to the rule.

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

For the three and six months ended June 30, 2019, the Company recorded an expense for base management fees of $2,304,362 and $4,527,007, respectively. For the three and six months ended June 30, 2018, the Company recorded an expense for base management fees of $2,049,023 and $3,797,919, respectively. As of June 30, 2019 and December 31, 2018, $1,804,362 and $2,183,975, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

For the three and six months ended June 30, 2019, the Company incurred $1,382,814 and $2,756,668, respectively, of Income Incentive Fees. For the three and six months ended June 30, 2018, the Company incurred $1,312,314 and $2,281,140, respectively, of Income Incentive Fees. As of June 30, 2019 and December 31, 2018, $1,618,170 and $1,936,538, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,398,971 and $1,675,804, respectively, were currently payable (as explained below). As of June 30, 2019 and December 31, 2018, $219,199 and $260,734 respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2019, the Company accrued $115,856 and $1,277,613, respectively, related to the Capital Gains incentive fee. The Company accrued $522,019 of Capital Gains incentive fee for both the three and six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, $1,358,651 and $81,038, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income Incentive Fees Incurred	$1,382,814	$1,312,314	$2,756,668	$2,281,140
Capital Gains Incentive Fee Accrued	115,856	522,019	1,277,613	522,019
Incentive Fee Expense	$1,498,670	$1,834,333	$4,034,281	$2,803,159

	June 30,	December 31,
	2019	2018
Investment Income Incentive Fee Currently Payable	$1,398,971	$1,675,804
Investment Income Incentive Fee Deferred	219,199	260,734
Capital Gains Incentive Fee Deferred	1,358,651	81,038
Incentive Fee Payable	$2,976,821	$2,017,576

Director Fees

For the three and six months ended June 30, 2019, the Company recorded an expense relating to director fees of $113,000 and $217,000, respectively. For the three and six months ended June 30, 2018, the Company recorded an expense relating to director fees of $79,000 and $171,000, respectively. As of both June 30, 2019 and December 31, 2018, no fees were payable to the Company’s independent directors.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both June 30, 2019 and December 31, 2018, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

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

For the three and six months ended June 30, 2019, the Company recorded expenses of $368,519 and $728,663, respectively, relating to the administration agreement with Stellus Capital. For the three and six months ended June 30, 2018, the Company recorded expenses of $263,671 and $577,504, respectively, relating to the administration agreement with Stellus Capital. These amounts are included in administrative service expenses on the Statement of Operations. As of June 30, 2019 and December 31, 2018, $368,519 and $323,188, respectively, remained payable to Stellus Capital relating to the administration agreement.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
June 30, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
Fiscal 2018
January 11, 2018	January 31, 2018	February 15, 2018	$0.1133
January 11, 2018	February 28, 2018	March 15, 2018	$0.1133
January 11, 2018	March 29, 2018	April 13, 2018	$0.1133
April 16, 2018	April 30, 2018	May 15, 2018	$0.1133
April 16, 2018	May 31, 2018	June 15, 2018	$0.1133
April 16, 2018	June 29, 2018	July 13, 2018	$0.1133
July 12, 2018	July 31, 2018	August 15, 2018	$0.1133
July 12, 2018	August 31, 2018	September 14, 2018	$0.1133
July 12, 2018	September 28, 2018	October 15, 2018	$0.1133
October 16, 2018	October 31, 2018	November 15, 2018	$0.1133
October 16, 2018	November 29, 2018	December 14, 2018	$0.1133
October 16, 2018	December 31, 2018	January 15, 2019	$0.1133
Fiscal 2019
January 11, 2019	January 31, 2019	February 15, 2019	$0.1133
January 11, 2019	February 28, 2019	March 15, 2019	$0.1133
January 11, 2019	March 29, 2019	April 15, 2019	$0.1133
April 11, 2019	April 30, 2019	May 15, 2019	$0.1133
April 11, 2019	May 31, 2019	June 14, 2019	$0.1133
April 11, 2019	June 28, 2019	July 15, 2019	$0.1133
Total			$9.0840

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued no shares through the DRIP during the six months ended June 30, 2019. The Company issued 7,931 shares in connection with the DRIP during the six months ended June 30, 2018.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds (1)(2)	fees	Expenses	Proceeds	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	11.85
Six months ended June 30, 2019	2,952,149	42,600,691	1,003,730	293,072	41,303,889	14.43
Total	18,905,959	$278,343,671	$7,397,840	$1,465,497	$269,480,334

(1)	Net of partial share transactions. Such share redemptions impacted gross proceeds by $1,181, $(1,051), $(142), $(31) and $(29) in 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes common shares issued under the DRIP of $0 for the six months ended June 30, 2019, $94,788 during the year ended December 31, 2018, $0 for the years ended December 31, 2017, 2016 and 2015, and $398,505, $930,385, $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company issued 0 and 7,931 shares, respectively, of common stock through the DRIP for the six months ended June 30, 2019 and the year ended December 31, 2018.

The Company has issued 2,952,149 shares during the six months ended June 30, 2019 in a secondary offering on March 15, 2019 and the underwriters’ exercise of their overallotment option on April 11, 2019. Gross proceeds resulting from the secondary offering totaled $42,599,510 and underwriting and other expenses totaled $1,296,803. The per share offering price for the secondary offering was $14.43.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and six ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net increase in net assets resulting from operations	$5,994,683	$7,603,246	$16,137,125	$14,947,175
Weighted average common shares	18,883,745	15,953,810	17,624,385	15,953,328
Basic and diluted earnings per common share	$0.32	$0.48	$0.92	$0.94

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
June 30, 2019
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

At June 30, 2019, the Company had investments in 57 portfolio companies. The total fair value and cost of the investments were $531,120,396 and $535,894,646, respectively. The composition of our investments as of June 30, 2019 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$351,753,878	$346,755,590
Senior Secured – Second Lien	132,424,144	125,208,065
Unsecured Debt	25,470,780	23,986,741
Equity	26,245,844	35,170,000
Total Investments	$535,894,646	$531,120,396

(1) Includes unitranche investments, which account for 19.8% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2019 and December 31, 2018, the Company had eleven and eleven such investments with aggregate unfunded commitments of $18,551,836 and $21,213,962, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2019 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$346,755,590	$346,755,590
Senior Secured – Second Lien	—	—	125,208,065	125,208,065
Unsecured Debt	—	—	23,986,741	23,986,741
Equity	—	—	35,170,000	35,170,000
Total Investments	$—	$—	$531,120,396	$531,120,396

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2018 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$292,004,982	$292,004,982
Senior Secured – Second Lien	—	—	149,661,220	149,661,220
Unsecured Debt	—	—	23,697,466	23,697,466
Equity	—	—	39,120,000	39,120,000
Total Investments	$—	$—	$504,483,668	$504,483,668

The aggregate values of Level 3 portfolio investments changed during the six months ended June 30, 2019 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$292,004,982	$149,661,220	$23,697,466	$39,120,000	$504,483,668
Purchases of investments	66,813,416	7,462,700	—	3,873,756	78,149,872
Payment-in-kind interest	—	46,200	19,156	—	65,356
Sales and Redemptions	(13,554,940)	(30,739,476)	(2,694,622)	(11,836,955)	(58,825,993)
Realized Gains	—	—	2,694,622	10,249,831	12,944,453
Change in unrealized appreciation (depreciation) included in earnings	962,318	(1,494,687)	254,732	(6,236,632)	(6,514,269)
Amortization of premium and accretion of discount, net	529,814	272,108	15,387	—	817,309
Fair value at end of period	$346,755,590	$125,208,065	$23,986,741	$35,170,000	$531,120,396

There were no Level 3 transfers during the six months ended June 30, 2019.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2019:

			% of Total
	Cost	Fair Value	Investments
California	$86,635,533	$86,391,041	16.27%
Texas	89,164,793	85,842,800	16.15%
New Jersey	60,496,635	59,612,466	11.22%
Ohio	51,173,817	51,822,713	9.76%
Illinois	44,127,400	47,034,474	8.86%
Canada	21,146,404	20,571,583	3.87%
New York	20,058,948	20,311,554	3.82%
Tennessee	20,530,518	20,252,845	3.81%
Arizona	18,570,481	19,321,504	3.64%
South Carolina	19,900,099	18,858,828	3.55%
Maryland	17,170,092	17,412,500	3.28%
Pennsylvania	17,384,460	17,156,213	3.23%
Indiana	14,120,916	14,215,419	2.68%
Arkansas	14,882,216	13,742,446	2.59%
Wisconsin	11,401,162	11,109,280	2.09%
Colorado	10,746,335	10,521,500	1.98%
Georgia	1,504,250	5,810,000	1.09%
Puerto Rico	8,674,814	5,081,336	0.96%
North Carolina	4,954,053	4,450,000	0.84%
Massachusetts	1,317,406	930,000	0.18%
Missouri	139,656	630,000	0.12%
Utah	1,552,354	41,894	0.01%
Florida	242,304	-	-%
	$535,894,646	$531,120,396	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of June 30, 2019:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$83,632,718	$88,860,972	16.73%
Healthcare & Pharmaceuticals	82,652,811	79,582,011	14.98%
Consumer Goods: Durable	41,398,564	40,326,694	7.59%
Media: Broadcasting & Subscription	37,111,436	37,021,074	6.98%
Finance	29,703,401	30,815,000	5.80%
Beverage, Food, & Tobacco	31,046,513	28,775,394	5.42%
Retail	27,792,733	26,620,669	5.01%
Education	26,604,601	25,680,000	4.84%
Software	22,978,346	23,570,000	4.44%
Services: Consumer	26,236,990	23,408,634	4.41%
High Tech Industries	21,146,404	20,571,583	3.87%
Automotive	17,118,086	17,162,463	3.23%
Capital Equipment	15,217,344	15,294,530	2.88%
Energy: Oil & Gas	13,342,910	14,991,941	2.82%
Consumer goods: non-durable	14,955,588	14,089,063	2.65%
Chemicals, Plastics, & Rubber	11,857,277	11,661,088	2.20%
Containers, Packaging, & Glass	11,401,162	11,109,280	2.09%
Construction & Building	10,391,076	10,640,000	2.00%
Utilities: Oil & Gas	9,860,562	9,500,000	1.79%
Insurance	500,000	650,000	0.12%
Hotel, Gaming, & Leisure	-	440,000	0.08%
Environmental Industries	946,124	350,000	0.07%
	$535,894,646	$531,120,396	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2019:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-2.07% to 6.79% (0.98%)
		Income/Market	Risk free rates	-1.44% to 0.66% (-0.79%)
First lien debt	$346,755,590	approach (2)	Market multiples	5x to 36x (12x)(4)

			HY credit spreads,	-0.65% to 5.43% (0.58%)
		Income/Market	Risk free rates	-1.28% to 0.55% (-0.26%)
Second lien debt	$125,208,065	approach (2)	Market multiples	6x to 31x (15x)(4)

			HY credit spreads,	-0.27% to -0.19% (-0.23%)
		Income/Market	Risk free rates	-0.40% to -0.13% (-0.27%)
Unsecured debt	$23,986,741	approach (2)	Market multiples	1x to 23x (4x)(4)

			Underwriting multiple/
Equity investments	$35,170,000	Market approach (5)	EBITDA Multiple	2x to 15x (9.5x)
Total Long Term Level 3 Investments	$531,120,396

(1)	Weighted average based on fair value as of June 30, 2019.

(2)	Included but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.07% (-207 basis points) to 6.79% (679 basis points). The average of all changes was 0.98% (98 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

As of June 30, 2019, the Company had $18,551,836 of unfunded commitments to provide debt financing to eleven existing portfolio companies. As of December 31, 2018, the Company had $21,213,961 of unfunded commitments to provide debt to eleven existing portfolio companies. As of June 30, 2019, the Company had sufficient liquidity through cash on hand and available borrowings under the Credit Facility to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	six months	six months
	ended	ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$14.09	$13.81
Net investment income	0.55	0.58
Change in unrealized appreciation (depreciation)	(0.36)	0.21
Net realized gain	0.73	0.15
Total from investment operations	$0.92	$0.94

Offering Cost	(0.02)	—
Stockholder distributions from:
Net investment income	(0.68)	(0.68)
Other(6)	(0.02)
Net asset value at end of period	$14.29	$14.07

Per share market value at end of period	$13.83	$12.78
Total return based on market value(2)	12.8%	1.9%
Weighted average shares outstanding	17,624,385	15,953,328

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$270,125,663	$224,443,455
Weighted Average net assets	$246,690,953	$221,283,939
Annualized ratio of gross operating expenses to net assets(5)	14.94%	13.06%
Annualized ratio of interest expense and other fees to net assets	5.75%	4.99%
Annualized ratio of net investment income to net assets(5)	7.95%	8.38%
Portfolio Turnover(3)	11.36%	10.55%
Notes payable	$48,875,000	$48,875,000
Credit Facility payable	$78,800,000	$119,300,000
SBA Debentures	$150,000,000	$130,000,000
Asset coverage ratio(4)	3.12 x	2.33 x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)	Calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.

(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(5)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments in Taxable Subsidiaries of $39,901 and $9,194, respectively, for the six months ended June 30, 2019 and June 30, 2018, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the six months ended June 30, 2019 and 2018 is .03% and <0.01%, respectively.

(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

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
June 30, 2019
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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2019, the Company was in compliance with these covenants.

As of June 30, 2019 and December 31, 2018, the outstanding balance under the Credit Facility was $78,800,000 and $99,550,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company incurred costs of $1,510,018 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of June 30, 2019 and December 31, 2018, $1,063,783 and $1,312,773 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	June 30,	December 31,
	2019	2018
Credit Facility payable	$78,800,000	$99,550,000
Prepaid loan structure fees	1,063,783	1,312,773
Credit facility payable, net of prepaid loan structure fees	$77,736,217	$98,237,227

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2019 and 2018:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Interest expense	$882,002	$937,872	$2,137,047	$1,686,634
Loan fee amortization	116,456	95,409	231,633	187,076
Commitment fees on unused portion	138,850	73,440	239,149	161,423
Administration fees	8,726	8,702	17,356	23,258
Total interest and financing expenses	$1,146,034	$1,115,423	$2,625,185	$2,058,391

Weighted average interest rate	5.1%	4.6%	5.1%	4.5%
Effective interest rate	6.6%	5.0%	6.3%	5.0%
Average debt outstanding	$69,500,550	$81,547,253	$84,547,238	$74,911,878

Cash paid for interest and unused fees	$1,008,316	$1,083,045	$2,192,856	$1,731,063

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both June 30, 2019 and December 31, 2018, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $225,174,383 and $225,525,663 in assets at June 30, 2019 and December 31, 2018, respectively, which accounted for approximately 40.7% and 42.9% of our total consolidated assets at June 30, 2019 and December 31, 2018, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both June 30, 2019 and December 31, 2018, the SBIC subsidiary had $150,000,000 of the SBA-guaranteed Debentures outstanding. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of June 30, 2019:

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

As of June 30, 2019 and December 31, 2018, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2019 and December 31, 2018, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of June 30, 2019, the Company has incurred $5,137,500 in financing costs related to the SBA-guaranteed debentures since receiving our license, which were recorded as prepaid loan fees. As of June 30, 2019 and December 31, 2018, $3,312,504 and $3,612,198 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	June 30,	December 31,
	2019	2018
SBA debentures payable	$150,000,000	$150,000,000
Prepaid loan fees	3,312,504	3,612,198
SBA Debentures, net of prepaid loan fees	$146,687,496	$146,387,802

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Interest expense	$1,277,109	$930,586	$2,539,185	$1,566,156
Debenture fee amortization	150,675	179,937	299,694	280,605
Total interest and financing expenses	$1,427,784	$1,110,523	$2,838,879	$1,846,761

Weighted average interest rate	3.4%	3.1%	3.4%	3.0%
Effective interest rate	3.8%	3.8%	3.8%	3.6%
Average debt outstanding	$150,000,000	$118,571,429	$150,000,000	$104,364,641

Cash paid for interest	$—	$—	$2,429,887	$1,161,490

NOTE 11 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “2019 Notes”), due on April 30, 2019. The Company redeemed all $25,000,000 in aggregate principal amount of the 2019 Notes on September 20, 2017 at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.

There was no interest expense or deferred financing costs on the 2019 Notes for the three and six months ended June 30, 2019 and 2018.

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

The Company used all of the net proceeds from the offering of the 2022 Notes to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of both June 30, 2019 and December 31, 2018, the aggregate carrying amount of the 2022 Notes was approximately $48,875,000 and the fair value of the Notes was approximately $49,924,053 and $47,604,250, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

In connection with the issuance and maintenance of the 2022 Notes, the Company has incurred $1,688,961 of fees, which are being amortized over the term of the 2022 Notes, of which $1,068,366 and $1,233,203 remains to be amortized as of June 30, 2019 and December 31, 2018, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Interest expense	$702,578	$702,578	$1,405,156	$1,405,156
Deferred financing costs	82,874	82,874	164,837	164,837
Administration fees	—	1,246	—	2,479
Total interest and financing expenses	$785,452	$786,698	$1,569,993	$1,572,472

Weighted average interest rate	5.8%	5.8%	5.8%	5.8%
Effective interest rate	6.4%	6.5%	6.5%	6.5%
Average debt outstanding	$48,875,000	$48,875,000	$48,875,000	$48,875,000
Cash paid for interest	$702,578	$702,578	$1,405,156	$1,405,156

The following is a summary of the 2022 Notes Payable, net of deferred financing costs:

	June 30,	December 31,
	2019	2018
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	1,068,366	1,233,203
Notes payable, net of deferred financing costs	$47,806,634	$47,641,797

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

NOTE 12 — SUBSEQUENT EVENTS

Corporate Governance

At our 2019 annual stockholders meeting on July 22, 2019, our stockholders approved a proposal authorizing us to sell shares of our common stock equal to up to 25% of our outstanding common stock at a price below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on the earlier of our 2020 annual stockholder meeting or July 22, 2020, the one year anniversary of our 2019 annual stockholders meeting. We will need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

Investment Portfolio

On July 1, 2019, the Company invested $17,250,000 in the first lien term loan of PCS Software, Inc., a provider of integrated transportation management software for the inland trucking industry. Additionally, the Company committed $3,750,000 in the unfunded delayed draw term loan and $1,500,000 in the unfunded revolver. The Company also invested $325,000 in the equity of the company.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

On July 17, 2019, the Company invested $16,678,899 in the first lien term loan of Integrated Oncology Network, LLC, a provider of radiation oncology center management services. Additionally, the Company committed $2,767,584 in the unfunded delayed draw term loan and $553,517 in the unfunded revolver.

On July 23, 2019, the Company invested $56,818 in the equity of J.R. Watkins Holding, Inc., an existing portfolio company.

Credit Facility

The outstanding balance under the Credit Facility as of August 7, 2019 was $103,050,000.

Dividend Declared

On July 3, 2019, the Company’s board of directors declared a regular monthly dividend for each of July, August, and September 2019 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/3/2019	7/30/2019	7/31/2019	8/15/2019	$0.1133
7/3/2019	8/29/2019	8/30/2019	9/13/2019	$0.1133
7/3/2019	9/27/2019	9/30/2019	10/15/2019	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

STELLUS CAPITAL INVESTMENT CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

For the six months ended June 30, 2019

(dollars in thousands)

Company	Investment(1)	December 31, 2018 Fair Value	Amount of Realized Gain / (Loss)	Amount of Unrealized Gain / (Loss)	Amount of Interest, Fees or Dividends Credit to Income(2)	Gross Additions(3)	Gross Reductions(4)	June 30, 2019 Fair Value
Non-control investments
Affiliate investments

Glori Energy Production Inc.	Class A Common Units	$50	$-	$2	$-	$-	$(52)	$-
Total Non-Control/Affiliate investments		$50	$-	$2	$-	$-	$(52)	$-

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

This schedule should be read in conjunction with Stellus’s consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)	The principal amount and ownership detail for equity investments is included in the consolidated schedule of investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in "Amounts from investments transferred from other 1940 Act classifications during the period."

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include the movement of an existing portfolio company into this category and out of a different category.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include the movement of an existing portfolio company out of this category and into a different category. During the six months ended June 30, 2019, all gross reductions on our affiliated investment were repayments of our investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2019, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

On April 4, 2018, the Board, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at our 2018 annual meeting of stockholders. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2018. As of June 30, 2019, our asset coverage ratio was 312%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of June 30, 2019, we had $531.1 million (at fair value) invested in 57 portfolio companies. As of June 30, 2019, our portfolio included approximately 65% of first lien debt, 24% of second lien debt, 5% of unsecured debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2019 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$351,753,878	$346,755,590
Senior Secured – Second Lien	132,424,144	125,208,065
Unsecured Debt	25,470,780	23,986,741
Equity	26,245,844	35,170,000
Total Investments	$535,894,646	$531,120,396

(1) Includes unitranche investments, which account for 19.8% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2019 and December 31, 2018, we had unfunded commitments of $18.6 million and $21.2 million, respectively, to provide debt financing for eleven portfolio companies. As of June 30, 2019, we had sufficient liquidity through cash on hand and available borrowings under the Credit Facility to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2019:

			% of Total
	Cost	Fair Value	Investments
California	$86,635,533	$86,391,041	16.27%
Texas	89,164,793	85,842,800	16.15%
New Jersey	60,496,635	59,612,466	11.22%
Ohio	51,173,817	51,822,713	9.76%
Illinois	44,127,400	47,034,474	8.86%
Canada	21,146,404	20,571,583	3.87%
New York	20,058,948	20,311,554	3.82%
Tennessee	20,530,518	20,252,845	3.81%
Arizona	18,570,481	19,321,504	3.64%
South Carolina	19,900,099	18,858,828	3.55%
Maryland	17,170,092	17,412,500	3.28%
Pennsylvania	17,384,460	17,156,213	3.23%
Indiana	14,120,916	14,215,419	2.68%
Arkansas	14,882,216	13,742,446	2.59%
Wisconsin	11,401,162	11,109,280	2.09%
Colorado	10,746,335	10,521,500	1.98%
Georgia	1,504,250	5,810,000	1.09%
Puerto Rico	8,674,814	5,081,336	0.96%
North Carolina	4,954,053	4,450,000	0.84%
Massachusetts	1,317,406	930,000	0.18%
Missouri	139,656	630,000	0.12%
Utah	1,552,354	41,894	0.01%
Florida	242,304	-	-%
	$535,894,646	$531,120,396	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2018:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	100,229,354	97,474,226	19.32%
California	86,550,134	85,880,918	17.03%
New Jersey	43,513,698	41,473,072	8.22%
Ohio	36,209,514	36,273,224	7.19%
Illinois	19,941,053	29,880,018	5.92%
Canada	27,902,537	27,935,931	5.54%
Arizona	21,682,522	21,603,741	4.28%
South Carolina	20,871,587	20,385,325	4.04%
New York	20,446,690	20,287,086	4.02%
Tennessee	20,117,218	19,381,134	3.84%
Arkansas	17,696,537	18,013,941	3.57%
Pennsylvania	17,732,831	17,824,372	3.53%
Maryland	17,237,500	17,237,500	3.42%
Wisconsin	11,437,711	10,869,000	2.15%
Colorado	10,777,822	10,777,822	2.14%
Georgia	5,988,728	9,820,000	1.95%
Indiana	7,363,628	7,087,500	1.40%
Puerto Rico	8,797,954	5,029,913	1.00%
North Carolina	4,946,554	4,425,000	0.88%
Massachusetts	1,317,406	1,670,000	0.33%
Missouri	139,656	670,000	0.13%
Virginia	50,001	280,000	0.06%
Florida	242,304	110,000	0.02%
Utah	1,550,710	93,945	0.02%
	$502,743,649	$504,483,668	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2019:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$83,632,718	$88,860,972	16.73%
Healthcare & Pharmaceuticals	82,652,811	79,582,011	14.98%
Consumer Goods: Durable	41,398,564	40,326,694	7.59%
Media: Broadcasting & Subscription	37,111,436	37,021,074	6.98%
Finance	29,703,401	30,815,000	5.80%
Beverage, Food, & Tobacco	31,046,513	28,775,394	5.42%
Retail	27,792,733	26,620,669	5.01%
Education	26,604,601	25,680,000	4.84%
Software	22,978,346	23,570,000	4.44%
Services: Consumer	26,236,990	23,408,634	4.41%
High Tech Industries	21,146,404	20,571,583	3.87%
Automotive	17,118,086	17,162,463	3.23%
Capital Equipment	15,217,344	15,294,530	2.88%
Energy: Oil & Gas	13,342,910	14,991,941	2.82%
Consumer goods: non-durable	14,955,588	14,089,063	2.65%
Chemicals, Plastics, & Rubber	11,857,277	11,661,088	2.20%
Containers, Packaging, & Glass	11,401,162	11,109,280	2.09%
Construction & Building	10,391,076	10,640,000	2.00%
Utilities: Oil & Gas	9,860,562	9,500,000	1.79%
Insurance	500,000	650,000	0.12%
Hotel, Gaming, & Leisure	-	440,000	0.08%
Environmental Industries	946,124	350,000	0.07%
	$535,894,646	$531,120,396	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$60,784,467	$63,810,643	12.65%
Healthcare & Pharmaceuticals	58,682,811	54,785,327	10.86%
Consumer Goods: Durable	44,218,515	44,049,052	8.73%
Finance	34,208,412	41,910,000	8.30%
Software	37,427,547	38,026,250	7.54%
Media: Broadcasting & Subscription	38,137,844	37,733,004	7.48%
Retail	28,764,221	27,525,897	5.45%
Education	26,562,249	25,325,000	5.02%
High Tech Industries	21,094,192	21,094,192	4.18%
Beverage, Food, & Tobacco	20,709,134	18,213,945	3.61%
Services: Consumer	17,952,663	17,640,255	3.50%
Automotive	17,457,259	17,282,187	3.43%
Energy: Oil & Gas	14,312,328	15,542,102	3.08%
Consumer goods: non-durable	14,994,980	14,579,375	2.89%
Chemicals, Plastics, & Rubber	11,835,100	11,707,835	2.32%
Containers, Packaging, & Glass	11,437,711	10,869,000	2.15%
Construction & Building	10,374,827	10,280,000	2.04%
Utilities: Oil & Gas	9,853,435	9,853,435	1.95%
Capital Equipment	7,535,876	7,929,775	1.57%
Transportation: Cargo	6,808,345	6,841,739	1.36%
Insurance	5,425,301	5,460,000	1.08%
Hotel, Gaming, & Leisure	3,170,307	3,414,655	0.68%
Environmental Industries	946,124	330,000	0.07%
Services: Government	50,001	280,000	0.06%
	$502,743,649	504,483,668	100.00%

At June 30, 2019, our average portfolio company investment at amortized cost and fair value was approximately $9.4 million and $9.3 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $21.7 million and $22.6 million, respectively. At December 31, 2018, our average portfolio company investment at both amortized cost and fair value was approximately $8.9 million, and our largest portfolio company investment at amortized cost and fair value was approximately $21.6 million and $22.3 million, respectively.

At both June 30, 2019 and December 31,2018, 91% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 9% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2019 and December 31, 2018 was 9.9% and 10.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount and the impact of our loans on non-accrual status (as discussed below). The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $18.2 million and $17.5 million, respectively.

Investment Activity

During the six months ended June 30, 2019, we made an aggregate of $78.1 million (net of fees) of investments in five new portfolio companies and six existing portfolio companies. During the six months ended June 30, 2019, we received an aggregate of $58.8 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2019			As of December 31, 2018
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$81.1	15%	11	$92.5	18%	13
2	351.8	66%	32	372.3	74%	37
3	74.4	14%	10	26.8	5%	3
4	23.9	5%	3	12.8	3%	4
5	—	—%	2	0.1	—%	1
Total	$531.1	100%	58	$504.5	100%	58

(1)One portfolio company appears in two categories as of both periods

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2019, we had four loans on non-accrual status which represented approximately 6.1% of our loan portfolio at cost and 4.8% at fair value. As of December 31, 2018, we had four loans on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value.

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

Comparison of the Three Months and Six Months Ended June 30, 2019 and 2018

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at primarily floating rates. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three and six months ended June 30, 2019 and 2018 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	(dollars in millions)		(dollars in millions)
	2019	2018	2019	2018
Interest income(1)	$13.6	$12.0	$27.1	$22.7
PIK interest	-	0.2	0.1	0.2
Miscellaneous fees(1)	0.6	0.4	0.8	0.6
Total	$14.2	$12.6	$28.0	$23.5

(1)	For the three and six months ended June 30, 2019, we recognized $0.8 million and $1.1 million, respectively, of non-recurring income related to early repayments, amendments to specific loan positions, and the recognition of previously reserved income from a prior period. For the three and six months ended June 30, 2018, we recognized $0.5 million and $0.6 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staff);

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of distributing any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2019 and 2018 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	(dollars in millions)		(dollars in millions)
	2019	2018	2019	2018
Operating Expenses
Management fees	$2.3	$2.1	$4.5	$3.7
Valuation Fees	-	-	0.2	0.1
Administrative services expenses	0.4	0.3	0.8	0.7
Income incentive fees	1.4	1.3	2.7	2.3
Capital gain incentive fees	0.1	0.5	1.3	0.5
Professional fees	0.3	0.2	0.7	0.7
Directors’ fees	0.1	0.1	0.2	0.2
Insurance expense	0.1	0.1	0.2	0.2
Interest expense and other fees	3.4	3.0	7.0	5.5
Income tax expense	0.4	-	0.4	-
Other general and administrative	0.3	0.3	0.3	0.4
Total Operating Expenses	$8.8	$7.9	$18.3	$14.3

The increase in operating expenses for the respective periods was primarily due to, 1) increased interest expense due to the higher balance and pooled rates on the SBA-guaranteed debentures outstanding during the period, 2) an increase in management fees, directly related to the growth of our portfolio, 3) higher income incentive fees due to performance of the portfolio, and 4) higher capital gains incentive fees due to a positive increase in the sum of realized gains and unrealized appreciation during the current year. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such capital gain incentive fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement. See Note 2 to our consolidated financial statements for further discussion on capital gains incentive fees.

Net Investment Income

For the three months ended June 30, 2019, net investment income was $5.4 million, or $0.29 per common share (based on 18,883,745 weighted-average common shares outstanding at June 30, 2019).

For the three months ended June 30, 2018, net investment income was $4.7 million, or $0.30 per common share (based on 15,953,810 weighted-average common shares outstanding at June 30, 2018).

For the six months ended June 30, 2019, net investment income was $9.7 million, or $0.55 per common share (based on 17,624,385 weighted-average common shares outstanding at June 30, 2019).

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

Repayments and sales of investments and amortization of other certain investments for the three months ended June 30, 2019 totaled $37.0 million, and net realized gains totaled $2.7 million from a payment received from a previously impaired portfolio company.

Repayments and sales of investments and amortization of other certain investments for the three months ended June 30, 2018 totaled $30.2 million, and net realized gains totaled $1.1 million, mostly from a realization of our equity investment in a portfolio company.

Repayments and sales of investments and amortization of other certain investments for the six months ended June 30, 2019 totaled $58.8 million, and net realized gains totaled $12.9 million, from realizations of our equity investments in a few portfolio companies and a payment received from a previously impaired portfolio company.

Repayments and sales of investments and amortization of other certain investments for the six months ended June 30, 2018 totaled $45.8 million, and net realized gains totaled $2.4 million from realizations of our equity investments in a few portfolio companies.

Net Change in Unrealized Appreciation (depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended June 30, 2019 and 2018 totaled ($2.1) million and $1.8 million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the six months ended June 30, 2019 and 2018 totaled ($6.5) million and $3.3 million, respectively.

The change in unrealized appreciation for the three and six months ended June 30, 2019 as compared to the same period in 2018 was due primarily to company specific performance and the accounting reversal relating to a certain realized gain in the portfolio offset by appreciation resulting from the general tightening of credit spreads.

The change in unrealized appreciation for the three and six months ended June 30, 2018 was due primarily to company specific performance, as well as overall market performance.

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended June 30, 2019 and 2018, we recognized a provision for income tax on unrealized investments of $27.3 thousand and $9.2 thousand, respectively, for the Taxable Subsidiaries. For the six months ended June 30, 2019 and 2018, we recognized a provision for income tax on unrealized investments of $39.9 thousand and $9.2 thousand, respectively. As of June 30, 2019 and December 31, 2018, there was a deferred tax liability of $107.9 thousand and $68.0 thousand on the Consolidated Statement of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2019, net increase in net assets resulting from operations totaled $6.0 million, or $0.32 per common share (based on 18,883,745 weighted-average common shares outstanding at June 30, 2019).

For the three months ended June 30, 2018, net increase in net assets resulting from operations totaled $7.6 million, or $0.48 per common share (based on 15,953,810 weighted-average common shares outstanding at June 30, 2018).

For the six months ended June 30, 2019, net increase in net assets resulting from operations totaled $16.1 million, or $0.92 per common share (based on 17,624,385 weighted-average common shares outstanding at June 30, 2019).

For the six months ended June 30, 2018, net increase in net assets resulting from operations totaled $14.9 million, or $0.94 per common share (based on 15,953,328 weighted-average common shares outstanding at June 30, 2018).

The increase in net assets resulting from operations for the six months ended June 30, 2019 was primarily the result of realized gains on certain equity positions and higher net investment income due to portfolio growth. The per share increase in net assets resulting from operations decreased over the respective periods due to an offering in the current year which increased the number of weighted average shares outstanding. See Note 4 for further discussion on equity offerings.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $7.9 million for the six months ended June 30, 2019, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the six months ended June 30, 2019 provided cash of $8.7 million due to a secondary offering during the year, offset by repayments on our Credit Facility. See Note 4 for further discussion.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2018 annual stockholders meeting, authorizes us to sell shares at a price equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This authorization expired on June 28, 2019, the one year anniversary of our 2018 annual stockholders meeting. We received similar approval from our stockholders on July 22, 2019 at our 2019 annual stockholders meeting to issue shares below the then current net asset value per share. This approval will expire on the earlier of our 2020 annual stockholder meeting or July 22, 2020, the one year anniversary of our 2019 annual stockholders meeting. We will need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 28, 2018 (at least 200% prior to June 28, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of June 30, 2019 and December 31, 2018, our asset coverage ratio was 312% and 251%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $18.2 million and $17.5 million, respectively.

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of June 30, 2019, we were in compliance with these covenants.

As of June 30, 2019 and December 31, 2018, the outstanding balance under the Credit Facility was $78.8 million and $99.6 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $1.5 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of June 30, 2019 and December 31, 2018, $1.1 million and $1.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2019 and 2018 (in millions):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Interest expense	$0.9	$0.9	$2.1	$1.7
Loan fee amortization	0.1	0.1	0.3	0.2
Commitment fees on unused portion	0.1	0.1	0.2	0.2
Total interest and financing expenses	$1.1	$1.1	$2.6	$2.1

Weighted average interest rate	5.1%	4.6%	5.1%	4.5%
Effective interest rate	6.6%	5.0%	6.3%	5.0%
Average debt outstanding	$69.5	$81.5	$84.5	$74.9

Cash paid for interest and unused fees	$1.0	$1.1	$2.2	$1.7

SBA-Guaranteed Debentures

Due to the SBIC subsidiary’s status as a licensed SBIC, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both June 30, 2019 and December 31, 2018, the SBIC subsidiary had $75.0 million in regulatory capital, as such term is defined by the SBA.

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

On a stand-alone basis, the SBIC subsidiary held $225.2 million and $225.5 million in assets at June 30, 2019 and December 31, 2018, respectively, which accounted for approximately 40.7% and 42.9% of our total consolidated assets at June 30, 2019 and December 31, 2018, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both June 30, 2019 and December 31, 2018, the SBIC subsidiary had $150.0 million of the SBA-guaranteed Debentures outstanding. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

As of June 30, 2019 and December 31, 2018, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2019 and December 31, 2018 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of June 30, 2019, we have incurred $5.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiary received its license, which were recorded as prepaid loan fees. As of June 30, 2019 and December 31, 2018, $3.3 and $3.6 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2019 and 2018 (in millions):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Interest expense	$1.3	$0.9	$2.5	$1.5
Debenture fee amortization	0.1	0.2	0.3	0.3
Total interest and financing expenses	$1.4	$1.1	$2.8	$1.8

Weighted average interest rate	3.4%	3.1%	3.4%	3.0%
Effective interest rate	3.8%	3.8%	3.8%	3.6%
Average debt outstanding	$150.0	$118.6	$150.0	$104.4

Cash paid for interest	$-	$-	$2.4	$1.2

Notes Offering

On May 5, 2014, we closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “2019 Notes”), due on April 30, 2019. We redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017 at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.

There was no interest expense or deferred financing costs on the 2019 Notes for the three and six months ended June 30, 2019 and 2018.

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

We used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of June 30, 2019 and December 31, 2018, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million for both periods and the fair value of the Notes was approximately $49.9 million and $47.6 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $1.1 million and $1.2 million remains to be amortized as of June 30, 2019 and December 31, 2018, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and six months ended June 30, 2019 and 2018 (dollars in millions):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Interest expense	$0.7	$0.7	$1.4	$1.4
Deferred financing costs	0.1	0.1	0.2	0.2
Total interest and financing expenses	$0.8	$0.8	$1.6	$1.6

Weighted average interest rate	5.8%	5.8%	5.8%	5.8%
Effective interest rate	6.4%	6.5%	6.5%	6.5%
Average debt outstanding	$48.9	$48.9	$48.9	$48.9
Cash paid for interest	$0.7	$0.7	$1.4	$1.4

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2019 and December 31, 2018, our off-balance sheet arrangements consisted of $18.6 million and $21.2 million, respectively, of unfunded commitments to provide debt financing to eleven of our portfolio companies. As of June 30, 2019, we had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

Subsequent Events

Corporate Governance

At our 2019 annual stockholders meeting on July 22, 2019, our stockholders approved a proposal authorizing us to sell shares of our common stock equal to up to 25% of our outstanding common stock at a price below the then current net asset value per share of our common stock in one or more offerings. This authorization will expire on the earlier of our 2020 annual stockholder meeting or July 22, 2020, the one year anniversary of our 2019 annual stockholders meeting. We will need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

Investment Portfolio

On July 1, 2019, we invested $17.3 million in the first lien term loan of PCS Software, Inc., a provider of integrated transportation management software for the inland trucking industry. Additionally, we committed $3.8 million in the unfunded delayed draw term loan and $1.5 million in the unfunded revolver. We also invested $0.3 million in the equity of the company.

On July 17, 2019, we invested $16.7 million in the first lien term loan of Integrated Oncology Network, LLC, a provider of radiation oncology center management services. Additionally, we committed $2.8 million in the unfunded delayed draw term loan and $0.6 million in the unfunded revolver.

On July 23, 2019, we invested $0.1 million in the equity of J.R. Watkins Holding, Inc., an existing portfolio company.

Credit Facility

The outstanding balance under the Credit Facility as of August 7, 2019 was $103.1 million.

Dividend Declared

On July 3, 2019, the Company’s board of directors declared a regular monthly dividend for each of July, August and September 2019 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
7/3/2019	7/30/2019	7/31/2019	8/15/2019	$0.1133
7/3/2019	8/29/2019	8/30/2019	9/13/2019	$0.1133
7/3/2019	9/27/2019	9/30/2019	10/15/2019	$0.1133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At both June 30, 2019 and December 31, 2018, 91% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of June 30, 2019 and December 31, 2018, the weighted average interest rate floor on our floating rate loans was 0.95% and 0.94%, respectively.

Assuming that the Statement of Assets and Liabilities as of June 30, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$8.9	$(1.6)	$7.3
Up 150 basis points	6.7	(1.2)	5.5
Up 100 basis points	4.5	(0.8)	3.7
Up 50 basis points	2.2	(0.4)	1.8
Down 50 basis points	(2.2)	0.4	(1.8)
Down 100 basis points	(4.4)	0.8	(3.6)
Down 150 basis points	(6.1)	1.2	(4.9)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and six months ended June 30, 2019 and 2018, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Our investments in portfolio companies that operate in the business services industry represent approximately 16.73% of our total portfolio as of June 30, 2019. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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

Dated: August 8, 2019	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
	Name:	Robert T. Ladd
	Title:	Chief Executive Officer and President

By:	/s/ W. Todd Huskinson
Name:	W. Todd Huskinson
Title:	Chief Financial Officer

