Form 10-Q
period 2019-09-30
Stellus Capital Investment Corp
filed 2019-11-07
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2019 was 18,905,959.

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS
Non-controlled, affiliated investments, at fair value
(amortized cost of $0 and $52,185, respectively)	$—	$50,000
Non-controlled, non-affiliated investments, at fair value
(amortized cost of $594,720,716 and $502,691,464, respectively)	586,411,494	504,433,668
Cash and cash equivalents	23,010,475	17,467,146
Receivable for sales and repayments of investments	277,334	99,213
Interest receivable	2,819,519	3,788,684
Other receivables	25,495	85,246
Deferred offering costs	210,810	18,673
Prepaid expenses	87,356	344,621
Total Assets	$612,842,483	$526,287,251
LIABILITIES
Notes payable	$47,890,418	$47,641,797
Credit facility payable	135,022,469	98,237,227
SBA-guaranteed debentures	146,640,606	146,387,802
Dividends payable	2,142,048	1,807,570
Management fees payable	2,480,918	2,183,975
Income incentive fees payable	1,802,343	1,936,538
Capital gains incentive fees payable	1,892,570	81,038
Interest payable	852,080	1,863,566
Unearned revenue	512,750	410,593
Administrative services payable	402,360	392,191
Deferred tax liability	103,654	67,953
Income tax payable	717,000	316,092
Other accrued expenses and liabilities	215,700	115,902
Total Liabilities	$340,674,916	$301,442,244
Commitments and contingencies (Note 7)
Net Assets	$272,167,567	$224,845,007
NET ASSETS
Common stock, par value $0.001 per share (200,000,000 shares authorized; 18,905,959 and 15,953,810 issued and outstanding, respectively)	$18,906	$15,954
Paid-in capital	269,461,191	228,160,491
Accumulated undistributed earnings (deficit)	2,687,470	(3,331,438)
Net Assets	$272,167,567	$224,845,007
Total Liabilities and Net Assets	$612,842,483	$526,287,251
Net Asset Value Per Share	$14.40	$14.09

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three	three	nine	nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income	$15,134,874	$13,859,431	$42,366,134	$36,804,945
Other income	380,353	628,192	1,154,277	1,214,116
Total Investment Income	$15,515,227	$14,487,623	$43,520,411	$38,019,061
OPERATING EXPENSES
Management fees	$2,480,918	$2,172,948	$7,007,925	$5,970,867
Valuation fees	109,296	132,325	238,246	287,042
Administrative services expenses	425,849	348,901	1,246,754	1,008,293
Income incentive fees	1,583,145	1,565,301	4,339,813	3,846,441
Capital gains incentive fees	533,920	651,231	1,811,533	1,173,250
Professional fees	166,802	289,125	840,683	982,384
Directors' fees	83,000	73,000	300,000	244,000
Insurance expense	87,601	87,601	259,947	259,947
Interest expense and other fees	3,774,316	3,440,115	10,808,373	8,917,739
Income tax expense	350,549	—	705,677	—
Other general and administrative expenses	121,172	117,102	413,742	516,509
Total Operating Expenses	$9,716,568	$8,877,649	$27,972,693	$23,206,472
Net Investment Income	$5,798,659	$5,609,974	$15,547,718	$14,812,589
Net realized gain on non-controlled, non-affiliated investments	$6,200,367	$2,771,817	$19,142,603	$5,183,050
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	$(3,534,972)	$529,552	$(10,051,426)	$3,805,406
Net change in unrealized appreciation (depreciation) on non-controlled, affiliated investments	—	(1,667)	2,185	65,000
Benefit (provision) for taxes on net unrealized gain on investments	$4,200	$(25,159)	$(35,701)	$(34,353)
Net Increase in Net Assets Resulting from Operations	$8,468,254	$8,884,517	$24,605,379	$23,831,692
Net Investment Income Per Share	$0.31	$0.35	$0.86	$0.93
Net Increase in Net Assets Resulting from Operations Per Share	$0.45	$0.56	$1.36	$1.49
Weighted Average Shares of Common Stock Outstanding	18,905,959	15,953,810	18,056,271	15,953,491
Distributions Per Share	$0.34	$0.34	$1.02	$1.02

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the	For the	For the
	three	three	nine	nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Increase in Net Assets Resulting from Operations
Net investment income	$5,798,659	$5,609,974	$15,547,718	$14,812,589
Net realized gain on investments	6,200,367	2,771,817	19,142,603	5,183,050
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	(3,534,972)	462,885	(10,051,426)	3,805,406
Net change in unrealized appreciation on non-controlled, affiliated investments	—	65,000	2,185	65,000
Benefit (provision) for taxes on unrealized appreciation on investments	4,200	(25,159)	(35,701)	(34,353)
Net Increase in Net Assets Resulting from Operations	$8,468,254	$8,884,517	$24,605,379	$23,831,692

Decrease in Net Assets from Stockholder Distributions	$(6,426,113)	$(5,422,686)	$(18,586,471)	$(16,267,868)
Capital Share Transactions
Issuance of common stock	$—	$—	$42,599,510	$94,788
Sales load	—	—	(1,003,731)	—
Offering costs	—	—	(293,072)	—
Partial share transactions	(237)	(202)	945	(770)
Net Increase (Decrease) in Net Assets Resulting From Capital Share Transactions	$(237)	$(202)	$41,303,652	$94,018
Total Increase in Net Assets	$2,041,904	$3,461,629	$47,322,560	$7,657,842
Net Assets at Beginning of Period	$270,125,663	$224,443,455	$224,845,007	$220,247,242
Net Assets at End of Period	$272,167,567	$227,905,084	$272,167,567	$227,905,084

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	nine	nine
	months ended	months ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities
Net Increase in net assets resulting from operations	$24,605,379	$23,831,692
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(172,852,479)	(198,335,218)
Proceeds from sales and repayments of investments	101,491,694	102,813,575
Net change in unrealized depreciation (appreciation) on investments	10,049,241	(3,870,406)
Increase in investments due to PIK	(378,119)	(491,628)
Amortization of premium and accretion of discount, net	(1,273,680)	(1,152,487)
Deferred tax provision	35,701	34,353
Amortization of loan structure fees	377,741	329,483
Amortization of deferred financing costs	248,621	251,525
Amortization of loan fees on SBA-guaranteed debentures	452,804	471,658
Net realized gain on investments	(19,142,603)	(5,183,050)
Changes in other assets and liabilities
Decrease (increase) in interest receivable	969,165	(187,804)
Decrease (increase) in other receivable	59,751	(135,246)
Decrease in prepaid expenses	257,265	235,300
Increase (decrease) in management fees payable	296,943	(198,644)
Increase (decrease) in incentive fees payable	(134,195)	1,424,286
Increase in capital gains incentive fees payable	1,811,532	1,173,250
Increase in administrative services payable	10,169	58,384
Decrease in interest payable	(1,011,486)	(341,880)
Increase in unearned revenue	102,157	164,757
Increase in income tax payable	400,908	—
Increase (decrease) in other accrued expenses and liabilities	99,798	(114,346)
Net Cash Used in Operating Activities	$(53,523,693)	$(79,222,446)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$42,599,510	$—
Sales load for common stock issued	(1,003,731)	—
Offering costs paid for common stock	(485,209)	(17,898)
Stockholder distributions paid	(18,251,993)	(16,172,181)
Proceeds from SBA Debentures	—	60,000,000
Financing costs paid on SBA Debentures	(200,000)	(2,055,000)
Borrowings under Credit Facility	173,000,000	188,300,000
Repayments of Credit Facility	(136,500,000)	(145,750,000)
Financing costs paid on Credit Facility	(92,500)	(310,000)
Partial share transactions	945	(770)
Net Cash Provided by Financing Activities	$59,067,022	$83,994,151
Net Increase in Cash and Cash Equivalents	$5,543,329	$4,771,705
Cash and cash equivalents balance at beginning of period	17,467,146	25,110,718
Cash and Cash Equivalents Balance at End of Period	$23,010,475	$29,882,423
Supplemental and Non-Cash Activities
Cash paid for interest expense	$10,735,379	$8,201,952
Excise tax paid	280,000	27,717
Shares issued pursuant to Dividend Reinvestment Plan	—	94,788
Increase in distribution payable	334,478	899
Increase in deferred offering costs	192,137	—

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2019

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.50%	1.00%	12.61%		9/5/2014	3/5/2021	Chemicals, Plastics, & Rubber	$5,325,237	$5,313,647	$4,952,471	1.82%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	140,000	0.05%
Total											$5,688,647	$5,092,471	1.87%
Adams Publishing Group, LLC	(3)								Greenville, TN
Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.78%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$5,693,205	5,646,537	5,579,340	2.05%
Delayed Draw Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.61%		8/3/2018	6/30/2023		$180,495	180,495	176,885	0.06%
Total											$5,827,032	$5,756,225	2.11%
Advanced Barrier Extrusions, LLC	(8)								Rhinelander, WI
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.00%	7.86%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$11,314,500	11,133,080	10,861,920	3.99%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	290,000	0.11%
Total											$11,383,080	$11,151,920	4.10%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	945 shares	945	0	0.00%
Preferred Units	(4)	Equity					10/30/2015			945 shares	945,179	230,000	0.08%
Total											$946,124	$230,000	0.08%
APG Intermediate Sub 2 Corp.									Castle Rock, CO
Term Loan	(13)(22)	First Lien	1M L+6.00%	1.00%	9.36%		11/30/2018	11/30/2023	Aerospace & Defense	$9,925,000	9,730,892	9,627,250	3.54%
APG Holdings, LLC Class A Preferred Units	(4)	Equity					11/30/2018			1,127,652 units	1,127,652	1,050,000	0.39%
Total											$10,858,544	$10,677,250	3.93%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					1/26/2016		Services: Business	254,250 units	0	1,100,000	0.40%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	0	3,250,000	1.19%
Total											$0	$4,350,000	1.59%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	1M L+5.75%	1.00%	7.79%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$4,567,901	4,540,324	4,522,222	1.66%
Term Loan	(12)	First Lien	1M L+5.75%	1.00%	7.79%		2/4/2019	6/29/2023		$7,765,432	7,681,044	7,687,778	2.82%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	99,965	700,000	0.26%
Total											$12,321,333	$12,910,000	4.74%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2019

BFC Solmetex, LLC	(23)								Nashville, TN
Revolver	(12)(19)	First Lien	3M L+6.25%	1.00%	8.36%		4/2/2018	9/26/2023	Environmental Industries	$1,466,993	1,466,993	1,408,313	0.52%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.36%		4/2/2018	9/26/2023		$11,622,372	11,489,157	11,157,477	4.10%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	8.36%		4/2/2018	9/26/2023		$1,207,977	1,194,131	1,159,658	0.43%
Total											$14,150,281	$13,725,448	5.05%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	9.76%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,367,611	16,361,888	6.01%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	12/31/2019		$315,584	315,584	315,584	0.12%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,140,000	0.42%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	1,060,000	0.39%
Total											$18,620,456	$18,877,472	6.94%
Café Valley, Inc.									Phoenix, AZ
Term Loan	(12)	First Lien	3M L+6.00%	1.25%	8.11%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$17,619,048	17,271,496	17,271,496	6.35%
CF Topco LLC, Common Units	(4)	Equity					8/28/2019			8,810 shares	880,952	880,952	0.32%
Total											$18,152,448	$18,152,448	6.67%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	1M L+8.50%	0.50%	10.55%		12/31/2015	12/31/2020	Automotive	$94,003	93,447	94,003	0.03%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+8.50%	0.50%	10.55%		12/31/2015	12/31/2020		$7,332,210	7,288,808	7,332,210	2.69%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/31/2015			149,828 shares	149,828	240,000	0.09%
Total											$7,532,083	$7,666,213	2.81%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	195,037	20,000	0.01%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	11.01%		10/27/2017	4/27/2025	Software	$13,750,000	13,526,864	13,268,750	4.88%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	320,000	0.12%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	40,000	0.01%
Total											$14,026,865	$13,628,750	5.01%
Convergence Technologies, Inc.									Indianpolis, IN
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.75%	1.50%	8.86%		8/31/2018	8/30/2024	Services: Business	$7,071,429	6,950,423	7,036,071	2.59%
Term Loan	(12)	First Lien	3M L+6.75%	1.50%	8.86%		2/28/2019	8/30/2024		$1,421,429	1,395,413	1,414,321	0.52%
Delayed Draw Term Loan	(12)	First Lien	3M L+6.75%	1.50%	8.86%		8/31/2018	8/30/2024		$5,316,964	5,316,964	5,290,379	1.94%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			4,275 units	429,614	430,000	0.16%
Total											$14,092,414	$14,170,771	5.21%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan	(12)	First Lien	3M L+5.50%	1.00%	7.60%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$16,209,375	15,906,911	15,885,188	5.84%
Health Monitor Holdings, LLC Seires A Preferred Units	(4)	Equity					5/15/2019			1,000,000 shares	1,000,000	1,050,000	0.39%
Total											$16,906,911	$16,935,188	6.23%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2019

Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	520,000	0.19%
Dream II Holdings, LLC									Boca Raton, FL
Common Units	(4)	Equity					10/20/2014		Services: Consumer	250,000 units	242,304	0	0.00%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(12)	First Lien	3M L+7.50%	1.50%	9.69%		4/13/2018	4/13/2023	Energy: Oil & Gas	$11,491,941	11,318,849	11,491,941	4.22%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	466,204	1,080,000	0.40%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	723,684	1,010,000	0.37%
Total											$12,508,737	$13,581,941	4.99%
Empirix Inc.									Billerica, MA
Empirix Holdings I, Inc. Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	0	0.00%
Empirix Holdings I, Inc. Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	0	0.00%
Total											$1,317,406	$0	0.00%
Energy Labs Inc.									Houston, TX
Energy Labs Holding Corp. Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	780,000	0.29%
Exacta Land Surveyors, LLC	(14)(25)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.50%	7.86%		2/8/2019	2/8/2024	Services: Business	$16,926,875	16,621,988	16,588,338	6.09%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity					2/8/2019			1,069,143 shares	1,069,143	1,100,000	0.40%
Total											$17,691,131	$17,688,338	6.49%
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
EOS Fitness Holdings, LLC Preferred Units	(4)	Equity					12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	450,000	0.17%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	0	10,000	0.00%
Total											$0	$460,000	0.17%
Fast Growing Trees, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	3M L+7.75%	1.00%	9.86%		2/5/2018	02/05/23	Retail	$19,192,490	18,917,515	18,328,828	6.73%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	760,000	0.28%
Total											$19,917,515	$19,088,828	7.01%
FB Topco, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	10.77%		6/27/2018	4/24/2023	Education	$20,856,549	20,525,323	20,126,570	7.39%
Delayed Draw Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	10.81%		6/27/2018	4/24/2023		$1,143,451	1,143,451	1,103,430	0.41%
Total											$21,668,774	$21,230,000	7.80%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan		First Lien	7.00%		7.00%		6/10/2016	6/10/2021	Consumer Goods: Durable	$14,801,785	14,659,412	12,803,544	4.70%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	6/10/2016	2/3/2021		$147,231	147,231	0	0.00%
Furniture Factory Ultimate Holdings, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	0	0.00%
Total											$14,901,212	$12,803,544	4.70%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	12.35%		1/30/2015	1/30/2022	Education	$5,000,000	4,957,957	4,375,000	1.61%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(12)	Second Lien	3M L+9.00%	1.50%	11.11%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,428,657	4,207,500	1.55%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	10.29%		6/29/2018	6/29/2023	Beverage, Food, & Tobacco	$18,500,000	18,204,146	18,500,000	6.80%
HV GS Acquisition, LLC Class A Preferred Units	(4)	Equity					6/29/2018			1,000 shares	1,000,000	780,000	0.29%
HV GS Acquisition, LLC Class B Common Units	(4)	Equity					6/29/2018			28,125 shares	0	0	0.00%
Total											$19,204,146	$19,280,000	7.09%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2019

Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(12)(27)	First Lien	3M L+7.00%	1.50%	9.27%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,503,720	4,503,720	3,693,051	1.36%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	287,667	0.11%
Total											$8,613,244	$3,980,718	1.47%
ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)	Second Lien	3M L+9.00%	1.00%	11.11%		1/1/2018	7/1/2024	Finance	$10,000,000	9,841,351	10,000,000	3.67%
ICD Holdings, LLC, Class A Preferred	(4)(5)	Equity					1/1/2018			9,962 shares	496,405	990,000	0.36%
Total											$10,337,756	$10,990,000	4.03%
Integrated Oncology Network, LLC	(29)(30)								Newport Beach, CA
Term Loan	(12)	First Lien	3M L+5.50%	1.50%	7.66%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$16,678,899	16,359,213	16,359,212	6.01%
Invincible Boat Company, LLC	(28)								Opa Locka, FL
Term Loan (SBIC II)	(9)(12)	First Lien	3M L+6.50%	1.50%	8.61%		8/28/2019	8/28/2025	Consumer Goods: Durable	$6,000,000	5,881,286	5,881,286	2.16%
Term Loan	(12)	First Lien	3M L+6.50%	1.50%	8.61%		8/28/2019	8/28/2025		$6,500,000	6,297,180	6,297,180	2.31%
Invincible Parent Holdco, LLC Class A Common Units	(4)	Equity					8/28/2019			1,000,000 shares	1,000,000	1,000,000	0.37%
Total											$13,178,466	$13,178,466	4.84%
J.R. Watkins, LLC									San Francisco, CA
Revolver	(12)	First Lien	1M L+6.50%	1.25%	8.55%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$1,750,000	1,750,000	1,618,750	0.59%
Term Loan (SBIC)	(2)(12)	First Lien	1M L+6.50%	1.25%	8.55%		12/22/2017	12/22/2022		$12,281,250	12,110,394	11,360,156	4.17%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,133 shares	1,132,576	510,000	0.19%
Total											$14,992,970	$13,488,906	4.95%
Jurassic Acquisiton Corp.									Sparks, MD
Term Loan	(12)	First Lien	1M L+4.50%	0.00%	7.55%		12/28/2018	11/15/2024	Metals & Mining	$17,368,750	17,136,522	17,368,750	6.38%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.00%	10.21%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,602,695	9,555,000	3.51%
Keais Records Service, LLC									Houston, TX
Keais Holdings, LLC Class A Units	(4)	Equity					12/22/2016		Services: Business	148,335 units	724,566	960,000	0.35%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,479,761	9,378,767	9,242,767	3.40%
Lynx FBO Operating, LLC	(31)								Houston, TX
Term Loan	(12)	First Lien	3M L+5.75%	1.50%	7.86%		9/30/2019	9/30/2024	Aerospace & Defense	$13,750,000	13,475,000	13,475,000	4.95%
Lynx FBO Investments, LLC Class A-1 Common Units	(4)	Equity					9/30/2019			3,704 shares	500,040	500,040	0.18%
Total											$13,975,040	$13,975,040	5.13%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	10.04%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,610,087	4,587,629	4,610,087	1.69%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	50,000	0.02%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	420,000	0.15%
Total											$5,087,629	$5,080,087	1.86%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2019

Mobileum, Inc.								Santa Clara, CA
Mobile Acquisition Holdings, LP Class A Common Units	(4)	Equity				11/1/2016		Software	750 units	455,385	1,970,000	0.72%
Munch's Supply, LLC	(20)							New Lenox, IL
Term Loan	(12)	First Lien	3M L+6.25%	1.00%	8.60%	4/11/2019	4/11/2024	Capital Equipment	$7,980,000	7,906,776	7,820,400	2.87%
Cool Supply Holdings, LLC Class A Common Units	(4)	Equity				4/11/2019			500,000 units	498,779	420,000	0.15%
Total										$8,405,555	$8,240,400	3.02%
National Trench Safety, LLC, et al								Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%	3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,899,571	10,000,000	3.67%
NTS Investors, LP Class A Common Units	(4)	Equity				3/31/2017			2,335 units	500,000	490,000	0.18%
Total										$10,399,571	$10,490,000	3.85%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)							Phoenix, AZ
Term Loan (SBIC II)	(9)(12)	First Lien	3M L+6.25%	1.50%	8.36%	8/30/2019	8/30/2024	Services: Business	$6,000,000	5,881,623	5,881,623	2.16%
Term Loan	(12)	First Lien	3M L+6.25%	1.50%	8.36%	8/30/2019	8/30/2024		$9,514,692	9,326,972	9,326,972	3.43%
CGC NH, Inc. Common Units	(4)	Equity				8/30/2019			123 shares	440,758	440,758	0.16%
Total										$15,649,353	$15,649,353	5.75%
NGS US Finco, LLC								Bradford, PA
Term Loan (SBIC)	(2)(12)	Second Lien	1M L+8.50%	1.00%	10.54%	10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,864,257	9,800,000	3.60%
NS412, LLC								Dallas, TX
Term Loan	(12)	Second Lien	3M L+8.50%	1.00%	10.61%	5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,469,807	7,424,625	2.73%
NS Group Holding Company, LLC Class A Common Units	(4)	Equity				5/6/2019			750 shares	750,000	900,000	0.33%
Total										$8,219,807	$8,324,625	3.06%
Nutritional Medicinals, LLC	(24)							Centerville, OH
Term Loan	(12)	First Lien	3M L+6.00%	1.00%	8.11%	11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$15,383,750	15,123,306	14,845,319	5.45%
Functional Aggregator, LLC Common Units	(4)	Equity				11/15/2018			12,500 shares	1,250,000	1,080,000	0.40%
Total										$16,373,306	$15,925,319	5.85%
PCP MT Aggregator Holdings, L.P.								Oak Brook, IL
Common LP Units	(4)	Equity				3/29/2019		Finance	750,000 shares	0	750,000	0.28%
PCS Software, Inc.	(11)(33)							Shenandoah, Tx
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.50%	7.86%	7/1/2019	7/1/2024	Transportation & Logistics	$1,995,000	1,956,719	1,956,719	0.72%
Term Loan	(12)	First Lien	3M L+5.75%	1.50%	7.86%	7/1/2019	7/1/2024		$15,211,875	14,919,980	14,919,980	5.48%
PCS Software Holdings, LLC Class A Preferred Units	(4)	Equity				7/1/2019			325,000 shares	325,000	325,000	0.12%
Total										$17,201,699	$17,201,699	6.32%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2019

Premiere Digital Services, Inc.									Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	8.87%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$8,250,000	8,048,351	7,920,000	2.91%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	8.87%		10/18/2018	10/18/2023		$2,428,772	2,369,408	2,331,621	0.86%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	50,000	0.02%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	450,000	470,000	0.17%
Total											$10,917,759	$10,771,621	3.96%
Price for Profit, LLC	(17)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	8.61%		1/31/2018	1/31/2023	Services: Business	$3,943,829	3,887,843	3,943,829	1.45%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	2,680,000	0.98%
Total											$4,637,843	$6,623,829	2.43%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)(26)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,814,850	12,406,027	4.56%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2021	Finance	$15,500,000	15,500,000	15,345,000	5.64%
Skopos Financial Group, LLC Series A Preferred Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	1,110,000	0.41%
Total											$16,662,544	$16,455,000	6.05%
Specified Air Solutions, LLC									Buffalo, NY
Class A Common Units	(4)	Equity					6/30/2017		Construction & Building	3,846 shares	0	250,000	0.09%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	8.60%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,536,094	14,482,410	14,245,373	5.23%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	640,000	0.24%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	80,000	0.03%
Total											$14,700,896	$14,965,373	5.50%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	9.59%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,173,448	21,110,106	7.76%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,298,367	6,385,182	2.35%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	620,000	0.23%
Total											$6,798,367	$7,005,182	2.58%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	12.86%		10/21/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,809,050	5,875,000	2.16%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	280,000	0.10%
Total											$6,040,571	$6,155,000	2.26%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2019

U.S. Auto Sales, Inc. et al								Lawrenceville, GA
USASF Blocker II, LLC Common Units	(4)(5)	Equity				6/8/2015		Finance	441 units	441,000	670,000	0.25%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity				2/13/2018			50 Units	50,000	80,000	0.03%
USASF Blocker LLC Common Units	(4)(5)	Equity				6/8/2015			9,000 units	9,000	10,000	0.00%
Total										$500,000	$760,000	0.28%
VRI Intermediate Holdings, LLC								Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	11.36%	5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	8,935,519	8,910,000	3.27%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity				5/31/2017			326,797 shares	500,000	600,000	0.22%
Total										$9,435,519	$9,510,000	3.49%
Whisps Acquisiton Corp.								Elgin, IL
Term Loan	(12)	First Lien	3M L+6.00%	0.00%	8.11%	4/26/2019	4/18/2025	Beverage, Food, & Tobacco	$9,937,500	9,752,975	9,887,813	3.63%
Whisps Holding LP Class A Common Units	(4)	Equity				4/18/2019			500,000 shares	500,000	580,000	0.21%
Total										$10,252,975	$10,467,813	3.84%
Wise Holding Corporation								Salt Lake City, UT
Term Loan	(12)(10)	Unsecured	3M L+11.00%	1.00%	0.00%	6/30/2016	12/31/2021	Beverage, Food, & Tobacco	$1,250,000	1,240,711	0	0.00%
Delayed Draw Term Loan	(12)(21)	First Lien	P+7.5%	2.00%	0.00%	8/27/2018	6/30/2021		$253,906	253,906	41,894	0.02%
Wise Parent Company, LLC Membership Units	(4)	Equity				8/27/2018			1 units	58,594	0	0.00%
Total										$1,553,211	$41,894	0.02%
Total Non-controlled, non-affiliated investments										594,720,716	586,411,494	215.46%
Net Investments										594,720,716	586,411,494	215.46%
LIABILITIES IN EXCESS OF OTHER ASSETS											(314,243,927)	(115.46)%
NET ASSETS											272,167,567	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $10,043,492 of cash and $217,475,773 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility as defined in Note 9. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC subsidiary.

(3)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $669,231, with an interest rate of LIBOR plus 7.50% and a maturity of June 30, 2023. This investment is accruing an unused commitment fee of 0.375% per annum.

(4)	Security is non-income producing.

(5)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 91% of the Company’s total assets as of September 30, 2019.

(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,666, with an interest rate of LIBOR plus 5.75% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of August 8, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2019

(9)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $96,716 of cash and $11,762,909 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility as defined in Note 9. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC II subsidiary.

(10)	Investment has been on non-accrual since March 29, 2018.

(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since October 31, 2017.

(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 6.50% and a maturity of January 31, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $61,125, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(20)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,222,222, with an interest rate of LIBOR plus 6.25% and a maturity of April 11, 2024. This investment is accruing an unused commitment fee of 1.00% per annum

(21)	Investment has been on non-accrual since October 31, 2018.

(22)	This loan is a unitranche investment.

(23)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,662,592, with an interest rate of LIBOR plus 6.25% and a maturity of September 26, 2023. This investment is not accruing an unused commitment fee.

(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(25)	Excluded from the investment is an undrawn delayed draw term commitment in an amount not to exceed $4,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(26)	Investment has been on non-accrual since June 28, 2019.

(27)	Maturity date is under on-going negotiations with portfolio company and other lenders, if applicable.

(28)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,420,455, with an interest rate of LIBOR plus 6.50% and a maturity of August 28, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(29)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $553,517, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(30)	Excluded from the investment is an undrawn delated draw term loan commitment in an amount not to exceed $2,767,584, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.

(31)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,875,000, with an interest rate of LIBOR plus 5.75% and a maturity of September 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(32)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,644,550, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(33)	Excluded from the investment is an undrawn delated draw term loan commitment in an amount not to exceed $3,750,000, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is not accruing an unused commitment fee.

Abbreviation Legend PIK — Payment-In-Kind L — LIBOR Euro — Euro Dollar

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	$52,185	$50,000	0.02%
Subtotal Non-controlled, affiliated investments											52,185	50,000	0.02%
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)(20)	Second Lien	3M L+10.50%	1.00%	0.00%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	5,294,907	4,712,835	2.10%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	0	0.00%
Total											5,669,907	4,712,835	2.10%
Adams Publishing Group, LLC	(3)								Greenville, TN
Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.93%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$7,125,000	7,058,675	6,875,625	3.06%
Advanced Barrier Extrusions, LLC	(8)								Rhinelander, WI
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.00%	8.56%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$11,400,000	11,187,711	10,659,000	4.74%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	210,000	0.09%
Total											11,437,711	10,869,000	4.83%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	945 shares	945	0	0.00%
Preferred Units	(4)	Equity								945 shares	945,179	330,000	0.15%
Total							10/30/2015				946,124	330,000	0.15%
APG Intermediate Sub 2 Corp.									Castle Rock, CO
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	10.05%		11/30/2018	11/30/2023	Aerospace & Defense	10,000,000	9,777,822	9,777,822	4.35%
APG Holdings, LLC Class A Preferred Units	(4)	Equity					11/30/2018			1,000,000 units	1,000,000	1,000,000	0.44%
Total											10,777,822	10,777,822	4.79%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	1,190,000	0.53%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	3,510,000	1.56%
Total											1,004,250	4,700,000	2.09%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)

December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	1M L+5.75%	1.00%	8.27%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$5,083,335	$5,045,552	$5,057,916	2.25%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	483,540	800,000	0.36%
Total											5,529,092	5,857,916	2.61%
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.00%	1.00%	12.81%		3/27/2017	9/27/2022	FIRE: Insurance	$5,000,000	4,925,301	4,950,000	2.20%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	510,000	0.23%
Total											5,425,301	5,460,000	2.43%
BFC Solmetex, LLC	(23)								Nashville, TN
Revolver	(12)(19)	First Lien	3M L+6.25%	1.00%	9.06%		4/2/2018	9/26/2023	Environmental Industries	$305,623	305,623	288,814	0.13%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	9.06%		4/2/2018	9/26/2023		$11,711,033	11,552,684	11,066,926	4.92%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	9.06%		4/2/2018	9/26/2023		$1,216,687	1,200,236	1,149,769	0.51%
Total											13,058,543	12,505,509	5.56%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	10.50%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,297,319	16,111,451	7.17%
BW DME Holdings, LLC, Term Loan (SBIC)	(6)	Unsecured	17.50%			17.50%	6/1/2018	12/31/2019		$277,635	277,635	277,635	0.12%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	930,000	0.41%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	870,000	0.39%
Total											18,512,215	18,189,086	8.09%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	3M L+8.50%	0.50%	11.21%		12/31/2015	12/31/2020	Automotive	$98,746	97,843	98,746	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+8.50%	0.50%	11.21%		12/31/2015	12/31/2020		$7,702,191	7,631,725	7,702,191	3.43%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/31/2015			149,828 shares	149,828	170,000	0.08%
Total											7,879,396	7,970,937	3.55%
Catapult Learning, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	11.08%		6/27/2018	4/24/2023	Education	$20,856,549	20,472,244	19,813,722	8.81%
Delayed Draw Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	11.22%		6/27/2018	4/24/2023		$1,143,451	1,143,451	1,086,278	0.48
Total											21,615,695	20,900,000	9.29%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	247,815	60,000	0.03%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	11.28%		10/27/2017	4/27/2025	Software	$13,750,000	13,505,368	13,062,500	5.81%

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments – (continued)

December 31, 2018

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Jurassic Intermediate Holdings Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	8.14%		12/28/2018	11/15/2024	Metals & Mining	$17,500,000	$17,237,500	$17,237,500	7.67%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.50%	10.98%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,577,863	9,311,250	4.14%
Keais Records Service, LLC									Houston, TX
Keais Holdings, LLC Class A Units	(4)	Equity					6/30/2016			148,335 units	736,595	820,000	0.36%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,409,210	9,284,478	8,797,611	3.91%
Livingston International, Inc.									Toronto, Ontario
Term Loan	(5)(12)	Second Lien	3M L+8.25%	1.25%	11.05%		4/23/2013	4/18/2020	Transportation: Cargo	$6,841,739	6,808,345	6,841,739	3.04%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	10.51%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,730,117	4,700,059	4,706,466	2.09%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	50,000	0.02%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	470,000	0.21%
Total											5,200,059	5,226,466	2.32%
Magdata Intermediate Holdings, LLC									Austin TX
Term Loan	(12)	Second Lien	3M L+9.50%	1.00%	12.31%		10/16/2017	4/16/2024	Software	$14,750,000	14,490,683	14,086,250	6.26%
Mobileum, Inc.									Santa Clara, CA
Term Loan	(12)	Second Lien	3M L+10.25%	0.75%	13.06%		11/1/2016	5/1/2022	Software	$21,500,000	21,164,073	21,500,000	9.56%
Mobile Acquisition Holdings, LP Class A-2 Common Units	(4)	Equity					11/1/2016			750 units	455,385	770,000	0.34%
Total											21,619,458	22,270,000	9.90%
MTC Parent, L.P.									Oak Brook, IL
Class A-2 Common Units	(4)	Equity					12/1/2015		Finance	750,000 shares	0	7,750,000	3.45%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,874,827	9,650,000	4.29%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	380,000	0.17%
Total											10,374,827	10,030,000	4.46%
NGS US Finco, LLC									Bradford, PA
Term Loan (SBIC)	(2)(12)	Second Lien	1M L+8.50%	1.00%	10.88%		10/4/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,853,435	9,853,435	4.38%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(12)	First Lien	3M L+6.00%	1.00%	8.81%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$15,500,000	15,198,412	15,198,412	6.76%

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
September 30, 2019
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

As of September 30, 2019, the Company had issued a total of 18,905,959 shares and raised $278,343,435 in gross proceeds since Inception, incurring $8,863,338 in offering expenses and sales load fees for net proceeds from offerings of $269,480,097. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

The Company has established the following wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC – ICD Blocker 1, Inc., SCIC — Invincible Blocker 1, Inc., SCIC — FBO Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

On November 29, 2018, we formed Stellus Capital SBIC II, LP (The “SBIC II subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC II GP, LLC, a Delaware limited liability company, as wholly owned subsidiaries of the Company. On August 14, 2019, the SBIC II subsidiary received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. The SBIC II subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

The SBIC licenses allow the SBIC subsidiary and SBIC II subsidiary (together, “the SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates the one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC subsidiary, SBA regulations limited the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For the SBIC II subsidiary, SBA regulations limit these amounts to $175,000,000 of borrowings when it has at least $87,500,000 of regulatory capital. As of both September 30, 2019 and December 31, 2018, the SBIC subsidiary had $75,000,000 in regulatory capital. As of both September 30, 2019 and December 31, 2018, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

As of September 30, 2019, which was the end of the first quarter of operations of the SBIC II subsidiary, it had $20,000,000 in regulatory capital and no SBA-guaranteed debentures outstanding.

See footnotes (2) and (9) of the Consolidated Schedule of Investments for additional information regarding the treatment of the SBIC subsidiaries’ investments with respect to the Credit Facility.

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

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by shareholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2019, our asset coverage ratio was 247%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2019 and September 30, 2018 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018. In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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

Cash and Cash Equivalents

At September 30, 2019, cash balances totaling $1,247,176 exceeded the FDIC insurance protection levels of $250,000 by $997,176. In addition, at September 30, 2019, the Company held $21,763,299 in cash equivalents, which are carried at cost, which approximates the fair value of the cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the SBIC subsidiaries and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

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

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our 2022 Notes, Credit Facility (as defined in Note 9 below), and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. As of September 30, 2019 and December 31, 2018, the Company had incurred $210,810 and $18,673 of costs related to the preparation of registration statements, respectively, which were capitalized as the offerings had not yet occurred by such dates. See Note 4 for further discussion.

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
September 30, 2019
(Unaudited)

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

A presentation of the interest income we have received from portfolio companies for the three and nine months ended September 30, 2019 and 2018 is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Loan interest	$13,970,645	$12,578,714	$39,725,547	$34,143,700
PIK income	312,762	193,661	378,118	491,628
Fee amortization income(1)	524,288	431,468	1,465,356	1,196,551
Fee income acceleration(2)	327,179	655,588	797,113	973,066
Total Interest Income	$15,134,874	$13,859,431	$42,366,134	$36,804,945

(1)	Includes amortization of fees on unfunded commitments.

(2)	Unamortized loan origination fees recognized upon realization.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Management considers portfolio specific circumstances as well as other economic factors in determining collectability. As of September 30, 2019, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 4.1% of our loan portfolio at cost and 2.3% at fair value. As of December 31, 2018, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value. As of September 30, 2019 and December 31, 2018, $3,239,032 and $1,856,272 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.

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
September 30, 2019
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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2018, the Company had approximately $9,300,000 of undistributed taxable income that was carried forward toward distributions to be paid in 2019.

Income tax expense of $350,549 and $705,677 for the three and nine months ended September 30, 2019, respectively, is related to state and excise taxes. Deducted from other general and administrative expense for the three and nine months ended September 30, 2018 is a refund of the estimated excise tax payments from prior tax years of $25,496 and $63,144, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of September 30, 2019 and December 31, 2018, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and nine months ended September 30, 2019 and 2018, were de minimis.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

For the three and nine months ended September 30, 2019, the Company recorded deferred income tax benefit (provision) of $4,200 and ($35,701), respectively, related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2018, the Company recorded deferred income tax (provision) of ($25,159) and ($34,353), respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2019 and December 31, 2018, the Company had a deferred tax liability of $103,654 and $67,953, respectively.

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
September 30, 2019
(Unaudited)

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

For the three and nine months ended September 30, 2019, the Company recorded an expense for base management fees of $2,480,918 and $7,007,925, respectively. For the three and nine months ended September 30, 2018, the Company recorded an expense for base management fees of $2,172,948 and $5,970,867, respectively. As of September 30, 2019 and December 31, 2018, $2,480,918 and $2,183,975, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

Income Incentive Fee

The investment income component (“Income Incentive Fee”) is calculated, and payable to the Advisor, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as the “Hurdle”). Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the Hurdle but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “Catch-up”) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

For the three and nine months ended September 30, 2019, the Company incurred $1,583,145 and $4,339,813, respectively, of Income Incentive Fees. For the three and nine months ended September 30, 2018, the Company incurred $1,565,301 and $3,846,441, respectively, of Income Incentive Fees. As of September 30, 2019 and December 31, 2018, $1,802,343 and $1,936,538, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,653,693 and $1,675,804, respectively, were currently payable (as explained below). As of September 30, 2019 and December 31, 2018, $148,650 and $260,734 respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2019, the Company accrued $533,920 and $1,811,533, respectively, related to the Capital Gains incentive fee. The Company accrued $651,231 and $1,173,250 of Capital Gains incentive fee for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, $1,892,570 and $81,038, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income Incentive Fees Incurred	$1,583,145	$1,565,301	$4,339,813	$3,846,441
Capital Gains Incentive Fee Accrued	533,920	651,231	1,811,533	1,173,250
Incentive Fee Expense	$2,117,065	$2,216,532	$6,151,346	$5,019,691

	September 30,	December 31,
	2019	2018
Income Incentive Fee Currently Payable	$1,653,693	$1,675,804
Income Incentive Fee Deferred	148,650	260,734
Capital Gains Incentive Fee Deferred	1,892,570	81,038
Incentive Fee Payable	$3,694,913	$2,017,576

Director Fees

For the three and nine months ended September 30, 2019, the Company recorded an expense relating to director fees of $83,000 and $300,000, respectively. For the three and nine months ended September 30, 2018, the Company recorded an expense relating to director fees of $73,000 and $244,000, respectively. As of both September 30, 2019 and December 31, 2018, no fees were payable to the Company’s independent directors.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both September 30, 2019 and December 31, 2018, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

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

For the three and nine months ended September 30, 2019, the Company recorded expenses of $368,519 and $728,663, respectively, relating to the administration agreement with Stellus Capital. For the three and nine months ended September 30, 2018, the Company recorded expenses of $294,480 and $871,985, respectively, relating to the administration agreement with Stellus Capital. These amounts are included in administrative service expenses on the Statement of Operations. As of September 30, 2019 and December 31, 2018, $368,519 and $323,188, respectively, remained payable to Stellus Capital relating to the administration agreement.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
September 30, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
Fiscal 2018
January 11, 2018	January 31, 2018	February 15, 2018	$0.1133
January 11, 2018	February 28, 2018	March 15, 2018	$0.1133
January 11, 2018	March 29, 2018	April 13, 2018	$0.1133
April 16, 2018	April 30, 2018	May 15, 2018	$0.1133
April 16, 2018	May 31, 2018	June 15, 2018	$0.1133
April 16, 2018	June 29, 2018	July 13, 2018	$0.1133
July 12, 2018	July 31, 2018	August 15, 2018	$0.1133
July 12, 2018	August 31, 2018	September 14, 2018	$0.1133
July 12, 2018	September 28, 2018	October 15, 2018	$0.1133
October 16, 2018	October 31, 2018	November 15, 2018	$0.1133
October 16, 2018	November 29, 2018	December 14, 2018	$0.1133
October 16, 2018	December 31, 2018	January 15, 2019	$0.1133
Fiscal 2019
January 11, 2019	January 31, 2019	February 15, 2019	$0.1133
January 11, 2019	February 28, 2019	March 15, 2019	$0.1133
January 11, 2019	March 29, 2019	April 15, 2019	$0.1133
April 11, 2019	April 30, 2019	May 15, 2019	$0.1133
April 11, 2019	May 31, 2019	June 14, 2019	$0.1133
April 11, 2019	June 28, 2019	July 15, 2019	$0.1133
July 3, 2019	July 31, 2019	August 15, 2019	$0.1133
July 3, 2019	August 30, 2019	September 13, 2019	$0.1133
July 3, 2019	September 30, 2019	October 15, 2019	$0.1133
Total			$9.4239

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued no shares through the DRIP during the nine months ended September 30, 2019. The Company issued 7,931 shares in connection with the DRIP during the nine months ended September 30, 2018.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds (1)(2)	fees	Expenses	Proceeds	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	11.85
Year to date September 30, 2019	2,952,149	42,600,454	1,003,730	293,072	41,303,652	14.43
Total	18,905,959	$278,343,434	$7,397,840	$1,465,497	$269,480,097

(1)	Net of partial share transactions. Such share redemptions impacted gross proceeds by $945, $(1,051), $(142), $(31) and $(29) in 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes common shares issued under the DRIP of $0 for the nine months ended September 30, 2019, $94,788 during the year ended December 31, 2018, $0 for the years ended December 31, 2017, 2016 and 2015, and $398,505, $930,385, $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company issued 0 and 7,931 shares, respectively, of common stock through the DRIP for the nine months ended September 30, 2019 and the year ended December 31, 2018.

The Company has issued 2,952,149 shares during the nine months ended September 30, 2019 in a secondary offering on March 15, 2019 and the underwriters’ exercise of their overallotment option on April 11, 2019. Gross proceeds resulting from the secondary offering totaled $42,599,510 and underwriting and other expenses totaled $1,296,803. The per share offering price for the secondary offering was $14.43.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net increase in net assets resulting from operations	$8,468,254	$8,884,517	$24,605,379	$23,831,692
Weighted average common shares	18,905,959	15,953,810	18,056,271	15,953,491
Basic and diluted earnings per common share	$0.45	$0.56	$1.36	$1.49

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
September 30, 2019
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

At September 30, 2019, the Company had investments in 61 portfolio companies. The total fair value and cost of the investments were $586,411,494 and $594,720,716, respectively. The composition of our investments as of September 30, 2019 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$431,831,766	$426,259,171
Senior Secured – Second Lien	111,349,821	100,749,807
Unsecured Debt	23,501,893	22,045,766
Equity	28,037,236	37,356,750
Total Investments	$594,720,716	$586,411,494

(1) Includes unitranche investments, which account for 18.2% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2019 and December 31, 2018, the Company had sixteen and eleven such investments with aggregate unfunded commitments of $32,542,941 and $21,213,962, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2019 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$426,259,171	$426,259,171
Senior Secured – Second Lien	—	—	100,749,807	100,749,807
Unsecured Debt	—	—	22,045,766	22,045,766
Equity	—	—	37,356,750	37,356,750
Total Investments	$—	$—	$586,411,494	$586,411,494

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the nine months ended September 30, 2019 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$292,004,982	$149,661,220	$23,697,466	$39,120,000	$504,483,668
Purchases of investments	158,184,802	7,462,700	—	7,204,977	172,852,479
Payment-in-kind interest	262,444	70,551	45,124	—	378,119
Sales and Redemptions	(25,440,874)	(51,959,386)	(4,694,622)	(19,577,149)	(101,672,031)
Realized Gains	—	—	2,694,622	16,450,198	19,144,820
Change in unrealized appreciation (depreciation) included in earnings	388,014	(4,878,623)	282,644	(5,841,276)	(10,049,241)
Amortization of premium and accretion of discount, net	859,803	393,345	20,532	—	1,273,680
Fair value at end of period	$426,259,171	$100,749,807	$22,045,766	$37,356,750	$586,411,494

There were no Level 3 transfers during the nine months ended September 30, 2019.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2019:

			% of Total
	Cost	Fair Value	Investments
Texas	$117,931,268	$112,295,311	19.15%
California	81,869,924	82,414,739	14.05%
Arizona	52,422,257	53,139,273	9.06%
New Jersey	52,602,550	51,793,938	8.83%
Ohio	49,083,923	49,977,486	8.52%
Illinois	43,488,600	45,950,154	7.84%
Canada	21,173,448	21,110,106	3.60%
New York	19,983,562	20,315,460	3.46%
Tennessee	19,977,313	19,481,673	3.32%
South Carolina	19,917,515	19,088,828	3.26%
Pennsylvania	17,396,340	17,466,213	2.98%
Maryland	17,136,522	17,368,750	2.96%
Indiana	14,092,414	14,170,771	2.42%
Florida	13,420,770	13,178,466	2.25%
Arkansas	14,901,212	12,803,544	2.18%
Wisconsin	11,383,080	11,151,920	1.90%
Colorado	10,858,544	10,677,250	1.82%
Georgia	500,000	5,110,000	0.87%
North Carolina	4,957,957	4,375,000	0.75%
Puerto Rico	8,613,244	3,980,718	0.68%
Missouri	139,656	520,000	0.09%
Utah	1,553,211	41,894	0.01%
Massachusetts	1,317,406	-	-%
	$594,720,716	$586,411,494	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2019:

			% of Total
	Cost	Fair Value	Investments
Healthcare & Pharmaceuticals	$81,723,071	$77,562,721	13.22%
Services: Business	57,223,964	63,649,791	10.85%
Beverage, Food, & Tobacco	49,162,780	47,942,155	8.18%
Consumer Goods: Durable	37,458,445	35,224,777	6.00%
Media: Broadcasting & Subscription	30,706,284	30,817,081	5.26%
Finance	27,695,337	28,975,000	4.94%
Education	26,626,731	25,605,000	4.37%
Aerospace & Defense	24,833,584	24,652,290	4.20%
Media: Advertising, Printing & Publishing	22,733,943	22,691,413	3.87%
High Tech Industries	21,173,448	21,110,106	3.60%
Services: Consumer	26,276,961	20,730,652	3.54%
Retail	19,917,515	19,088,828	3.26%
Metals & Mining	17,136,522	17,368,750	2.96%
Automotive	17,134,778	17,221,213	2.94%
Transportation & Logistics	17,201,699	17,201,699	2.93%
Software	15,799,656	15,598,750	2.66%
Capital Equipment	15,203,922	15,245,582	2.60%
Energy: Oil & Gas	13,106,919	14,361,941	2.45%
Environmental Industries	15,096,405	13,955,448	2.38%
Consumer goods: non-durable	14,992,970	13,488,906	2.30%
Chemicals, Plastics, & Rubber	11,868,874	11,767,471	2.01%
Containers, Packaging, & Glass	11,383,080	11,151,920	1.90%
Construction & Building	10,399,571	10,740,000	1.83%
Utilities: Oil & Gas	9,864,257	9,800,000	1.67%
Hotel, Gaming, & Leisure	-	460,000	0.08%
	$594,720,716	$586,411,494	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Healthcare & Pharmaceuticals	$58,682,811	$54,785,327	10.86%
Software	51,432,916	51,458,750	10.20%
Finance	34,208,412	41,910,000	8.31%
Media: Broadcasting & Subscription	31,079,169	30,857,379	6.12%
Retail	28,764,221	27,525,897	5.46%
Services: Business	22,942,733	27,094,812	5.37%
Consumer Goods: Durable	26,981,015	26,811,552	5.30%
Education	26,562,249	25,325,000	5.02%
High Tech Industries	21,094,192	21,094,192	4.18%
Beverage, Food, & Tobacco	20,709,134	18,213,945	3.61%
Services: Consumer	17,952,663	17,640,255	3.50%
Automotive	17,457,259	17,282,187	3.43%
Metals & Mining	17,237,500	17,237,500	3.42%
Energy: Oil & Gas	14,312,328	15,542,102	3.08%
Consumer goods: non-durable	14,994,980	14,579,375	2.89%
Environmental Industries	14,004,667	12,835,509	2.54%
Chemicals, Plastics, & Rubber	11,835,100	11,707,835	2.32%
Containers, Packaging, & Glass	11,437,711	10,869,000	2.15%
Aerospace & Defense	10,777,822	10,777,822	2.14%
Construction & Building	10,374,827	10,280,000	2.04%
Utilities: Oil & Gas	9,853,435	9,853,435	1.95%
Capital Equipment	7,535,876	7,929,775	1.57%
Media: Advertising, Printing & Publishing	7,058,675	6,875,625	1.36%
Transportation: Cargo	6,808,345	6,841,739	1.36%
Insurance	5,425,301	5,460,000	1.08%
Hotel, Gaming, & Leisure	3,170,307	3,414,655	0.68%
Services: Government	50,001	280,000	0.06%

	$502,743,649	504,483,668	100.00%

Certain portfolio company classifications were updated to more adequately align to the risks of the portfolio investments with other companies in such industries. Industry classification for the prior year financial statements included above were reclassified to conform to the current presentation. The following changes and their December 31, 2018 fair value and cost, respectively, were made: 1) Consumer Goods: Durable to Metals & Mining; $17,237,500 for both cost and fair value, 2) Media: Broadcasting & Subscription to Media: Advertising, Printing & Publishing; $6,875,625 and $7,058,675, 3) Services: Business to Aerospace & Defense; $10,777,822 for both cost and value, 4) Services: Business to Environmental Industries; $12,505,509 and $13,058,543, 5) Services: Business to Software; $13,432,500 and $14,005,369.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2019:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-2.01 to 8.57% (0.73%)
		Income/Market	Risk free rates	-1.67% to 0.45% (-1.03%)
First lien debt	$426,259,171	approach (2)	Market multiples	5x to 36x (12x)(4)

			HY credit spreads,	-0.62% to 7.21% (1.01%)
		Income/Market	Risk free rates	-1.60% to 0.38% (-0.56%)
Second lien debt	$100,749,807	approach (2)	Market multiples	6x to 31x (15x)(4)

			HY credit spreads,	-0.21% to -0.13% (-0.17%)
		Income/Market	Risk free rates	-0.62% to -0.57% (-0.60%)
Unsecured debt	$22,045,766	approach (2)	Market multiples	1x to 23x (4x)(4)

			Underwriting multiple/
Equity investments	$37,356,750	Market approach (5)	EBITDA Multiple	2x to 16x (9.4x)
Total Long Term Level 3
Investments	$586,411,494

(1)	Weighted average based on fair value as of September 30, 2019.

(2)	Included but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.01% (-201 basis points) to 8.57% (857 basis points). The average of all changes was 0.73% (73 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2018:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-1.03% to 2.59% (0.85%)
		Income/Market	Risk free rates	-5.62% to 6.64% (1.64%)
First lien debt	$292,004,982	approach (2)	Market multiples	4x to 22x (10x)(4)

			HY credit spreads,	-0.00% to 2.66% (0.93%)
		Income/Market	Risk free rates	-0.14% to 10.66% (1.70%)
Second lien debt	$149,661,220	approach (2)	Market multiples	2x to 17x (11x)(4)

			HY credit spreads,	-1.03% to 0.57% (-0.01%)
		Income/Market	Risk free rates	-5.62% to 0.32% (-1.27%)
Unsecured debt	$23,697,466	approach (2)	Market multiples	2x to 9x (3x)(4)

			Underwriting multiple/
Equity investments	$39,120,000	Market approach (5)	EBITDA Multiple	2x to 15x (10x)
Total Long Term Level 3
Investments	$504,483,668

(1)	Weighted average based on fair value as of December 31, 2018.

(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.03% (-103 basis points) to 2.59% (259 basis points). The average of all changes was 0.85%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

As of September 30, 2019, the Company had $32,542,941 of unfunded commitments to provide debt financing to fifteen existing portfolio companies. As of December 31, 2018, the Company had $21,213,961 of unfunded commitments to provide debt to eleven existing portfolio companies. As of September 30, 2019, the Company had sufficient liquidity through cash on hand and available borrowings under the Credit Facility to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$14.09	$13.81
Net investment income	0.86	0.93
Change in unrealized appreciation (depreciation)	(0.56)	0.25
Net realized gain	1.06	0.32
Total from investment operations	$1.36	$1.50

Offering cost	(0.02)	—
Stockholder distributions from:
Net investment income	(1.02)	(1.02)
Other(6)	(0.01)	—
Net asset value at end of period	$14.40	$14.29

Per share market value at end of period	$13.63	$13.64
Total return based on market value(2)	14.0%	11.6%
Weighted average shares outstanding	18,056,271	15,953,491

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

	For the		For the
	nine months		nine months
	ended		ended
	September 30, 2019		September 30, 2018
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$272,167,567		$227,905,084
Weighted Average net assets	$254,595,844		$222,361,364
Annualized ratio of gross operating expenses to net assets(5)(7)	14.70%		13.97%
Annualized ratio of interest expense and other fees to net assets	5.68%		5.36%
Annualized ratio of net investment income to net assets(5)(7)	8.15%		8.89%
Portfolio Turnover(3)	19.01%		23.11%
Notes payable	$48,875,000		$48,875,000
Credit Facility payable	$136,050,000		$83,300,000
SBA Debentures	$150,000,000		$150,000,000
Asset coverage ratio(4)	2.47	x	2.72	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)	Calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.

(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(5)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments in Taxable Subsidiaries of ($35,701) and ($34,353), respectively, for the nine months ended September 30, 2019 and September 30, 2018, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for both the nine months ended September 30, 2019 and 2018 is .02%.

(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

(7)	These ratios include the impact of the capital gains incentive fee of $1,811,533 and $1,173,250, respectively, for the nine months ended September 30, 2019 and September 30, 2018, which is a GAAP accrual based on net realized and unrealized gains and is not currently payable. The ratio of capital gains incentive fee to net assets for the nine months ended September 30, 2019 and 2018 is .95% and .62%, respectively. See Note 2 for further discussion on the capital gains incentive fee.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility was terminated on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, and September 13, 2019 with ZB, N.A., dba Amegy Bank and various other leaders (the “Credit Facility”).

The Credit Facility, as amended, provides for borrowings up to a maximum of $200,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $250,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2019, the Company was in compliance with these covenants.

As of September 30, 2019 and December 31, 2018, the outstanding balance under the Credit Facility was $136,050,000 and $99,550,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company incurred costs of $1,602,518 in connection with the current Credit Facility, which were capitalized and are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2019 and December 31, 2018, $1,027,531 and $1,312,773 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30,	December 31,
	2019	2018
Credit Facility payable	$136,050,000	$99,550,000
Prepaid loan structure fees	1,027,531	1,312,773
Credit facility payable, net of prepaid loan structure fees	$135,022,469	$98,237,227

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2019 and 2018:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest expense	$1,310,545	$1,116,199	$3,447,592	$2,802,833
Loan fee amortization	120,244	110,351	351,877	297,427
Commitment fees on unused portion	99,089	95,391	338,238	256,814
Administration fees	8,822	8,798	26,178	32,057
Total interest and financing expenses	$1,538,700	$1,330,739	$4,163,885	$3,389,131

Weighted average interest rate	4.9%	4.7%	5.0%	4.6%
Effective interest rate(1)	5.7%	5.6%	6.1%	5.6%
Average debt outstanding	$106,463,043	$94,253,804	$91,932,784	$81,430,037

Cash paid for interest and unused fees	$1,426,956	$1,255,937	$3,619,812	$2,986,999

(1)	Includes the impact of loan fee amortization, including agency fees, and unused fees.

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2019 and December 31, 2018, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA.

As of September 30, 2019, which was the end of the first quarter of operations of the SBIC II subsidiary, it had $20,000,000 in regulatory capital and no SBA-guaranteed debentures outstanding.

On August 12, 2014, the Company obtained exemptive relief from the SEC to permit it to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from its asset coverage test under the 1940 Act. The exemptive relief provides the Company with increased flexibility under the asset coverage test by permitting it to borrow up to $325,000,000 more than it would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $221,488,914 and $225,525,663 in assets at September 30, 2019 and December 31, 2018, respectively, which accounted for approximately 36.1% and 42.9% of the Company’s total consolidated assets at September 30, 2019 and December 31, 2018, respectively. The SBIC II subsidiary held $11,862,453 in assets at September 30, 2019, which accounted for approximately 1.9% of the Company’s total consolidated assets.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both September 30, 2019 and December 31, 2018, the SBIC subsidiary had $150,000,000 of the SBA-guaranteed Debentures outstanding. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

On September 26, 2019, the SBIC II subsidiary received a commitment notification from the SBA approving the first $20,000,000 of leverage through SBA-guaranteed debentures. See Note 12, Subsequent Events, for further discussion.

The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of September 30, 2019:

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

As of September 30, 2019 and December 31, 2018, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2019 and December 31, 2018, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of September 30, 2019, the Company has incurred $5,337,500 in financing costs related to the SBA-guaranteed debentures since receiving the SBIC subsidiaries’ licenses, which were recorded as prepaid loan fees, and include $200,000 of leverage fees paid in September 2019 after receiving the $20,000,000 leverage commitment approval in the SBIC II subsidiary. As of September 30, 2019 and December 31, 2018, $3,359,394 and $3,612,198 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30,	December 31,
	2019	2018
SBA debentures payable	$150,000,000	$150,000,000
Prepaid loan fees	3,359,394	3,612,198
SBA Debentures, net of prepaid loan fees	$146,640,606	$146,387,802

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest expense	$1,291,143	$1,126,536	$3,830,329	$2,692,692
Debenture fee amortization	153,111	191,054	452,805	471,658
Total interest and financing expenses	$1,444,254	$1,317,590	$4,283,134	$3,164,350

Weighted average interest rate	3.4%	3.1%	3.4%	3.1%
Effective interest rate(1)	3.8%	3.7%	3.8%	3.6%
Average debt outstanding	$150,000,000	$142,146,739	$150,000,000	$117,097,070

Cash paid for interest	$2,577,946	$1,945,728	$5,007,832	$3,107,218

(1)       Includes the impact of loan fee amortization.

NOTE 11 — NOTES

On May 5, 2014, the Company closed a public offering of $25,000,000 in aggregate principal amount of 6.50% notes (the “2019 Notes”), due on April 30, 2019. The Company redeemed all $25,000,000 in aggregate principal amount of the 2019 Notes on September 20, 2017 at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.

There was no interest expense or deferred financing costs on the 2019 Notes for the three and nine months ended September 30, 2019 and 2018.

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

The Company used all of the net proceeds from the offering of the 2022 Notes to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of both September 30, 2019 and December 31, 2018, the aggregate carrying amount of the 2022 Notes was approximately $48,875,000 and the fair value of the Notes was approximately $49,950,250 and $47,604,250, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

In connection with the issuance and maintenance of the 2022 Notes, the Company has incurred $1,688,961 of fees, which are being amortized over the term of the 2022 Notes, of which $984,582 and $1,233,203 remains to be amortized as of September 30, 2019 and December 31, 2018, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability as required by ASU No. 2015-3.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest expense	$702,578	$702,578	$2,107,734	$2,107,734
Deferred financing costs	83,784	83,784	248,620	248,620
Administration fees	5,000	5,425	5,000	7,905
Total interest and financing expenses	$791,362	$791,787	$2,361,354	$2,364,259

Weighted average interest rate	5.7%	5.7%	5.8%	5.8%
Effective interest rate(1)	6.4%	6.4%	6.5%	6.5%
Average debt outstanding	$48,875,000	$48,875,000	$48,875,000	$48,875,000
Cash paid for interest	$702,578	$702,578	$2,107,735	$2,107,735

(1)       Includes the impact of loan fee amortization, including agency fees.

The following is a summary of the 2022 Notes Payable, net of deferred financing costs:

	September 30,	December 31,
	2019	2018
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	984,582	1,233,203
Notes payable, net of deferred financing costs	$47,890,418	$47,641,797

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

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On October 2, 2019, the Company received full repayment on the first lien term loan of Good Source Solutions, Inc. for total proceeds of $18,933,533, including a $433,533 prepayment fee.

On October 18, 2019, the Company invested $14,159,091 in the first lien term loan of GS HVAM, LLC, formerly Good Source Solutions, Inc., a marketer and distributor of food products to the corrections, education and other institutional foodservice markets. Additionally, the Company committed $1,590,909 in the unfunded delayed draw term loan and $1,750,000 in the unfunded revolver. The Company also invested an additional $618,844 in equity.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

On October 18, 2019, the Company invested $17,500,000 in the first lien term loan of Intuitive Health, LLC, an operator of freestanding urgent care/emergency room combination facilities.

On October 1, 2019, the Company converted Wise Holding Corporation’s first lien term loan into common equity of the restructured company and all existing mezzanine debt obligations were extinguished, and related claims were released as part of the restructuring.

On November 1, the Company invested $10,000,000 in the first lien term loan of DRS Holdings III, Inc., a provider of a wide variety of products across the insole, custom fit orthotic and foot care category. Additionally, the Company committed to $909,091 in the unfunded revolver.

On November 5, the Company invested $19,500,000 in the second lien term loan of Bromford Industries Ltd, a supplier of complex, mission critical engine components, fabrications and assemblies for the global aerospace and power generation industries. The Company also invested an additional $1,000,000 in equity.

Credit Facility

The outstanding balance under the Credit Facility as of November 6, 2019 was $158,050,000.

SBA-guaranteed Debentures

On October 9, 2019, the SBIC II subsidiary was approved to draw the first $20,000,000 of SBA-guaranteed debentures. On October 17, 2019, the Company drew $6,000,000 of SBA-guaranteed debentures, bringing the total consolidated balance of SBA-guaranteed debentures outstanding to $156,000,000 as of November 6, 2019.

Dividend Declared

On October 15, 2019, the Company’s board of directors declared a regular monthly dividend for each of October, November, and December 2019 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/15/2019	10/30/2019	10/31/2019	11/15/2019	$0.1133
10/15/2019	11/27/2019	11/29/2019	12/13/2019	$0.1133
10/15/2019	12/30/2019	12/31/2019	1/15/2020	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

STELLUS CAPITAL INVESTMENT CORPORATION

Consolidated Schedule of Investments in and Advances to Affiliates

For the nine months ended September 30, 2019
(dollars in thousands)

Company	Investment(1)	December 31, 2018 Fair Value	Amount of Realized Gain / (Loss)	Amount of Unrealized Gain / (Loss)	Amount of Interest, Fees or Dividends Credit to Income(2)	Gross Additions(3)	Gross Reductions(4)	September 30, 2019 Fair Value
Non-control investments
Affiliate investments

Glori Energy Production Inc.	Class A Common Units	$50	$-	$2	$-	$-	$(52)	$-
Total Non-Control/Affiliate investments		$50	$-	$2	$-	$-	$(52)	$-

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

This schedule should be read in conjunction with Stellus’s consolidated financial statements, including the consolidated schedule of investments and notes to the consolidated financial statements.

(1)	The principal amount and ownership detail for equity investments is included in the consolidated schedule of investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in "Amounts from investments transferred from other 1940 Act classifications during the period."

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include the movement of an existing portfolio company into this category and out of a different category.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include the movement of an existing portfolio company out of this category and into a different category. During the nine months ended September 30, 2019, all gross reductions on our affiliated investment were repayments of our investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2019, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at our 2018 annual meeting of stockholders. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2018. As of September 30, 2019, our asset coverage ratio was 247%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of September 30, 2019, we had $586.4 million (at fair value) invested in 61 portfolio companies. As of September 30, 2019, our portfolio included approximately 73% of first lien debt, 17% of second lien debt, 4% of unsecured debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2019 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$431,831,766	$426,259,171
Senior Secured – Second Lien	111,349,821	100,749,807
Unsecured Debt	23,501,893	22,045,766
Equity	28,037,236	37,356,750
Total Investments	$594,720,716	$586,411,494

(1) Includes unitranche investments, which account for 18.2% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2019 and December 31, 2018, we had unfunded commitments of $32.5 million and $21.2 million, respectively, to provide debt financing for sixteen and eleven portfolio companies, respectively. As of September 30, 2019, we had sufficient liquidity through cash on hand and available borrowings under the Credit Facility to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2019:

			% of Total
	Cost	Fair Value	Investments
Texas	$117,931,268	$112,295,311	19.15%
California	81,869,924	82,414,739	14.05%
Arizona	52,422,257	53,139,273	9.06%
New Jersey	52,602,550	51,793,938	8.83%
Ohio	49,083,923	49,977,486	8.52%
Illinois	43,488,600	45,950,154	7.84%
Canada	21,173,448	21,110,106	3.60%
New York	19,983,562	20,315,460	3.46%
Tennessee	19,977,313	19,481,673	3.32%
South Carolina	19,917,515	19,088,828	3.26%
Pennsylvania	17,396,340	17,466,213	2.98%
Maryland	17,136,522	17,368,750	2.96%
Indiana	14,092,414	14,170,771	2.42%
Florida	13,420,770	13,178,466	2.25%
Arkansas	14,901,212	12,803,544	2.18%
Wisconsin	11,383,080	11,151,920	1.90%
Colorado	10,858,544	10,677,250	1.82%
Georgia	500,000	5,110,000	0.87%
North Carolina	4,957,957	4,375,000	0.75%
Puerto Rico	8,613,244	3,980,718	0.68%
Missouri	139,656	520,000	0.09%
Utah	1,553,211	41,894	0.01%
Massachusetts	1,317,406	-	-%
	$594,720,716	$586,411,494	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Texas	100,229,354	97,474,226	19.32%
California	86,550,134	85,880,918	17.03%
New Jersey	43,513,698	41,473,072	8.22%
Ohio	36,209,514	36,273,224	7.19%
Illinois	19,941,053	29,880,018	5.92%
Canada	27,902,537	27,935,931	5.54%
Arizona	21,682,522	21,603,741	4.28%
South Carolina	20,871,587	20,385,325	4.04%
New York	20,446,690	20,287,086	4.02%
Tennessee	20,117,218	19,381,134	3.84%
Arkansas	17,696,537	18,013,941	3.57%
Pennsylvania	17,732,831	17,824,372	3.53%
Maryland	17,237,500	17,237,500	3.42%
Wisconsin	11,437,711	10,869,000	2.15%
Colorado	10,777,822	10,777,822	2.14%
Georgia	5,988,728	9,820,000	1.95%
Indiana	7,363,628	7,087,500	1.40%
Puerto Rico	8,797,954	5,029,913	1.00%
North Carolina	4,946,554	4,425,000	0.88%
Massachusetts	1,317,406	1,670,000	0.33%
Missouri	139,656	670,000	0.13%
Virginia	50,001	280,000	0.06%
Florida	242,304	110,000	0.02%
Utah	1,550,710	93,945	0.02%
	$502,743,649	$504,483,668	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2019:

			% of Total
	Cost	Fair Value	Investments
Healthcare & Pharmaceuticals	$81,723,071	$77,562,721	13.22%
Services: Business	57,223,964	63,649,791	10.85%
Beverage, Food, & Tobacco	49,162,780	47,942,155	8.18%
Consumer Goods: Durable	37,458,445	35,224,777	6.00%
Media: Broadcasting & Subscription	30,706,284	30,817,081	5.26%
Finance	27,695,337	28,975,000	4.94%
Education	26,626,731	25,605,000	4.37%
Aerospace & Defense	24,833,584	24,652,290	4.20%
Media: Advertising, Printing & Publishing	22,733,943	22,691,413	3.87%
High Tech Industries	21,173,448	21,110,106	3.60%
Services: Consumer	26,276,961	20,730,652	3.54%
Retail	19,917,515	19,088,828	3.26%
Metals & Mining	17,136,522	17,368,750	2.96%
Automotive	17,134,778	17,221,213	2.94%
Transportation & Logistics	17,201,699	17,201,699	2.93%
Software	15,799,656	15,598,750	2.66%
Capital Equipment	15,203,922	15,245,582	2.60%
Energy: Oil & Gas	13,106,919	14,361,941	2.45%
Environmental Industries	15,096,405	13,955,448	2.38%
Consumer goods: non-durable	14,992,970	13,488,906	2.30%
Chemicals, Plastics, & Rubber	11,868,874	11,767,471	2.01%
Containers, Packaging, & Glass	11,383,080	11,151,920	1.90%
Construction & Building	10,399,571	10,740,000	1.83%
Utilities: Oil & Gas	9,864,257	9,800,000	1.67%
Hotel, Gaming, & Leisure	-	460,000	0.08%
	$594,720,716	$586,411,494	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2018:

			% of Total
	Cost	Fair Value	Investments
Healthcare & Pharmaceuticals	$58,682,811	$54,785,327	10.86%
Software	51,432,916	51,458,750	10.20%
Finance	34,208,412	41,910,000	8.31%
Media: Broadcasting & Subscription	31,079,169	30,857,379	6.12%
Retail	28,764,221	27,525,897	5.46%
Services: Business	22,942,733	27,094,812	5.37%
Consumer Goods: Durable	26,981,015	26,811,552	5.30%
Education	26,562,249	25,325,000	5.02%
High Tech Industries	21,094,192	21,094,192	4.18%
Beverage, Food, & Tobacco	20,709,134	18,213,945	3.61%
Services: Consumer	17,952,663	17,640,255	3.50%
Automotive	17,457,259	17,282,187	3.43%
Metals & Mining	17,237,500	17,237,500	3.42%
Energy: Oil & Gas	14,312,328	15,542,102	3.08%
Consumer goods: non-durable	14,994,980	14,579,375	2.89%
Environmental Industries	14,004,667	12,835,509	2.54%
Chemicals, Plastics, & Rubber	11,835,100	11,707,835	2.32%
Containers, Packaging, & Glass	11,437,711	10,869,000	2.15%
Aerospace & Defense	10,777,822	10,777,822	2.14%
Construction & Building	10,374,827	10,280,000	2.04%
Utilities: Oil & Gas	9,853,435	9,853,435	1.95%
Capital Equipment	7,535,876	7,929,775	1.57%
Media: Advertising, Printing & Publishing	7,058,675	6,875,625	1.36%
Transportation: Cargo	6,808,345	6,841,739	1.36%
Insurance	5,425,301	5,460,000	1.08%
Hotel, Gaming, & Leisure	3,170,307	3,414,655	0.68%
Services: Government	50,001	280,000	0.06%

	$502,743,649	504,483,668	100.00%

Certain portfolio company classifications were updated to more adequately align to the risks of the portfolio investments with other companies in such industries. Industry classification for the prior year financial statements included above were reclassified to conform to the current presentation. The following changes and their December 31, 2018 fair value and cost, respectively, were made: 1) Consumer Goods: Durable to Metals & Mining; $17,237,500 for both cost and fair value, 2) Media: Broadcasting & Subscription to Media: Advertising, Printing & Publishing; $6,875,625 and $7,058,675, 3) Services: Business to Aerospace & Defense; $10,777,822 for both cost and value, 4) Services: Business to Environmental Industries; $12,505,509 and $13,058,543, 5) Services: Business to Software; $13,432,500 and $14,005,369.

At September 30, 2019, our average portfolio company investment at amortized cost and fair value was approximately $9.7 million and $9.6 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $21.7 million and $21.2 million, respectively. At December 31, 2018, our average portfolio company investment at both amortized cost and fair value was approximately $8.9 million, and our largest portfolio company investment at amortized cost and fair value was approximately $21.6 million and $22.3 million, respectively.

At both September 30, 2019 and December 31, 2018, 92% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 8% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2019 and December 31, 2018 was 9.4% and 10.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount and the impact of our loans on non-accrual status (as discussed below). The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $23.0 million and $17.5 million, respectively.

Investment Activity

During the nine months ended September 30, 2019, we made an aggregate of $172.9 million (net of fees) of investments in eleven new portfolio companies and eight existing portfolio companies. During the nine months ended September 30, 2019, we received an aggregate of $101.5 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2019			As of December 31, 2018
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$79.2	14%	12	$92.5	18%	13
2	430.0	73%	37	372.3	74%	37
3	64.5	11%	8	26.8	5%	3
4	12.4	2%	1	12.8	3%	4
5	0.3	—%	4	0.1	—%	1
Total	$586.4	100%	62	$504.5	100%	58

(1)One portfolio company appears in two categories as of both periods

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2019, we had loans to three portfolio companies that were on non-accrual status which represented approximately 4.1% of our loan portfolio at cost and 2.3% at fair value. During the three months ended September 30, 2019, we received full repayment of a loan that was on non-accrual at June 30, 2019, including interest receivable of $0.9 million related to prior periods, which had not been accrued while the loan was on non-accrual and is included in interest income for the three and nine months ended September 30, 2019. As of December 31, 2018, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value.

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

Comparison of the Three Months and Nine Months Ended September 30, 2019 and 2018

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2019 and 2018 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2019	2018	2019	2018
Interest income(1)	$14.8	$13.7	$42.0	$36.3
PIK interest	0.3	0.2	0.3	0.5
Miscellaneous fees(1)	0.4	0.6	1.2	1.2
Total	$15.5	$14.5	$43.5	$38.0

(1)	For the three and nine months ended September 30, 2019, we recognized $1.7 million and $2.8 million, respectively, of non-recurring income related to early repayments, amendments to specific loan positions, and the recognition of previously reserved income from a prior period. For the three and nine months ended September 30, 2018, we recognized $1.0 million and $1.6 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staff);

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of distributing any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2019 and 2018 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2019	2018	2019	2018
Operating Expenses
Management fees	$2.5	$2.2	$7.0	$6.0
Valuation Fees	0.1	0.1	0.2	0.3
Administrative services expenses	0.4	0.3	1.3	1.0
Income incentive fees	1.6	1.6	4.3	3.8
Capital gain incentive fees	0.5	0.7	1.8	1.2
Professional fees	0.2	0.3	0.9	1.0
Directors’ fees	0.1	0.1	0.3	0.2
Insurance expense	0.1	0.1	0.3	0.3
Interest expense and other fees	3.8	3.4	10.8	8.9
Income tax expense	0.3	-	0.7	-
Other general and administrative	0.1	0.1	0.4	0.5
Total Operating Expenses	$9.7	$8.9	$28.0	$23.2

The increase in operating expenses for the respective periods was primarily due to, 1) an increase in management fees, directly related to the growth of our portfolio, 2) increased interest expense due to the higher balance and pooled rates on the SBA-guaranteed debentures outstanding during the period, as well as higher average balances on our Credit Facility over the periods, 3) higher income and capital gains incentive fees due to performance of the portfolio, and 4) excise tax accrual in the current year based on estimated undistributed taxable income for 2019 and prior year undistributed taxable income.

Net Investment Income

For the three months ended September 30, 2019, net investment income was $5.8 million, or $0.31 per common share (based on 18,905,959 weighted-average common shares outstanding at September 30, 2019).

For the three months ended September 30, 2018, net investment income was $5.6 million, or $0.35 per common share (based on 15,953,810 weighted-average common shares outstanding at September 30, 2018).

For the nine months ended September 30, 2019, net investment income was $15.5 million, or $0.86 per common share (based on 18,056,271 weighted-average common shares outstanding at September 30, 2019).

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

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2019 totaled $42.8 million, and net realized gains totaled $6.2 million, mostly from a realization of our equity investment in a portfolio company.

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2018 totaled $57.0 million, and net realized gains totaled $2.8 million, mostly from a realization of our equity investment in a portfolio company.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2019 totaled $101.5 million, and net realized gains totaled $19.1 million, from realizations of our equity investments in a few portfolio companies and a payment received from a previously impaired portfolio company.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2018 totaled $102.8 million, and net realized gains totaled $5.2 million from realizations of our equity investments in a few portfolio companies.

Net Change in Unrealized Appreciation (depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended September 30, 2019 and 2018 totaled ($3.5) million and $0.5 million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the nine months ended September 30, 2019 and 2018 totaled ($10.0) million and $3.9 million, respectively.

The change in unrealized appreciation for the three and nine months ended September 30, 2019 as compared to the same period in 2018 was due primarily to company-specific performance and the accounting reversal relating to realized gains in the portfolio, offset by appreciation resulting from the general tightening of credit spreads.

The change in unrealized appreciation for the three and nine months ended September 30, 2018 was due primarily to company-specific performance, as well as overall market performance.

The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2019 and 2018, we recognized a benefit (provision) for income tax on unrealized investments of $4.2 thousand and $(25.2) thousand, respectively, for the Taxable Subsidiaries. For the nine months ended September 30, 2019 and 2018, we recognized a provision for income tax on unrealized investments of $35.7 thousand and $34.3 thousand, respectively. As of September 30, 2019 and December 31, 2018, there was a deferred tax liability of $103.7 thousand and $68.0 thousand on the Consolidated Statement of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2019, net increase in net assets resulting from operations totaled $8.5 million, or $0.45 per common share (based on 18,905,959 weighted-average common shares outstanding at September 30, 2019).

For the three months ended September 30, 2018, net increase in net assets resulting from operations totaled $8.9 million, or $0.56 per common share (based on 15,953,810 weighted-average common shares outstanding at September 30, 2018).

For the nine months ended September 30, 2019, net increase in net assets resulting from operations totaled $24.6 million, or $1.36 per common share (based on 18,056,271 weighted-average common shares outstanding at September 30, 2019).

For the nine months ended September 30, 2018, net increase in net assets resulting from operations totaled $23.8 million, or $1.49 per common share (based on 15,953,491 weighted-average common shares outstanding at September 30, 2018).

The increase in net assets resulting from operations for the nine months ended September 30, 2019 was primarily the result of realized gains on certain equity positions and higher net investment income due to portfolio growth, offset by unrealized depreciation over the period. The per share increase in net assets resulting from operations decreased over the respective periods due to an offering in the current year which increased the number of weighted average shares outstanding. See Note 4 for further discussion on equity offerings.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $53.5 million for the nine months ended September 30, 2019, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the nine months ended September 30, 2019 provided cash of $59.1 million due to a secondary offering during the year and net borrowings under our Credit Facility. See Note 4 for further discussion.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2018 annual stockholders meeting, authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then current net asset value per share in one or more offerings. This authorization expired on June 28, 2019, the one year anniversary of our 2018 annual stockholders meeting. We received similar approval from our stockholders on July 22, 2019 at our 2019 annual stockholders meeting to issue shares below the then current net asset value per share. This approval will expire on the earlier of our 2020 annual stockholder meeting or July 22, 2020, the one year anniversary of our 2019 annual stockholders meeting. We will need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our investment company net taxable income to our stockholders in a manner that satisfies the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 28, 2018 (at least 200% prior to June 28, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of September 30, 2019 and December 31, 2018, our asset coverage ratio was 247% and 251%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $23.0 million and $17.5 million, respectively.

Credit Facility

On November 7, 2012, we entered into the Original Facility with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Original Facility was terminated on October 11, 2017, in conjunction with securing and entering into the new senior secured revolving Credit Facility, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, and September 13, 2019 with ZB, N.A., dba Amegy Bank and various other lenders.

The Credit Facility, as amended, provides for borrowings up to a maximum of $200.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $250.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiary, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of September 30, 2019, we were in compliance with these covenants.

As of September 30, 2019 and December 31, 2018, the outstanding balance under the Credit Facility was $136.1 million and $99.6 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $1.6 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2019 and December 31, 2018, $1.0 million and $1.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2019 and 2018 (in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest expense	$1.3	$1.1	$3.5	$2.8
Loan fee amortization	0.1	0.1	0.4	0.3
Commitment fees on unused portion	0.1	0.1	0.3	0.3
Total interest and financing expenses	$1.5	$1.3	$4.2	$3.4

Weighted average interest rate	4.9%	4.7%	5.0%	4.6%
Effective interest rate(1)	5.7%	5.6%	6.1%	5.6%
Average debt outstanding	$106.5	$94.3	$91.9	$81.4

Cash paid for interest and unused fees	$1.4	$1.3	$3.6	$3.0

(1)       Includes the impact of loan fee amortization, including agency fees, and unused fees.

SBA-Guaranteed Debentures

 Due to the SBIC subsidiaries’ status as licensed SBICs, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2019 and December 31, 2018, the SBIC subsidiary had $75.0 million in regulatory capital, as such term is defined by the SBA.

As of September 30, 2019, the quarter ending the first quarter of operations, the SBIC II subsidiary had $20.0 million in regulatory capital and no SBA-guaranteed debentures outstanding.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiary held $221.5 million and $225.5 million in assets at September 30, 2019 and December 31, 2018, respectively, which accounted for approximately 36.1% and 42.9% of our total consolidated assets at September 30, 2019 and December 31, 2018, respectively. The SBIC II subsidiary held $11.9 million in assets at September 30, 2019, which accounted for approximately 1.9% of our total consolidated assets.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of both September 30, 2019 and December 31, 2018, the SBIC subsidiary had $150,000,000 of the SBA-guaranteed Debentures outstanding. SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

On September 26, 2019, the SBIC II subsidiary received a commitment notification from the SBA approving the first $20.0 million of leverage through SBA-guaranteed debentures. See Note 12, Subsequent Events, for further discussion.

As of September 30, 2019 and December 31, 2018, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2019 and December 31, 2018 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of September 30, 2019, we have incurred $5.3 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries have received their licenses, which were recorded as prepaid loan fees, and include $0.2 million of leverage fees paid in September 2019 after receiving the $20.0 million leverage commitment approval in the SBIC II subsidiary. As of September 30, 2019 and December 31, 2018, $3.4 million and $3.6 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2019 and 2018 (in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest expense	$1.3	$1.1	$3.8	$2.7
Debenture fee amortization	0.1	0.2	0.5	0.5
Total interest and financing expenses	$1.4	$1.3	$4.3	$3.2

Weighted average interest rate	3.4%	3.1%	3.4%	3.1%
Effective interest rate(1)	3.8%	3.7%	3.8%	3.6%
Average debt outstanding	$150.0	$142.2	$150.0	$117.1

Cash paid for interest	$2.6	$2.0	$5.0	$3.1

(1)       Includes the impact of loan fee amortization.

Notes Offering

On May 5, 2014, we closed a public offering of $25.0 million in aggregate principal amount of 6.50% notes (the “2019 Notes”), due on April 30, 2019. We redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017 at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.

There was no interest expense or deferred financing costs on the 2019 Notes for the three and nine months ended September 30, 2019 and 2018.

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

We used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of September 30, 2019 and December 31, 2018, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million for both periods and the fair value of the Notes was approximately $50.0 million and $47.6 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $1.0 million and $1.2 million remains to be amortized as of September 30, 2019 and December 31, 2018, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2019 and 2018 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest expense	$0.7	$0.7	$2.1	$2.1
Deferred financing costs	0.1	0.1	0.3	0.3
Total interest and financing expenses	$0.8	$0.8	$2.4	$2.4

Weighted average interest rate	5.7%	5.7%	5.8%	5.8%
Effective interest rate(1)	6.4%	6.4%	6.5%	6.5%
Average debt outstanding	$48.9	$48.9	$48.9	$48.9
Cash paid for interest	$0.7	$0.7	$2.1	$2.1

(1)       Includes the impact of loan fee amortization, including agency fees.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2019 and December 31, 2018, our off-balance sheet arrangements consisted of $32.5 million and $21.2 million, respectively, of unfunded commitments to provide debt financing to fifteen and eleven of our portfolio companies, respectively. As of September 30, 2019, we had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

We intend to distribute to our stockholders between 90% and 100% of our annual investment company net taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

Subsequent Events

Investment Portfolio

On October 2, 2019, we received full repayment on the first lien term loan of Good Source Solutions, Inc. for total proceeds of $18.9 million, including a $0.4 million prepayment fee.

On October 18, 2019, we invested $14.2 million in the first lien term loan of GS HVAM Intermediate, LLC., formerly Good Source Solutions, Inc., a marketer and distributor of food products to the corrections, education and other institutional foodservice markets. Additionally, we committed $1.6 million in the unfunded delayed draw term loan and $1.8 million in the unfunded revolver. We also invested an additional $0.6 million in equity.

On October 18, 2019, we invested $17.5 million in the first lien term loan of Intuitive Health, LLC, an operator of freestanding urgent care/emergency room combination facilities.

On October 1, 2019, we converted Wise Holding Corporation’s first lien term loan into common equity of the restructured company and all existing mezzanine debt obligations were extinguished, and related claims were released as part of the restructuring.

On November 1, we invested $10.0 million in the first lien term loan of DRS Holdings III, Inc., a provider of a wide variety of products across the insole, custom fit orthotic and foot care category. Additionally, we committed to $0.9 million in the unfunded revolver.

On November 5, we invested $19.5 million in the second lien term loan of Bromford Industries Ltd, a supplier of complex, mission critical engine components, fabrications and assemblies for the global aerospace and power generation industries. We also invested an additional $1.0 million in equity.

Credit Facility

The outstanding balance under the Credit Facility as of November 6, 2019 was $158.1 million.

SBA-guaranteed Debentures

On October 9, 2019, the SBIC II subsidiary was approved to draw its first $20.0 million of debentures. On October 17, 2019, we drew $6.0 million of SBA-guaranteed debentures, bringing the total consolidated balance of SBA-guaranteed debentures outstanding to $156.0 million as of November 6, 2019.

Dividend Declared

On October 15, 2019, the Company’s board of directors declared a regular monthly dividend for each of October, November and December 2019 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
10/15/2019	10/30/2019	10/31/2019	11/15/2019	$0.1133
10/15/2019	11/27/2019	11/29/2019	12/13/2019	$0.1133
10/15/2019	12/30/2019	12/31/2019	1/15/2020	$0.1133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019 and December 31, 2018, 92% and 91% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of September 30, 2019 and December 31, 2018, the weighted average interest rate floor on our floating rate loans was 1.08% and 0.94%, respectively.

Assuming that the Statement of Assets and Liabilities as of September 30, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points	Interest Income	Interest Expense	Net Interest Income (1)
Up 200 basis points	$10.0	(2.7)	$7.3
Up 150 basis points	7.5	(2.0)	5.5
Up 100 basis points	5.0	(1.4)	3.6
Up 50 basis points	2.5	(0.7)	1.8
Down 50 basis points	(2.5)	0.7	(1.8)
Down 100 basis points	(4.7)	1.4	(3.3)
Down 150 basis points	(5.9)	2.0	(3.9)
Down 200 basis points	(6.7)	2.7	(4.0)

(1)Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2019 and 2018, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Our investments in portfolio companies that operate in the business services industry represent approximately 10.9% of our total portfolio as of September 30, 2019. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating rate debt securities in our portfolio.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (“LIBOR”) after 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. As of September 30, 2019, we had a total of $463.7 million principal balance, or 80.7% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments whose maturity dates extend past December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. In addition, borrowings under our Credit Facility, which is currently set to mature on October 10, 2021, bear interest at LIBOR plus a margin rate. As a result, if we are able to extend our Credit Facility beyond 2021 and if LIBOR ceases to exist after December 31, 2021, we may need to renegotiate the interest-rate provisions in the Credit Facility to replace LIBOR with the new standard that is established in its place or another pricing method.

Given the current uncertainties over LIBOR’s discontinuation and the replacement alternatives, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere, including any impact on our LIBOR-linked debt investments that mature after December 31, 2021. Additionally, due to these uncertainties, it is expected that the transition will span several reporting periods through the end of 2021.

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

Dated: November 7, 2019	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
	Name:	Robert T. Ladd
	Title:	Chief Executive Officer and President

By:	/s/ W. Todd Huskinson
Name:	W. Todd Huskinson
Title:	Chief Financial Officer

