Form 10-K
period 2019-12-31
Stellus Capital Investment Corp
filed 2020-03-03
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2019 was: $247,477,542.
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 28, 2020 was 19,474,247.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2019

PART I
Item 1.
Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management” refers to our investment adviser and administrator, Stellus Capital Management, LLC.
General
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or “BDC”, under the Investment Company Act of 1940, or the “1940 Act.” We were organized as a Maryland corporation on May 8, 2012, and formally commenced operations on November 7, 2012. We originate and invest primarily in private middle-market companies (typically those with $5 million to $50 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often with corresponding equity co-investments. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche. Unsecured debt includes senior unsecured and subordinated loans.
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

We previously received an exemptive order (the “Prior Order”) from the SEC to co-invest with private funds managed by Stellus Capital Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, we received a new exemptive order (the “Order”) that supersedes the Prior Order and permits us greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. We co-invest, subject to the conditions in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to our investment strategy, and the we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.
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
On April 4, 2018, our board of directors, or the “Board”, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. In other words, prior to the enactment of the SBCAA, a BDC could borrow $1.00 for investment purposes for every $1.00 of investor equity. Now, for those BDCs that satisfy the Act’s approval and disclosure requirements, the BDC can borrow $2.00 for investment purposes for every $1.00 of investor equity. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
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
SBIC Licenses
Two of our wholly owned subsidiaries (the “SBIC subsidiaries”) hold a license to operate as small business investment companies, or SBICs. Current SBA regulations allow an SBIC to obtain leverage by issuing debentures guaranteed by the SBA up to a maximum of  $175 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary, SBA approval, and other requirements. SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. We believe that the SBA-guaranteed debentures are an attractive source of debt capital.
We have obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $325,000,000 more than we would otherwise be able to absent the receipt of this exemptive relief.
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
The following table provides a summary of our portfolio investments as of December 31, 2019:
As of December 31, 2019
($ in millions)
Number of investments in portfolio companies	63
Fair value(a)	$628.9
Cost	$642.7
% of portfolio at fair value – first lien debt(b)	72.4%
% of portfolio at fair value – second lien debt	17.8%
% of portfolio at fair value – unsecured debt	3.5%
% of portfolio at fair value – equity	6.3%
Weighted-average annual yield(c)	9.2%

(a)
As of December 31, 2019, $ 548.7 million of our debt investments at fair value were at floating interest rates, which represented approximately 93% of our total portfolio of debt investments at fair value. As of December 31, 2019, $ 40.5 million of our debt investments at fair value were at fixed interest rates, which represented approximately 7% of our total portfolio of debt investments at fair value.

(b)
Includes unitranche investments, which account for 14.4% of our portfolio at fair value.

(c)
The weighted average yield on all of our debt investments as of December 31, 2019, was approximately 9.2%, of which approximately 8.7% was current cash interest. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

Stellus Capital Management
Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.
The senior investment professionals of Stellus Capital Management have an average of over 30 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to the D. E. Shaw & Co., L.P. and its associated investment funds

(the “D.E. Shaw group”) with respect to an approximately $10.0 million investment portfolio at fair value (as of December 31, 2019) in middle-market companies pursuant to sub-advisory arrangements.
In addition to serving as our investment adviser and the sub-advisor to the D. E. Shaw group as noted above, Stellus Capital Management currently manages private credit funds, some of which have an investment strategy that is similar or identical to our investment strategy, and energy private equity funds. We received the Order from the SEC, which permits us to co-invest with investment funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. We will not co-invest with the energy private equity funds, as the energy private equity funds focus on equity-related investments only in the energy industry, and we focus on predominantly credit-related investments across many industries. In addition, we will not co-invest with D.E. Shaw group funds.
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
Attractive Environment to Lend To Middle-Market Companies.
The current strength of the U.S. economy provides an attractive environment to lend to middle-market companies. The U.S. services, healthcare, technology and consumer products sectors continue to show strong growth and profitability, allowing middle market companies to continue to service their debt and prudently borrow to support growth initiatives and mergers and acquisitions activity. This dynamism, coupled with ample capital from private equity firms to support middle market companies, is creating a large population of credit worthy companies looking for debt capital.
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
Competitive Strengths
We believe that the following competitive strengths will allow us to achieve positive returns for our investors:
Experienced Investment Team.
Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management senior investment professionals, including its senior investment professionals who have an average of over 30 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing debt and equity securities through market cycles. We believe the members of Stellus Capital Management’s senior investment team are proven and experienced, with extensive capabilities in credit investing, having participated in these markets for the predominant portion of their careers. We believe that these characteristics enhance the quantity and quality of investment opportunities available to us.
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
Resources of Stellus Capital Management Platform.
We have access to the resources and capabilities of Stellus Capital Management, which has 15 investment professionals, including Robert T. Ladd, Dean D’Angelo, Joshua T. Davis and Todd A. Overbergen, who are supported by six managing directors, two vice presidents and three analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. Huskinson, who serves as our chief financial officer and chief compliance officer, and his staff of ten finance and operations professionals.
Investment Strategy
The Stellus Capital Management senior investment professionals employ an opportunistic and flexible investing approach, combined with strong risk management processes, which we believe yields a highly diversified portfolio across companies, geographies, industries, and investment types. We seek direct origination opportunities of first lien (including unitranche), second lien, and unsecured debt financing, often with corresponding equity co-investments, in middle-market companies. We believe that businesses in this size range often have limited access to public financial markets and will benefit from Stellus Capital Management’s reliable lending approach. Many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage.
With an average of over 30 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment professionals of Stellus Capital Management have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through equity co-investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.
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
These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Since inception, Stellus Capital Management has completed financing transactions with more than 150 equity sponsors and completed multiple financing transactions with 33 of those equity sponsors.
We believe that, over the past decade, the senior investment team and other investment professionals of Stellus Capital Management have built a reputation as a thoughtful and disciplined provider of capital to middle-market companies and a preferred financing source for private equity sponsors and management teams. We believe these factors give Stellus Capital Management a competitive advantage in sourcing investment opportunities, which are used for our benefit.
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
First Lien Debt   First lien debt is structured with first-priority liens on the assets of the borrower that serve as collateral in support of the repayment of such loans. First lien loans may provide for moderate loan amortization in the early years of the loan, with most of the amortization deferred until loan maturity.

Unitranche Debt   Unitranche debt typically is structured as first lien loans that combine both senior and junior debt with lenders agreeing separately to an order of priority among them. To the extent that we invest in the “last out” tranche of a unitranche facility, our unitranche investments will have certain risk characteristics of second lien debt. Unitranche debt typically provides for moderate loan amortization in the initial years of the debt, with the majority of the principal payment deferred until loan maturity. Since unitranche debt generally allows the borrower to make a large lump sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In some cases, we will be the sole lender, or we together with our affiliates will be the sole lender, of unitranche debt, which can provide us with more influence interacting with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
Second Lien Debt   Second lien debt is structured as junior, secured loans, with second priority liens on an issuer’s assets. These loans typically provide for moderate loan amortization in the initial years of the loan, with the majority of the amortization deferred until loan maturity.
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
Upon review of the prescreen memorandum, if the investment committee determines to proceed with the review of an investment opportunity, the deal team continues its diligence and deal structuring plans and prepares a credit approval memorandum for review by the investment committee. The credit approval memorandum, updates the prescreen memorandum with more deal specific detail, including an update to the diligence process and any changes in the structure and pricing of the proposed investment. Upon unanimous approval by the investment committee of the proposed investment as presented in the credit approval memorandum, Stellus Capital Management’s Chief Investment Officer reviews any amendments before finalizing and closing negotiations with the prospective portfolio company.
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
Quarterly Full Portfolio Review.   Stellus Capital Management’s Chief Investment Officer and our Chief Compliance Officer perform a quarterly comprehensive review of every portfolio company with the deal teams. This process includes a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, the valuation of each portfolio investment for which a market quotation is not readily available is reviewed by our independent third-party valuation firm at least twice annually. In addition, portfolio investments that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board based on the input of our management and audit committee.
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
The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, Stellus Capital Management receives 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as described below), and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of  (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters.
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
Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.
Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 2.2625%
Incentive fee
= 100% × Pre-incentive fee net investment income (subject to “catch-up”)(3)
= 100% × (2.2625% - 2.0%)
= 0.2625%

Pre-incentive fee net investment income exceeds the hurdle rate but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.2625%.
Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 2.8625%
Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(3)
Incentive fee = 100% × “catch-up” + (20.0% × (Pre-Incentive Fee Net Investment Income - 2.5%))
“Catch-up”
= 2.5% - 2.0%
= 0.5%

Incentive fee
= (100% × 0.5%) + (20.0% × (2.8625% - 2.5%))
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
Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses) = 2.8625%
Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000
20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000
Although our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters did not exceed the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters.
Alternative 2:
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses) = 2.8625%
Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000
20.0% of cumulative net increase in net assets resulting from operations over current and preceding
11 calendar quarters = $10,000,000
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

Example 3: Capital Gains Portion of Incentive Fee (*):
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
The capital gains portion of the incentive fee would be:
Year 1: None
Year 2: Capital gains incentive fee of  $0.6 million - ($3.0 million realized capital gains on sale of Investment A multiplied by 20.0%)
Year 3: None - $0.4 million (20.0% multiplied by ($3.0 million cumulative capital gains less $1.0 million cumulative capital depreciation)) less $0.6 million (previous capital gains fee paid in Year 2)
Year 4: Capital gains incentive fee of  $50,000 - $0.65 million ($3.25 million cumulative realized capital gains multiplied by 20.0%) less $0.6 million (capital gains incentive fee taken in Year 2)
Alternative 2
Assumptions
Year 1: $2.0 million investment made in Company A (“Investment A”), $5.25 million investment made in Company B (“Investment B”) and $4.5 million investment made in Company C (“Investment C”)
Year 2: Investment A sold for $4.5 million, FMV of Investment B determined to be $4.75 million and FMV of Investment C determined to be $4.5 million
Year 3: FMV of Investment B determined to be $5.0 million and Investment C sold for $5.5 million
Year 4: FMV of Investment B determined to be $6.0 million
Year 5: Investment B sold for $4.0 million
The capital gains incentive fee, if any, would be:
Year 1: None
Year 2: $0.4 million capital gains incentive fee - 20.0% multiplied by $2.0 million ($2.5 million realized capital gains on Investment A less $0.5 million unrealized capital depreciation on Investment B)
Year 3: $0.25 million capital gains incentive fee(1) - $0.65 million (20.0% multiplied by $3.25 million ($3.5 million cumulative realized capital gains less $0.25 million unrealized capital depreciation)) less $0.4 million capital gains incentive fee received in Year 2
Year 4: $0.05 million capital gains incentive fee - $0.7 million ($3.50 million cumulative realized capital gains multiplied by 20.0%) less $0.65 million cumulative capital gains incentive fee paid in Year 2 and Year 3
Year 5: None - $0.45 million (20.0% multiplied by $2.25 million (cumulative realized capital gains of $3.5 million less realized capital losses of  $1.25 million)) less $0.7 million cumulative capital gains incentive fee paid in Year 2, Year 3 and Year 4(2)

*
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
Board Approval of the Investment Advisory Agreement
Our Board, including a majority of our independent directors, approved the investment advisory agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the investment advisory agreement on January 23, 2020. In its consideration of the investment advisory agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.
In voting to approve the investment advisory agreement, our Board, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:
•
Nature, Extent and Quality of Services. Our Board considered the nature, extent and quality of the advisory and other services to be provided by Stellus Capital Management, including the investment performance of Stellus Capital Management’s investment team. Our Board also considered the investment selection process expected to be employed by Stellus Capital Management, including the flow of transaction opportunities resulting from its investment team’s significant experience in originating, structuring and managing loans and debt securities through market cycles; the employment of Stellus Capital Management’s investment strategy, rigorous due diligence process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our Board also considered Stellus Capital Management’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. In addition, our Board considered the other terms and conditions of the investment advisory agreement, including the fact that we could terminate the investment advisory agreement without penalty upon 60 days’ notice to Stellus Capital Management. As a result, our Board determined that the substantive terms of the investment advisory agreement (other than the fees payable thereunder, which our Board reviewed separately), including the services to be provided, are similar to those of comparable BDCs described in the available market data and in the best interests of our stockholders. Moreover, our Board concluded that although the substantive terms of the Investment Advisory Agreement, including the services to be provided, are generally the same as those of comparable BDCs described in the market data then available, it would be difficult to obtain similar services from other third-party service providers in light of the nature, quality and extent of the advisory and other services provided to us by Stellus Capital Management.
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

•
Projected Profitability of Stellus Capital Management. Our Board considered information about Stellus Capital Management, including the anticipated costs of the services to be provided by Stellus Capital Management and the anticipated profits to be realized by it, including as a result of our investment performance, which would generally be equal or similar to the profitability of investment advisers managing comparable BDCs. Our Board reviewed our investment performance, as well as comparative data with respect to the investment performance of other externally managed BDCs, as it relates to the management and incentive fees we pay Stellus Capital Management. As a result of this review, our Board determined that our investment performance supported the renewal of the investment advisory agreement.

•
Economies of Scale. Our Board considered the extent to which economies of scale would be realized as the Company grows, and whether the fees payable under the investment advisory agreement reflect these economies of scale for the benefit of our stockholders. Considering such information, our Board determined that the advisory fee structure under the investment advisory agreement was reasonable with respect to any economies of scale that may be realized as the Company grows.

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

•
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
In addition, we previously received the Prior Order from the SEC to co-invest with private funds managed by Stellus Capital Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, we received the Order, which supersedes the Prior Order and permits us greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We co-invest, subject to the conditions included in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar to or identical to our investment strategy, and we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.
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
In addition, we have formed and operate two SBIC subsidiaries, and are partially dependent on the SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirement. The SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver. If the SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to maintain our tax treatment as a RIC, which would result in us becoming subject to corporate-level federal income tax.
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
If we are unable to qualify for tax treatment as a RIC, and if certain remedial provisions are not available, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such distributions, non-corporate stockholders would be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets ( i.e. , the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Regulation as a Small Business Investment Company
Our wholly owned subsidiaries’ SBIC licenses allow them to obtain leverage by issuing SBA-guaranteed debentures, subject to customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.
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
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $175.0 million, subject to SBA approval, with sufficient regulatory capital (as such term is defined in SBA regulations). The amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding is $350.0 million. As of December 31, 2019, our SBIC I subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value. As of December 31, 2019, our SBIC II subsidiary had $20.0 million in regulatory capital and $11.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value.
We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 150% asset coverage test under the 1940 Act. This allows us increased flexibility under the 150% asset coverage test by permitting us to borrow up to $325.0 million more (subject to SBA approval) than we would otherwise be able to absent the receipt of this exemptive relief.
The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiaries may also be limited in their ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.
Our SBIC subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC subsidiaries will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate one or both of our SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiaries upon an event of default.

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
To maintain our tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided, that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to maintain our tax treatment as a RIC, we may be in default under the terms of our $220.0 million senior secured revolving credit facility with various lenders (the “Credit Facility”). Such a failure could have a material adverse effect on us and our stockholders.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accrual of original issue discount. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities and increases in loan balances as a result of contracted PIK arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
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
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. A proposal, approved by our stockholders at our 2019 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This approval will expire on the earlier of our 2020 annual stockholder meeting or July 22, 2020, the one-year anniversary of our 2019 annual stockholders meeting. The proposal approved by our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. In addition, we cannot issue shares of our common stock below net asset value unless our Board determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.
Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investing in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We, through our SBIC subsidiaries, intend to issue debt securities guaranteed by the SBA and sold in the capital markets. Upon any such issuance of debt securities and as a result of its guarantee of the debt securities, if any, the SBA would also have fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders.
Upon the issuance of any debt securities guaranteed by the SBA, if we are unable to meet the financial obligations under our 5.75% notes due 2022 or (the “2022 Notes”) or the Credit Facility, the SBA, as a creditor, would have a superior claim to the assets of our SBIC subsidiaries over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.
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
We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. This relief allows us increased flexibility under the 150% asset coverage test by allowing us to borrow up to $325 million more through our SBIC subsidiaries than we would otherwise be able to borrow absent the receipt of this exemptive relief.
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
As of December 31, 2019, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
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
Because we borrow money to make investments and may in the future issue additional senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act. For example, to the extent any such instruments were to constitute senior securities under the 1940 Act, we would have to and will comply with the asset coverage requirements thereunder or, as permitted in lieu thereof, place certain assets in a segregated account to cover such instruments in accordance with SEC guidance, including, for example, Investment Company Act Release No. IC-10666, as applicable. There is otherwise no limit as to our ability to enter into such derivative transactions. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to Stellus Capital Management. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation makes many changes to the Internal Revenue Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, investors or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.
Any failure to comply with SBA regulations could have an adverse effect on our SBIC subsidiaries’ operations.
On June 20, 2014 and August 14, 2019, our wholly owned subsidiaries, Stellus Capital SBIC LP, and Stellus Capital SBIC II LP, respectively, received licenses from the SBA to operate as SBICs. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forgo attractive investment opportunities that are not permitted under SBA regulations.
Further, SBA regulations require that an SBIC be examined by the SBA to determine its compliance with the relevant SBA regulations at least every two years. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If either of our SBIC subsidiaries fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are our wholly owned subsidiaries.
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
Our wholly owned SBIC subsidiaries may be unable to make distributions to us that will enable us to maintain RIC tax treatment, which could result in the imposition of an entity-level tax.
In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we are required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.
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
We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described elsewhere in this annual report on Form 10-K. In connection with that determination, investment professionals from Stellus Capital Management provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment is reviewed by an independent valuation firm at least twice annually, the ultimate determination of fair value is made by our Board, including our interested directors, and not by such third-party valuation firm. In addition, Messrs. Ladd, D’Angelo and Davis, each an interested member of our Board, has a direct pecuniary interest in Stellus Capital Management. The participation of Stellus Capital Management’s investment professionals in our valuation process, and the pecuniary interest in Stellus Capital Management by certain members of our Board, could result in a conflict of interest as Stellus Capital Management’s management fee is based, in part, on the value of our gross assets, and incentive fees are based, in part, on realized gains and realized and unrealized losses.
There are conflicts related to other arrangements with Stellus Capital Management.
We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” In addition, we have entered into an administration agreement with Stellus Capital Management pursuant to which we are required to pay to Stellus Capital Management our allocable portion of overhead and other expenses incurred by Stellus Capital Management in performing its obligations under such administration agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and his staff. This will create conflicts of interest that our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude Stellus Capital Management from licensing or transferring the ownership of the “Stellus Capital” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Stellus Capital Management or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Stellus Capital” as part of our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.
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
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, we may be required to register as an investment company under the 1940 Act and be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
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
Our business is highly dependent on the communications and information systems of Stellus Capital Management. In addition, certain of these systems are provided to Stellus Capital Management by third party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, public health crises (including the recent coronavirus outbreak), events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
Risks Related to Economic Conditions
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (“Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom exited the EU on January 31, 2020, uncertainty remains as to the effects of the transition period and the United Kingdom’s ability to negotiate a free trade deal, which may lead to continued volatility. Additionally, volatility in the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
The Chinese capital markets have experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions, the potential trade war with China and the impact of public health epidemics like the coronavirus currently affecting China and the wider global community may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

Risks Related to our Investments
Economic recessions or downturns could impair our portfolio companies, which would harm our operating results.
Many of the portfolio companies in which we make, and expect to make, investments, including those currently included in our portfolio, are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
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
Additionally, on June 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions or credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:
•
Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•
Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•
Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•
Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•
Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.
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
As of December 31, 2019, our investments in Healthcare & Pharmaceuticals companies represented 14.9% of our total portfolio, at fair value. Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2019, the SEC proposed a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.
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

•
loss of our qualification as a RIC or BDC or the status of either of our SBIC subsidiaries as a SBIC;

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
The 2022 Notes are not and will not be secured by any of our assets or any of the assets of any future subsidiaries and rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the 2022 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes. As of December 31, 2019, we had $161.6 million outstanding under the Credit Facility. The indebtedness under the Credit Facility is effectively senior to the 2022 Notes to the extent of the value of the assets securing such indebtedness.
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
The indenture under which the 2022 Notes is issued offers limited protection to holders of the 2022 Notes. The terms of the indenture and the 2022 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2022 Notes. In particular, the terms of the indenture and the 2022 Notes do not place any restrictions on our or our subsidiaries’ ability to:
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

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by (i) Section 61(a)(1) of the 1940 Act or any successor provisions and (ii) the exception set forth below, despite the fact that we are not currently subject to such provisions of the 1940 Act in connection with the offer and sale of the 2022 Notes, except that we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary in order for us to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 and, provided that, any such prohibition will not apply until such time as our asset coverage has been below the minimum asset coverage required pursuant to clause (i) above for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were currently applicable to us in connection with the offering of the 2022 Notes, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
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
Since September 15, 2019, we have had the option to choose to redeem the 2022 Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the 2022 Notes. If prevailing rates are lower at the time of redemption, holders of the 2022 Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2022 Notes being redeemed. Our redemption right also may adversely impact a Noteholder’s ability to sell the 2022 Notes as the optional redemption date or period approaches.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2022 Notes.
As of December 31, 2019, we had approximately $161.6 million of indebtedness outstanding under the Credit Facility. Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2022 Notes and substantially decrease the market value of the 2022 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 2022 Notes and our other debt and to fund other liquidity needs.
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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange, or “NYSE”, under the symbol “SCM.” As of January 31, 2020, we had 10 stockholders of record, which did not include stockholders for whom shares are held in nominee or street name.
We generally intend to pay monthly distributions to our stockholders out of assets legally available for distribution. Our monthly distributions, if any, will be determined by our board of directors. From Inception to December 2013, we paid dividends equivalent to $.1133 per share on a quarterly basis. Beginning in January 2014, we have paid aggregate monthly dividends of  $0.1133 per share on our common shares. Payment of dividends on our common shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to shareholders in the future. See Note 3 for detail of distributions paid life to date.
Recent Sales of Unregistered Securities
During the year ended December 31, 2019, no shares of common stock were issued under the distribution reinvestment program (“DRIP”). During the year ended December 31, 2018, we issued a total of 7,931 shares of common stock under the distribution reinvestment program (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP for the year ended December 31, 2018 was approximately $94,788. No shares were issued under the DRIP program during the year ended December 31, 2017.
Use of Proceeds from Recent Sales of Registered Securities
In March and April 2019, the Company sold 2,952,149 shares of its common stock for net proceeds of $41,302,707, which was used to repay borrowings under the Credit Facility.
For the year ended December 31, 2019, the Company sold 225,787 additional shares of common stock through an at-the-market sales program (the “ATM Program”) for net proceeds of  $3,022,689, (including underwriter and other expenses of  $240,040) which was used to repay borrowings under the Credit Facility.
During April 2017, the Company sold 3,162,500 shares of its common stock for net proceeds of $43,060,618, which was used to repay borrowings under the Credit Facility. Subsequently, the Credit Facility was redrawn to fund additional equity in the SBIC I Subsidiary and fund new transactions.
During August and September 2017, the Company issued unsecured notes totaling $48,875,000, the proceeds of which were used to redeem the existing unsecured notes and repay borrowings under the Credit Facility.
For the year ended December 31, 2017, the Company sold 303,422 additional shares of common stock through the ATM Program for net proceeds of  $4,014,887, which was used to repay borrowings under the Credit Facility.

Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2019, as a part of our dividend reinvestment plan for our common stockholders, we purchased 117,713 shares of our common stock for an average price per share of $14.03 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2019:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	9,681	$13.90	$—	$—
February 1, 2019 through February 29, 2019	9,024	$14.79	$—	$—
March 1, 2019 through March 31, 2019	11,019	$14.06	$—	$—
April 1, 2019 through April 30, 2019	10,154	$14.38	$—	$—
May 1, 2019 through May 31, 2019	10,896	$14.14	$—	$—
June 1, 2019 through June 30, 2019	10,983	$14.14	$—	$—
July 1, 2019 through July 31, 2019	10,348	$14.20	$—	$—
August 1, 2019 through August 31, 2019	9,868	$12.97	$—	$—
September 1, 2019 through September 30, 2019	9,223	$13.66	$—	$—
October 1, 2019 through October 31, 2019	9,279	$13.44	$—	$—
November 1, 2019 through November 30, 2019	8,739	$14.21	$—	$—
December 1, 2019 through December 31, 2019	8,499	$14.54	$—	$—
Total	117,713	$14.03	$—	$—

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through March 2, 2020. The graph assumes that, at inception, a person invested $100 in each of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

260%
240%
220%
200%
180%
160%
140%
120%
100%
80%
60%
121.60%
83.52%
79.48%
67.20%
'13
'14
'15
'16
'17
'18
'19
S&P 500 (121.60%)
Russell 2000 (83.52%)
SCM (79.48%)
RJ BDC Index (67.20%)

11/07/12 to 03/02/20
Total return assumes dividends are reinvested on the ex-dividend dates
RJ BDC Index consists of: AINV, ARCC, BCSF, BBDC, BKCC, CCAP, CGBD, CPTA, CSWC, FDUS, FSK, GAIN, GARS, GBDC, GECC, GLAD, GSBD, HCAP, HRZN, HTGC, ICMB, MAIN, MCC, MRCC, MVC, NEWT, NMFC, OCSI, OCSL, OFS, ORCC, OXSQ, PFLT, PNNT, PTMN, PSEC, SAR, SCM, SLRC, SUNS, TCPC, TCRD, TPVG, TSLX and WHF

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.
Selected Financial Data

The selected financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 set forth below was derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Statement of Operations Data:
Total investment income	$58,911,889	$53,266,338	$39,648,193	$39,490,197	$35,158,559
Total expenses, net of fee waiver	$36,473,080	$30,629,801	$21,677,433	$22,177,996	$18,611,431
Net investment income	$22,438,809	$22,636,537	$17,970,760	$17,312,201	$16,547,128
Net increase in net assets resulting from operations	$26,438,186	$26,194,578	$22,613,257	$23,199,062	$7,670,536
Per Share Data:
Net asset value	$14.14	$14.09	$13.81	$13.69	$13.19
Net investment income	$1.23	$1.42	$1.21	$1.39	$1.33
Net increase in net assets resulting from operations	$1.45	$1.64	$1.52	$1.86	$0.61
Distributions declared	$1.36	$1.36	$1.36	$1.36	$1.36
	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015(2)
Balance Sheet Data:
Investments at fair value	$628,948,077	$504,483,668	$371,839,772	$365,625,891	$349,017,697
Cash and cash equivalents	$16,133,315	$17,467,146	$25,110,718	$9,194,129	$10,875,790
Total assets	$648,513,227	$526,287,251	$400,260,855	$379,878,729	$365,368,412
Total liabilities	$377,942,054	$301,442,244	$180,013,613	$208,996,944	$200,717,308
Total net assets	$270,571,173	$224,845,007	$220,247,242	$170,881,785	$164,651,104
Other Data:
Number of portfolio companies at period end	63	57	48	45	39
Weighted average yield on debt investments at period end(1)(3)	9.2%	10.9%	10.8%	11.0%	10.6%

(1)
Computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

(2)
ASU No. 2015-03 — Simplifying the Presentation of Debt Issuance Costs was effective from the quarter ended March 31, 2016. Total assets and total liabilities as of December 31, 2015 have been modified by debt issuance costs of  $3,905,673 to conform to this presentation.

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
We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2019, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.
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
On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at our 2018 annual meeting of stockholders. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2018, which effectively increased the amount of leverage we may incur. As of December 31, 2019, our asset coverage ratio was 229%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
Portfolio Composition and Investment Activity
Portfolio Composition
We originate and invest primarily in privately-held middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien (including unitranche), second lien, and unsecured debt financing, often times with a corresponding equity investment.
As of December 31, 2019, we had $ 628.9 million (at fair value) invested in 63 companies. As of December 31, 2019, our portfolio included approximately 72% of first lien debt, 18% of second lien debt, 4% of unsecured debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2019 was as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$461,107,595	$455,169,878
Senior Secured – Second Lien	130,600,172	111,961,013
Unsecured Debt	22,279,519	22,137,186
Equity	28,720,538	39,680,000
Total Investments	$642,707,824	$628,948,077

(1)
Includes unitranche investments, which account for 14.4% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

(1)
Includes unitranche investments, which account for 20.6% of our portfolio at December 31, 2018 fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2019 and December 31, 2018, we had unfunded commitments of  $37.5 million and $21.2 million, respectively, to provide debt financing for seventeen and eleven portfolio companies, respectively. As of December 31, 2019, the Company had sufficient liquidity to fund such unfunded commitments should the need arise.
The following is a summary of geographical concentration of our investment portfolio as of December 31, 2019:
	Cost	Fair Value	% of Total Investments at fair value
Texas	$134,451,527	$120,672,985	19.19%
California	79,090,474	78,136,331	12.42%
Arizona	52,390,949	53,274,526	8.47%
New Jersey	52,548,769	51,637,750	8.21%
Ohio	48,502,609	50,092,839	7.96%
Illinois	41,869,947	44,406,252	7.06%
Canada	21,201,137	21,217,811	3.37%
New York	19,922,689	20,584,020	3.27%
United Kingdom	20,116,695	20,116,695	3.20%
Wisconsin	19,207,770	19,466,054	3.10%
South Carolina	19,935,337	19,366,716	3.08%
Tennessee	19,854,956	19,260,076	3.06%
Pennsylvania	17,408,508	17,566,213	2.79%
Maryland	17,103,044	17,325,000	2.75%
Indiana	14,064,012	13,997,251	2.23%
Florida	13,663,116	13,820,256	2.20%
Colorado	10,867,843	12,444,250	1.98%
Arkansas	14,920,694	11,989,446	1.91%
Missouri	10,078,235	10,428,223	1.66%
Georgia	575,000	5,250,000	0.83%
North Carolina	4,961,969	4,375,000	0.70%
Puerto Rico	8,613,244	3,490,383	0.55%
Utah	41,894	30,000	0.00%
Massachusetts	1,317,406	—	—%
	$642,707,824	$628,948,077	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2018:
	Cost	Fair Value	% of Total Investments
Texas	$100,229,354	$97,474,226	19.32%
California	86,550,134	85,880,918	17.03%
New Jersey	43,513,698	41,473,072	8.22%
Ohio	36,209,514	36,273,224	7.19%
Illinois	19,941,053	29,880,018	5.92%
Canada	27,902,537	27,935,931	5.54%
Arizona	21,682,522	21,603,741	4.28%
South Carolina	20,871,587	20,385,325	4.04%
New York	20,446,690	20,287,086	4.02%
Tennessee	20,117,218	19,381,134	3.84%
Arkansas	17,696,537	18,013,941	3.57%
Pennsylvania	17,732,831	17,824,372	3.53%
Maryland	17,237,500	17,237,500	3.42%
Wisconsin	11,437,711	10,869,000	2.15%
Colorado	10,777,822	10,777,822	2.14%
Georgia	5,988,728	9,820,000	1.95%
Indiana	7,363,628	7,087,500	1.40%
Puerto Rico	8,797,954	5,029,913	1.00%
North Carolina	4,946,554	4,425,000	0.88%
Massachusetts	1,317,406	1,670,000	0.33%
Missouri	139,656	670,000	0.13%
Virginia	50,001	280,000	0.06%
Florida	242,304	110,000	0.02%
Utah	1,550,710	93,945	0.02%
	$502,743,649	$504,483,668	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2019:
	Cost	Fair Value	% of Total Investments at fair value
Healthcare & Pharmaceuticals	$98,307,360	$94,000,860	14.95%
Services: Business	56,354,433	62,410,845	9.92%
Aerospace & Defense	44,970,957	46,547,324	7.40%
Consumer Goods: Durable	47,933,468	44,158,660	7.02%
Beverage, Food, & Tobacco	42,131,354	42,592,966	6.77%
Media: Broadcasting & Subscription	32,353,301	33,218,991	5.28%
Finance	27,776,880	29,562,500	4.70%
Education	26,594,771	25,661,125	4.08%
Media: Advertising, Printing & Publishing	22,425,972	21,965,124	3.49%
High Tech Industries	21,201,137	21,217,811	3.37%
Capital Equipment	20,093,379	20,237,066	3.22%
Retail	19,935,337	19,366,716	3.08%
Metals & Mining	17,103,044	17,325,000	2.75%
Transportation & Logistics	17,173,599	17,226,294	2.74%
Automotive	17,151,902	17,221,213	2.74%
Software	15,807,191	15,516,250	2.47%
Containers, Packaging, & Glass	14,306,286	14,564,570	2.32%
Environmental Industries	15,256,675	14,410,327	2.29%
Energy: Oil & Gas	12,624,269	13,582,102	2.16%
Services: Consumer	26,075,606	13,345,105	2.12%
Chemicals, Plastics, & Rubber	11,880,825	11,857,228	1.89%
Consumer goods: non-durable	14,973,711	11,770,000	1.87%
Construction & Building	10,408,323	10,750,000	1.71%
Utilities: Oil & Gas	9,868,044	9,900,000	1.57%
Hotel, Gaming, & Leisure	—	540,000	0.09%
	$642,707,824	$628,948,077	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2018:
	Cost	Fair Value	% of Total Investments
Healthcare & Pharmaceuticals	$58,682,811	$54,785,327	10.86%
Software	51,432,916	51,458,750	10.20%
Finance	34,208,412	41,910,000	8.31%
Media: Broadcasting & Subscription	31,079,169	30,857,379	6.12%
Retail	28,764,221	27,525,897	5.46%
Services: Business	22,942,733	27,094,812	5.37%
Consumer Goods: Durable	26,981,015	26,811,552	5.30%
Education	26,562,249	25,325,000	5.02%
High Tech Industries	21,094,192	21,094,192	4.18%
Beverage, Food, & Tobacco	20,709,134	18,213,945	3.61%
Services: Consumer	17,952,663	17,640,255	3.50%
Automotive	17,457,259	17,282,187	3.43%
Metals & Mining	17,237,500	17,237,500	3.42%
Energy: Oil & Gas	14,312,328	15,542,102	3.08%
Consumer goods: non-durable	14,994,980	14,579,375	2.89%
Environmental Industries	14,004,667	12,835,509	2.54%
Chemicals, Plastics, & Rubber	11,835,100	11,707,835	2.32%
Containers, Packaging, & Glass	11,437,711	10,869,000	2.15%
Aerospace & Defense	10,777,822	10,777,822	2.14%
Construction & Building	10,374,827	10,280,000	2.04%
Utilities: Oil & Gas	9,853,435	9,853,435	1.95%
Capital Equipment	7,535,876	7,929,775	1.57%
Media: Advertising, Printing & Publishing	7,058,675	6,875,625	1.36%
Transportation: Cargo	6,808,345	6,841,739	1.36%
Insurance	5,425,301	5,460,000	1.08%
Hotel, Gaming, & Leisure	3,170,307	3,414,655	0.68%
Services: Government	50,001	280,000	0.06%
	$502,743,649	504,483,668	100.00%
Certain portfolio company classifications were updated to more adequately align to the risks of the portfolio investments with other companies in such industries. Industry classification for the prior year financial statements included above were reclassified to the current presentation. The following changes and their December 31, 2018 cost and fair value, respectively, were made: 1) Consumer Goods: Durable to Metals & Mining; $17,237,500 for both cost and fair value, 2) Media: Broadcasting & Subscription to Media: Advertising, Printing & Publishing; $7,058,675 and $6,875,625, 3) Services: Business to Aerospace & Defense; $10,777,822 for both cost and value, 4) Services: Business to Environmental Industries; $13,058,543 and $12,505,509, 5) Services: Business to Software; $14,005,369 and $13,432,500.
At December 31, 2019, our average portfolio company investment at amortized cost and fair value was approximately $10.2 million and $10.0 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $ 21.6 million and $ 21.3 million, respectively. At December 31, 2018, our average portfolio company investment at both amortized cost and fair value was approximately $8.9 million, and our largest portfolio company investment at amortized cost and fair value was approximately $21.6 million and $22.3 million, respectively.

At December 31, 2019, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 7% bore interest at fixed rates. At December 31, 2018, 91% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 9% bore interest at fixed rates.
The weighted average yield on all of our debt investments as of December 31, 2019 and December 31, 2018 was approximately 9.2% and 10.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.
As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents of  $16.1 million and $17.5 million, respectively.
Investment Activity
During the year ended December 31, 2019, we made $246.5 million of investments in seventeen new portfolio companies and twelve existing portfolio companies. During the year ended December 31, 2019, we received $128.2 million in proceeds principally from prepayments of our investments, including $19.2 million from amortization of certain other investments.
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

	As of December 31, 2019			As of December 31, 2018
Investment Category	Fair Value	% of Total Portfolio	Number of Portfolio Companies(1)	Fair Value	% of Total Portfolio	Number of Portfolio Companies
	(dollars in millions)
1	$70.4	11%	11	$92.5	18%	13
2	492.2	78%	41	372.3	74%	37
3	49.3	8%	7	26.8	5%	3
4	12.0	2%	1	12.8	3%	4
5	5.0	1%	4	0.1	—%	1
Total	$628.9	100%	64	$504.5	100%	58

(1)
One portfolio company appears in two categories as of December 31, 2019 and December 31, 2018.

Loans and Debt Securities on Non-Accrual Status
We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2019, we had loans to 2 portfolio companies that were on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. As of December 31, 2018, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value.
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
Comparison of the Years ended December 31, 2019, 2018, and 2017
Revenues
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

The following shows the breakdown of investment income for the years ended December 31, 2019, 2018, and 2017 (in millions).
	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Interest Income(1)	$56.5	$49.6	$37.6
PIK Income	0.4	1.9	0.5
Miscellaneous fees(1)	2.0	1.8	1.6
Total	$58.9	$53.3	$39.7

(1)
For the years ended December 31, 2019, 2018, and 2017, we recognized $2.8 million, $3.4 million and $2.5 million of non-recurring income, respectively. Non-recurring income was related to early repayments, the recognition of previously reserved income from a prior period, and amendments to specific loan positions.

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

The following shows the breakdown of operating expenses for the years ended December 31, 2019, 2018 and 2017 (in millions).
	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Operating Expenses
Management Fees	$9.7	$8.2	$6.3
Valuation Fees	0.3	0.3	0.3
Administrative services expenses	1.7	1.4	1.3
Income incentive fees	5.8	5.5	2.9
Capital gain incentive fees	0.8	0.1	—
Professional fees	1.0	1.2	1.3
Directors’ fees	0.4	0.3	0.3
Insurance expense	0.3	0.3	0.4
Interest expense and other fees	15.0	12.3	7.9
Income tax expense	0.9	0.3	—
Other general and administrative	0.6	0.7	0.6
Total Operating Expenses	$36.5	$30.6	$21.3
Loss on extinguishment of debt	—	—	0.4
Total Expenses	$36.5	$30.6	$21.7
The increase in operating expenses for the respective periods was primarily due to 1) an increase in management fees, directly related to the growth of our portfolio, 2) increased interest expense due to the higher balances on the Credit Facility and SBA-guaranteed debentures outstanding during the period, 3) excise taxes as a result of capital gains on certain equity positions, and 4) higher income incentive fees and capital gains incentive fees due to performance of the portfolio.
Net Investment Income
Net investment income was $22.4 million, or $1.23 per common share based on 18,275,696 weighted-average common shares outstanding at December 31, 2019. Net investment income was $22.6 million, or $1.42 per common share based on 15,953,571 weighted-average common shares outstanding at December 31, 2018. Net investment income was $18.0 million, or $1.21 per common share based on 14,870,981 weighted-average common shares outstanding at December 31, 2017.
Net investment income for the year ended December 31, 2019 decreased compared to the year ended December 31, 2018 as a result of an increase in accrued capital gains incentive fees and excise taxes generated by realized gains on certain equity positions and higher interest expense from larger amounts outstanding under the Credit Facility and SBA-guaranteed debentures; offset by higher investment income due to a larger portfolio.
Net Realized Gains and Losses
We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2019 totaled $128.2 million and net realized gains totaled $19.6 million. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2018 totaled $147.5 million and net realized gain totaled $5.5 million. Proceeds from the sales and repayments of investments and amortization of certain other investments for the year ended December 31, 2017 totaled $172.3 million and net realized gains totaled $4.7 million. Net realized gains in all periods presented resulted from the realization of our equity investments in certain portfolio companies.
Net Change in Unrealized Appreciation (Depreciation) of Investments
Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.
Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the year ended December 31, 2019, 2018 and 2017 totaled ($15.5) million, ($1.6) million, and ($0.0) million, respectively.
The change in unrealized depreciation in 2019 was primarily due to write downs on specific investments. The change in unrealized depreciation in 2018 was due to a significant widening of spreads during the fourth quarter, offset by the write up of a specific equity investment. There was relatively no change in unrealized appreciation in 2017.
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
For the year ended December 31, 2019, 2018 and 2017, we recognized a deferred tax benefit (provision) related to unrealized appreciation on certain equity investments for income tax at our Taxable Subsidiaries of  $(66.8) thousand, $(68.0) thousand and $9.0 thousand, respectively. As of December 31, 2019 and 2018, a deferred tax liabilities of  $134.7 thousand and $68.0 thousand, respectively, were included on the Consolidated Statement of Assets and Liabilities.
For the year ended December 31, 2018, we recognized tax expense related to the realized gains on certain equity investments at our taxable subsidiaries of  $267.0 thousand. There was no such tax expense for the years ended December 31, 2019 and 2017. As of December 31, 2019 and 2018, no tax liability related to the taxes on realized gains were included on the Consolidated Statement of Assets and Liabilities.
Net Increase in Net Assets Resulting from Operations
Net increase in net assets resulting from operations totaled $26.4 million, or $1.45 per common share based on weighted-average shares of 18,275,696 for the year ended December 31, 2019, as compared to $26.2 million, or $1.64 per common share based on weighted-average shares of 15,953,571 common shares outstanding for the year ended December 31, 2018, as compared to $22.6 million, or $1.52 per common share based on weighted-average shares of 14,870,981 common shares outstanding for the year ended December 31, 2017.
The increase in net assets resulting from operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was higher due primarily to a larger amount of realized gains, offset by unrealized depreciation. The increase in net assets resulting from operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was higher due primarily to a higher net investment income as a result of portfolio growth, as well as a larger amount of realized gains.

Financial condition, liquidity and capital resources
Cash Flows from Operating and Financing Activities
Our operating activities used net cash of  ($93.3) million for the year ended December 31, 2019, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2019 provided cash of $92.0 million primarily from proceeds from the issuance of common stock, proceeds from SBA-guaranteed debentures and net borrowings on our credit facility.
Our operating activities used net cash of  ($102.4) million for the year ended December 31, 2018, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2018 provided cash of $94.8 million primarily from proceeds from SBA-guaranteed debentures and net borrowings on our credit facility
Our operating activities provided net cash of  $18.9 million for the year ended December 31, 2017, primarily in connection with income earned on our portfolio investments, offset by the purchase and origination of portfolio investments. Our financing activities for the year ended December 31, 2017 used cash of  ($2.9) million, primarily from net repayments on our credit facility.
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
Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2019 annual stockholders meeting, authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then current net asset value per share in one or more offerings. This approval will expire on the earlier of our 2020 annual stockholder meeting or July 22, 2020, the one-year anniversary of our 2019 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 28, 2018 (at least 200% prior to June 28, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of December 31, 2019 and December 31, 2018, our asset coverage ratio was 229% and 251%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents of  $16.1 million and $17.5 million, respectively.
Credit Facility
On November 7, 2012, we entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. We terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, September 13, 2019, and December 27, 2019, with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).
The Credit Facility, as amended, provides for borrowings up to a maximum of  $220.0 million on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $250.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.
Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which the our asset coverage ratio is equal to or below 1.90 to 1.00) with no LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. The commitment to fund the revolver expires on October 10, 2020, after which we may no longer borrow under the Credit Facility. We must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility beginning October 15, 2020. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2021.
Our obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2019, we were in compliance with these covenants.
As of December 31, 2019 and December 31, 2018, the outstanding balance under the Credit Facility was $161.6 million and $99.6 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $1.8 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of December 31, 2019 and 2018, $1.0 million and $1.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2019, 2018, and 2017 (dollars in millions):
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$5.1	$3.7	$2.2
Loan fee amortization	0.5	0.4	0.4
Commitment fees on unused portion	0.4	0.4	0.3
Administration fees	—	0.1	0.1
Total interest expense and other fees	$6.0	$4.6	$3.0
Loss on extinguishment of debt	$—	$—	$0.1
Weighted average interest rate	4.8%	4.7%	3.7%
Effective interest rate (including fee amortization)	5.7%	5.7%	5.0%
Average debt outstanding	$106.2	$79.8	$60.1
Cash paid for interest and unused fees	$5.2	$4.2	$2.5
SBA-guaranteed debentures
Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2019 and 2018, the SBIC subsidiary had $75.0 million in regulatory capital, as such term is defined by the SBA.
As of December 31, 2019, the year ending the first year of operations, the SBIC II subsidiary had $20.0 million in regulatory capital, as such term is defined by the SBA.
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
On a stand-alone basis, the SBIC subsidiaries held $240.1 million and $225.5 million in assets at December 31, 2019 and 2018, respectively, which accounted for approximately 37.0% and 42.9% of our total consolidated assets at December 31, 2019 and 2018, respectively.
Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of December 31, 2019 and 2018, the SBIC subsidiaries had $161.0 million and $150.0 million of the SBA-guaranteed debentures outstanding, respectively. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
As of December 31, 2019 and 2018, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2019 and 2018, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.
As of December 31, 2019, we have incurred $5.6 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries have received their licenses, which were recorded as prepaid loan fees. As of December 31, 2019 and 2018, $3.5 million and $3.6 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2019, 2018 and 2017 (dollars in millions; averages for periods outstanding):
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$5.2	$4.0	$2.1
Debenture fee amortization	0.6	0.6	0.3
Total interest expense and other fees	$5.8	$4.6	$2.4
Weighted average interest rate	3.4%	3.2%	3.1%
Effective interest rate (including fee amortization)	3.8%	3.7%	3.6%
Average debt outstanding	$151.9	$125.4	$67.3
Cash paid for interest	$5.0	$3.1	$2.0
Notes
On May 5, 2014, we closed a public offering of  $25.0 million aggregate principal amount of 6.50% notes (the “2019 Notes”) due April 30, 2019. We redeemed all $25.0 million in aggregate principal amount of the 2019 Notes on September 20, 2017. As a result of the redemption, we recognized a loss on the extinguishment of debt of  $0.3 million for the year ended December 31, 2017, due to the write off of the remaining deferred financing costs on the 2019 Notes.
The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the years ended December 31, 2019, 2018, and 2017 (dollars in millions; averages for period outstanding):
	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$—	$—	$1.2
Deferred financing costs	—	—	0.1
Total interest expense and other fees	$—	$—	$1.3
Loss on extinguishment of debt	—	—	0.3
Weighted average interest rate	—%	—%	6.5%
Effective interest rate (including fee amortization)	—%	—%	7.3%
Average debt outstanding	$—	$—	$25.0
Cash paid for interest	$—	$—	$1.4
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
We used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of both December 31, 2019 and 2018, the aggregate carrying amount of all Notes was $48.9 million and the fair value of the Notes was approximately $49.7 million and $47.6 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.
In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $0.9 million and $1.2 million remained to be amortized as of December 31, 2019 and 2018, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2019, 2018, 2017 (in millions):
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017(1)
Interest expense	$2.8	$2.8	$1.0
Deferred financing costs	0.3	0.3	0.1
Total interest expense and other fees	$3.1	$3.1	$1.1
Weighted average interest rate	5.8%	5.8%	5.8%
Effective interest rate (including fee amortization)	6.4%	6.4%	6.5%
Average debt outstanding	$48.9	$48.9	$48.0
Cash paid for interest	$2.8	$2.8	$0.9

(1)
for the period outstanding

Contractual Obligations
As of December 31, 2019, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:
	Total	2020	2021	2022	2023	2024	2025 and thereafter
	(dollars in thousands)
Credit facility payable(1)	$161,550	—	161,550	$—	—	—	—
Notes payable	$48,875	$—	—	48,875	—	$—	—
SBA-guaranteed debentures	$161,000	—	—	—	—	—	$161,000
Total	$371,425	$—	$161,550	$48,875	$—	$—	$161,000

(1)
We must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility beginning October 15, 2020. See Note 9 for further discussion.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2019, our only off-balance sheet arrangements consisted of  $37.5 million of unfunded commitments to provide debt financing to seventeen of our portfolio companies. As of December 31, 2018, our only off-balance sheet arrangements consisted of a $21.2 million unfunded commitments to provide debt financing to eleven of our portfolio companies.

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
Valuation of portfolio investments
As a business development company, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our Board, we may value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice each year. Investments purchased within 90 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our Board, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.
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

•
The audit committee of our Board then reviews these preliminary valuations; and

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
Net realized gains or losses and net change in unrealized appreciation or depreciation
We measure realized gains or losses by the difference between the net proceeds from the repayment, sale, or other disposition and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
Recent Developments
Investment Portfolio
On January 3, we received full repayment on the first lien term loan of APG Intermediate Sub 2 Corp. for total proceeds of  $10 million, including a $0.1 million prepayment fee. We also received $2.4 million in full realization on the equity of the company, resulting in a $1.3 million gain.
On January 7, 2020, we invested $14.4 million in the first lien term loan of Sales Benchmark Index, LLC, $1.3 million in the unfunded revolver, and $3.3 million in the unfunded delayed draw term loan of Sales Benchmark, LLC, a provider of revenue growth management consulting services for private equity-owned and large enterprise clients. Additionally, we invested $0.7 million in the preferred equity of the company.
On January 15, 2020, Apex Environmental Resources Holdings, LLC was merged with a provider of non-hazardous waste management, collection, and recycling services, creating Interstate Waste Services, Inc. Our common and preferred ownership positions in Apex Environmental Resources Holdings, LLC was rolled into the combined entity.
On January 31, 2020, we invested $18.9 million in the first lien term loan and $2.7 million in the unfunded revolver of Elliott Aviation, LLC, a provider of maintenance, repair, and overhaul and fixed-base operator services to the business aviation sector. Additionally, we invested $0.9 million in the preferred equity of the company.
Credit Facility
The outstanding balance under the Credit Facility as of February 28, 2020 was $175.3 million.
ATM Program
Since December 31, 2019, we issued 332,591 shares under the At-the-Market (“ATM”) Program, for gross proceeds of  $4.8 million. The average per share offering price of shares issued in the ATM Program was $14.42.

SBA-guaranteed Debentures
The outstanding balance under SBA-guaranteed Debentures as of February 28, 2020 was $161.0 million.
Dividend Declared
On January 10, 2020, the Company’s Board declared a regular monthly dividend for each of January, February and March 2020.
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/10/2020	1/30/2020	1/31/2020	2/14/2020	$0.1133
1/10/2020	2/27/2020	2/28/2020	3/13/2020	$0.1133
1/10/2020	3/30/2020	3/31/2020	4/15/2020	$0.1133
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2019 and 2018, 93% and 91% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of December 31, 2019 and 2018, the weighted average interest rate floor on our floating rate loans was 1.13% and 0.94%, respectively.
Assuming that the Statement of Assets and Liabilities as of December 31, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:
	($ in millions)
Change in Basis Points	Interest Income	Interest Expense	Net Interest Income(1)
Up 200 basis points	$10.8	$(3.2)	$7.6
Up 150 basis points	8.1	(2.4)	5.7
Up 100 basis points	5.4	(1.6)	3.8
Up 50 basis points	2.7	(0.8)	1.9
Down 50 basis points	(2.5)	0.8	(1.7)
Down 100 basis points	(4.1)	1.6	(2.5)
Down 150 basis points	(4.8)	2.4	(2.4)
Down 200 basis points	(5.3)	3.2	(2.1)

(1)
Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2019 and 2018, we did not engage in hedging activities.

Item 8.
Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Stellus Capital Investment Corporation
Opinion on the financial statements
We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, schedules, and financial highlights (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 and the financial highlights for each of the five years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2020 expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2019 and 2018, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2012
Dallas, Texas
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Stellus Capital Investment Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 2, 2020 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
March 2, 2020

PART I — FINANCIAL INFORMATION
STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
	December 31, 2019	December 31, 2018
ASSETS
Non-controlled, affiliated investments, at fair value (amortized cost of $0 and $52,185, respectively)	$—	$50,000
Non-controlled, non-affiliated investments, at fair value (amortized cost of $642,707,824 and $502,691,464, respectively)	628,948,077	504,433,668
Cash and cash equivalents	16,133,315	17,467,146
Receivable for sales and repayments of investments	123,409	99,213
Interest receivable	2,914,710	3,788,684
Other receivables	25,495	85,246
Deferred offering costs	—	18,673
Prepaid expenses	368,221	344,621
Total Assets	$648,513,227	$526,287,251
LIABILITIES
Notes payable	$47,974,202	$47,641,797
Credit facility payable	160,510,633	98,237,227
SBA-guaranteed debentures	157,543,853	146,387,802
Dividends payable	2,167,630	1,807,570
Management fees payable	2,695,780	2,183,975
Income incentive fees payable	1,618,509	1,936,538
Capital gains incentive fees payable	880,913	81,038
Interest payable	2,322,314	1,863,566
Unearned revenue	559,768	410,593
Administrative services payable	413,278	392,191
Deferred tax liability (Note 13)	134,713	67,953
Income tax payable	917,000	316,092
Other accrued expenses and liabilities	203,461	115,902
Total Liabilities	$377,942,054	$301,442,244
Commitments and contingencies (Note 7)
Net Assets	$270,571,173	$224,845,007
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,131,746 and 15,953,810 issued and outstanding, respectively)	$19,132	$15,954
Paid-in capital	272,117,091	228,160,491
Accumulated undistributed deficit	(1,565,050)	(3,331,438)
Net Assets	$270,571,173	$224,845,007
Total Liabilities and Net Assets	$648,513,227	$526,287,251
Net Asset Value Per Share	$14.14	$14.09
See accompanying notes to these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
INVESTMENT INCOME
Interest income	$56,895,990	$51,463,033	38,071,449
Other income	2,015,899	1,803,305	1,576,744
Total Investment Income	$58,911,889	$53,266,338	$39,648,193
OPERATING EXPENSES
Management fees	$9,703,706	$8,154,842	6,255,911
Valuation fees	265,103	307,838	336,300
Administrative services expenses	1,691,764	1,390,375	1,245,727
Income incentive fees	5,809,672	5,529,376	2,911,392
Capital gains incentive fees	799,876	81,038	—
Professional fees	1,040,011	1,189,071	1,274,066
Directors’ fees	383,000	317,000	331,000
Insurance expense	352,382	348,500	429,897
Interest expense and other fees	14,976,024	12,338,755	7,855,211
Income tax expense	903,905	275,106	—
Other general and administrative expenses	547,637	697,900	621,204
Total Operating Expenses	$36,473,080	$30,629,801	$21,260,708
Loss on extinguishment of debt	—	—	416,725
Net Investment Income	$22,438,809	$22,636,537	$17,970,760
Net realized gain on non-controlled, non-affiliated investments	$19,565,903	$5,540,518	4,655,976
Tax provision on realized gain on investments	—	(267,975)	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	$(15,501,951)	$(1,706,549)	40,113
Net change in unrealized appreciation (depreciation) on non-controlled, affiliated investments	2,185	60,000	(62,185)
Benefit (provision) for taxes on net unrealized gain on investments in taxable subsidiaries	(66,760)	(67,953)	8,593
Net Increase in Net Assets Resulting from Operations	$26,438,186	$26,194,578	$22,613,257
Net Investment Income Per Share	$1.23	$1.42	$1.21
Net Increase in Net Assets Resulting from Operations Per Share	$1.45	$1.64	$1.52
Weighted Average Shares of Common Stock Outstanding	18,275,696	15,953,571	14,870,981
Distributions Per Share	$1.36	$1.36	$1.36
See accompanying notes to these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Increase in Net Assets Resulting from Operations
Net investment income	$22,438,809	$22,636,537	17,970,760
Net realized gain on non-controlled, non-affiliated investments	19,565,903	5,540,518	4,655,976
Tax provision on realized gain on investments	—	(267,975)	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	(15,501,951)	(1,706,549)	40,113
Net change in unrealized appreciation (depreciation) on non-controlled, affiliated investments	2,185	60,000	(62,185)
Benefit (provision) for taxes on unrealized appreciation on investments	(66,760)	(67,953)	8,593
Net Increase in Net Assets Resulting from Operations	$26,438,186	$26,194,578	$22,613,257
Stockholder Distributions From:
Net investment income	$(10,000,000)	$(16,418,007)	$(17,970,760)
Net realized capital gains	(15,038,173)	(5,272,543)	(2,352,545)
Total Distributions	$(25,038,173)	$(21,690,550)	$(20,323,305)
Capital Share Transactions
Issuance of common stock	$45,862,239	$94,788	$48,741,549
Sales load	(1,015,127)	—	(1,358,880)
Offering costs	(521,715)	—	(307,022)
Partial share transactions	755	(1,051)	(142)
Net Increase in Net Assets Resulting From Capital Share Transactions	$44,326,153	$93,737	$47,075,505
Total Increase in Net Assets	$45,726,166	$4,597,765	$49,365,457
Net Assets at Beginning of Period	$224,845,007	$220,247,242	$170,881,785
Net Assets at End of Period	$270,571,173	$224,845,007	$220,247,242
See accompanying notes to these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash flows from operating activities
Net Increase in net assets resulting from operations	$26,438,186	$26,194,578	$22,613,257
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(246,438,384)	(272,927,459)	(172,171,246)
Proceeds from sales and repayments of investments	128,206,318	147,528,448	172,260,541
Net change in unrealized depreciation (appreciation) on investments	15,499,766	1,646,549	22,072
Increase in investments due to PIK	(415,933)	(1,869,905)	(499,595)
Amortization of premium and accretion of discount, net	(1,774,469)	(1,553,333)	(1,196,566)
Deferred tax provision	66,760	67,953	(8,593)
Amortization of loan structure fees	519,995	456,151	455,893
Amortization of deferred financing costs	332,407	335,309	251,826
Amortization of loan fees on SBA-guaranteed debentures	623,900	623,989	333,027
Net realized gain on investments	(19,565,903)	(5,540,518)	(4,655,976)
Loss on extinguishment of debt	—	—	416,725
Changes in other assets and liabilities
Decrease (increase) in interest receivable	873,974	(866,480)	1,679,538
Decrease (increase) in other receivable	59,751	(85,246)	748
Decrease (increase) in prepaid expenses	(23,600)	16,649	94,949
Increase in management fees payable	511,805	562,383	13,297
Increase (decrease) in incentive fees payable	(318,029)	1,564,891	(981,624)
Increase in capital gains incentive fees payable	799,875	81,038	—
Increase in administrative services payable	21,087	65,158	54,522
Increase in interest payable	458,748	842,393	47,361
Increase in unearned revenue	149,175	271,289	119,349
Increase in income tax payable	600,908	316,092	—
Increase (decrease) in other accrued expenses and liabilities	87,559	(152,511)	1,022
Net Cash Provided by (Used in) Operating Activities	$(93,286,104)	$(102,422,582)	$18,850,527
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$45,862,239	$—	$48,741,549
Sales load for common stock issued	(1,015,127)	—	(1,358,880)
Offering costs paid for common stock	(503,042)	(18,673)	(307,022)
Proceeds from notes issued	—	—	48,875,000
Financing costs paid for Notes issued	—	—	(1,688,961)
Repayments on Notes issued	—	—	(25,000,000)
Stockholder distributions paid	(24,678,113)	(21,594,863)	(19,930,616)
Proceeds from SBA Debentures	11,000,000	60,000,000	25,000,000
Financing costs paid on SBA Debentures	(467,850)	(2,055,000)	(856,250)
Borrowings under Credit Facility	245,750,000	246,300,000	194,250,000
Repayments of Credit Facility	(183,750,000)	(187,500,000)	(269,500,000)
Financing costs paid on Credit Facility	(246,589)	(351,403)	(1,158,616)
Partial share transactions	755	(1,051)	(142)
Net Cash Provided by (Used in) Financing Activities	$91,952,273	$94,779,010	$(2,933,938)
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,333,831)	$(7,643,572)	$15,916,589
Cash and cash equivalents balance at beginning of period	17,467,146	25,110,718	9,194,129
Cash and Cash Equivalents Balance at End of Period	$16,133,315	$17,467,146	$25,110,718
Supplemental and Non-Cash Activities
Cash paid for interest expense	$13,035,976	$10,075,913	$6,762,104
Excise tax paid	280,000	27,717	37,648
Shares issued pursuant to Dividend Reinvestment Plan	—	94,788	—
Increase in distribution payable	360,060	899	392,689
Increase (decrease) in deferred offering costs	(18,673)	18,673	—
See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.50%	1.00%	12.45%		9/5/2014	3/5/2021	Chemicals, Plastics, & Rubber	$5,325,237	$5,320,277	$5,112,228	1.89%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	160,000	0.06%
Total											$5,695,277	$5,272,228	1.95%
Adams Publishing Group, LLC	(3)								Greenville, TN
Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.44%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$5,411,955	5,371,128	5,222,536	1.93%
Delayed Draw Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.45%		8/3/2018	6/30/2023		$173,277	173,277	167,213	0.06%
Total											$5,544,405	$5,389,749	1.99%
Advanced Barrier Extrusions, LLC	(8)								Rhinelander, WI
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.00%	7.70%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$14,286,000	14,056,286	14,214,570	5.25%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	350,000	0.13%
Total											$14,306,286	$14,564,570	5.38%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	945 shares	945	0	0.00%
Preferred Units	(4)	Equity					10/30/2015			945 shares	945,179	540,000	0.20%
Total											$946,124	$540,000	0.20%
APG Intermediate Sub 2 Corp.									Castle Rock, CO
Term Loan	(22)	First Lien	P+5.00%	1.00%	9.75%		11/30/2018	11/30/2023	Aerospace & Defense	$9,925,000	9,740,191	10,024,250	3.70%
APG Holdings, LLC Class A Preferred Units	(4)	Equity					11/30/2018			1,127,652 units	1,127,652	2,420,000	0.89%
Total											$10,867,843	$12,444,250	4.59%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					1/26/2016		Services: Business	254,250 units	0	1,100,000	0.41%
Stratose Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	0	3,250,000	1.20%
Total											$0	$4,350,000	1.61%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	1M L+6.25%	1.00%	8.05%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$4,537,037	4,511,837	4,514,352	1.67%
Term Loan	(12)	First Lien	1M L+6.25%	1.00%	8.05%		2/4/2019	6/29/2023		$7,712,963	7,634,025	7,674,398	2.84%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	90,895	580,000	0.21%
Total											$12,236,757	$12,768,750	4.72%
BFC Solmetex, LLC	(23)								Nashville, TN
Revolver	(12)(19)	First Lien	3M L+6.50%	1.00%	8.45%		4/2/2018	9/26/2023	Environmental Industries	$1,650,367	1,650,367	1,584,352	0.59%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	8.45%		4/2/2018	9/26/2023		$11,592,818	11,468,077	11,129,105	4.11%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	8.45%		4/2/2018	9/26/2023		$1,205,073	1,192,107	1,156,870	0.43%
Total											$14,310,551	$13,870,327	5.13%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	9.59%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,392,213	16,445,367	6.08%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	6/30/2020		$329,504	329,504	329,504	0.12%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,110,000	0.41%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	1,040,000	0.38%
Total											$18,658,978	$18,924,871	6.99%
Café Valley, Inc.									Phoenix, AZ
Term Loan	(12)	First Lien	3M L+6.00%	1.25%	7.95%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$17,575,000	17,242,956	17,399,250	6.43%
CF Topco LLC, Common Units	(4)	Equity					8/28/2019			8,810 shares	880,952	860,000	0.32%
Total											$18,123,908	$18,259,250	6.75%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	1M L+8.50%	0.50%	10.30%		12/31/2015	12/31/2020	Automotive	$94,003	$93,553	$94,003	0.03%
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.50%	0.50%	10.30%		12/31/2015	12/31/2020		$7,332,210	7,297,083	7,332,210	2.71%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/31/2015			149,828 shares	149,828	240,000	0.09%
Total											$7,540,464	$7,666,213	2.83%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	195,036	20,000	0.01%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	10.68%		10/27/2017	4/27/2025	Software	$13,750,000	13,534,399	13,406,250	4.95%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	330,000	0.12%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	40,000	0.01%
Total											$14,034,400	$13,776,250	5.08%
Convergence Technologies, Inc.									Indianpolis, IN
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.75%	1.50%	8.70%		8/31/2018	8/30/2024	Services: Business	$7,053,571	6,937,850	6,983,036	2.58%
Term Loan	(12)	First Lien	3M L+6.75%	1.50%	8.70%		2/28/2019	8/30/2024		$1,417,857	1,392,977	1,403,679	0.52%
Delayed Draw Term Loan	(12)	First Lien	3M L+6.75%	1.50%	8.70%		8/31/2018	8/30/2024		$5,303,571	5,303,571	5,250,536	1.94%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			4,275 units	429,614	360,000	0.13%
Total											$14,064,012	$13,997,251	5.17%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan	(12)	First Lien	3M L+5.50%	1.00%	7.44%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$16,168,750	15,881,567	15,845,375	5.86%
Health Monitor Holdings, LLC Seires A Preferred Units	(4)	Equity					5/15/2019			1,000,000 shares	1,000,000	730,000	0.27%
Total											$16,881,567	$16,575,375	6.13%
Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	490,000	0.18%
DRS Holdings III, Inc.									St. Louis, MO
Term Loan	(12)	First Lien	1M L+5.75%	1.00%	7.55%		11/1/2019	11/1/2025	Consumer Goods: Durable	$10,000,000	9,902,215	9,902,215	3.66%
Revolver	(10)(12)	First Lien	1M L+5.75%	1.00%	7.55%		11/1/2019	11/1/2025		$36,364	36,364	36,008	0.01%
Total											$9,938,579	$9,938,223	3.67%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(12)	First Lien	1M L+7.50%	1.50%	9.24%		4/13/2018	4/13/2023	Energy: Oil & Gas	$10,991,941	10,836,199	10,772,102	3.98%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	466,204	1,000,000	0.37%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	723,684	940,000	0.35%
Total											$12,026,087	$12,712,102	4.70%
Empirix Holdings I, Inc.									Billerica, MA
Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	0	0.00%
Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	0	0.00%
Total											$1,317,406	$0	0.00%
Energy Labs Holding Corp.									Houston, TX
Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	870,000	0.32%
Exacta Land Surveyors, LLC	(14)(25)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.50%	7.70%		2/8/2019	2/8/2024	Services: Business	$16,884,375	16,594,835	16,715,532	6.18%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity					2/8/2019			1,069,143 shares	1,069,143	880,000	0.33%
Total											$17,663,978	$17,595,532	6.51%
EOS Fitness Holdings, LLC									Phoenix, AZ
Preferred Units	(4)	Equity					12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	530,000	0.20%
Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	0	10,000	0.00%
Total											$0	$540,000	0.20%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Fast Growing Trees, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	3M L+7.75%	1.00%	9.70%		2/5/2018	02/05/23	Retail	$19,192,490	$18,935,337	$18,616,716	6.88%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	750,000	0.28%
Total											$19,935,337	$19,366,716	7.16%
FB Topco, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	10.45%		6/27/2018	4/24/2023	Education	$20,803,881	20,492,224	20,179,764	7.46%
Delayed Draw Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	10.48%		6/27/2018	4/24/2023		$1,140,578	1,140,578	1,106,361	0.41%
Total											$21,632,802	$21,286,125	7.87%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan		First Lien	7.00%		7.00%		6/10/2016	6/10/2021	Consumer Goods: Durable	$14,801,785	14,678,894	11,989,446	4.43%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	6/10/2016	2/3/2021		$147,231	147,231	0	0.00%
Furniture Factory Ultimate Holding, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	0	0.00%
Total											$14,920,694	$11,989,446	4.43%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	12.19%		1/30/2015	1/20/2022	Education	$5,000,000	4,961,969	4,375,000	1.62%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(12)	Second Lien	3M L+9.00%	1.50%	10.95%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,432,260	4,230,000	1.56%
GS HVAM Intermediate, LLC	(21)(34)								Carlsbad, CA
Term Loan	(12)	First Lien	1M L+5.75%	1.00%	7.56%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$13,257,576	13,128,716	13,128,716	4.85%
HV GS Acquisition, LP Class A Interests	(4)	Equity					6/29/2018			1,796 shares	1,618,844	1,620,000	0.60%
Total											$14,747,560	$14,748,716	5.45%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(12)(27)	First Lien	3M L+7.00%	1.50%	8.94%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,503,720	4,503,720	3,490,383	1.29%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	0	0.00%
Total											$8,613,244	$3,490,383	1.29%
ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)	Second Lien	3M L+9.00%	1.00%	10.95%		1/1/2018	7/1/2024	Finance	$10,000,000	9,847,895	10,000,000	3.70%
ICD Holdings, LLC, Class A Preferred	(4)(5)	Equity					1/1/2018			9,962 shares	496,405	1,030,000	0.38%
Total											$10,344,300	$11,030,000	4.08%
Integrated Oncology Network, LLC	(29)(30)								Newport Beach, CA
Term Loan	(12)	First Lien	3M L+5.50%	1.50%	7.43%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$16,637,202	16,332,432	16,387,644	6.06%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(12)	First Lien	3M L+6.00%	1.50%	7.95%		10/18/2019	10/18/2024	Healthcare & Pharmaceuticals	$6,000,000	5,883,278	5,883,278	2.17%
Term Loan	(12)	First Lien	3M L+6.00%	1.50%	7.95%		10/18/2019	10/18/2024		$11,500,000	11,276,284	11,276,284	4.17%
Total											$17,159,562	$17,159,562	6.34%
Invincible Boat Company, LLC									Opa Locka, FL
Term Loan (SBIC II)	(9)(12)	First Lien	3M L+6.50%	1.50%	8.45%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,962,500	5,848,418	5,843,250	2.16%
Term Loan	(12)	First Lien	3M L+6.50%	1.50%	8.45%		8/28/2019	8/28/2025		$6,459,375	6,264,417	6,330,188	2.34%
Revolver	(12)(28)	First Lien	3M L+6.50%	1.50%	8.45%		8/28/2019	8/28/2025		$568,182	568,182	556,818	0.21%
Invincible Parent Holdco, LLC Class A Common Units	(4)	Equity					8/28/2019			1,000,000 shares	982,099	1,090,000	0.40%
Total											$13,663,116	$13,820,256	5.11%
J.R. Watkins, LLC									San Francisco, CA
Revolver	(12)	First Lien	1M L+6.50%	1.25%	8.30%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$1,750,000	1,750,000	1,470,000	0.54%
Term Loan (SBIC)	(2)(12)	First Lien	1M L+6.50%	1.25%	8.30%		12/22/2017	12/22/2022		$12,250,000	12,091,135	10,290,000	3.80%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,133 shares	1,132,576	10,000	0.00%
Total											$14,973,711	$11,770,000	4.34%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Jurassic Acquisiton Corp.									Sparks, MD
Term Loan	(12)	First Lien	1M L+5.50%	0.00%	7.30%		12/28/2018	11/15/2024	Metals & Mining	$17,325,000	$17,103,044	$17,325,000	6.40%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.00%	10.03%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,611,438	9,555,000	3.53%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)	Second Lien	12.00%		11.00%	1.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,503,655	9,411,079	8,410,735	3.11%
Lynx FBO Operating, LLC	(31)								Houston, TX
Term Loan	(12)	First Lien	3M L+5.75%	1.50%	7.86%		9/30/2019	9/30/2024	Aerospace & Defense	$13,750,000	13,486,379	13,486,379	4.98%
Lynx FBO Investments, LLC Class A-1 Common Units	(4)	Equity					9/30/2019			3,704 shares	500,040	500,000	0.18%
Total											$13,986,419	$13,986,379	5.16%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.00%	0.50%	9.80%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,581,402	4,561,449	4,581,402	1.69%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	60,000	0.02%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	520,000	0.19%
Total											$5,061,449	$5,161,402	1.90%
Mobile Acquisition Holdings, LP									Santa Clara, CA
Class A Common Units	(4)	Equity					11/1/2016		Software	750 units	455,385	1,740,000	0.64%
Munch’s Supply, LLC	(20)								New Lenox, IL
Term Loan	(12)	First Lien	3M L+6.25%	1.00%	8.35%		4/11/2019	4/11/2024	Capital Equipment	$7,960,000	7,890,332	7,880,400	2.91%
Cool Supply Holdings, LLC Class A Common Units	(4)	Equity					4/11/2019			500,000 units	498,779	410,000	0.15%
Total											$8,389,111	$8,290,400	3.06%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,908,323	10,000,000	3.70%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	500,000	0.18%
Total											$10,408,323	$10,500,000	3.88%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)								Phoenix, AZ
Term Loan (SBIC II)	(9)(12)	First Lien	3M L+6.25%	1.50%	8.20%		8/30/2019	8/30/2024	Services: Business	$5,978,693	5,865,655	5,859,119	2.17%
Term Loan	(12)	First Lien	3M L+6.25%	1.50%	8.20%		8/30/2019	8/30/2024		$9,480,904	9,301,650	9,291,286	3.43%
CGC NH, Inc. Common Units	(4)	Equity					8/30/2019			123 shares	440,758	400,000	0.15%
Total											$15,608,063	$15,550,405	5.75%
NGS US Finco, LLC									Bradford, PA
Term Loan (SBIC)	(2)(12)	Second Lien	1M L+8.50%	1.00%	10.30%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,868,044	9,900,000	3.66%
NS412, LLC									Dallas, TX
Term Loan	(12)	Second Lien	3M L+8.50%	1.00%	10.45%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,474,214	7,500,775	2.77%
NS Group Holding Company, LLC Class A Common Units	(4)	Equity					5/6/2019			750 shares	750,000	810,000	0.30%
Total											$8,224,214	$8,310,775	3.07%
NuMet Machining Techniques, LLC									Birmingham, UK
Term Loan	(5)(35)	Second Lien	6M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$11,700,000	11,470,017	11,470,017	4.24%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	6M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026		$7,800,000	7,646,678	7,646,678	2.83%
Bromford Holdings, L.P. Class A Membership Units	(4)(5)	Equity					11/5/2019			1,000,000 shares	1,000,000	1,000,000	0.37%
Total											$20,116,695	$20,116,695	7.44%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(12)	First Lien	3M L+6.00%	1.00%	7.95%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$14,845,000	14,606,657	14,399,650	5.32%
Functional Aggregator, LLC Common Units	(4)	Equity					11/15/2018			12,500 shares	1,250,000	1,260,000	0.47%
Total											$15,856,657	$15,659,650	5.79%
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common LP Units	(4)	Equity					3/29/2019		Finance	750,000 shares	0	1,080,000	0.40%
See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
PCS Software, Inc.	(11)(33)								Shenandoah, Tx
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.50%	7.70%		7/1/2019	7/1/2024	Transportation & Logistics	$1,990,000	$1,953,461	$1,960,150	0.72%
Term Loan	(12)	First Lien	3M L+5.75%	1.50%	7.70%		7/1/2019	7/1/2024		$15,173,750	14,895,138	14,946,144	5.52%
PCS Software Holdings, LLC Class A Preferred Units	(4)	Equity					7/1/2019			325,000 shares	325,000	320,000	0.12%
Total											$17,173,599	$17,226,294	6.36%
Pioneer Transformers, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(12)	First Lien	1M L+6.00%	1.50%	7.79%		11/22/2019	8/16/2024	Capital Equipment	$4,987,500	4,901,484	4,901,484	1.81%
Premiere Digital Services, Inc.									Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	8.73%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$9,992,518	9,753,256	9,842,630	3.64%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	8.73%		10/18/2018	10/18/2023		$2,428,772	2,372,392	2,392,341	0.88%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	70,000	0.03%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	450,000	600,000	0.22%
Total											$12,625,648	$12,904,971	4.77%
Price for Profit, LLC	(17)								Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	8.45%		1/31/2018	1/31/2023	Services: Business	$3,887,657	3,836,120	3,887,657	1.44%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	2,800,000	1.03%
Total											$4,586,120	$6,687,657	2.47%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)(26)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,851,392	5,034,330	1.86%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2021	Finance	$15,500,000	15,500,000	15,422,500	5.70%
Skopos Financial Group, LLC Series A Preferred Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	1,110,000	0.41%
Total											$16,662,544	$16,532,500	6.11%
Specified Air Solutions, LLC									Buffalo, NY
Class A Common Units	(4)	Equity					6/30/2017		Construction & Building	3,846 shares	0	250,000	0.09%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	8.44%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,497,594	14,447,718	14,352,618	5.30%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	720,000	0.27%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	80,000	0.03%
Total											$14,666,204	$15,152,618	5.60%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	9.33%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,201,137	21,217,811	7.84%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,302,784	6,385,182	2.36%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	660,000	0.24%
Total											$6,802,784	$7,045,182	2.60%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	12.70%		10/21/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,814,371	5,875,000	2.17%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	220,000	0.08%
Total											$6,045,892	$6,095,000	2.25%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015		Finance	441 units	441,000	690,000	0.26%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			125 Units	125,000	200,000	0.07%
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,000	0.00%
Total											$575,000	$900,000	0.33%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
VRI Intermediate Holdings, LLC									Franklin, OH
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+9.25%	1.00%	11.20%		5/31/2017	10/31/2020	Healthcare & Pharmaceuticals	$9,000,000	$8,949,730	$9,000,000	3.33%
VRI Ultimate Holdings, LLC Class A Preferred Units	(4)	Equity					5/31/2017			326,797 shares	500,000	610,000	0.23%
Total											$9,449,730	$9,610,000	3.56%
Whisps Acquisiton Corp.									Elgin, IL
Term Loan	(12)	First Lien	3M L+6.00%	0.00%	7.95%		4/26/2019	4/18/2025	Beverage, Food, & Tobacco	$8,875,000	8,717,992	8,875,000	3.28%
Whisps Holding LP Class A Common Units	(4)	Equity					4/18/2019			500,000 shares	500,000	680,000	0.25%
Total											$9,217,992	$9,555,000	3.53%
Wise Parent Company, LLC									Salt Lake City, UT
Membership Units	(4)	Equity					8/27/2018		Beverage, Food, & Tobacco	6 units	41,894	30,000	0.01%
Total Non-controlled, non-affiliated investments											642,707,824	628,948,077	232.45%
Net Investments											642,707,824	628,948,077	232.45%
LIABILITIES IN EXCESS OF OTHER ASSETS												(358,376,904)	(132.45)%
NET ASSETS												$270,571,173	100.00%

(1)
See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)
Investments held by the SBIC subsidiaries (as defined in Note 1), which include $8,445,923 of cash and $222,009,613 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility as defined in Note 9. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC subsidiaries.

(3)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $669,231, with an interest rate of LIBOR plus 7.50% and a maturity of June 30, 2023. This investment is accruing an unused commitment fee of 0.375% per annum.

(4)
Security is non-income producing.

(5)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 89% of the Company’s total assets as of December 31, 2019.

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

(9)
Investments held by the SBIC II subsidiary (as defined in Note 1), which include $477,392 of cash and $22,498,836 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility as defined in Note 9. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC II subsidiary.

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(10)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $872,727, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

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

(19)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $488,998, with an interest rate of LIBOR plus 6.50% and a maturity of September 26, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(20)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,222,222, with an interest rate of LIBOR plus 6.25% and a maturity of April 11, 2024. This investment is accruing an unused commitment fee of 1.00% per annum

(21)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,651,515, with an interest rate of LIBOR plus 5.75% and a maturity of October 2, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(22)
This loan is a unitranche investment.

(23)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,662,592, with an interest rate of LIBOR plus 6.50% and a maturity of September 26, 2023. This investment is not accruing an unused commitment fee.

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
December 31, 2019
(26)
Investment has been on non-accrual since June 28, 2019.

(27)
Maturity date is under on-going negotiations with portfolio company and other lenders, if applicable.

(28)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $852,273, with an interest rate of LIBOR plus 6.50% and a maturity of August 28, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

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

(33)
Excluded from the investment is an undrawn delated draw term loan commitment in an amount not to exceed $3,750,000, with an interest rate of LIBOR plus 5.75% and a maturity of March 31, 2020. This investment is not accruing an unused commitment fee.

(34)
Excluded from the investment is an undrawn delated draw term loan commitment in an amount not to exceed $1,590,909, with an interest rate of LIBOR plus 5.75% and a maturity of October 2, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.

(35)
These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar
See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, affiliated investments	(2)
Glori Energy Production Inc.									Houston, TX
Glori Energy Production, LLC Class A Common Units	(4)	Equity					2/1/2017		Energy: Oil & Gas	1,000 shares	$52,185	$50,000	0.02%
Subtotal Non-controlled, affiliated investments											52,185	50,000	0.02%
Non-controlled, non-affiliated investments	(2)
Abrasive Products & Equipment, LLC, et al									Deer Park, TX
Term Loan (SBIC)	(2)(12)(20)	Second Lien	3M L+10.50%	1.00%	0.00%		9/5/2014	3/5/2020	Chemicals, Plastics, & Rubber	$5,325,237	5,294,907	4,712,835	2.10%
APE Holdings, LLC Class A Common Units	(4)	Equity					9/5/2014			375,000 units	375,000	0	0.00%
Total											5,669,907	4,712,835	2.10%
Adams Publishing Group, LLC	(3)								Greenville, TN
Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.93%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$7,125,000	7,058,675	6,875,625	3.06%
Advanced Barrier Extrusions, LLC	(8)								Rhinelander, WI
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.00%	8.56%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$11,400,000	11,187,711	10,659,000	4.74%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	210,000	0.09%
Total											11,437,711	10,869,000	4.83%
Apex Environmental Resources Holdings, LLC									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	945 shares	945	0	0.00%
Preferred Units	(4)	Equity								945 shares	945,179	330,000	0.15%
Total							10/30/2015				946,124	330,000	0.15%
APG Intermediate Sub 2 Corp.									Castle Rock, CO
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	10.05%		11/30/2018	11/30/2023	Aerospace & Defense	10,000,000	9,777,822	9,777,822	4.35%
APG Holdings, LLC Class A Preferred Units	(4)	Equity					11/30/2018			1,000,000 units	1,000,000	1,000,000	0.44%
Total											10,777,822	10,777,822	4.79%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					6/30/2015		Services: Business	254,250 units	254,250	1,190,000	0.53%
Atmosphere Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	750,000	3,510,000	1.56%
Total											1,004,250	4,700,000	2.09%
ASC Communications, LLC	(7)								Chicago, IL
Term Loan (SBIC)	(2)(12)	First Lien	1M L+5.75%	1.00%	8.27%		6/29/2017	6/29/2022	Healthcare & Pharmaceuticals	$5,083,335	$5,045,552	$5,057,916	2.25%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	483,540	800,000	0.36%
Total											5,529,092	5,857,916	2.61%
Beneplace, LLC									Austin TX
Term Loan (SBIC)	(2)(12)	SecondLien	3M L+10.00%	1.00%	12.81%		3/27/2017	9/27/2022	FIRE: Insurance	$5,000,000	4,925,301	4,950,000	2.20%
Beneplace Holdings, LLC Preferred Units	(4)	Equity					3/27/2017			500,000 units	500,000	510,000	0.23%
Total											5,425,301	5,460,000	2.43%
BFC Solmetex, LLC	(23)								Nashville, TN
Revolver	(12)(19)	First Lien	3M L+6.25%	1.00%	9.06%		4/2/2018	9/26/2023	Environmental Industries	$305,623	305,623	288,814	0.13%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	9.06%		4/2/2018	9/26/2023		$11,711,033	11,552,684	11,066,926	4.92%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.25%	1.00%	9.06%		4/2/2018	9/26/2023		$1,216,687	1,200,236	1,149,769	0.51%
Total											13,058,543	12,505,509	5.56%

See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments (continued)
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

Stellus Capital Investment Corporation
Consolidated Schedule of Investments (continued)
December 31, 2018
Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
EOS Fitness OPCO Holdings, LLC									Phoenix, AZ
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.25%	0.75%	10.60%		12/30/2014	12/30/2019	Hotel, Gaming, & Leisure	$3,064,655	3,049,620	3,064,655	1.36%
EOS Fitness Holdings, LLC Class A Preferred Units	(4)	Equity					12/30/2014			118 shares	117,670	340,000	0.15%
EOS Fitness Holdings, LLC Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	3,017	10,000	0.00%
Total											3,170,307	3,414,655	1.51
Fast Growing Tree, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	3M L+7.75%	1.00%	10.56%		2/5/2018	02/05/23	Retail	$20,215,000	19,871,587	19,305,325	8.59%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	$1,000,000	$1,080,000	0.48%
Total											20,871,587	20,385,325	9.07%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(12)	First Lien	3M L+8.00%	0.50%	10.81%		6/10/2016	6/10/2021	Consumer Goods: Durable	$15,163,885	14,961,912	15,163,885	6.74%
Revolver	(12)	First Lien	3M L+8.00%	0.50%	10.81%		12/17/2018	6/10/2021		$2,500,000	2,500,000	2,500,000	1.11%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	6/10/2016	2/3/2021		$140,056	140,056	140,056	0.06%
Furniture Factory Ultimate Holdings, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	210,000	0.09%
Total											17,696,537	18,013,941	8.00%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)	Second Lien	3M L+10.25%	1.00%	13.05%		1/30/2015	1/20/2022	Education	$5,000,000	4,946,554	4,425,000	1.97%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(12)	Second Lien	3M L+9.00%	1.50%	11.81%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,418,420	4,252,500	1.89%
Good Source Solutions, Inc.									Carlsbad, CA
Term Loan	(13)(22)	First Lien	3M L+6.00%	1.00%	11.13%		6/29/2018	6/29/2023	Beverage, Food, & Tobacco	$18,500,000	18,158,424	17,390,000	7.73%
HV GS Acquisition, LLC Class A Preferred Units	(4)	Equity					6/29/2018			1,000 shares	1,000,000	730,000	0.32%
HV GS Acquisition, LLC Class B Common Units	(4)	Equity					6/29/2018			28,125 shares	0	0	0.00%
Total											19,158,424	18,120,000	8.05%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(12) (25)	First Lien	3M L+7.00%	1.50%	9.54%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,688,430	4,688,430	4,125,818	1.83%
Term Loan	(15) (25)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	904,095	0.40%
Total											8,797,954	5,029,913	2.23%
ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)	Second Lien	3M L+9.00%	1.00%	11.81%		1/2/2018	7/1/2024	Finance	$10,000,000	9,822,706	9,900,000	4.40%
ICD Holdings, LLC, Class A Preferred	(4)(5)	Equity					1/2/2018			9,962 shares	496,409	820,000	0.36%
Total											10,319,115	10,720,000	4.76%
J.R. Watkins, LLC									San Francisco, CA
Revolver	(12)	First Lien	3M L+6.50%	1.25%	9.31%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$1,750,000	1,750,000	1,671,250	0.74%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.25%	9.31%		12/22/2017	12/22/2022		$12,375,000	12,169,222	11,818,125	5.26%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,076 shares	1,075,758	1,090,000	0.48%
Total											14,994,980	14,579,375	6.48%
Jurassic Intermediate Holdings Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	8.14%		12/28/2018	11/15/2024	Metals & Mining	$17,500,000	$17,237,500	$17,237,500	7.67%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.50%	10.98%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,577,863	9,311,250	4.14%
See accompanying notes to these consolidated financial statements.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments (continued)
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
Consolidated Schedule of Investments (continued)
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
Consolidated Schedule of Investments (continued)
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

Stellus Capital Investment Corporation
Consolidated Schedule of Investments (continued)
December 31, 2018
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
December 31, 2019
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
As of December 31, 2019 the Company has issued a total of 19,131,746 shares and raised $281,605,976 in gross proceeds since inception, incurring $9,103,378 in offering expenses and sales load fees for net proceeds from offerings of  $272,502,598. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.
The Company has established wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC — ICD Blocker 1, Inc., SCIC — Invincible Blocker 1, Inc., SCIC — FBO Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.
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
The SBIC licenses allow the SBIC subsidiary and SBIC II subsidiary (together, “the SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC subsidiary, SBA regulations currently limit the amount that a single licensee may borrow to a maximum of  $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For the SBIC II subsidiary, SBA regulations limit these amounts to $175,000,000 of borrowings when it has at least $87,500,000 of regulatory capital.
As of both December 31, 2019 and 2018, the SBIC subsidiary had $75,000,000 of regulatory capital, as such term is defined by the SBA. As of both December 31, 2019 and 2018, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding.
As of December 31, 2019, which was the end of its the first year of operations, the SBIC II subsidiary had $20,000,000 in regulatory capital and $11,000,000 of SBA-guaranteed debentures outstanding.
See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility.
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
On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by shareholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2019, the Company’s asset coverage ratio was 229%.
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 10 of regulation S-X.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
In the opinion of management, the consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the periods included herein. Certain reclassifications have been made to certain prior period balances to conform with current presentation.
In accordance with Regulation S-X under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, the Company does not consolidate portfolio company investments.
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
Cash and Cash Equivalents
At December 31, 2019, cash balances totaling $151,909 did not exceed FDIC insurance protection levels of  $250,000. In addition, at December 31, 2019, the Company held $15,981,406 in cash equivalents which are carried at cost, which approximates the fair value of the cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
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
Deferred Financing Costs
Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of the Company’s Credit Facility, 2022 Notes and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument.
Offering Costs
Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. During the year ended December 31, 2018, the Company incurred $18,673 of costs related to the preparation of a registration statement, which were capitalized until the related offering consummated during 2019. There were no such costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2019.
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
December 31, 2019
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
A presentation of the interest income we have received from portfolio companies for the years ended December 31, 2019, 2018 and 2017 is as follows:
	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Loan interest	$53,358,856	$46,501,235	$34,890,298
PIK income	415,933	1,869,905	499,595
Fee amortization income(1)	1,982,868	1,636,168	1,235,568
Fee income acceleration(2)	1,138,333	1,455,725	1,445,988
Total Interest Income	$56,895,990	$51,463,033	$38,071,449

(1)
Includes amortization of fees on unfunded commitments.

(2)
Unamortized loan origination fees recognized upon realization.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Management considers portfolio specific circumstances as well as other economic factors in determining collectability. As of December 31, 2019, we had two loans on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. As of December 31, 2018, we had four loans on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 2.8% at fair value. As of December 31, 2019 and 2018, $3,779,593 and $1,856,272 of earned income from investments has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.
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
To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of  (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2019, the Company had approximately $24,602,435 of undistributed taxable income that was carried forward toward distributions to be paid in 2020.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
Income tax expense of  $903,905 and $275,106 for the years ended December 31, 2019 and 2018 is related to state and excise taxes. Excise taxes for the year ended December 31, 2017 of  $42,552 is included in Other general and administrative expense.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.
As of December 31, 2019 and 2018, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the years ended December 31, 2019, 2018 and 2017, were de minimis.
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
For the years ended December 31, 2019, 2018 and 2017, the Company recorded deferred income tax benefit (provision) of  $ (66,760), $ (67,953) and $ 8,593, respectively, related to the Taxable Subsidiaries. As of December 31, 2019 and 2018, the Company had a net deferred tax liability of  $134,713 and $67,953, respectively. See Note 13 for a schedule of the deferred tax asset and valuation allowance reducing the deferred tax asset.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU No. 2018-13 -- Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is part of the disclosure framework project, which primarily focuses on improving the effectiveness of disclosures in the notes to financial statements. The amendments in this update remove, modify, and add certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The update is effective for annual periods beginning after December 31, 2019. Early adoption is allowed and the Company adopted this guidance on January 1, 2019. No material changes were required to the disclosures in the notes to financial statements.
Securities Exchange Commission (“SEC”) Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532 (the “Rule”), Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, outdated or superseded. The Rule is intended to facilitate the disclosure of information to investors and simplify compliance. The Company has adopted the Rule. The Rule included amendments to Regulation S-X (the “Amendments”), including revisions to Rule 6-04.17 under Regulation S-X to remove the requirement to separately state the book basis components of net assets on the Consolidated Statement of Assets and Liabilities: undistributed (over distribution of) net investment income, accumulated undistributed net realized gains (losses), and net unrealized appreciation (depreciation). Instead, consistent with GAAP, funds are required to disclose total distributable earnings.
The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of December 31, 2019 and 2018 are as follows:
	As of December 31, 2019	As of December 31, 2018

Accumulated net realized loss from investments, net of cumulative dividends of $24,557,535 and $9,519,362, respectively	$(6,258,510)	$(10,786,240)
Net unrealized appreciation (depreciation) on non-controlled non-affiliated investments and cash equivalents, net of provision for taxes of $134,713 and $67,953, respectively	(13,894,460)	1,672,066
Accumulated undistributed net investment income	18,587,920	5,782,736
Accumulated undistributed deficit	$(1,565,050)	$(3,331,438)
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
to pay to Stellus Capital an annual base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an incentive fee.
For the years ended December 31, 2019, 2018 and 2017, the Company recorded an expense for base management fees of  $9,703,706, $8,154,842, and $6,255,911 respectively. As of December 31, 2019 and December 31, 2018, $2,695,780 and $2,183,975 was payable to Stellus Capital, respectively.
The incentive fee has two components, investment income and capital gains, as follows:
Investment Income Incentive Fee
The income component (“Income Incentive Fee”) is calculated, and payable to the Advisor, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, has a 2.0% hurdle rate (also referred to as the “Hurdle”). Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the Hurdle but is less than 2.5% of net assets (also referred to as the “Catch-up”) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% of net assets.
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
For the years ended December 31, 2019, 2018 and 2017, the Company incurred $5,809,672, $5,529,376 and $2,911,392, respectively, of Investment Income Incentive Fees. As of December 31, 2019 and 2018, $1,618,509 and $1,936,538, respectively, of such incentive fees were payable to the Advisor, of which $1,466,033 and $1,675,804, respectively, were currently payable (as explained below). As of December 31, 2019 and December 31, 2018, $152,476 and $260,734, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
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
GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation and depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $799,876, $81,038, and $0, respectively. As of December 31, 2019 and December 31, 2018, $880,913 and $81,038, respectively of Capital Gains Incentive Fees were payable to the Advisor.
The following tables summarize the components of the incentive fees discussed above:
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Investment Income Incentive Fee Incurred	$5,809,672	$5,529,376	$2,911,392
Capital Gains Incentive Fee Accrued	799,876	81,038	$—
Incentive Fee Expense	$6,609,548	$5,610,414	$2,911,392

	December 31, 2019	December 31, 2018
Investment Income Incentive Fee Currently Payable	$1,466,033	$1,675,804
Investment Income Incentive Fee Deferred	152,476	260,734
Capital Gains Incentive Fee Deferred	880,913	81,038
Incentive Fee Payable	$2,499,422	$2,017,576
Director Fees
For the years ended December 31, 2019, 2018 and 2017, the Company recorded an expense relating to director fees $383,000, $317,000 and $331,000, respectively. As of December 31, 2019 and 2018, the Company owed its independent directors no unpaid director fees.
Co-Investments
On October 23, 2013, the Company received an exemptive order (the “Prior Order”) from the SEC to co-invest with private funds managed by Stellus Capital Management where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, the Company received a new exemptive order (the

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
“Order”) that supersedes the Prior Order and permits the Company greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company co-invests, subject to the conditions in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to the Company’s investment strategy, and the Company may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification
Administrative Agent
The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the exemptive relief order. As of December 31, 2019 and December 31, 2018, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.
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
For the years ended December 31, 2019, 2018 and 2017, the Company recorded expenses of  $1,469,706, $1,195,174, and $1,117,011, respectively, related to the administration agreement. As of December 31, 2019 and December 31, 2018, $372,524 and $323,188, respectively, remained payable to Stellus Capital relating to the administration agreement.
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
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
The following table reflects the Company’s distributions declared and paid or to be paid on its common stock since Inception:
Date Declared	Record Date	Payment Date	Per Share
Fiscal 2012
December 7, 2012	December 21, 2012	December 27, 2012	$0.1812
Fiscal 2013
March 7, 2013	March 21, 2013	March 28, 2013	$0.3400
June 7, 2013	June 21, 2013	June 28, 2013	$0.3400
August 21, 2013	September 5, 2013	September 27, 2013	$0.3400
November 22, 2013	December 9, 2013	December 23, 2013	$0.3400
Fiscal 2014
December 27, 2013	January 15, 2014	January 24, 2014	$0.0650
January 20, 2014	January 31, 2014	February 14, 2014	$0.1133
January 20, 2014	February 28, 2014	March 14, 2014	$0.1133
January 20, 2014	March 31, 2014	April 15, 2014	$0.1133
April 17, 2014	April 30, 2014	May 15, 2014	$0.1133
April 17, 2014	May 30, 2014	June 16, 2014	$0.1133
April 17, 2014	June 30, 2014	July 15, 2014	$0.1133
July 7, 2014	July 31, 2014	August 15, 2014	$0.1133
July 7, 2014	August 29, 2014	September 15, 2014	$0.1133
July 7, 2014	September 30, 2014	October 15, 2014	$0.1133
October 15, 2014	October 31, 2014	November 14, 2014	$0.1133
October 15, 2014	November 28, 2014	December 15, 2014	$0.1133
October 15, 2014	December 31, 2014	January 15, 2015	$0.1133
Fiscal 2015
January 22, 2015	February 2, 2015	February 13, 2015	$0.1133
January 22, 2015	February 27, 2015	March 13, 2015	$0.1133
January 22, 2015	March 31, 2015	April 15, 2015	$0.1133
April 15, 2015	April 30, 2015	May 15, 2015	$0.1133
April 15, 2015	May 29, 2015	June 15, 2015	$0.1133
April 15, 2015	June 30, 2015	July 15, 2015	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
Date Declared	Record Date	Payment Date	Per Share
July 8, 2015	July 31, 2015	August 14, 2015	$0.1133
July 8, 2015	August 31, 2015	September 15, 2015	$0.1133
July 8, 2015	September 20, 2015	October 15, 2015	$0.1133
October 14, 2015	October 30, 2015	November 13, 2015	$0.1133
October 14, 2015	November 30, 2015	December 15, 2015	$0.1133
October 14, 2015	December 31, 2015	January 15, 2016	$0.1133
Fiscal 2016
January 13, 2016	January 29, 2016	February 15, 2016	$0.1133
January 13, 2016	February 29, 2016	March 15, 2016	$0.1133
January 13, 2016	March 31, 2016	April 15, 2016	$0.1133
April 15, 2016	April 29, 2016	May 13, 2016	$0.1133
April 15, 2016	May 31, 2016	June 15, 2016	$0.1133
April 15, 2016	June 30, 2016	July 15, 2016	$0.1133
July 7, 2016	July 29, 2016	August 15, 2016	$0.1133
July 7, 2016	August 31, 2016	September 15, 2016	$0.1133
July 7, 2016	September 30, 2016	October 14, 2016	$0.1133
October 7, 2016	October 31, 2016	November 15, 2016	$0.1133
October 7, 2016	November 30, 2016	December 15, 2016	$0.1133
October 7, 2016	December 30, 2016	January 13, 2017	$0.1133
Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133
Fiscal 2018
January 11, 2018	January 31, 2018	February 15, 2018	$0.1133
January 11, 2018	February 28, 2018	March 15, 2018	$0.1133
January 11, 2018	March 29, 2018	April 13, 2018	$0.1133
April 16, 2018	April 30, 2018	May 15, 2018	$0.1133
April 16, 2018	May 31, 2018	June 15, 2018	$0.1133
April 16, 2018	June 29, 2018	July 13, 2018	$0.1133
July 12, 2018	July 31, 2018	August 15, 2018	$0.1133
July 12, 2018	August 31, 2018	September 14, 2018	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
Date Declared	Record Date	Payment Date	Per Share
July 12, 2018	September 28, 2018	October 15, 2018	$0.1133
October 16, 2018	October 31, 2018	November 15, 2018	$0.1133
October 16, 2018	November 29, 2018	December 14, 2018	$0.1133
October 16, 2018	December 31, 2018	January 15, 2019	$0.1133
Fiscal 2019
January 11, 2019	January 31, 2019	February 15, 2019	$0.1133
January 11, 2019	February 28, 2019	March 15, 2019	$0.1133
January 11, 2019	March 29, 2019	April 15, 2019	$0.1133
April 11, 2019	April 30, 2019	May 15, 2019	$0.1133
April 11, 2019	May 31, 2019	June 14, 2019	$0.1133
April 11, 2019	June 28, 2019	July 15, 2019	$0.1133
July 3, 2019	July 31, 2019	August 15, 2019	$0.1133
July 3, 2019	August 30, 2019	September 13, 2019	$0.1133
July 3, 2019	September 30, 2019	October 15, 2019	$0.1133
October 15, 2019	October 31, 2019	November 15, 2019	$0.1133
October 15, 2019	November 29, 2019	December 13, 2019	$0.1133
October 15, 2019	December, 2019	January 15, 2020	$0.1133
Total			$9.7638

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
Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 7,931 shares through the DRIP during the year ended December 31, 2018. No new shares were issued in connection with the DRIP during the year ended December 31, 2019.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES
The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings and pursuant to the Company’s DRIP.
Issuance of Common Stock	Number of Shares	Gross Proceeds(1)(2)	Underwriting fees	Offering Expenses	Net Proceeds(3)	Offering Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	$14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	$14.47
Year ended December 31, 2015	—	—	—	—	—	—
Year ended December 31, 2016	—	—	—	—	—	—
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	$14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	$11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	521,715	44,326,153	$14.43
Total	19,131,746	$281,605,975	$7,409,237	$1,694,140	$272,502,598

(1)
Net of partial share redemptions. Such share redemptions impacted gross proceeds by $755, $(1,051), $(142), $(31) and $(29) in 2019, 2018, 2017, 2016 and 2015, respectively.

(2)
Includes common shares issued under the DRIP of  $94,788 during the year ended December 31, 2018, $0 for the years ended 2019, 2017, 2016 and 2015, and $390,505, $930,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

(3)
Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2019 in the amount of  $366,375, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (reducing the accumulated undistributed deficit).

The Company issued 2,952,149 shares during the year ended December 31, 2019 in a secondary offering on March 15, 2019 and the underwriters’ exercise of their overallotment option on April 11, 2019. Gross proceeds resulting from the secondary offering totaled $42,599,510 and underwriting and other expenses totaled $1,296,803. The per share offering price for the secondary offering was $14.43. The Company issued 225,787 shares under the At-the-Market (“ATM”) Program in 2019, for gross proceeds of $3,262,729 and underwriting and other expenses of $240,040. The average per share offering price of shares issued in the ATM Program during 2019 was $14.45.
The Company issued 7,931 shares through the DRIP during the year ended December 31, 2018. No new shares were issued in connection with the DRIP during the year ended December 31, 2019.
NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended December 31, 2019, 2018 and 2017.
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Net increase in net assets resulting from operations	$26,438,186	$26,194,578	$22,613,257
Weighted average common shares	18,275,696	15,953,571	14,870,981
Basic and diluted earnings per common share	$1.45	$1.64	$1.52

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
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
At December 31, 2019, the Company had investments in 63 portfolio companies. The total cost and fair value of the investments were $642,707,824 and $628,948,077, respectively. The composition of our investments as of December 31, 2019 is as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$461,107,595	$455,169,878
Senior Secured – Second Lien	130,600,172	111,961,013
Unsecured Debt	22,279,519	22,137,186
Equity	28,720,538	39,680,000
Total Investments	$642,707,824	$628,948,077

(1)
Includes unitranche investments, which account for 14.4% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
At December 31, 2018, the Company had investments in 57 portfolio companies. The total cost and fair value of the investments were $502,743,649 and $504,483,668, respectively. The composition of our investments as of December 31, 2018 was as follows:
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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2019 and December 31, 2018, the Company had seventeen and eleven such investments with aggregate unfunded commitments of  $37,517,784 and $21,213,962, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.
The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2019 are as follows:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$455,169,878	$455,169,878
Senior Secured – Second Lien	—	—	111,961,013	111,961,013
Unsecured Debt	—	—	22,137,186	22,137,186
Equity	—	—	39,680,000	39,680,000
Total Investments	$—	$—	$628,948,077	$628,948,077
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2019 are as follows:
	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$292,004,982	$149,661,220	$23,697,466	$39,120,000	$504,483,668
Purchases of investments	209,966,863	26,572,699	—	9,940,714	246,480,276
Payment-in-kind interest	262,444	94,445	59,044	—	415,933
Sales and Redemptions	(48,114,716)	(51,959,386)	(5,605,908)	(22,594,613)	(128,274,623)
Realized Gains	(212,012)	—	2,364,905	17,415,227	19,568,120
Change in unrealized appreciation (depreciation) included in earnings	22,891	(12,917,767)	1,596,438	(4,201,328)	(15,499,766)
Amortization of premium and accretion of discount, net	1,239,426	509,802	25,241	—	1,774,469
Fair value at end of period	$455,169,878	$111,961,013	$22,137,186	$39,680,000	$628,948,077
There were no Level 3 transfers during the twelve months ended December 31, 2019.
The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2018 are as follows:
	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of year	$141,006,923	$178,432,850	$27,430,000	$24,969,999	$371,839,772
Purchases of investments	224,555,549	38,515,000	251,180	9,605,730	272,927,459
Payment-in-kind interest	106,314	1,696,547	67,044	—	1,869,905
Sales and redemptions	(68,382,321)	(66,658,090)	(2,903,096)	(9,657,263)	(147,600,770)
Realized gains	—	—	—	5,540,518	5,540,518
Change in unrealized appreciation (depreciation)	(6,052,424)	(2,989,511)	(1,265,630)	8,661,016	(1,646,549)
Amortization of premium and accretion of discount, net	770,941	664,424	117,968	—	1,553,333
Fair value at end of year	$292,004,982	$149,661,220	$23,697,466	$39,120,000	$504,483,668
There were no Level 3 transfers during the twelve months ended December 31, 2018.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
The following is a summary of geographical concentration of our investment portfolio as of December 31, 2019:
	Cost	Fair Value	% of Total Investments at fair value
Texas	$134,451,527	$120,672,985	19.19%
California	79,090,474	78,136,331	12.42%
Arizona	52,390,949	53,274,526	8.47%
New Jersey	52,548,769	51,637,750	8.21%
Ohio	48,502,609	50,092,839	7.96%
Illinois	41,869,947	44,406,252	7.06%
Canada	21,201,137	21,217,811	3.37%
New York	19,922,689	20,584,020	3.27%
United Kingdom	20,116,695	20,116,695	3.20%
Wisconsin	19,207,770	19,466,054	3.10%
South Carolina	19,935,337	19,366,716	3.08%
Tennessee	19,854,956	19,260,076	3.06%
Pennsylvania	17,408,508	17,566,213	2.79%
Maryland	17,103,044	17,325,000	2.75%
Indiana	14,064,012	13,997,251	2.23%
Florida	13,663,116	13,820,256	2.20%
Colorado	10,867,843	12,444,250	1.98%
Arkansas	14,920,694	11,989,446	1.91%
Missouri	10,078,235	10,428,223	1.66%
Georgia	575,000	5,250,000	0.83%
North Carolina	4,961,969	4,375,000	0.70%
Puerto Rico	8,613,244	3,490,383	0.55%
Utah	41,894	30,000	0.00%
Massachusetts	1,317,406	—	—%
	$642,707,824	$628,948,077	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
The following is a summary of industry concentration of our investment portfolio as of December 31, 2019:
	Cost	Fair Value	% of Total Investments at fair value
Healthcare & Pharmaceuticals	$98,307,360	$94,000,860	14.95%
Services: Business	56,354,433	62,410,845	9.92%
Aerospace & Defense	44,970,957	46,547,324	7.40%
Consumer Goods: Durable	47,933,468	44,158,660	7.02%
Beverage, Food, & Tobacco	42,131,354	42,592,966	6.77%
Media: Broadcasting & Subscription	32,353,301	33,218,991	5.28%
Finance	27,776,880	29,562,500	4.70%
Education	26,594,771	25,661,125	4.08%
Media: Advertising, Printing & Publishing	22,425,972	21,965,124	3.49%
High Tech Industries	21,201,137	21,217,811	3.37%
Capital Equipment	20,093,379	20,237,066	3.22%
Retail	19,935,337	19,366,716	3.08%
Metals & Mining	17,103,044	17,325,000	2.75%
Transportation & Logistics	17,173,599	17,226,294	2.74%
Automotive	17,151,902	17,221,213	2.74%
Software	15,807,191	15,516,250	2.47%
Containers, Packaging, & Glass	14,306,286	14,564,570	2.32%
Environmental Industries	15,256,675	14,410,327	2.29%
Energy: Oil & Gas	12,624,269	13,582,102	2.16%
Services: Consumer	26,075,606	13,345,105	2.12%
Chemicals, Plastics, & Rubber	11,880,825	11,857,228	1.89%
Consumer goods: non-durable	14,973,711	11,770,000	1.87%
Construction & Building	10,408,323	10,750,000	1.71%
Utilities: Oil & Gas	9,868,044	9,900,000	1.57%
Hotel, Gaming, & Leisure	—	540,000	0.09%
	$642,707,824	$628,948,077	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
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
Certain portfolio company classifications were updated to more adequately align to the risks of the portfolio investments with other companies in such industries. Industry classification for the prior year financial statements included above were reclassified to the current presentation. The following changes and their December 31, 2018 cost and fair value, respectively, were made: 1) Consumer Goods: Durable to Metals & Mining; $17,237,500 for both cost and fair value, 2) Media: Broadcasting & Subscription to Media: Advertising, Printing & Publishing; $7,058,675 and $6,875,625, 3) Services: Business to Aerospace & Defense; $10,777,822 for both cost and value, 4) Services: Business to Environmental Industries; $13,058,543 and $12,505,509, 5) Services: Business to Software; $14,005,369 and $13,432,500.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:
Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$455,169,878	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-2.19% to 6.98% (0.57%) -1.48% to 0.52% (-0.68%) 6x to 29x (12x)(4)
Second lien debt	$111,961,013	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-0.69% to 5.94% (1.19%) -1.34% to 0.48% (-0.42%) 7x to 34x (14x)(4)
Unsecured debt	$22,137,186	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.39% to 0.00% (-0.35%) -0.45% to -0.42% (-0.43%) 1x to 20x (4x)(4)
Equity investments	$39,680,000	Market approach(5)	Underwriting EBITDA Multiple	2x to 17x (10x)
Total Long Term Level 3 Investments	$628,948,077

(1)
Weighted average based on fair value as of December 31, 2019.

(2)
Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)
The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.19% (-219 basis points) to 6.98% (698 basis points). The average of all changes was 0.57%.

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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
The following provides quantitative information about Level 3 fair value measurements as of December 31, 2018:
Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$292,004,982	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.03% to 2.59% (0.85%) -5.62% to 6.64% (1.64%) 4x to 22x (10x)(4)
Second lien debt	$149,661,220	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.00% to 2.66% (0.93%) -0.14% to 10.66% (1.70%) 2x to 17x (11x)(4)
Unsecured debt	$23,697,466	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.03% to 0.57% (-0.01%) -5.62% to 0.32% (-1.27%) 2x to 9x (3x)(4)
Equity investments	$39,120,000	Market approach(5)	Underwriting multiple/ EBITDA Multiple	2x to 15x (10x)
Total Long Term Level 3 Investments	$504,483,668

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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
As of December 31, 2019, the Company had $37,517,784 of unfunded commitments to provide debt financing to seventeen existing portfolio companies. As of December 31, 2018 the Company had $21,213,961 of unfunded commitments to provide debt financing to eleven existing portfolio companies. As of December 31, 2019, the Company had sufficient liquidity to fund such unfunded loan commitments should the need arise.
NOTE 8 — FINANCIAL HIGHLIGHTS
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Per Share Data:(1)
Net asset value at beginning of year/period	$14.09	$13.81	$13.69	$13.19	$13.94
Net investment income	1.23	1.42	1.21	1.39	1.33
Net change in unrealized appreciation (depreciation) on investments	(0.85)	(0.11)	—	1.49	(0.74)
Net realized gain (loss) on investments	1.07	0.35	0.31	(1.05)	0.03
Tax provision on realized gain on investments	—	(0.02)	—	—	—
Benefit (provision) for taxes on net unrealized gain on investments in taxable subsidiaries	—	—	—	0.03	(0.01)
Total from investment operations	1.45	1.64	1.52	1.86	0.61
Sales Load	(0.06)	—	(0.09)	—	—
Offering Costs	(0.03)	—	(0.02)	—	—
Stockholder distributions from:
Net investment income	(0.54)	(1.03)	(1.20)	(1.36)	(1.33)
Net realized capital gains	(0.82)	(0.33)	(0.16)	—	(0.03)
Other(3)	0.05	—	0.07	—	—
Net asset value at the end of year/period	$14.14	$14.09	$13.81	$13.69	$13.19
Per share market value at end of year/period	$14.23	$12.95	$13.14	$12.06	$9.64
Total return based on market value(4)	21.97%	8.68%	20.29%	42.83%	(7.76)%
Weighted average shares outstanding at the end of period	18,275,696	15,953,571	14,870,981	12,479,959	12,479,961
Ratio/Supplemental Data:
Net assets at the end of year/period	$270,571,173	$224,845,007	$220,247,242	$170,881,785	$164,651,104
Weighted average net assets	$259,020,507	$223,750,302	$195,211,550	$165,189,142	$173,453,813
Annualized ratio of gross operating expenses to net assets(7)(8)	14.11%	13.72%	11.10%	13.2%	11.16%
Annualized ratio of net operating expenses to net assets(7)(8)	14.11%	13.72%	11.10%	13.2%	10.78%
Annualized ratio of interest expense and other fees to net assets(2)	5.78%	5.51%	4.02%	4.84%	3.56%
Annualized ratio of net investment income before fee waiver to net assets(7)(8)	8.64%	10.09%	9.21%	10.71%	9.11%
Annualized ratio of net investment income to net assets(7)(8)	8.64%	10.09%	9.21%	10.71%	9.49%
Portfolio Turnover(5)	23%	32%	48%	16%	29%
Notes Payable	$48,875,000	$48,875,000	$48,875,000	$25,000,000	$25,000,000
Credit Facility Payable	$161,550,000	$99,550,000	$40,750,000	$116,000,000	$109,500,000
SBA-guaranteed debentures	$161,000,000	$150,000,000	$90,000,000	$65,000,000	$65,000,000
Asset Coverage Ratio(6)	2.29x	2.51x	3.46x	2.21x	2.22x

(1)
Financial highlights are based on weighted average shares outstanding as of year/period ended.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
(2)
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

(7)
These ratios include the impact of the benefit (provision) for income taxes related to net unrealized loss (gain) on certain investments of  $(66,760), $(67,953), and $8,593 for the years ended December 31, 2019, 2018 and 2017 respectively, which are not reflected in net investment income, gross operating expenses or net operating expenses. The benefit (provision) for income taxes related to net realized loss or unrealized loss (gain) on investments at taxable subsidiaries to net assets for the years ended December 31, 2019, 2018 and 2017 is less than (0.03)%, (0.03)% and (0.01)%, respectively.

(8)
Deferred offering costs of  $261,761 for the year ended December 31, 2016 are not annualized.

NOTE 9 — CREDIT FACILITY
On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. SunTrust Bank, one of the lenders, served as administrative agent under the Original Facility. The Company terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, September 13, 2019, and December 27, 2019 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).
The Credit Facility, as amended, provides for borrowings up to a maximum of  $220,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $250,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.
Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with no LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. The commitment to fund the revolver expires on October 10, 2020, after which the Company may no longer borrow under the Credit Facility. The Company must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility beginning October 15, 2020. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2021.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum shareholder’s equity. As of December 31, 2019, the Company was in compliance with these covenants.
As of December 31, 2019 and December 31, 2018, the outstanding balance under the Credit Facility was $161,550,000 and $99,550,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of  $1,756,607 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of December 31, 2019 and 2018, $1,039,367 and $1,312,773 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.
The following is a summary of the Credit Facility, net of prepaid loan structure fees:
	December 31, 2019	December 31, 2018
Credit Facility payable	$161,550,000	$99,550,000
Prepaid loan structure fees	1,039,367	1,312,773
Credit facility payable, net of prepaid loan structure fees	$160,510,633	$98,237,227
Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2019, 2018, and 2017:
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$5,112,499	$3,737,735	$2,247,048
Loan fee amortization	485,017	415,179	416,612
Commitment fees on unused portion	405,438	387,601	311,174
Administration fees	34,978	40,972	39,282
Total interest expense and other fees	$6,037,932	$4,581,487	$3,014,116
Loss on extinguishment of debt	$—	$—	$113,993
Weighted average interest rate	4.8%	4.7%	3.7%
Effective interest rate (including fee amortization)	5.7%	5.7%	5.0%
Average debt outstanding	$106,244,521	$79,818,493	$60,053,425
Cash paid for interest and unused fees	$5,217,832	$4,158,382	$2,476,340

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
NOTE 10 — SBA-GUARANTEED DEBENTURES
Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2019 and 2018, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.
As of December 31, 2019, which was the end of the first year of operations of the SBIC II subsidiary, it had $20,000,000 in regulatory capital and $11,000,000 of SBA-guaranteed debentures outstanding.
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
On a stand-alone basis, the SBIC subsidiaries held $240,109,144 and $225,525,663 in assets at December 31, 2019 and 2018, respectively, which accounted for approximately 37.0% and 42.9% of our total consolidated assets at December 31, 2019 and 2018, respectively.
Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. As of December 31, 2019 and 2018, the SBIC subsidiaries had $161,000,000 and $150,000,000 of the SBA-guaranteed Debentures outstanding, respectively. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of December 31, 2019:
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 14, 2014	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	March 1, 2029	2,500,000	2.88%	0.22%
October 17, 2019	March 1, 2030	6,000,000	2.27%(1)	0.09%
November 15, 2019	March 1, 2030	5,000,000	2.21%(1)	0.09%
Total SBA-guaranteed debentures		$161,000,000

(1)
Debenture interest rate will be set as determined by the SBA when pooled on March 25, 2020

As of December 31, 2019 and 2018, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2019 and 2018, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.
As of December 31, 2019, the Company has incurred $5,605,350 in financing costs related to the SBA-guaranteed debentures since receiving our licenses, which were recorded as prepaid loan fees. As of December 31, 2019 and 2018, $3,456,147 and $3,612,198 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:
	December 31, 2019	December 31, 2018
SBA-guaranteed debentures payable	$161,000,000	$150,000,000
Prepaid loan fees	3,456,147	3,612,198
SBA-guaranteed debentures, net of prepaid loan fees	$157,543,853	$146,387,802

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2019, 2018 and 2017:
	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$5,166,475	$3,982,658	$2,067,308
Debenture fee amortization	623,900	623,989	333,027
Total interest expense and other fees	$5,790,375	$4,606,647	$2,400,335
Weighted average interest rate	3.4%	3.2%	3.1%
Effective interest rate (including fee amortization)	3.8%	3.7%	3.6%
Average debt outstanding	$151,893,151	$125,390,411	$67,328,767
Cash paid for interest	$5,007,832	$3,107,218	$2,019,095
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
The following table summarizes the interest expense and deferred financing costs on the 2019 Notes for the years ended December 31, 2019, 2018, and 2017:
	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$—	$—	$1,169,097
Deferred financing costs	—	—	131,377
Administration fees	—	—	5,000
Total interest expense and other fees	$—	$—	$1,305,474
Loss on extinguishment of debt	—	—	302,732
Weighted average interest rate	—%	—%	6.5%
Effective interest rate (including fee amortization)	—%	—%	7.3%
Average debt outstanding	$—	$—	$25,000,000
Cash paid for interest	$—	$—	$1,376,736
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
The Company used all of the net proceeds from this offering to fully redeem the 2019 Notes and a portion of the amount outstanding under the Original Facility. As of both December 31, 2019 and 2018, the aggregate carrying amount of all Notes was $48,875,000 and the fair value of the Notes was approximately $49,715,650 and $47,604,250, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.
In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1,688,961 of fees which are being amortized over the term of the 2022 Notes, of which $900,798 and $1,233,203 remained to be amortized as of December 31, 2019 and 2018, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2019, 2018, 2017.
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017(1)
Interest expense	$2,810,312	$2,810,312	$1,014,835
Deferred financing costs	332,403	332,404	118,066
Administration fees	5,000	7,905	2,383
Total interest expense and other fees	$3,147,715	$3,150,621	$1,135,284
Weighted average interest rate	5.8%	5.8%	5.8%
Effective interest rate (including fee amortization)	6.4%	6.4%	6.5%
Average debt outstanding	$48,875,000	$48,875,000	$48,012,218
Cash paid for interest	$2,810,312	$2,810,312	$889,932

(1)
averages for period outstanding in 2017

The following is a summary of the Notes Payable, net of deferred financing costs:
	December 31, 2019	December 31, 2018
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	900,798	1,233,203
Notes payable, net of deferred financing costs	$47,974,202	$47,641,797
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
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth the results of operations for the years ended December 31, 2019, 2018, and 2017. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.
	2019
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$13,834,929	$14,170,255	$15,515,227	$15,391,478
Net Investment Income	$4,333,659	$5,415,400	$5,798,659	$6,891,091
Net Increase in Net Assets from Operations	$10,142,443	$5,994,683	$8,468,254	$1,832,807
Total Investment Income per share(1)	$0.85	$0.75	$0.82	$0.81
Net Investment Income per share(1)	$0.27	$0.29	$0.31	$0.36
Net Increase in Net Assets from Operations per share(1)	$0.62	$0.32	$0.45	$0.10
	2018
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$10,911,781	$12,619,657	$14,487,623	$15,247,277
Net Investment Income	$4,475,379	$4,727,236	$5,609,974	$7,823,948
Net Increase in Net Assets from Operations	$7,343,929	$7,603,246	$8,884,517	$2,362,886
Total Investment Income per share(1)	$0.68	$0.79	$0.91	$0.96
Net Investment Income per share(1)	$0.28	$0.30	$0.35	$0.49
Net Increase in Net Assets from Operations per share(1)	$0.46	$0.48	$0.56	$0.14
	2017
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$9,863,980	$10,394,365	$9,978,345	$9,411,503
Net Investment Income	$4,143,627	$4,938,459	$4,475,952	$4,412,722
Net Increase in Net Assets from operations	$6,024,752	$6,044,766	$5,636,598	$4,907,141
Total Investment Income per share(1)	$0.79	$0.68	$0.64	$0.59
Net Investment Income per share(1)	$0.33	$0.32	$0.29	$0.28
Net Increase in Net Assets from Operations per share(1)	$0.48	$0.39	$0.36	$0.31

(1)
Per share amounts are calculated using weighted average shares outstanding during the period.

NOTE 13 — INCOME TAXES
As of December 31, 2019 and December 31, 2018, the Company had $22,548,941 and $8,572,366, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $2,053,494 and $700,000 for the periods ended December 31, 2019 and December 31, 2018, respectively. Undistributed qualified

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
dividends were $0 and $31,504 for the years ended December 31, 2019 and 2018, respectively. All of the undistributed ordinary income as of December 31, 2019 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2019. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $900,000 and $316,092 of U.S. federal excise tax for the tax years ended December 31, 2019 and December 31, 2018, respectively, independent of prior year adjustments. See note 1 for further discussion of tax expense in each year.
Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2019 and 2018 was as follows:
	December 31, 2019	December 31, 2018
Ordinary income	$10,000,000	$15,492,724
Qualified dividends	103,080	250,000
Distributions of long-term capital gains(2)	14,935,093	5,947,826
Total distributions accrued or paid to common stockholders	$25,038,173	$21,690,550
Listed below is a reconciliation of  “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2019, 2018 and 2017:
	2019	2018	2017
Net increase in net assets resulting from operations (includes NII, realized gain/loss, unrealized gain/loss and taxes)	$26,438,186	$26,194,578	$22,613,257
Net change in unrealized depreciation (appreciation)	15,499,766	1,646,549	22,072
Income tax provision (benefit)	66,760	67,953	(8,593)
Pre-tax (income) expense, (gain) loss reported at Taxable Subsidiaries, not consolidated for tax purposes	(5,819,114)	416,203	(4,721,039)
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	3,791,081	1,524,556	1,835,779
Estimated taxable income	$39,976,679	$29,849,839	$19,741,476
Taxable income earned in prior year and carried forward for distribution in current year	7,496,299	(662,990)	(106,530)
Taxable income earned prior to period end and carried forward for distribution next period	(24,602,435)	(9,303,869)	(1,118,312)

(2)
Distributions of long-term capital gains of  $14,935,093 as of December 31, 2019 differs from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain long-term capital gains were recognized in Taxable Subsidiaries. The qualified dividend amount in 2019 and 2018 are derived from qualified dividends received by the Company from a portfolio company. Additional differences arise because certain prepayment gains are characterized differently for tax reporting purposes.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
	2019	2018	2017
Distribution payable as of period end and paid in following period	2,167,630	1,807,570	1,806,671
Total distributions accrued or paid to common stockholders	$25,038,173	$21,690,550	$20,323,305

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2019 and December 31, 2018 were as follows:
	2019	2018
Aggregate cost of portfolio securities for federal income tax purposes	$643,573,873	$503,079,738
Gross unrealized appreciation of portfolio company securities	17,587,984	18,423,224
Gross unrealized depreciation of portfolio company securities	(31,347,731)	(16,683,205)
Net unrealized appreciation (depreciation) of portfolio company securities	$(13,759,747)	$1,740,019
As of December 31, 2019, the Taxable Subsidiaries had unrealized losses in investments, net operating loss (“NOL”) carryovers, and capital loss carryovers creating a net deferred tax asset equal to $146,797, as reflected below. As of December 31, 2019, for U.S. federal income tax purposes, the Taxable Subsidiaries had capital loss capital forward of  $1,103,401, which, if unused, will expire in the taxable year 2021. As of December 31, 2019, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards totaling $2,761,004 of which $1,615,912 will expire during the tax years 2023 through 2037 if unused. Due to the nature of the Taxable Subsidiaries’ holdings, a valuation allowance was established when management determined it is more likely than not that some of the deferred tax assets will not be realized prior to expiration. Although our future projections indicate that we may be able to realize a portion of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of  $281,510.
	2019	2018
Deferred Tax Asset	$2,189,818	$2,930,694
Deferred Tax Liability	(2,043,021)	(1,648,207)
Total Deferred Tax Asset before valuation allowance	$146,797	$1,282,487
Deferred tax valuation allowance	$(281,510)	$(1,350,440)
Net Deferred Tax Liability	$(134,713)	$(67,953)
Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2016, 2017 and 2018 federal tax years for the Company remain subject to examination by the Internal Revenue Service.
NOTE 14 — SUBSEQUENT EVENTS
Investment Portfolio
On January 3, 2020, the Company received full repayment on the first lien term loan of APG Intermediate Sub 2 Corp. for total proceeds of  $10,066,786, including a $141,785 prepayment fee. The Company also received $2,424,445 in full realization on the equity of APG Holdings, resulting in a $1,296,793 gain.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
On January 7, 2020, the Company invested $14,424,157 in the first lien term loan of Sales Benchmark Index, LLC, $1,331,461 in the unfunded revolver, and $3,328,652 in the unfunded delayed draw term loan of Sales Benchmark, LLC, a provider of revenue growth management consulting services for private equity-owned and large enterprise clients. Additionally, the Company invested $665,730 in the preferred equity of the company.
On January 15, 2020, Apex Environmental Resources Holdings, LLC was merged with a provider of non-hazardous waste management, collection, and recycling services, creating Interstate Waste Services, Inc. The Company's common and preferred ownership positions in Apex Environmental Resources Holdings, LLC was rolled into the combined entity.
On January 31, 2020, the Company invested $18,900,000 in the first lien term loan and $2,700,000 in the unfunded revolver of Elliott Aviation, LLC, a provider of maintenance, repair, and overhaul and fixed-base operator services to the business aviation sector. Additionally, the Company invested $900,000 in the preferred equity of the company.
Credit Facility
The outstanding balance under the Credit Facility as of February 28, 2020 was $175,250,000.
ATM Program
Since December 31, 2019, the Company issued 332,591 shares under the At-the-Market (“ATM”) Program, for gross proceeds of  $4,794,995 and underwriting expenses of  $5,684. The average per share offering price of shares issued in the ATM Program was $14.42.
SBA-guaranteed Debentures
The outstanding balance of SBA-guaranteed Debentures as of February 28, 2020 was $161,000,000.
Dividend Declared
On January 10, 2020, the Company’s board of directors declared a regular monthly dividend for each of January, February and March 2020 as follows:
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/10/2020	1/30/2020	1/31/2020	2/14/2020	$0.1133
1/10/2020	2/27/2020	2/28/2020	3/13/2020	$0.1133
1/10/2020	3/30/2020	3/31/2020	4/15/2020	$0.1133

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019
STELLUS CAPITAL INVESTMENT CORPORATION
Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2019
(dollars in thousands)
Company	Investment(1)	December 31, 2018 Fair Value	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credit to Income(2)	Gross Additions(3)	Gross Reductions(4)	December 31, 2019 Fair Value
Non-control Investments
Affiliate investments
Glori Energy Production Inc.	Class A Common Units	$50	$—	$—	$—	$—	$(50)	$—
Total Non-Control/Affiliate investments		$50	$—	$—	$—	$—	$(50)	$—

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

Item 9.
Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019.
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

(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information.

None.
PART III
We will file with the SEC a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com . We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
Item 11.
Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14.
Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV
Item 15.
Exhibits, Financial Statement Schedules

a.   Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
b.   Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).
4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, date August 21, 2017, (Incorporated by reference on exhibit (d)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-216138), filed on August 23, 2017).
4.6	Form of Global Note with respect to the 5.75% Note due 2022 (Incorporated by reference to Exhibit 4.4).
4.7*	Description of Securities
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custody Agreement between Registrant and ZB, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 7, 2017).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).

10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.7	Form of Senior Secured Revolving Credit Agreement, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to the Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No 814-00971), filed on October 13, 2017).
10.8	Form of Guarantee and Security Agreement, the Registrant, ZB, N.A., dba Amegy Bank, as administrative agent, and ZB, N.A. dba Amegy Bank, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on October 13, 2017).
10.9	Consent and Waiver, dated March 28, 2018, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No.814-00971), filed on May 8, 2018).
10.10	First Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated August 2, 2018, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No.814-00971), filed on August 8, 2018).
10.11	Second Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated September 13, 2019, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K(File No. 814-00971), filed on September 18, 2019).
10.12*	Increase Agreement, dated December 27, 2019, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent
14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
21.1	Subsidiaries of the Registrant and jurisdiction of incorporation/organizations:
Stellus Capital SBIC, LP — Delaware
Stellus Capital SBIC GP, LLC — Delaware
Stellus Capital SBIC II, LP — Delaware
Stellus Capital SBIC II GP, LLC — Delaware
SCIC-SKP Blocker 1, Inc. — Delaware
SCIC-ERC Blocker 1, Inc. — Delaware
SCIC-Consolidated Blocker 1, Inc. — Delaware
SCIC-CC Blocker 1, Inc. — Delaware
SCIC-APE Blocker 1, Inc. — Delaware
SCIC-Hollandar Blocker 1, Inc. — Delaware
SCIC-Invincible Blocker 1, Inc. — Delaware
SCIC-FBO Blocker 1, Inc. — Delaware
SCIC-ICD Blocker 1, Inc. — Delaware
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
STELLUS CAPITAL INVESTMENT CORPORATION
Date: March 2, 2020	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date: March 2, 2020	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 2, 2020	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary(Principal Accounting and Financial Officer)
Date: March 2, 2020	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 2, 2020	/s/ Joshua T. Davis Joshua T. Davis Director
Date: March 2, 2020	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 2, 2020	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 2, 2020	/s/ Paul Keglevic Paul Keglevic Director
Date: March 2, 2020	/s/ William C. Repko William C. Repko Director