Form 10-Q
period 2020-03-31
Stellus Capital Investment Corp
filed 2020-05-11
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934   For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 8, 2020 was 19,474,247.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

 CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $674,809,012 and $642,707,824, respectively)	$609,544,320	$628,948,077
Cash and cash equivalents	35,025,246	16,133,315
Receivable for sales and repayments of investments	164,034	123,409
Interest receivable	3,972,924	2,914,710
Other receivables	25,495	25,495
Prepaid expenses	324,298	368,221
Total Assets	$649,056,317	$648,513,227
LIABILITIES
Notes payable	$48,057,076	$47,974,202
Credit facility payable	209,110,611	160,510,633
SBA-guaranteed debentures	157,715,128	157,543,853
Dividends payable	2,206,435	2,167,630
Management fees payable	2,719,054	2,695,780
Income incentive fees payable	1,492,113	1,618,509
Capital gains incentive fees payable	—	880,913
Interest payable	917,016	2,322,314
Unearned revenue	714,159	559,768
Administrative services payable	432,227	413,278
Deferred tax liability	105,754	134,713
Income tax payable	169,400	917,000
Other accrued expenses and liabilities	498,679	203,461
Total Liabilities	$424,137,652	$377,942,054
Commitments and contingencies (Note 7)
Net Assets	$224,918,665	$270,571,173
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,474,247 and 19,131,746 issued and outstanding, respectively)	$19,474	$19,132
Paid-in capital	277,023,270	272,117,091
Accumulated undistributed deficit	(52,124,079)	(1,565,050)
Net Assets	$224,918,665	$270,571,173
Total Liabilities and Net Assets	$649,056,317	$648,513,227
Net Asset Value Per Share	$11.55	$14.14

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the
	three	three
	months ended	months ended
	March 31,	March 31,
	2020	2019
INVESTMENT INCOME
Interest income	$14,849,588	$13,625,399
Other income	411,457	209,530
Total Investment Income	$15,261,045	$13,834,929
OPERATING EXPENSES
Management fees	$2,719,054	$2,222,645
Valuation fees	109,833	107,322
Administrative services expenses	466,935	405,399
Income incentive fees	1,339,637	1,373,854
Capital gains incentive (reversal) fees	(880,913)	1,161,757
Professional fees	386,714	344,340
Directors' fees	132,250	104,000
Insurance expense	93,071	85,697
Interest expense and other fees	4,292,204	3,674,787
Income tax expense	196,795	12,744
Other general and administrative expenses	166,003	8,725
Total Operating Expenses	$9,021,583	$9,501,270
Net Investment Income	$6,239,462	$4,333,659
Net realized gain on non-controlled, non-affiliated investments	$1,296,793	$10,246,098
Net change in unrealized depreciation on non-controlled, non-affiliated investments	$(51,504,946)	$(4,424,713)
Benefit (provision) for taxes on net unrealized gain on investments	$28,959	$(12,601)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(43,939,732)	$10,142,443
Net Investment Income Per Share	$0.32	$0.27
Net (Decrease) Increase in Net Assets Resulting from Operations Per Share	$(2.26)	$0.62
Weighted Average Shares of Common Stock Outstanding	19,429,480	16,351,032
Distributions Per Share	$0.34	$0.34

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	three	three
	months ended	months ended
	March 31,	March 31,
	2020	2019
(Decrease) Increase in Net Assets Resulting from Operations
Net investment income	$6,239,462	$4,333,659
Net realized gain on non-controlled, non-affiliated investments	1,296,793	10,246,098
Net change in unrealized depreciation on non-controlled, non-affiliated investments	(51,504,946)	(4,424,713)
Benefit (provision) for taxes on unrealized appreciation on investments	28,959	(12,601)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(43,939,732)	$10,142,443
Stockholder Distributions From:
Net investment income	$(6,619,297)	$(5,734,250)
Total Distributions	$(6,619,297)	$(5,734,250)
Capital Share Transactions
Issuance of common stock	$4,930,467	$39,682,500
Sales load	(5,681)	(935,000)
Offering costs	(18,169)	(202,891)
Partial share transactions	(96)	1,435
Net Increase in Net Assets Resulting From Capital Share Transactions	$4,906,521	$38,546,044
Total (Decrease) Increase in Net Assets	$(45,652,508)	$42,954,237
Net Assets at Beginning of Period	$270,571,173	$224,845,007
Net Assets at End of Period	$224,918,665	$267,799,244

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	three	three
	months ended	months ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(43,939,732)	$10,142,443
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(61,533,313)	(28,573,192)
Proceeds from sales and repayments of investments	31,763,595	21,794,726
Net change in unrealized depreciation on investments	51,504,946	4,424,713
Increase in investments due to PIK	(537,284)	(41,841)
Amortization of premium and accretion of discount, net	(538,019)	(400,064)
Deferred tax (benefit) provision	(28,959)	12,601
Amortization of loan structure fees	149,978	123,807
Amortization of deferred financing costs	82,874	81,963
Amortization of loan fees on SBA-guaranteed debentures	171,275	149,019
Net realized gain on investments	(1,296,793)	(10,246,098)
Changes in other assets and liabilities
(Increase) decrease in interest receivable	(1,058,214)	470,755
Decrease in other receivable	—	23,695
Decrease (increase) in prepaid expenses	43,923	(1,898)
Increase (decrease) in management fees payable	23,274	(1,211,330)
Decrease in incentive fees payable	(126,396)	(301,950)
(Decrease) increase in capital gains incentive fees payable	(880,913)	1,161,757
Increase in administrative services payable	18,949	49,941
Decrease in interest payable	(1,405,298)	(997,007)
Increase (decrease) in unearned revenue	154,391	(15,847)
Decrease in income tax payable	(747,600)	(265,058)
Increase in other accrued expenses and liabilities	295,218	360,932
Net Cash Used in Operating Activities	$(27,884,098)	$(3,257,933)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$4,794,995	$39,682,500
Sales load for common stock issued	(5,681)	(935,000)
Offering costs paid for common stock	(18,169)	(191,827)
Stockholder distributions paid	(6,445,020)	(5,422,675)
Borrowings under Credit Facility	74,450,000	22,250,000
Repayments of Credit Facility	(26,000,000)	(45,750,000)
Partial share transactions	(96)	1,435
Net Cash Provided by Financing Activities	$46,776,029	$9,634,433
Net Increase in Cash and Cash Equivalents	$18,891,931	$6,376,500
Cash and cash equivalents balance at beginning of period	16,133,315	17,467,146
Cash and Cash Equivalents Balance at End of Period	$35,025,246	$23,843,646
Supplemental and Non-Cash Activities
Cash paid for interest expense	$5,291,684	$4,317,004
Excise tax paid	940,000	280,000
Shares issued pursuant to Dividend Reinvestment Plan	135,472	—
Increase in distribution payable	38,805	311,575
Decrease in deferred offering costs	—	(11,604)

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2020

(unaudited)

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Adams Publishing Group, LLC									Greenville, TN
Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.29%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$5,365,080	5,327,106	4,935,873	2.19%
Delayed Draw Term Loan	(12)	First Lien	3M L+7.50%	1.00%	9.25%		8/3/2018	6/30/2023		$171,914	171,914	158,160	0.07%
Total											$5,499,020	$5,094,033	2.26%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan (SBIC)	(2)(12)	First Lien	3M L+5.75%	1.00%	7.20%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$14,250,000	14,034,599	13,537,500	6.02%
Revolver	(8)(12)	First Lien	3M L+5.75%	1.00%	7.20%		8/8/2018	8/8/2023		$1,000,000	1,000,000	950,000	0.42%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	310,000	0.14%
Total											$15,284,599	$14,797,500	6.58%
APE Holdings, LLC									Deer Park, TX
Class A Common Units	(4)	Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000 units	375,000	70,000	0.03%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					1/26/2016		Services: Business	254,250 units	0	1,120,000	0.50%
Stratose Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	0	3,300,000	1.47%
Total											$0	$4,420,000	1.97%
ASC Communications, LLC									Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.25%	1.00%	6.25%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$4,320,988	4,299,113	4,040,123	1.80%
Term Loan	(35)	First Lien	1M L+5.25%	1.00%	6.25%		2/4/2019	6/29/2023		$7,345,679	7,275,238	6,868,210	3.05%
Revolver	(35)	First Lien	1M L+5.25%	1.00%	6.25%		6/29/2017	6/29/2022		$666,667	666,667	623,333	0.28%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	88,797	560,000	0.25%
Total											$12,329,815	$12,091,666	5.38%
BFC Solmetex, LLC	(23)								Nashville, TN
Revolver	(12)	First Lien	3M L+6.50%	1.00%	7.96%		4/2/2018	9/26/2023	Environmental Industries	$2,139,364	2,139,364	1,957,518	0.87%
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	7.96%		4/2/2018	9/26/2023		$11,563,264	11,447,112	10,580,387	4.70%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	7.96%		4/2/2018	9/26/2023		$1,202,170	1,190,094	1,099,986	0.49%
Total											$14,776,570	$13,637,891	6.06%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	9.07%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,417,425	15,861,014	7.05%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	6/30/2020		$343,842	343,842	326,649	0.15%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	940,000	0.42%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2020

(unaudited)

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	880,000	0.39%
Total											$18,698,528	$18,007,663	8.01%
Café Valley, Inc.									Phoenix, AZ
Term Loan	(12)	First Lien	3M L+6.00%	1.25%	7.45%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$17,530,952	17,214,626	16,566,750	7.37%
CF Topco LLC, Common Units	(4)	Equity					8/28/2019			8,810 shares	880,952	800,000	0.36%
Total											$18,095,578	$17,366,750	7.73%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(12)	First Lien	1M L+8.50%	0.50%	9.49%		12/31/2015	12/31/2020	Automotive	$94,003	93,662	91,183	0.04%
Term Loan (SBIC)	(2)(12)	First Lien	1M L+8.50%	0.50%	9.49%		12/31/2015	12/31/2020		$7,332,210	7,305,555	7,112,244	3.16%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/31/2015			149,828 shares	149,828	130,000	0.06%
Total											$7,549,045	$7,333,427	3.26%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	195,036	20,000	0.01%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	10.53%		10/27/2017	4/27/2025	Software	$13,750,000	13,542,126	12,581,250	5.59%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	270,000	0.12%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	40,000	0.02%
Total											$14,042,127	$12,891,250	5.73%
Convergence Technologies, Inc.									Indianpolis, IN
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024	Services: Business	$7,035,571	6,925,360	6,683,929	2.97%
Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		2/28/2019	8/30/2024		$1,414,286	1,390,558	1,343,571	0.60%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024		$5,290,179	5,290,179	5,025,670	2.23%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			4,275 units	429,614	220,000	0.10%
Total											$14,035,711	$13,273,170	5.90%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan	(12)	First Lien	3M L+5.50%	1.00%	6.95%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$16,128,125	15,854,952	14,676,594	6.53%
Health Monitor Holdings, LLC Seires A Preferred Units	(4)	Equity					5/15/2019			1,000,000 shares	1,000,000	670,000	0.30%
Total											$16,854,952	$15,346,594	6.83%
Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	530,000	0.24%
DRS Holdings III, Inc.									St. Louis, MO
Term Loan	(12)	First Lien	3M L+5.75%	1.00%	7.20%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,975,000	9,880,823	9,226,875	4.10%
Revolver	(10)(35)	First Lien	2M L+5.75%	1.00%	6.75%		11/1/2019	11/1/2025		$727,273	727,273	672,727	0.30%
Total											$10,608,096	$9,899,602	4.40%

DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(35)	First Lien	1M L+7.50%	1.50%	9.00%		4/13/2018	4/13/2023	Energy: Oil & Gas	$10,991,941	10,846,253	10,442,344	4.64%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	466,204	550,000	0.24%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	723,684	510,000	0.23%
Total											$12,036,141	$11,502,344	5.11%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2020

(unaudited)

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Elliott Aviation, LLC									Moline, IL
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/31/2020	1/31/2025	Aerospace & Defense	$18,781,875	18,416,433	17,373,234	7.72%
Revolver	(3)(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/31/2020	1/31/2025		$1,350,000	1,350,000	1,248,750	0.56%
SP EA Holdings, LLC Preferred Shares, Class A	(4)	Equity					1/31/2020			900,000 shares	900,000	820,000	0.36%
Total											$20,666,433	$19,441,984	8.64%
Empirix Holdings I, Inc.									Billerica, MA
Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	0	0.00%
Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	0	0.00%
Total											$1,317,406	$0	0.00%
Energy Labs Holding Corp.									Houston, TX
Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	790,000	0.35%
Exacta Land Surveyors, LLC	(25)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,841,875	16,567,893	15,999,781	7.11%
Revolver	(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024		$1,500,000	1,500,000	1,425,000	0.63%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity					2/8/2019			1,069,143 shares	1,069,143	590,000	0.26%
Total											$19,137,036	$18,014,781	8.00%
EOS Fitness Holdings, LLC									Phoenix, AZ
Preferred Units	(4)	Equity					12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	390,000	0.17%
Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	0	10,000	0.00%
Total											$0	$400,000	0.17%
Fast Growing Trees, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(12)	First Lien	3M L+7.75%	1.00%	9.20%		2/5/2018	02/05/23	Retail	$19,192,490	18,953,574	18,136,904	8.06%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	750,000	0.33%
Total											$19,953,574	$18,886,904	8.39%
FB Topco, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	10.30%		6/27/2018	4/24/2023	Education	$20,751,213	20,459,599	19,402,384	8.63%
Delayed Draw Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	10.33%		6/27/2018	4/24/2023		$1,137,705	1,137,705	1,063,754	0.47%
Total											$21,597,304	$20,466,138	9.10%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan		First Lien	7.00%		7.00%		6/10/2016	6/10/2021	Consumer Goods: Durable	$14,801,785	14,698,874	7,104,857	3.16%
Furniture Factory Holdings, LLC Term Loan	(6)	Unsecured	11.00%			11.00%	6/10/2016	2/3/2021		$163,423	163,423	0	0.00%
Furniture Factory Ultimate Holding, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	0	0.00%
Total											$14,956,866	$7,104,857	3.16%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)(33)	Second Lien	3M L+10.25%	1.00%	0.00%		1/30/2015	1/20/2022	Education	$5,000,000	4,966,092	3,775,000	1.68%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(35)	Second Lien	3M L+9.00%	1.50%	10.50%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,435,963	4,005,000	1.78%
GS HVAM Intermediate, LLC	(34)								Carlsbad, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$13,224,432	13,101,534	12,364,844	5.50%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2020

(unaudited)

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Revolver	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024		$2,651,515	2,651,515	2,479,167	1.10%
HV GS Acquisition, LP Class A Interests	(4)	Equity					6/29/2018			1,796 shares	1,618,844	1,230,000	0.55%
Total											$17,371,893	$16,074,011	7.15%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(12)(27)	First Lien	3M L+7.00%	1.50%	8.76%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,503,720	4,503,720	2,724,751	1.21%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	0	0.00%
Total											$8,613,244	$2,724,751	1.21%
ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(5)(12)	Second Lien	3M L+9.00%	1.00%	10.45%		1/1/2018	7/1/2024	Finance	$10,000,000	9,854,612	9,600,000	4.27%
ICD Holdings, LLC, Class A Preferred	(4)(5)	Equity					1/1/2018			9,962 shares	496,405	1,000,000	0.44%
Total											$10,351,017	$10,600,000	4.71%
Integrated Oncology Network, LLC	(29)(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$16,595,505	16,305,845	15,682,752	6.97%
Interstate Waste Services, Inc.									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	21,925 shares	946,125	520,000	0.23%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024	Healthcare & Pharmaceuticals	$5,985,000	5,873,558	5,655,825	2.51%
Term Loan	(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024		$11,471,250	11,257,652	10,840,331	4.82%
Total											$17,131,210	$16,496,156	7.33%
Invincible Boat Company, LLC									Opa Locka, FL
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,925,000	5,815,582	5,569,500	2.48%
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$6,418,750	6,231,714	6,033,625	2.68%
Revolver	(28)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$568,182	568,182	534,091	0.24%
Invincible Parent Holdco, LLC Class A Common Units	(4)	Equity					8/28/2019			1,000,000 shares	982,099	640,000	0.28%
Total											$13,597,577	$12,777,216	5.68%
J.R. Watkins, LLC									San Francisco, CA
Term Loan (SBIC)	(2)	First Lien	7%		7.00%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,250,000	12,102,931	9,432,500	4.19%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,133 shares	1,132,576	0	0.00%
Total											$13,235,507	$9,432,500	4.19%
Jurassic Acquisiton Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	6.95%		12/28/2018	11/15/2024	Metals & Mining	$17,281,250	17,069,657	15,812,344	7.03%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.00%	9.54%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,620,426	9,311,250	4.14%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)(21)	Second Lien	12.00%		0.00%	0.00%	9/30/2016	3/30/2022	Consumer Goods: Durable	$9,503,655	9,419,763	475,183	0.21%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2020

(unaudited)

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Lynx FBO Operating, LLC	(31)								Houston, TX
Term Loan	(12)	First Lien	3M L+5.75%	1.50%	7.66%		9/30/2019	9/30/2024	Aerospace & Defense	$13,681,250	13,430,490	12,723,563	5.66%
Revolver	(35)	First Lien	3M L+5.75%	1.50%	7.25%		9/30/2019	9/30/2024		$1,000,000	1,000,000	930,000	0.41%
Lynx FBO Investments, LLC Class A-1 Common Units	(4)	Equity					9/30/2019			3,704 shares	500,040	450,000	0.20%
Total											$14,930,530	$14,103,563	6.27%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+7.50%	0.50%	8.49%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,552,716	4,535,291	4,393,371	1.95%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	50,000	0.02%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	450,000	0.20%
Total											$5,035,291	$4,893,371	2.17%
Mobile Acquisition Holdings, LP									Santa Clara, CA
Class A Common Units	(4)	Equity					11/1/2016		Software	750 units	455,385	1,360,000	0.60%
Munch's Supply, LLC	(20)								New Lenox, IL
Term Loan	(12)	First Lien	3M L+6.25%	1.00%	8.16%		4/11/2019	4/11/2024	Capital Equipment	$7,940,000	7,873,935	7,423,900	3.30%
Cool Supply Holdings, LLC Class A Common Units	(4)	Equity					4/11/2019			500,000 units	498,779	390,000	0.17%
Total											$8,372,714	$7,813,900	3.47%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,917,339	9,800,000	4.36%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	430,000	0.19%
Total											$10,417,339	$10,230,000	4.55%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)								Phoenix, AZ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Services: Business	$5,957,386	5,849,754	5,570,156	2.48%
Term Loan	(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$9,447,116	9,276,435	8,833,053	3.93%
Revolver	(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$881,517	881,517	824,218	0.37%
CGC NH, Inc. Common Units	(4)	Equity					8/30/2019			123 shares	440,758	250,000	0.11%
Total											$16,448,464	$15,477,427	6.89%
NGS US Finco, LLC									Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,871,924	9,150,000	4.07%
NS412, LLC									Dallas, TX
Term Loan	(12)	Second Lien	3M L+8.50%	1.00%	9.95%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,478,731	7,005,800	3.11%
NS Group Holding Company, LLC Class A Common Units	(4)	Equity					5/6/2019			750 shares	750,000	760,000	0.34%
Total											$8,228,731	$7,765,800	3.45%
NuMet Machining Techniques, LLC									Birmingham, UK
Term Loan	(5)(35)	Second Lien	6M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$11,700,000	11,476,188	11,056,500	4.92%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	6M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026		$7,800,000	7,650,792	7,371,000	3.28%
Bromford Holdings, L.P. Class A Membership Units	(4)(5)	Equity					11/5/2019			1,000,000 shares	1,000,000	530,000	0.24%
Total											$20,126,980	$18,957,500	8.44%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2020

(unaudited)

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(12)	First Lien	3M L+6.00%	1.00%	7.45%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$14,806,250	14,581,719	13,843,844	6.16%
Revolver	(12)	First Lien	3M L+6.00%	1.00%	7.45%		11/15/2018	11/15/2023		$500,000	500,000	467,500	0.21%
Functional Aggregator, LLC Common Units	(4)	Equity					11/15/2018			12,500 shares	1,250,000	1,120,000	0.50%
Total											$16,331,719	$15,431,344	6.87%
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common LP Units	(4)	Equity					3/29/2019		Finance	750,000 shares	0	930,000	0.41%
PCS Software, Inc.	(11)								Shenandoah, Tx
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$1,985,000	1,950,226	1,865,900	0.83%
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$15,135,625	14,870,476	14,227,488	6.33%
Delayed Draw Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$1,000,000	1,000,000	940,000	0.42%
PCS Software Holdings, LLC Class A Preferred Units	(4)	Equity					7/1/2019			325,000 shares	325,000	300,000	0.13%
Total											$18,145,702	$17,333,388	7.71%
Pioneer Transformers, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+6.00%	1.50%	7.50%		11/22/2019	8/16/2024	Capital Equipment	$4,975,000	4,893,037	4,751,125	2.11%
Premiere Digital Services, Inc.									Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	8.28%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$9,992,518	9,766,250	9,442,929	4.20%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	8.28%		10/18/2018	10/18/2023		$2,428,772	2,375,451	2,295,190	1.02%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	70,000	0.03%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	450,000	650,000	0.29%
Total											$12,641,701	$12,458,119	5.54%
Price for Profit, LLC									Cleveland, OH
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	7.95%		1/31/2018	1/31/2023	Services: Business	$2,887,657	2,852,142	2,829,904	1.26%
Revolver	(12)	First Lien	3M L+6.50%	1.00%	7.95%		1/31/2018	1/31/2023		$1,500,000	1,500,000	1,470,000	0.65%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	2,760,000	1.23%
Total											$5,102,142	$7,059,904	3.14%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(12)(26)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,888,824	2,337,367	1.04%
Sales Benchmark Index, LLC	(7)(14)								Dallas, TX
Term Loan	(12)	First Lien	3M L+6.00%	1.75%	7.87%		1/7/2020	1/7/2025	Services: Business	$14,424,157	14,147,226	13,414,466	5.96%
SBI Holdings Investments, LLC Class A Preferred Units	(4)	Equity					1/7/2020			66,573 units	665,730	530,000	0.24%
Total											$14,812,956	$13,944,466	6.20%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2021	Finance	$15,500,000	15,500,000	14,725,000	6.55%
Skopos Financial Group, LLC Series A Preferred Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	870,000	0.39%
Total											$16,662,544	$15,595,000	6.94%
Specified Air Solutions, LLC									Buffalo, NY
Class A Common Units	(4)	Equity					6/30/2017		Construction & Building	3,846 shares	0	210,000	0.09%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(12)	First Lien	3M L+6.50%	1.00%	7.95%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,459,094	14,413,076	13,736,140	6.11%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	380,000	0.17%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2020

(unaudited)

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	40,000	0.02%
Total											$14,631,562	$14,156,140	6.30%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	8.83%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,229,487	20,248,469	9.00%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,307,334	6,225,553	2.77%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	380,000	0.17%
Total											$6,807,334	$6,605,553	2.94%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M L+10.75%	0.50%	12.20%		10/21/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,819,855	5,728,125	2.55%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	130,000	0.06%
Total											$6,051,376	$5,858,125	2.61%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015		Finance	441 units	441,000	560,000	0.25%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			125 Units	125,000	160,000	0.07%
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,000	0.00%
Total											$575,000	$730,000	0.32%
Venbrook Buyer, LLC	(17)(19)								Los Angeles, CA
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$13,183,333	12,922,444	12,721,917	5.66%
Term Loan	(35)	First Lien	1M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$150,000	147,032	144,750	0.06%
Venbrook Holdings, LLC Common Units	(4)	Equity					3/13/2020			500,000 shares	500,000	350,000	0.16%
Total											$13,569,476	$13,216,667	5.88%
VRI Ultimate Holdings, LLC									Franklin, OH
Class A Preferred Units	(4)	Equity					5/31/2017		Healthcare & Pharmaceuticals	326,797 shares	500,000	610,000	0.27%
Whisps Acquisiton Corp.									Elgin, IL
Term Loan	(12)	First Lien	3M L+6.00%	1.00%	7.08%		4/26/2019	4/18/2025	Beverage, Food, & Tobacco	$8,875,000	8,725,906	8,564,375	3.81%
Whisps Holding LP Class A Common Units	(4)	Equity					4/18/2019			500,000 shares	500,000	640,000	0.28%
Total											$9,225,906	$9,204,375	4.09%
Wise Parent Company, LLC									Salt Lake City, UT
Membership Units	(4)	Equity					8/27/2018		Beverage, Food, & Tobacco	6 units	41,894	40,000	0.02%

Total Non-controlled, non-affiliated investments											$674,809,012	$609,544,320	271.01%
Net Investments											$674,809,012	$609,544,320	271.01%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(384,625,655)	(171.01)%
NET ASSETS												$224,918,665	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2020

(unaudited)

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $13,639,104 of cash and $219,463,351 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(3)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,350,000, with an interest rate of LIBOR plus 6.00% and a maturity of January 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(4)	Security is non-income producing.
(5)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 89% of the Company’s total assets as of March 31, 2020.

(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,331,461, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of August 8, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(9)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $561,941 of cash and $22,431,931 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(10)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $181,818, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,318,143, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,328,652, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(15)	Investment has been on non-accrual since October 31, 2017.
(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,222,222, with an interest rate of LIBOR plus 6.50% and a maturity of March 13, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(19)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $4,444,444, with an interest rate of LIBOR plus 6.50% and a maturity of March 13, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(20)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,222,222, with an interest rate of LIBOR plus 6.25% and a maturity of April 11, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.
(21)	Investment has been on non-accrual since January 1, 2020.
(22)	This loan is a unitranche investment.
(23)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,662,592, with an interest rate of LIBOR plus 6.50% and a maturity of September 26, 2023. This investment is not accruing an unused commitment fee.
(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(25)	Excluded from the investment is an undrawn delayed draw term commitment in an amount not to exceed $4,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(26)	Investment has been on non-accrual since June 28, 2019.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2020

(unaudited)

(27)	Maturity date is under on-going negotiations with portfolio company and other lenders, if applicable.
(28)

Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $852,273, with an interest rate of LIBOR plus 6.50% and a maturity of August 28, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(29)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $553,517, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(30)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,767,584, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.
(31)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $875,000, with an interest rate of LIBOR plus 5.75% and a maturity of September 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(32)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,763,033, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(33)	Investment has been on non-accrual since January 1, 2020.
(34)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,590,909, with an interest rate of LIBOR plus 5.75% and a maturity of October 2, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.
(35)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

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

(2)
Investments held by the SBIC subsidiaries (as defined in Note 1), which include $8,445,923 of cash and $222,009,613 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for investments held by the SBIC subsidiaries (as defined in Note 1).

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

(9)
Investments held by the SBIC II subsidiary (as defined in Note 1), which include $477,392 of cash and $22,498,836 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

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

(30)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,767,584, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.

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

(33)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,750,000, with an interest rate of LIBOR plus 5.75% and a maturity of March 31, 2020. This investment is not accruing an unused commitment fee.

(34)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,590,909, with an interest rate of LIBOR plus 5.75% and a maturity of October 2, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.

(35)
These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar
See accompanying notes to these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

As of March 31, 2020, the Company had issued a total of 19,474,247 shares and raised $286,536,347 in gross proceeds since Inception, incurring $9,127,228 in offering expenses and sales load fees for net proceeds from offerings of $277,409,119. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

The Company has established wholly owned subsidiaries: SCIC — Consolidated Blocker 1, Inc., SCIC — ICD Blocker 1, Inc., SCIC — Invincible Blocker 1, Inc., SCIC — FBO Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — Venbrook Blocker 1, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

On June 14, 2013, we formed Stellus Capital SBIC, LP (the “SBIC I subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC GP, LLC, a Delaware limited liability company, as wholly owned subsidiaries of the Company. On June 20, 2014, the SBIC subsidiary received a license from the U.S. Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. The SBIC subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

As of both March 31, 2020 and December 31, 2019, the SBIC subsidiary had $75,000,000 in regulatory capital. As of both March 31, 2020 and December 31, 2019, the SBIC II subsidiary had $20,000,000 in regulatory capital.

As of both March 31, 2020 and December 31, 2019, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. As of both March 31, 2020 and December 31, 2019, the SBIC II subsidiary had $11,000,000 of SBA-guaranteed debentures outstanding. See footnote (2) of the Consolidated Schedule of Investments as of March 31, 2020 for additional information regarding the treatment of SBIC investments with respect to the Credit Facility (as defined in Note 9).

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

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2020, our asset coverage ratio was 187%.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (“the Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2020 and March 31, 2019 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019.

COVID-19 Developments

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended March 31, 2020, and subsequent to March 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy and on the Company. The Company has experienced an increase in unrealized depreciation of the Company’s investment portfolio due to decreases in fair value of its investments attributable to the impact of the COVID-19 pandemic on the markets.

The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of the Company’s portfolio investments and the Company’s financial condition.

In accordance with Regulation S-X the Company does not consolidate portfolio company investments.

The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Cash and Cash Equivalents

At March 31, 2020, the Company’s cash balances totaling $173,047 did not exceed FDIC insurance protection levels of $250,000. In addition, at March 31, 2020, the Company held $34,852,199 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after March 31, 2020, by circumstances and events that are not yet known.

COVID-19 may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies may require interest or principal deferrals in order to fulfill short-term liquidity needs in response to COVID-19. The Company is working with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. As of March 31, 2020, no such interest deferrals have been made.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, the 2022 Notes and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statement of Assets and Liabilities.

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

Investments

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Under procedures established by our Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Investments purchased within approximately 90 days of the valuation date will typically be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

A presentation of the interest income we have received from portfolio companies for the quarters ended March 31, 2020 and 2019 is as follows:

	For the three months ended
	March 31,	March 31,
	2020	2019
Loan interest	$13,433,074	$13,026,193
PIK income	537,284	41,841
Fee amortization income(1)	629,718	445,910
Fee income acceleration(2)	249,512	111,455
Total Interest Income	$14,849,588	$13,625,399

(1)	Includes amortization of upfront fees on unfunded commitments.

(2)	Unamortized loan origination fees recognized upon realization.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio specific circumstances as well as other economic factors in determining collectability. As of March 31, 2020, we had four loans on non-accrual status, which represented approximately 5.6% of our loan portfolio at cost and 1.1% at fair value. As of December 31, 2019, we had two loans on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. As of March 31, 2020 and December 31, 2019, $4,504,593 and $3,779,593 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we remove it from non-accrual status.

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

The net depreciation for the three months ended March 31, 2020 resulted primarily from the negative economic impact and the increased uncertainty caused by the COVID-19 pandemic, in addition to approximately $17,150,000 of portfolio company specific depreciation.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Investment Transaction Costs

Costs that are material associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

Receivables and Payables for Unsettled Securities Transaction

The Company records all investments on a trade date basis.

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and operates in a manner so as to qualify annually for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Included in income tax expense for the three months ended March 31, 2020 is an increase of the estimated excise tax accrued relating to the year ended December 31, 2019 of $40,000, as well as a 2020 quarterly estimate of $150,000. Deducted from excise tax expense for the three months ended March 31, 2019 is a reduction of the estimated excise tax accrued relating to the year ended December 31, 2018 of $36,092.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of March 31, 2020 and December 31, 2019, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2020 and 2019 were de minimis.

The Taxable Subsidiaries are direct wholly-owned subsidiaries of the Company that have elected to be taxable entities. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. Federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

For the three months ended March 31, 2020 and 2019, the Company recorded deferred income tax benefit (provision) of $28,959 and ($12,601), respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2020 and December 31, 2019, the Company had a deferred tax liability of $105,754 and $134,713, respectively.

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

Distributable Earnings (Accumulated Undistributed Deficit)

    The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Accumulated net realized loss from investments, net of cumulative dividends of $24,557,535 for both periods	$(4,961,717)	$(6,258,510)
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of provision for taxes of $105,754 and $134,713, respectively	(65,370,447)	(13,894,460)
Accumulated undistributed net investment income	18,208,085	18,587,920
Accumulated undistributed deficit	$(52,124,079)	$(1,565,050)

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2020.

In August 2018, the FASB issued ASU No. 2018-13 — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is part of the disclosure framework project, which primarily focuses on improving the effectiveness of disclosures in the notes to financial statements. The amendments in this update remove, modify, and add certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The update is effective for annual periods beginning after December 31, 2019, and interim periods within those annual periods. Early adoption was permitted and the Company adopted this guidance on January 1, 2019. No material changes were required to the disclosures in the notes to financial statements.

SEC Securities Offering Reform for Closed-End Investment Companies

The SEC recently adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the Accelerated Filer and Large Accelerated Filer definitions in Exchange Act Rule 12b-2 to exclude an issuer that is eligible to be a smaller reporting company and had annual revenues of less than $100 million. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700 million in public float, and (2) investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with Sarbanes-Oxley Act Section 404(b), the auditor attestation on the internal control over financial reporting requirement. The Final Rule became effective as of April 27, 2020.

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

For the three months ended March 31, 2020 and 2019, the Company recorded an expense for base management fees of $2,719,054 and $2,222,645, respectively. As of March 31, 2020 and December 31, 2019, $2,719,054 and $2,695,780, respectively, were payable to Stellus Capital.

The incentive fee has two components, investment income and capital gains, as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any Investment Income Incentive Fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the Catch-up, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such Investment Income Incentive Fee that is attributable to deferred interest until the Company actually receives such interest in cash.

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred $1,339,637 and $1,373,854, respectively, of Investment Income Incentive Fees. As of March 31, 2020 and December 31, 2019, $1,492,113 and $1,618,509, respectively, of such Investment Income Incentive Fees were payable to the Advisor, of which $0 and $1,466,033, respectively, are currently payable (as explained below). As of March 31, 2020 and December 31, 2019, $155,288 and $152,476, respectively, of Investment Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. As of March 31, 2020 and December 31, 2019, $1,336,825 and $0, respectively, of Investment Income Incentive Fees incurred but not paid by the Company were deferred due to the total return requirement.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

U.S. GAAP requires that the Capital Gains Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the Capital Gains Incentive Fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of Capital Gains Incentive Fees in subsequent periods. For the three months ended March 31, 2020 and 2019, the Company incurred (reversed) ($880,913) and $1,161,757, respectively, related to the Capital Gains Incentive Fee. As of March 31, 2020 and December 31, 2019, $0 and $880,913, respectively, of Capital Gains Incentive Fees were payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended March 31,
	2020	2019
Investment income incentive fees incurred	$1,339,637	$1,373,854
Capital gains incentive fee (reversed) incurred	(880,913)	1,161,757
Incentive Fee Expense	$458,724	$2,535,611

	March 31,	December 31,
	2020	2019
Investment Income Incentive Fee Currently Payable	$—	$1,466,033
Investment Income Incentive Fee Deferred	1,492,113	152,476
Capital Gains Incentive Fee Deferred	—	880,913
Incentive Fee Payable	$1,492,113	$2,499,422

Director Fees

For the three months ended March 31, 2020 and 2019, the Company recorded an expense relating to director fees of $132,250 and $104,000, respectively. As of both March 31, 2020 and December 31, 2019, no director fees were payable to the Company’s directors.

Co-Investment Pursuant to SEC Order

On October 23, 2013, the Company received an exemptive order (the “Prior Order”) from the SEC to co-invest with private funds managed by Stellus Capital where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, the Company received a new exemptive order (the “Order”) that supersedes the Prior Order and permits the Company greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company co-invests, subject to the conditions in the Order, with private credit funds managed by Stellus Capital that have an investment strategy that is similar or identical to the Company’s investment strategy, and the Company may co-invest with other BDCs and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital in the future. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

Additionally, pursuant to an exemptive order applicable to all BDCs that was issued by the SEC on April 8, 2020, we may, through December 31, 2020, and subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with the private funds, other BDCs, and registered investment companies covered by the Order (the “Affiliated Funds”), even if such Affiliated Funds have not previously invested in such existing portfolio company. Without this order, these Affiliated Funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both March 31, 2020 and December 31, 2019, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

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

For the three months ended March 31, 2020 and 2019, the Company recorded expenses of $399,599 and $360,144, respectively, relating to the administration agreement. As of March 31, 2020 and December 31, 2019, $399,599 and $372,524, respectively, remained payable to Stellus Capital under the administration agreement.

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

The Company has also entered into indemnification agreements with its directors. The indemnification agreements are intended to provide the Company’s directors the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the ex-dividend date. The Company intends to distribute net realized gains (i.e., net capital gains in excess of net capital losses), if any, at least annually. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Fiscal 2017
January 13, 2017	January 31, 2017	February 15, 2017	$0.1133
January 13, 2017	February 28, 2017	March 15, 2017	$0.1133
January 13, 2017	March 31, 2017	April 14, 2017	$0.1133
April 14, 2017	April 28, 2017	May 15, 2017	$0.1133
April 14, 2017	May 31, 2017	June 15, 2017	$0.1133
April 14, 2017	June 30, 2017	July 14, 2017	$0.1133
July 7, 2017	July 31, 2017	August 15, 2017	$0.1133
July 7, 2017	August 31, 2017	September 15, 2017	$0.1133
July 7, 2017	September 29, 2017	October 13, 2017	$0.1133
October 12, 2017	October 31, 2017	November 15, 2017	$0.1133
October 12, 2017	November 30, 2017	December 15, 2017	$0.1133
October 12, 2017	December 29, 2017	January 12, 2018	$0.1133

Fiscal 2018
January 11, 2018	January 31, 2018	February 15, 2018	$0.1133
January 11, 2018	February 28, 2018	March 15, 2018	$0.1133
January 11, 2018	March 29, 2018	April 13, 2018	$0.1133
April 16, 2018	April 30, 2018	May 15, 2018	$0.1133
April 16, 2018	May 31, 2018	June 15, 2018	$0.1133
April 16, 2018	June 29, 2018	July 13, 2018	$0.1133
July 12, 2018	July 31, 2018	August 15, 2018	$0.1133
July 12, 2018	August 31, 2018	September 14, 2018	$0.1133
July 12, 2018	September 28, 2018	October 15, 2018	$0.1133
October 16, 2018	October 31, 2018	November 15, 2018	$0.1133
October 16, 2018	November 29, 2018	December 14, 2018	$0.1133
October 16, 2018	December 31, 2018	January 15, 2019	$0.1133

Fiscal 2019
January 11, 2019	January 31, 2019	February 15, 2019	$0.1133
January 11, 2019	February 28, 2019	March 15, 2019	$0.1133
January 11, 2019	March 29, 2019	April 15, 2019	$0.1133
April 11, 2019	April 30, 2019	May 15, 2019	$0.1133
April 11, 2019	May 31, 2019	June 14, 2019	$0.1133
April 11, 2019	June 28, 2019	July 15, 2019	$0.1133
July 3, 2019	July 31, 2019	August 15, 2019	$0.1133
July 3, 2019	August 30, 2019	September 13, 2019	$0.1133
July 3, 2019	September 30, 2019	October 15, 2019	$0.1133
October 15, 2019	October 31, 2019	November 15, 2019	$0.1133
October 15, 2019	November 29, 2019	December 13, 2019	$0.1133
October 15, 2019	December, 2019	January 15, 2020	$0.1133

Fiscal 2020
January 10, 2020	January 31, 2020	February 14, 2020	$0.1133
January 10, 2020	February 28, 2020	March 13, 2020	$0.1133
January 10, 2020	March 31, 2020	April 15, 2020	$0.1133
Total			$10.1037

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) pursuant to which a stockholder whose shares are held in his own name will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless it elects to receive distributions in cash. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker of the nominee permits participation in the Company’s DRIP.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 9,910 shares through the DRIP during the three months ended March 31, 2020 and issued 0 shares in connection with the DRIP during the three months ended March 31, 2019.

See Note 12 for discussion about change in timing of distributions.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds (1)(2)	fees	Expenses	Proceeds	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	521,715	44,326,153	14.43
Quarter ended March 31, 2020	342,501	4,930,371	5,681	18,169	4,906,521	14.40
Total	19,474,247	$286,536,346	$7,414,918	$1,712,309	$277,409,119

(1)	Net of partial share transactions. Such share redemptions impacted gross proceeds by $(96), $1,435, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes common shares issued under the DRIP of $135,472 during the three months ended March 31, 2020, $0 for the year ended December 31, 2019, $94,788 during the year ended December 31, 2018, $0 for the years ended 2017, 2016 and 2015, and $398,505, $930,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

The Company issued 332,591 shares during the three months ended March 31, 2020 under the At-the-Market (“ATM”) Program, for gross proceeds of $4,794,995 and underwriting and other expenses of $23,850. The average per share offering price of shares issued in the ATM Program during 2020 was $14.42.

During the three months ending March 31, 2019, the Company issued 2,750,000 shares in a secondary offering. Gross proceeds resulting from the secondary offering totaled $39,682,500 and underwriting and other expenses totaled $1,137,891. The per share offering price for the secondary offering was $14.43.

The Company issued 9,910 and 0 shares, respectively, of common stock through the DRIP for the three months ended March 31, 2020 and 2019, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

NOTE 5 — NET (DECREASE) INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net (decrease) increase in net assets resulting from operations	$(43,939,732)	$10,142,443
Weighted average common shares	19,429,480	16,351,032
Net (decrease) increase in net assets from operations per share	$(2.26)	$0.62

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

At March 31, 2020, the Company had investments in 65 portfolio companies. The total fair value and cost of the investments were $609,544,320 and $674,809,012, respectively. The composition of our investments as of March 31, 2020 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$506,406,161	$472,311,893
Senior Secured – Second Lien	116,431,733	82,885,225
Unsecured Debt	22,314,599	21,277,202
Equity	29,656,519	33,070,000
Total Investments	$674,809,012	$609,544,320

(1) Includes unitranche investments, which account for 12.7% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

At December 31, 2019, the Company had investments in 63 portfolio companies. The total cost and fair value of the investments were $642,707,824 and $628,948,077, respectively. The composition of our investments as of December 31, 2019 was as follows:

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2020 and December 31, 2019, the Company had seventeen of such investments with aggregate unfunded commitments of $34,713,870 and $37,517,784, respectively. The Company maintains sufficient liquidity to fund such unfunded commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2020 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$472,311,893	$472,311,893
Senior Secured – Second Lien	—	—	82,885,225	82,885,225
Unsecured Debt	—	—	21,277,202	21,277,202
Equity	—	—	33,070,000	33,070,000
Total Investments	$—	$—	$609,544,320	$609,544,320

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2019 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$455,169,878	$455,169,878
Senior Secured – Second Lien	—	—	111,961,013	111,961,013
Unsecured Debt	—	—	22,137,186	22,137,186
Equity	—	—	39,680,000	39,680,000
Total Investments	$—	$—	$628,948,077	$628,948,077

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2020 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$455,169,878	$111,961,013	$22,137,186	$39,680,000	$628,948,077
Purchases of investments	59,467,582	—	—	2,065,731	61,533,313
Payment-in-kind interest	—	506,755	30,529	—	537,284
Sales and Redemptions	(14,581,351)	(14,796,326)	—	(2,426,543)	(31,804,220)
Realized Gains	—	—	—	1,296,793	1,296,793
Change in unrealized depreciation included in earnings	(28,156,553)	(14,907,349)	(895,063)	(7,545,981)	(51,504,946)
Amortization of premium and accretion of discount, net	412,337	121,132	4,550	—	538,019
Fair value at end of period	$472,311,893	$82,885,225	$21,277,202	$33,070,000	$609,544,320

There were no Level 3 transfers during the three months ended March 31, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2020:

			% of Total
	Cost	Fair Value	Investments
Texas	$145,905,454	$115,609,601	18.97%
California	93,551,250	88,135,299	14.46%
Illinois	62,631,009	60,984,269	10.00%
Arizona	53,242,570	51,251,840	8.41%
New Jersey	52,494,383	48,703,982	7.99%
Ohio	42,017,022	41,636,029	6.83%
Canada	21,229,487	20,248,469	3.32%
Wisconsin	20,177,636	19,548,625	3.21%
New York	19,861,889	19,279,511	3.16%
United Kingdom	20,126,980	18,957,500	3.11%
South Carolina	19,953,574	18,886,904	3.10%
Tennessee	20,275,590	18,731,924	3.07%
Pennsylvania	17,420,969	16,483,427	2.70%
Maryland	17,069,657	15,812,344	2.59%
Indiana	14,035,711	13,273,170	2.18%
Florida	13,597,577	12,777,216	2.10%
Missouri	10,747,752	10,429,602	1.71%
Arkansas	14,956,866	7,104,857	1.17%
Georgia	575,000	5,150,000	0.84%
North Carolina	4,966,092	3,775,000	0.62%
Puerto Rico	8,613,244	2,724,751	0.45%
Utah	41,894	40,000	0.01%
Massachusetts	1,317,406	-	-%
	$674,809,012	$609,544,320	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2019:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	$134,451,527	$120,672,985	19.19%
California	79,090,474	78,136,331	12.42%
Arizona	52,390,949	53,274,526	8.47%
New Jersey	52,548,769	51,637,750	8.21%
Ohio	48,502,609	50,092,839	7.96%
Illinois	41,869,947	44,406,252	7.06%
Canada	21,201,137	21,217,811	3.37%
New York	19,922,689	20,584,020	3.27%
United Kingdom	20,116,695	20,116,695	3.20%
Wisconsin	19,207,770	19,466,054	3.10%
South Carolina	19,935,337	19,366,716	3.08%
Tennessee	19,854,956	19,260,076	3.06%
Pennsylvania	17,408,508	17,566,213	2.79%
Maryland	17,103,044	17,325,000	2.75%
Indiana	14,064,012	13,997,251	2.23%
Florida	13,663,116	13,820,256	2.20%
Colorado	10,867,843	12,444,250	1.98%
Arkansas	14,920,694	11,989,446	1.91%
Missouri	10,078,235	10,428,223	1.66%
Georgia	575,000	5,250,000	0.83%
North Carolina	4,961,969	4,375,000	0.70%
Puerto Rico	8,613,244	3,490,383	0.55%
Utah	41,894	30,000	0.00%
Massachusetts	1,317,406	-	—%
	$642,707,824	$628,948,077	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2020:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$87,541,748	$89,411,415	14.67%
Healthcare & Pharmaceuticals	89,910,361	81,044,332	13.30%
Aerospace & Defense	55,723,943	52,503,047	8.61%
Beverage, Food, & Tobacco	44,735,271	42,685,136	7.00%
Media: Broadcasting & Subscription	32,308,554	31,507,630	5.17%
Consumer Goods: Durable	48,582,302	30,256,858	4.96%
Finance	27,783,597	27,875,000	4.57%
Education	26,563,396	24,241,138	3.98%
Media: Advertising, Printing & Publishing	22,353,972	20,440,627	3.35%
High Tech Industries	21,229,487	20,248,469	3.32%
Capital Equipment	20,073,085	19,170,578	3.15%
Retail	19,953,574	18,886,904	3.10%
Transportation & Logistics	18,145,702	17,333,388	2.84%
Automotive	17,169,471	16,644,677	2.73%
Metals & Mining	17,069,657	15,812,344	2.59%
Containers, Packaging, & Glass	15,284,599	14,797,500	2.43%
Software	15,814,918	14,251,250	2.34%
Environmental Industries	15,722,695	14,157,891	2.32%
Energy: Oil & Gas	12,634,323	12,292,344	2.02%
Construction & Building	10,417,339	10,440,000	1.71%
Services: Consumer	26,117,555	10,103,167	1.66%
Consumer goods: non-durable	13,235,507	9,432,500	1.55%
Utilities: Oil & Gas	9,871,924	9,150,000	1.50%
Chemicals, Plastics, & Rubber	6,566,032	6,458,125	1.06%
Hotel, Gaming, & Leisure	-	400,000	0.07%
	$674,809,012	$609,544,320	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2019:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Healthcare & Pharmaceuticals	$98,307,360	$94,000,860	14.95%
Services: Business	56,354,433	62,410,845	9.92%
Aerospace & Defense	44,970,957	46,547,324	7.40%
Consumer Goods: Durable	47,933,468	44,158,660	7.02%
Beverage, Food, & Tobacco	42,131,354	42,592,966	6.77%
Media: Broadcasting & Subscription	32,353,301	33,218,991	5.28%
Finance	27,776,880	29,562,500	4.70%
Education	26,594,771	25,661,125	4.08%
Media: Advertising, Printing & Publishing	22,425,972	21,965,124	3.49%
High Tech Industries	21,201,137	21,217,811	3.37%
Capital Equipment	20,093,379	20,237,066	3.22%
Retail	19,935,337	19,366,716	3.08%
Metals & Mining	17,103,044	17,325,000	2.75%
Transportation & Logistics	17,173,599	17,226,294	2.74%
Automotive	17,151,902	17,221,213	2.74%
Software	15,807,191	15,516,250	2.47%
Containers, Packaging, & Glass	14,306,286	14,564,570	2.32%
Environmental Industries	15,256,675	14,410,327	2.29%
Energy: Oil & Gas	12,624,269	13,582,102	2.16%
Services: Consumer	26,075,606	13,345,105	2.12%
Chemicals, Plastics, & Rubber	11,880,825	11,857,228	1.89%
Consumer goods: non-durable	14,973,711	11,770,000	1.87%
Construction & Building	10,408,323	10,750,000	1.71%
Utilities: Oil & Gas	9,868,044	9,900,000	1.57%
Hotel, Gaming, & Leisure	-	540,000	0.09%
	$642,707,824	$628,948,077	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2020:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-0.18% to 12.01% (2.50%)
First lien debt	$472,311,893	Income/Market	Risk free rates	-2.71% to -0.27% (-1.71%)
		approach (2)	Market multiples	6x to 29x (12x)(4)

			HY credit spreads,	0.57% to 10.66% (2.94%)
Second lien debt	$82,885,225	Income/Market	Risk free rates	-2.54% to -0.81% (-1.68%)
		approach (2)	Market multiples	7x to 33x (16x)(4)

			HY credit spreads,	1.62% to 1.70% (1.66%)
Unsecured debt	$21,277,202	Income/Market	Risk free rates	-1.68% to -1.58% (-1.63%)
		approach (2)	Market multiples	1x to 11x (4x)(4)

			Underwriting multiple/
Equity investments	$33,070,000	Market approach (5)	EBITDA Multiple	1x to 24x (11x)
Total Long Term Level 3 Investments	$609,544,320

(1)	Weighted average based on fair value as of March 31, 2020.

(2)	Included but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from 0.57% (57 basis points) to 10.66% (1066 basis points). The average of all changes was 2.94% (294 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

     The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)(3)
First lien debt	$455,169,878	Income/Market(2)	HY credit spreads,	-2.19% to 6.98% (0.57%)
		approach	Risk free rates	-1.48% to 0.52% (-0.68%)
			Market multiples	6x to 29x (12x)(4)(4)

Second lien debt	$111,961,013	Income/Market(2)	HY credit spreads,	-0.69% to 5.94% (1.19%)
		approach	Risk free rates	-1.34% to 0.48% (-0.42%)
			Market multiples	7x to 34x (14x)(4)(4)

Unsecured debt	$22,137,186	Income/Market	HY credit spreads,	-0.39% to 0.00% (-0.35%)
		approach (2)	Risk free rates	-0.45% to -0.42% (-0.43%)
			Market multiples	2x to 20x (4x)(4)(4)

Equity investments	$39,680,000	Market approach (5)	Underwriting	2x to 17x (10x)
Total Long Term Level 3 Investments	$628,948,077		EBITDA Multiple

(1)	Weighted average based on fair value as of December 31, 2019.

(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.19% (-219 basis points) to 6.98% (698 basis points). The average of all changes was 0.57%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

As of March 31, 2020, the Company had $34,713,870 of unfunded commitments to provide debt financing to seventeen existing portfolio companies. As of December 31, 2019, the Company had $37,517,784 of unfunded commitments to provide debt to seventeen existing portfolio companies. As of March 31, 2020, the Company had sufficient liquidity to fund such unfunded loan commitments should the need arise. See Note 12 for detail regarding reductions to these commitments subsequent to March 31, 2020.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	three months	three months
	ended	ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$14.14	$14.09
Net investment income	0.32	0.27
Change in unrealized depreciation	(2.65)	(0.28)
Net realized gain	0.07	0.63
Total from investment operations	$(2.26)	$0.62

Sales Load	—	—
Offering Cost	—	(0.01)
Stockholder distributions from:
Net investment income	(0.34)	(0.34)
Other(6)	0.01	(0.04)
Net asset value at end of period	$11.55	$14.32

Per share market value at end of period	$7.29	$14.15
Total return based on market value(2)	(47.8)%	12.7%
Weighted average shares outstanding	19,429,480	16,351,032

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

	For the		For the
	three months		three months
	ended		ended
	March 31, 2020		March 31, 2019
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$224,918,665		$267,799,244
Weighted Average net assets	$270,069,497		$225,322,276
Annualized ratio of gross operating expenses to net assets(5)	13.39%		17.11%
Annualized ratio of interest expense and other fees to net assets	6.37%		6.61%
Annualized ratio of net investment income to net assets(5)	9.28%		7.79%
Portfolio Turnover(3)	5.14%		4.29%
Notes payable	$48,875,000		$48,875,000
Credit Facility payable	$210,000,000		$76,050,000
SBA Debentures	$161,000,000		$150,000,000
Asset coverage ratio(4)	1.87	x	3.14	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)	Calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.

(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(5)	These ratios include the impact of the benefit (provision) for income taxes related to unrealized gain or loss movements on investments in Taxable Subsidiaries of $28,959 and ($12,601), respectively, for the three months ended March 31, 2020 and March 31, 2019, which are not reflected in net investment income, gross operating expenses or net operating expenses. The impact of the (benefit) provision for income taxes related to unrealized gain or loss on investments to net assets for both the three months ended March 31, 2020 and 2019 is (0.04)% and 0.0%, respectively.

(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the end of the period.

NOTE 9 — CREDIT FACILITY

On November 7, 2012, the Company entered into a revolving credit facility (the “Original Facility”) with various lenders. The Company terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, September 13, 2019 and December 27, 2019 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

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

March 31, 2020

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries and excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum stockholder’s equity. As of March 31, 2020, the Company was in compliance with these covenants.

As of March 31, 2020 and December 31, 2019, $210,000,000 and $161,550,000, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $1,758,299 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2020 and December 31, 2019, $889,389 and $1,039,367 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31,	December 31,
	2020	2019
Credit Facility payable	$210,000,000	$161,550,000
Prepaid loan structure fees	889,389	1,039,367
Credit facility payable, net of prepaid loan structure fees	$209,110,611	$160,510,633

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,	March 31,
	2020	2019
Interest expense	$1,786,470	$1,255,045
Loan fee amortization	142,967	115,177
Commitment fees on unused portion	55,654	100,299
Administration fees	8,702	8,630
Total interest and financing expenses	$1,993,793	$1,479,151

Weighted average interest rate	4.1%	5.1%
Effective interest rate	4.5%	6.0%
Average debt outstanding	$175,812,088	$99,761,111

Cash paid for interest and unused fees	$1,929,892	$1,184,540

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both March 31, 2020 and December 31, 2019, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of both March 31, 2020 and December 31, 2019, the SBIC II subsidiary had $20,000,000 in regulatory capital and $11,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $231,238,770 and $240,109,144 in assets at March 31, 2020 and December 31, 2019, respectively, which accounted for approximately 35.6% and 37.0% of the Company’s total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year U.S. Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September of each applicable year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the SBIC subsidiaries’ aggregate SBA-guaranteed debentures as of March 31, 2020:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 14, 2014	SBIC I	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	SBIC I	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	SBIC I	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	SBIC I	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	SBIC I	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC I	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC I	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC I	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC I	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I	March 1, 2029	2,500,000	3.11%	0.22%
October 17, 2019	SBIC II	March 1, 2030	6,000,000	2.08%	0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%	0.09%
Total SBA-guaranteed debentures			$161,000,000

As of March 31, 2020 and December 31, 2019, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2020 and December 31, 2019, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of March 31, 2020, the Company has incurred $5,605,350 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of March 31, 2020 and December 31, 2019, $3,284,872 and $3,456,147 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	March 31,	December 31,
	2020	2019
SBA debentures payable	$161,000,000	$161,000,000
Prepaid loan fees	3,284,872	3,456,147
SBA Debentures, net of prepaid loan fees	$157,715,128	$157,543,853

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three ended March 31, 2020 and 2019:

	For the three months ended
	March 31,	March 31,
	2020	2019
Interest expense	$1,341,683	$1,262,076
Debenture fee amortization	171,275	149,020
Total interest and financing expenses	$1,512,958	$1,411,096

Weighted average interest rate	3.3%	3.4%
Effective interest rate	3.8%	3.8%
Average debt outstanding	$161,000,000	$150,000,000

Cash paid for interest	$2,659,213	$2,429,886

NOTE 11 — NOTES

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

The Company used all of the net proceeds from this offering to fully redeem the notes issued in a prior public offering and a portion of the amount outstanding under the Original Facility. As of both March 31, 2020 and December 31, 2019, the aggregate carrying amount of the 2022 Notes was approximately $48,875,000 and the fair value of the 2022 Notes was approximately $38,757,875 and $49,715,650, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the 2022 Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, the Company incurred $1,688,961 of fees which are being amortized over the term of the 2022 Notes, of which $817,924 and $900,798 remains to be amortized as of March 31, 2020 and December 31, 2019, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,	March 31,
	2020	2019
Interest expense	$702,578	$702,578
Deferred financing costs	82,874	81,963
Total interest and financing expenses	$785,452	$784,541

Weighted average interest rate	5.8%	5.8%
Effective interest rate	6.4%	6.5%
Average debt outstanding	$48,875,000	$48,875,000
Cash paid for interest	$702,578	$702,578

The following is a summary of the 2022 Notes Payable, net of deferred financing costs:

	March 31,	December 31,
	2020	2019
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	817,924	900,798
Notes payable, net of deferred financing costs	$48,057,076	$47,974,202

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

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On April 1, 2020, the Company invested $900,000 in the revolver of Elliott Aviation, LLC, an existing portfolio company.

On April 1, 2020, the Company invested $1,331,461 in the revolver of Sales Benchmark Index, LLC, an existing portfolio company.

On April 1, 2020, the Company invested $875,000 in the revolver of Lynx FBO Operating, LLC, an existing portfolio company. A subsequent paydown of $750,000 was received on April 22, 2020.

On April 1, 2020, the Company’s investments in Furniture Factory Outlet, LLC and Furniture Factory Holdings, LLC were placed on non-accrual.

On April 2, 2020, the Company’s $1,590,909 commitment in the delayed draw term loan of GS HVAM Intermediate, LLC expired.

On April 2, 2020, the Company’s existing second lien investment of $9,503,655 in KidKraft was terminated in exchange for a $1,500,000 last out term loan and $4,000,000 of preferred equity.

On April 3, 2020, the Company invested $553,517 in the revolver of Integrated Oncology Network, LLC, an existing portfolio company.

On April 10, 2020, the Company invested $711,111 in the delayed draw term loan of Munch’s Supply, LLC, an existing portfolio company.

On April 14, 2020, the Company invested $1,111,111 in the revolver of Venbrook Buyer, LLC, an existing portfolio company.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

On April 24, 2020, the Company’s delayed draw term loan commitment of $4,444,444 for Venbrook Buyer, LLC was amended such that the borrower would not be permitted to borrow the delayed draw term loan before July 15, 2020.

On April 28, 2020, the Company’s delayed draw term loan commitment of $4,000,000 to Exacta Land Surveyors, LLC, was amended to allow the Company, as administrative agent, to have full discretion to fund the delayed draw term loan commitment.

On April 29, 2020, the Company’s $1,662,592 commitment in the delayed draw term loan of BFC Solmetex, LLC was extinguished.

Unfunded Commitments

As of May 8, 2020, the Company had unfunded commitments of $22,728,170, including unfunded delayed draw term loan commitments of $12,051,791 million.

Credit Facility

The outstanding balance under the Credit Facility as of May 8, 2020 was $205,000,000. We are in the process of amending the Credit Facility to extend the revolving period. Subject to final negotiation and agreement among the parties, we expect to have this accomplished within the next few weeks.

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of May 8, 2020 was $161,000,000.

Dividend Declared

On April 20, 2020, the Company announced that it will change its dividend payment schedule from monthly to quarterly beginning with the quarter ended June 30, 2020 to better match the dividend with the timing of income received by the Company. Upon approval by the Board of Directors, the Company will announce the details of a dividend for the second quarter of 2020 at a later date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, related to the current COVID-19 pandemic and otherwise, including statements as to:

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

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2020, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at our 2018 annual meeting of stockholders. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2018. As of March 31, 2020, our asset coverage ratio was 187%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

COVID-19 Developments

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended March 31, 2020, and subsequent to March 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy and on us. We have experienced an increase in unrealized depreciation of our investment portfolio due to decreases in fair value of its investments attributable to the impact of the COVID-19 pandemic on the markets.

The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

Economic outlook

In March, April, and May 2020, the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting several industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies and with respect to our business, financial condition, results of operations, and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

Operations

All partners and employees of Stellus Capital, our advisor, have been operating remotely since March 16, 2020 without disruption to its operations and is prepared to continue working remotely as long as is necessary for the health and safety of all personnel.

Our COVID-19 response

Since the onset of the COVID-19 pandemic, we have been in regular contact with all of its portfolio companies and/or their sponsors to assess among other things their ability to function in the new environment. Discussions have addressed the portfolio companies’ liquidity position, expected covenant compliance, and the health of their workforce and customers.

Financial impact

All borrowers on accrual paid their principal, interest, and fees due during the quarter. We saw an increase in revolver and delayed draw term loan funding requests from our portfolio companies. From the period March 1 through March 31, 2020, we funded $11.7 million (we funded an additional $5.5 million from April 1 through May 8, 2020) of such requests while maintaining sufficient liquidity for remaining unfunded commitments and while maintaining covenant compliance.

We will continue to closely monitor the financial condition of our portfolio companies as all our efforts to fight COVID-19 progress. Historical information may be relatively less significant.

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

As of March 31, 2020, we had $609.5 million (at fair value) invested in 65 portfolio companies. As of March 31, 2020, our portfolio included approximately 78% of first lien debt, 14% of second lien debt, 3% of unsecured debt and 5% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2020 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$506,406,161	$472,311,893
Senior Secured – Second Lien	116,431,733	82,885,225
Unsecured Debt	22,314,599	21,277,202
Equity	29,656,519	33,070,000
Total Investments	$674,809,012	$609,544,320

(1) Includes unitranche investments, which account for 12.7% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2019, we had $628.9 million (at fair value) invested in 63 portfolio companies. As of December 31, 2019, our portfolio included approximately 72% of first lien debt, 18% of second lien debt, 4% of unsecured debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2019 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$461,107,595	$455,169,878
Senior Secured – Second Lien	130,600,172	111,961,013
Unsecured Debt	22,279,519	22,137,186
Equity	28,720,538	39,680,000
Total Investments	$642,707,824	$628,948,077

(1) Includes unitranche investments, which account for 14.4% of our portfolio at December 31, 2019 at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2020 and December 31, 2019, we had unfunded commitments of $34.7 million and $37.5 million, respectively, to provide debt financing for seventeen portfolio companies. As of March 31, 2020, we had sufficient liquidity to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2020:

			% of Total
	Cost	Fair Value	Investments
Texas	$145,905,454	$115,609,601	18.97%
California	93,551,250	88,135,299	14.46%
Illinois	62,631,009	60,984,269	10.00%
Arizona	53,242,570	51,251,840	8.41%
New Jersey	52,494,383	48,703,982	7.99%
Ohio	42,017,022	41,636,029	6.83%
Canada	21,229,487	20,248,469	3.32%
Wisconsin	20,177,636	19,548,625	3.21%
New York	19,861,889	19,279,511	3.16%
United Kingdom	20,126,980	18,957,500	3.11%
South Carolina	19,953,574	18,886,904	3.10%
Tennessee	20,275,590	18,731,924	3.07%
Pennsylvania	17,420,969	16,483,427	2.70%
Maryland	17,069,657	15,812,344	2.59%
Indiana	14,035,711	13,273,170	2.18%
Florida	13,597,577	12,777,216	2.10%
Missouri	10,747,752	10,429,602	1.71%
Arkansas	14,956,866	7,104,857	1.17%
Georgia	575,000	5,150,000	0.84%
North Carolina	4,966,092	3,775,000	0.62%
Puerto Rico	8,613,244	2,724,751	0.45%
Utah	41,894	40,000	0.01%
Massachusetts	1,317,406	-	-%
	$674,809,012	$609,544,320	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2019:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	$134,451,527	$120,672,985	19.19%
California	79,090,474	78,136,331	12.42%
Arizona	52,390,949	53,274,526	8.47%
New Jersey	52,548,769	51,637,750	8.21%
Ohio	48,502,609	50,092,839	7.96%
Illinois	41,869,947	44,406,252	7.06%
Canada	21,201,137	21,217,811	3.37%
New York	19,922,689	20,584,020	3.27%
United Kingdom	20,116,695	20,116,695	3.20%
Wisconsin	19,207,770	19,466,054	3.10%
South Carolina	19,935,337	19,366,716	3.08%
Tennessee	19,854,956	19,260,076	3.06%
Pennsylvania	17,408,508	17,566,213	2.79%
Maryland	17,103,044	17,325,000	2.75%
Indiana	14,064,012	13,997,251	2.23%
Florida	13,663,116	13,820,256	2.20%
Colorado	10,867,843	12,444,250	1.98%
Arkansas	14,920,694	11,989,446	1.91%
Missouri	10,078,235	10,428,223	1.66%
Georgia	575,000	5,250,000	0.83%
North Carolina	4,961,969	4,375,000	0.70%
Puerto Rico	8,613,244	3,490,383	0.55%
Utah	41,894	30,000	0.00%
Massachusetts	1,317,406	-	—%
	$642,707,824	$628,948,077	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2020:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$87,541,748	$89,411,415	14.67%
Healthcare & Pharmaceuticals	89,910,361	81,044,332	13.30%
Aerospace & Defense	55,723,943	52,503,047	8.61%
Beverage, Food, & Tobacco	44,735,271	42,685,136	7.00%
Media: Broadcasting & Subscription	32,308,554	31,507,630	5.17%
Consumer Goods: Durable	48,582,302	30,256,858	4.96%
Finance	27,783,597	27,875,000	4.57%
Education	26,563,396	24,241,138	3.98%
Media: Advertising, Printing & Publishing	22,353,972	20,440,627	3.35%
High Tech Industries	21,229,487	20,248,469	3.32%
Capital Equipment	20,073,085	19,170,578	3.15%
Retail	19,953,574	18,886,904	3.10%
Transportation & Logistics	18,145,702	17,333,388	2.84%
Automotive	17,169,471	16,644,677	2.73%
Metals & Mining	17,069,657	15,812,344	2.59%
Containers, Packaging, & Glass	15,284,599	14,797,500	2.43%
Software	15,814,918	14,251,250	2.34%
Environmental Industries	15,722,695	14,157,891	2.32%
Energy: Oil & Gas	12,634,323	12,292,344	2.02%
Construction & Building	10,417,339	10,440,000	1.71%
Services: Consumer	26,117,555	10,103,167	1.66%
Consumer goods: non-durable	13,235,507	9,432,500	1.55%
Utilities: Oil & Gas	9,871,924	9,150,000	1.50%
Chemicals, Plastics, & Rubber	6,566,032	6,458,125	1.06%
Hotel, Gaming, & Leisure	-	400,000	0.07%
	$674,809,012	$609,544,320	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2019:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Healthcare & Pharmaceuticals	$98,307,360	$94,000,860	14.95%
Services: Business	56,354,433	62,410,845	9.92%
Aerospace & Defense	44,970,957	46,547,324	7.40%
Consumer Goods: Durable	47,933,468	44,158,660	7.02%
Beverage, Food, & Tobacco	42,131,354	42,592,966	6.77%
Media: Broadcasting & Subscription	32,353,301	33,218,991	5.28%
Finance	27,776,880	29,562,500	4.70%
Education	26,594,771	25,661,125	4.08%
Media: Advertising, Printing & Publishing	22,425,972	21,965,124	3.49%
High Tech Industries	21,201,137	21,217,811	3.37%
Capital Equipment	20,093,379	20,237,066	3.22%
Retail	19,935,337	19,366,716	3.08%
Metals & Mining	17,103,044	17,325,000	2.75%
Transportation & Logistics	17,173,599	17,226,294	2.74%
Automotive	17,151,902	17,221,213	2.74%
Software	15,807,191	15,516,250	2.47%
Containers, Packaging, & Glass	14,306,286	14,564,570	2.32%
Environmental Industries	15,256,675	14,410,327	2.29%
Energy: Oil & Gas	12,624,269	13,582,102	2.16%
Services: Consumer	26,075,606	13,345,105	2.12%
Chemicals, Plastics, & Rubber	11,880,825	11,857,228	1.89%
Consumer goods: non-durable	14,973,711	11,770,000	1.87%
Construction & Building	10,408,323	10,750,000	1.71%
Utilities: Oil & Gas	9,868,044	9,900,000	1.57%
Hotel, Gaming, & Leisure	-	540,000	0.09%
	$642,707,824	$628,948,077	100.00%

At March 31, 2020, our average portfolio company investment at amortized cost and fair value was approximately $10.4 million and $9.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $21.6 million and $20.5 million, respectively. At December 31, 2019, our average portfolio company investment at amortized cost and fair value was approximately $10.2 million and $10.0 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.6 million and $21.3 million, respectively.

At March 31, 2020, 95% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 5% bore interest at fixed rates. At December 31, 2019, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 7% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2020 and December 31, 2019 was 8.4% and 9.2%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $35.0 million and $16.1 million, respectively.

Investment Activity

During the three months ended March 31, 2020, we made an aggregate of $61.5 million (net of fees) of investments in three new portfolio company and eleven existing portfolio companies. During the three months ended March 31, 2020, we received an aggregate of $31.8 million in proceeds from repayments of our investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital required by middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

For example, during the quarter ended March 31, 2020, the U.S. loan market exhibited a heightened level of volatility. While U.S. loan prices remained relatively stable throughout February 2020, the increasingly negative sentiment associated with the economic ramifications of the rapid spread of COVID-19 led to a precipitous decline in U.S. loan prices during March 2020. As a result, have not made any investments in new portfolio companies after March 13, 2020.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2020			As of December 31, 2019
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$55.1	9%	9	$70.4	11%	11
2	503.4	83%	44	492.2	78%	41
3	34.6	6%	5	49.3	8%	7
4	13.6	2%	3	12.0	2%	1
5	2.8	—%	5	5.0	1%	4
Total	$609.5	100%	66	$628.9	100%	64

(1) One portfolio company appears in two categories as of both periods

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2020, we had loans to 4 portfolio companies that were on non-accrual status which represented approximately 5.6% of our loan portfolio at cost and 1.1% at fair value. As of December 31, 2019, we had loans to 2 portfolio companies that were on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value.

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

Comparison of the three months ended March 31, 2020 and 2019

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

The following shows the breakdown of investment income for the three months ended March 31, 2020 and 2019 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2020	2019
Interest income(1)	$14.4	$13.6
PIK Interest	0.5	—
Miscellaneous fees(1)	0.4	0.2
Total	$15.3	$13.8

(1) For the three months ended March 31, 2020, we recognized $0.9 million of non-recurring income related to early repayments, amendments to specific loan positions, and the recognition of previously reserved income from a prior period. For the three months ended March 31, 2019, we recognized $0.3 million of non-recurring income related to early repayments and amendments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering expenses;

•	expenses incurred in valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses incurred by Stellus Capital or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2020 and 2019 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2020	2019
Operating Expenses
Management fees	$2.7	$2.2
Valuation Fees	0.1	0.1
Administrative services expenses	0.5	0.4
Income incentive fee expense	1.3	1.4
Capital gain incentive fee expense	(0.9)	1.2
Professional fees	0.4	0.3
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	4.3	3.7
Income tax expense	0.2	0.0
Other general and administrative	0.2	0.0
Total Operating Expenses	$9.0	$9.5

The decrease in operating expenses for the respective periods was primarily due to the reversal of a previously accrued capital gains incentive fee, which results from the decrease in market value on our current portfolio. See Note 2 for further discussion on incentive fees. The decrease was offset by 1) an increase in our management fee, directly related to the growth of our portfolio, 2) increased interest expense due to higher balances on the Credit Facility and SBA-guaranteed debentures outstanding during the period.

Net Investment Income

For the three months ended March 31, 2020, net investment income was $6.2 million, or $0.32 per common share (based on 19,429,480 weighted-average common shares outstanding at March 31, 2020).

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

Repayments of investments and amortization of other investments for the three months ended March 31, 2020 totaled $31.8 million and net realized gain totaled $1.3 million.

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

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended March 31, 2020 and 2019 totaled ($51.5) million and ($4.4) million, respectively.

The net depreciation for the three month period ending March 31, 2020 resulted primarily from the negative economic impact and the increased uncertainty caused by the COVID-19 pandemic, in addition to approximately $17.2 million of portfolio company-specific depreciation. For the three month period ending March 31, 2019, the net change in unrealized depreciation resulted primarily from the accounting reversal relating to certain realized gains offset by appreciation from general tightening of credit spreads.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2020 and 2019, we recognized a benefit (provision) for income tax on unrealized investments of $29.0 thousand and ($12.6) thousand for the Taxable Subsidiaries, respectively. As of March 31, 2020 and December 31, 2019, there was $105.8 thousand and $134.7 thousand of deferred tax liability on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2020, net decrease in net assets resulting from operations totaled ($43.9) million, or ($2.26) per common share (based on 19,429,480 weighted-average common shares outstanding at March 31, 2020).

For the three months ended March 31, 2019, net increase in net assets resulting from operations totaled $10.1 million, or $0.62 per common share (based on 16,351,032 weighted-average common shares outstanding at March 31, 2019).

The decrease in the net increase (decrease) in net assets between the respective periods was due to unrealized depreciation during the three months ended March 31, 2020, primarily from the negative economic impact caused by the COVID-19 pandemic.

Financial condition, liquidity and capital resources

For a detailed discussion of risk factors impacting our liquidity and financial condition, including risks related to the COVID-19 pandemic, see Item 1A, “Risk Factors”.

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $27.9 million for the three months ended March 31, 2020, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the three months ended March 31, 2020 provided cash of $46.8 million due to borrowings under our Credit Facility, offset by repayments on our Credit Facility.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2019 annual stockholders meeting, authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then current net asset value per share in one or more offerings. This approval will expire on the earlier of our 2020 annual stockholder meeting or July 22, 2020, the one-year anniversary of our 2019 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 28, 2018 (at least 200% prior to June 28, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of March 31, 2020 and December 31, 2019, our asset coverage ratio was 187% and 229%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $35.0 million and $16.1 million, respectively.

Credit Facility

On November 7, 2012, we entered into a revolving credit facility (the “Original Facility”) with various lenders. We terminated the Original Facility on October 11, 2017, in conjunction with securing and entering into a new senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, September 13, 2019 and December 27, 2019 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $220.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $250.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

Our obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, and (iii) maintaining a minimum stockholder’s equity. As of March 31, 2020, we were in compliance with these covenants.

As of March 31, 2020 and December 31, 2019, $210.0 million and $161.6 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $1.8 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from the Original Facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2020 and December 31, 2019, $0.9 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2020 and 2019 (in millions):

	For the three months ended
	March 31,	March 31,
	2020	2019
Interest expense	$1.8	$1.3
Loan fee amortization	0.1	0.1
Commitment fees on unused portion and Administration fees	0.1	0.1
Total interest and financing expenses	$2.0	$1.5

Weighted average interest rate	4.1%	5.1%
Effective interest rate	4.5%	6.0%
Average debt outstanding	$175.8	$99.8

Cash paid for interest and unused fees	$1.9	$1.2

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital, as such term is defined by the SBA. As of both March 31, 2020 and December 31, 2019, the SBIC I subsidiary had $75.0 million in regulatory capital and $150.0 million of SBA-guaranteed debentures outstanding.

As of both March 31, 2020 and December 31, 2019, the SBIC II subsidiary had $20.0 million in regulatory capital and $11.0 million of SBA-guaranteed debentures outstanding. See Note 10 for further detail on the SBA-guaranteed debentures outstanding.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiaries held $231.2 million and $240.1 million in assets at March 31, 2020 and December 31, 2019, respectively, which accounted for approximately 35.6% and 37.0% of our total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year U.S. Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September of each applicable year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

As of March 31, 2020 and December 31, 2019, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2020 and December 31, 2019 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of March 31, 2020, we have incurred $5.6 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of March 31, 2020 and December 31, 2019, $3.3 and $3.5 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2020 and 2019 (dollars in millions):

	For the three months ended
	March 31,	March 31,
	2020	2019
Interest expense	$1.3	$1.3
Debenture fee amortization	0.2	0.1
Total interest and financing expenses	$1.5	$1.4

Weighted average interest rate	3.3%	3.4%
Effective interest rate	3.8%	3.8%
Average debt outstanding	$161.0	$150.0

Cash paid for interest	$2.7	$2.4

Notes Offering

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

We used all of the net proceeds from this offering to fully redeem notes issued in a prior public offering and a portion of the amount outstanding under the Original Facility. As of March 31, 2020 and December 31, 2019, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million for both periods and the fair value of the Notes was approximately $38.8 million and $49.7 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $0.8 million and $0.9 million remains to be amortized as of March 31, 2020 and December 31, 2019, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and three months ended March 31, 2020 and 2019 (dollars in millions):

	For the three months ended
	March 31,	March 31,
	2020	2019
Interest expense	$0.7	$0.7
Deferred financing costs	0.1	0.1
Total interest and financing expenses	$0.8	$0.8

Weighted average interest rate	5.8%	5.8
Effective interest rate	6.4%	6.5
Average debt outstanding	$48.9	$48.9
Cash paid for interest	$0.7	$0.7

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2020 and December 31, 2019, our off-balance sheet arrangements consisted of $34.7 million and $37.5 million, respectively, of unfunded commitments to provide debt financing to seventeen of our portfolio companies. As of March 31, 2020, we had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise. See Subsequent Events for detail regarding reductions to these commitments subsequent to March 31, 2020.

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service (the “IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash.

Recently, in recognition of the need for enhanced liquidity during the current period of economic disruption, the IRS has temporarily reduced the minimum required aggregate amount of cash that shareholders may receive in such a distribution from 20% down to 10% percent of the aggregate declared distribution. This temporary modification is effective solely with respect to distributions declared on or after April 1, 2020, and on or before December 31, 2020.

If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these U.S. Treasury regulations or private letter rulings. However, we continue to monitor the Company’s liquidity position and the overall economy and will continue to assess whether it would be in the best interests of the Company and its shareholders to take advantage of the IRS rulings.

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

Subsequent Events

Investment Portfolio

On April 1, 2020, we invested $0.9 million in the revolver of Elliott Aviation, LLC, an existing portfolio company.

On April 1, 2020, we invested $0.9 million in the revolver of Lynx FBO Operating, LLC, an existing portfolio company. A subsequent paydown of $0.8 million was received on April 22, 2020.

On April 1, 2020, we invested $1.3 million in the revolver of Sales Benchmark Index, LLC, an existing portfolio company.

On April 1, 2020, our investments in Furniture Factory Outlet, LLC and Furniture Factory Holdings, LLC were placed on non-accrual.

On April 2, 2020, our $1.6 million commitment in the delayed draw term loan of GS HVAM Intermediate, LLC expired.

On April 2, 2020, our existing second lien investment of $9.5 million in KidKraft was terminated in exchange for a $1.5 million last out term loan and $4.0 million of preferred equity.

On April 3, 2020, we invested $0.6 million in the revolver of Integrated Oncology Network, LLC, an existing portfolio company.

On April 10, 2020, we invested $0.7 million in the delayed draw term loan of Munch’s Supply, LLC, an existing portfolio company.

On April 14, 2020, we invested $1.1 million in the revolver of Venbrook Buyer, LLC, an existing portfolio company.

On April 24, 2020, our delayed draw term loan commitment of $4.4 million for Venbrook Buyer, LLC was amended such that the borrower would not be permitted to borrow the delayed draw term loan before July 15, 2020.

On April 28, 2020, our delayed draw term loan commitment of $4.0 million to Exacta Land Surveyors, LLC, was amended to allow us, as administrative agent, to have full discretion to fund the delayed draw term loan commitment.

On April 29, 2020, our $1.7 million commitment in the delayed draw term loan of BFC Solmetex, LLC was extinguished.

Unfunded Commitments

As of May 8, 2020, we had unfunded commitments of $22.7 million, including unfunded delayed draw term loan commitments of $12.1 million.

Credit Facility

The outstanding balance under the Credit Facility as of May 8, 2020 was $205.0 million. We are in the process of amending the Credit Facility to extend the revolving period. Subject to final negotiation and agreement among the parties, we expect to have this accomplished within the next few weeks.

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of May 8, 2020 was $161.0 million.

Dividend Declared

On April 20, 2020, we announced that we will change our dividend payment schedule from monthly to quarterly beginning with the quarter ended June 30, 2020 to better match the dividend with the timing of income received. Upon approval by the Board, we will announce the details of a dividend for the second quarter of 2020 at a later date.

Director Retirement and Changes to Board Composition

On May 5, 2020, the Board received notice that Paul Keglevic intends to retire from service as a member of the Board, effective May 15, 2020. Further, on May 8, 2020, the Board received notice that Joshua T. Davis intends to resign from service as a member of the Board, effective May 15, 2020 in order for the Company to maintain a Board with a majority of independent directors as required by the 1940 Act. Mr. Keglevic’s retirement and Mr. Davis’s resignation from service as members of the Board are amicable and without conflict, and were not a result of any disagreement on any matter relating to the Company’s operations, policies or practices. Mr. Davis will continue as a partner and co-head of Stellus Capital’s Private Credit strategy and on its investment committee.  As a result of his resignation, Mr. Davis will not stand for reelection at the upcoming annual meeting of stockholders.

In connection with the retirement of Mr. Keglevic and the resignation of Mr. Davis, the Board has determined to reduce its size from 7 directors to 5 directors, effective as of May 15, 2020. As a result, the Board is composed of two interested directors (Robert T. Ladd and Dean D’Angelo), and three independent directors (J. Tim Arnoult, Bruce R. Bilger, and William C. Repko), effective as of May 15, 2020.

In connection with Mr. Keglevic’s retirement, the Board appointed J. Tim Arnoult as chair of the Board’s Audit Committee, effective May 15, 2020. The Board has also designated Mr. Arnoult an “audit committee financial expert,” as that term is defined in Item 407 of Regulation S-K under the Exchange Act. Effective May 15, 2020, the members of the audit committee will be Mr. Arnoult, Bruce R. Bilger and William C. Repko, each of whom meets the independence standards established by the SEC and the New York Stock Exchange (the “NYSE”) for audit committees, and each of whom is independent for purposes of the 1940 Act.

In addition, effective May 15, 2020, Mr. Bilger was appointed chair of the Nominating and Corporate Governance Committee. Effective May 15, 2020, the Board appointed Messrs. Bilger, Arnoult, and Repko, each of whom is independent for purposes of the 1940 Act and the NYSE corporate governance regulations, as the members of the Nominating and Corporate Governance Committee.

COVID-19 Developments

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended March 31, 2020, and subsequent to March 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. economy. We have experienced an increase in unrealized depreciation of the Company’s investment portfolio due to decreases in fair value of investments attributable to the impact of the COVID-19 pandemic on the markets.

The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, we may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and the results of operations and financial condition of our portfolio companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2020 and December 31, 2019, 95% and 93% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of March 31, 2020 and December 31, 2019, the weighted average interest rate floor on our floating rate loans was 1.19% and 0.97%, respectively.

Assuming that the Statement of Assets and Liabilities as of March 31, 2020 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)

Change in Basis Points	Interest Income	Interest Expense	Net Interest Income (1)
Up 200 basis points	$11.3	$(4.2)	$7.1
Up 150 basis points	8.5	(3.2)	5.3
Up 100 basis points	5.7	(2.1)	3.6
Up 50 basis points	2.8	(1.1)	1.7
Down 50 basis points	(1.4)	1.1	(0.3)
Down 100 basis points	(2.1)	2.1	0.0
Down 150 basis points	(2.5)	3.2	0.7
Down 200 basis points	(2.8)	4.2	1.4

(1) Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2020 and 2019, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2019 other than as provided below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Risks Relating to Our Business and Structure

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle-market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks; how long any such outbreak, market disruption or uncertainties may last; the effect any governmental actions will have; and the full potential impact on us, our investment adviser, and our portfolio companies.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. In many instances, the impact will be adverse and profound. For example, middle-market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact: (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis (or at all), which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis (or at all), and (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations of our investment adviser or our portfolio companies (or any of their key personnel or service providers) are compromised, or if necessary or beneficial systems and processes within our investment adviser or our portfolio companies are disrupted.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted to the outbreak by instituting quarantines, “work from home” measures, prohibitions on travel, and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity, and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets, and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, potential future impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets, and result in decisions by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow, and have a material adverse impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

Any public health emergency, including the COVID-19 pandemic and any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty, could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain the financial and economic impact of the public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity, and the extent of the public health emergency’s disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including the potential adverse impact of the public health emergency on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time, and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions by the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a meeting of our stockholders convened on June 27, 2019, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on June 25, 2020.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant changes in the capital markets, such as the recent disruption in economic activity caused by the COVID-19 pandemic, have adversely affected, and may continue to adversely affect, the pace of our investment activity and economic activity generally. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and, as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90.0% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4.0% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we will not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4.0% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our common stock as discussed below under “We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.”

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company issued 9,910 shares of common stock under the distribution reinvestment program (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under the DRIP for the three months ended March 31, 2020 was approximately $135,472. No shares were issued under the DRIP program during the three months ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Director Retirement and Changes to Board Composition

On May 5, 2020, the Board received notice that Paul Keglevic intends to retire from service as a member of the Board, effective May 15, 2020. Further, on May 8, 2020, the Board received notice that Joshua T. Davis intends to resign from service as a member of the Board, effective May 15, 2020 in order for the Company to maintain a Board with a majority of independent directors as required by the 1940 Act. Mr. Keglevic’s retirement and Mr. Davis’s resignation from service as members of the Board are amicable and without conflict, and were not a result of any disagreement on any matter relating to the Company’s operations, policies or practices. Mr. Davis will continue as a partner and co-head of Stellus Capital’s Private Credit strategy and on its investment committee.  As a result of his resignation, Mr. Davis will not stand for reelection at the upcoming annual meeting of stockholders.

In connection with the retirement of Mr. Keglevic and the resignation of Mr. Davis, the Board has determined to reduce its size from 7 directors to 5 directors, effective as of May 15, 2020. As a result, the Board is composed of two interested directors (Robert T. Ladd and Dean D’Angelo), and three independent directors (J. Tim Arnoult, Bruce R. Bilger, and William C. Repko), effective as of May 15, 2020.

In connection with Mr. Keglevic’s retirement, the Board appointed J. Tim Arnoult as chair of the Board’s Audit Committee, effective May 15, 2020. The Board has also designated Mr. Arnoult an “audit committee financial expert,” as that term is defined in Item 407 of Regulation S-K under the Exchange Act. Effective May 15, 2020, the members of the audit committee will be Mr. Arnoult, Bruce R. Bilger and William C. Repko, each of whom meets the independence standards established by the SEC and the New York Stock Exchange (the “NYSE”) for audit committees, and each of whom is independent for purposes of the 1940 Act.

In addition, effective May 15, 2020, Mr. Bilger was appointed chair of the Nominating and Corporate Governance Committee. Effective May 15, 2020, the Board appointed Messrs. Bilger, Arnoult, and Repko, each of whom is independent for purposes of the 1940 Act and the NYSE corporate governance regulations, as the members of the Nominating and Corporate Governance Committee.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).

3.2	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).

4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).

4.3	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, date August 21, 2017, (Incorporated by reference on exhibit (d)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-216138), filed on August 23, 2017).

4.4	Form of Global Note with respect to the 5.75% Note due 2022 (Incorporated by reference to Exhibit 4.4).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2020	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
	Name:	Robert T. Ladd
	Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
	Name:	W. Todd Huskinson
	Title:	Chief Financial Officer

