Form 10-Q
period 2020-06-30
Stellus Capital Investment Corp
filed 2020-07-31
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 30, 2020 was 19,486,003.

STELLUS CAPITAL INVESTMENT CORPORATION

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $667,649,307 and $642,707,824, respectively)	$640,713,831	$628,948,077
Cash and cash equivalents	23,209,941	16,133,315
Receivable for sales and repayments of investments	113,812	123,409
Interest receivable	2,325,856	2,914,710
Other receivables	25,495	25,495
Prepaid expenses	266,843	368,221
Total Assets	$666,655,778	$648,513,227
LIABILITIES
Notes payable	$48,139,950	$47,974,202
Credit facility payable	184,075,319	160,510,633
SBA-guaranteed debentures	157,886,403	157,543,853
Dividends payable	4,871,504	2,167,630
Management fees payable	5,462,248	2,695,780
Income incentive fees payable	1,660,862	1,618,509
Capital gains incentive fees payable	—	880,913
Interest payable	2,167,084	2,322,314
Director fees payable	9,000	—
Unearned revenue	646,000	559,768
Administrative services payable	796,768	413,278
Deferred tax liability	164,664	134,713
Income tax payable	456,000	917,000
Other accrued expenses and liabilities	366,668	203,461
Total Liabilities	$406,702,470	$377,942,054
Commitments and contingencies (Note 7)
Net Assets	$259,953,308	$270,571,173
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,486,003 and 19,131,746 issued and outstanding, respectively)	$19,486	$19,132
Paid-in capital	277,116,729	272,117,091
Accumulated undistributed deficit	(17,182,907)	(1,565,050)
Net Assets	$259,953,308	$270,571,173
Total Liabilities and Net Assets	$666,655,778	$648,513,227
Net Asset Value Per Share	$13.34	$14.14

STELLUS CAPITAL INVESTMENT CORPORATION

 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three	three	six	six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income	$13,635,480	$13,605,861	$28,485,068	$27,231,260
Other income	205,798	564,394	617,255	773,924
Total Investment Income	$13,841,278	$14,170,255	$29,102,323	$28,005,184
OPERATING EXPENSES
Management fees	$2,743,195	$2,304,362	$5,462,249	$4,527,007
Valuation fees	19,001	21,628	128,834	128,950
Administrative services expenses	436,594	415,506	903,529	820,905
Income incentive fees	168,749	1,382,814	1,508,386	2,756,668
Capital gains incentive (reversal) fees	-	115,856	(880,913)	1,277,613
Professional fees	150,514	329,541	537,228	673,881
Directors' fees	110,566	113,000	242,816	217,000
Insurance expense	93,071	86,649	186,142	172,346
Interest expense and other fees	4,092,594	3,359,270	8,384,798	7,034,057
Income tax expense	289,000	342,384	485,795	355,128
Other general and administrative expenses	302,379	283,845	468,382	292,570
Total Operating Expenses	$8,405,663	$8,754,855	$17,427,246	$18,256,125
Net Investment Income	$5,435,615	$5,415,400	$11,675,077	$9,749,059
Net realized (loss) gain on non-controlled, non-affiliated investments	$(3,893,249)	$2,696,138	$(2,596,456)	$12,942,236
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	$38,329,217	$(2,089,555)	$(13,175,729)	$(6,514,269)
Provision for taxes on net unrealized gain on investments	$(58,909)	$(27,300)	$(29,950)	$(39,901)
Net Increase (Decrease) in Net Assets Resulting from Operations	$39,812,674	$5,994,683	$(4,127,058)	$16,137,125
Net Investment Income Per Share	$0.28	$0.29	$0.60	$0.55
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share	$2.04	$0.32	$(0.21)	$0.92
Weighted Average Shares of Common Stock Outstanding	19,484,217	18,883,745	19,456,849	17,624,385
Distributions Per Share	$0.25	$0.34	$0.59	$0.68

STELLUS CAPITAL INVESTMENT CORPORATION

 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the	For the	For the
	three	three	six	six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$5,435,615	$5,415,400	$11,675,077	$9,749,059
Net realized (loss) gain on non-controlled, non-affiliated investments	(3,893,249)	2,696,138	(2,596,456)	12,942,236
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	38,329,217	(2,089,556)	(13,175,729)	(6,514,269)
Provision for taxes on unrealized appreciation on investments	(58,909)	(27,300)	(29,950)	(39,901)
Net Increase (Decrease) in Net Assets Resulting from Operations	$39,812,674	$5,994,682	$(4,127,058)	$16,137,125
Stockholder Distributions From:
Net investment income	$(4,871,501)	$(6,426,108)	$(11,490,798)	$(12,160,358)
Total Distributions	$(4,871,501)	$(6,426,108)	$(11,490,798)	$(12,160,358)
Capital Share Transactions
Issuance of common stock	$93,470	$2,917,010	$5,023,937	$42,599,510
Sales load	—	(68,731)	(5,681)	(1,003,731)
Offering costs	—	(90,181)	(18,169)	(293,072)
Partial share transactions	—	(253)	(96)	1,182
Net Increase in Net Assets Resulting From Capital Share Transactions	$93,470	$2,757,845	$4,999,991	$41,303,888
Total Increase (Decrease) in Net Assets	$35,034,643	$2,326,419	$(10,617,865)	$45,280,655
Net Assets at Beginning of Period	$224,918,665	$267,799,244	$270,571,173	$224,845,007
Net Assets at End of Period	$259,953,308	$270,125,663	$259,953,308	$270,125,663

STELLUS CAPITAL INVESTMENT CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	six	six
	months ended	months ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(4,127,058)	$16,137,125
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(68,247,468)	(78,149,872)
Proceeds from sales and repayments of investments	42,341,340	58,832,731
Net change in unrealized depreciation on investments	13,175,729	6,514,269
Increase in investments due to PIK	(552,245)	(65,356)
Amortization of premium and accretion of discount, net	(1,069,969)	(817,309)
Deferred tax provision	29,951	39,901
Amortization of loan structure fees	318,039	248,990
Amortization of deferred financing costs	165,748	164,837
Amortization of loan fees on SBA-guaranteed debentures	342,550	299,694
Net realized loss (gain) on investments	2,596,456	(12,942,236)
Changes in other assets and liabilities
Decrease in interest receivable	588,854	347,607
Decrease in other receivable	—	59,751
Decrease in prepaid expenses	101,378	122,506
Increase (decrease) in management fees payable	2,766,468	(379,613)
Increase (decrease) in incentive fees payable	42,353	(318,368)
(Decrease) increase in capital gains incentive fees payable	(880,913)	1,277,613
Increase in administrative services payable	383,490	71,943
(Decrease) increase in interest payable	(155,230)	292,638
Increase in director fees payable	9,000	—
Increase (decrease) in unearned revenue	86,232	(82,649)
(Decrease) increase in income tax payable	(461,000)	63,908
Increase in other accrued expenses and liabilities	163,207	342,876
Net Cash Used in Operating Activities	$(12,383,088)	$(7,939,014)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$4,794,994	$42,599,510
Sales load for common stock issued	(5,681)	(1,003,731)
Offering costs paid for common stock	(18,169)	(330,909)
Stockholder distributions paid	(8,557,981)	(11,825,880)
Borrowings under Credit Facility	86,450,000	78,750,000
Repayments of Credit Facility	(63,000,000)	(99,500,000)
Financing costs paid on Credit facility	(203,353)	—
Partial share transactions	(96)	1,181
Net Cash Provided by Financing Activities	$19,459,714	$8,690,171
Net Increase in Cash and Cash Equivalents	$7,076,626	$751,157
Cash and cash equivalents balance at beginning of period	16,133,315	17,467,146
Cash and Cash Equivalents Balance at End of Period	$23,209,941	$18,218,303
Supplemental and Non-Cash Activities
Cash paid for interest expense	$7,713,693	$6,027,898
Excise tax paid	940,000	280,000
Shares issued pursuant to Dividend Reinvestment Plan	228,943	—
Increase in dividends payable	2,703,874	334,478
Increase in deferred offering costs	—	37,837

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Adams Publishing Group, LLC									Greenville, TN
Term Loan	(35)	First Lien	1M L+7.50%	1.75%	9.25%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$5,365,080	5,329,660	5,284,603	2.03%
Delayed Draw Term Loan	(35)	First Lien	1M L+7.50%	1.75%	9.25%		8/3/2018	6/30/2023		$171,914	171,914	169,335	0.07%
Total											$5,501,574	$5,453,938	2.10%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.00%	6.75%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$13,404,736	13,214,599	13,404,736	5.16%
Revolver	(8)(35)	First Lien	3M L+5.75%	1.00%	6.75%		8/8/2018	8/8/2023		$1,000,000	1,000,000	1,000,000	0.38%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	320,000	0.12%
Total											$14,464,599	$14,724,736	5.66%
APE Holdings, LLC									Deer Park, TX
Class A Common Units	(4)	Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000 units	375,000	140,000	0.05%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					1/26/2016		Services: Business	254,250 units	0	1,400,000	0.54%
Stratose Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	0	4,140,000	1.59%
Total											$0	$5,540,000	2.13%
ASC Communications, LLC									Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.25%	1.00%	6.25%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$4,320,988	4,301,279	4,212,963	1.62%
Term Loan	(35)	First Lien	1M L+5.25%	1.00%	6.25%		2/4/2019	6/29/2023		$7,345,679	7,280,065	7,162,037	2.76%
Revolver	(35)	First Lien	1M L+5.25%	1.00%	6.25%		6/29/2017	6/29/2022		$666,667	666,667	650,000	0.25%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	88,797	560,000	0.22%
Total											$12,336,808	$12,585,000	4.85%
BFC Solmetex, LLC									Nashville, TN
Revolver	(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023	Environmental Industries	$2,139,364	2,139,364	1,818,460	0.70%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023		$11,533,710	11,426,264	9,803,654	3.77%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023		$1,199,267	1,188,094	1,019,377	0.39%
Total											$14,753,722	$12,641,491	4.86%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	8.61%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,443,263	16,528,846	6.36%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	6/30/2020		$358,802	358,802	355,214	0.14%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,090,000	0.42%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	1,020,000	0.39%
Total											$18,739,326	$18,994,060	7.31%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Café Valley, Inc.									Phoenix, AZ
Term Loan	(35)	First Lien	3M L+6.00%	1.25%	7.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$17,486,905	17,186,508	17,224,600	6.63%
CF Topco LLC, Common Units	(4)	Equity					8/28/2019			8,810 shares	880,952	810,000	0.31%
Total											$18,067,460	$18,034,600	6.94%
C.A.R.S. Protection Plus, Inc.									Murrysville, PA
Term Loan	(35)	First Lien	1M L+8.50%	0.50%	9.00%		12/31/2015	12/31/2020	Automotive	$94,003	93,773	94,003	0.04%
Term Loan (SBIC)	(2)(35)	First Lien	1M L+8.50%	0.50%	9.00%		12/31/2015	12/31/2020		$7,332,210	7,314,231	7,332,210	2.82%
CPP Holdings LLC Class A Common Units	(4)	Equity					12/31/2015			149,828 shares	149,828	190,000	0.07%
Total											$7,557,832	$7,616,213	2.93%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	195,036	20,000	0.01%
Condor Borrower, LLC									Clifton, NJ
Term Loan	(12)	Second Lien	3M L+8.75%	1.00%	10.53%		10/27/2017	4/27/2025	Software	$13,750,000	13,550,051	13,406,250	5.16%
Condor Top Holdco Limited Convertible Preferred Shares	(4)	Equity					10/27/2017			500,000 shares	442,197	420,000	0.16%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity					10/27/2017			500,000 shares	57,804	50,000	0.02%
Total											$14,050,052	$13,876,250	5.34%
Convergence Technologies, Inc.									Indianpolis, IN
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024	Services: Business	$7,017,857	6,912,955	7,017,857	2.70%
Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		2/28/2019	8/30/2024		$1,410,714	1,388,158	1,410,714	0.54%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024		$5,276,786	5,276,786	5,276,786	2.03%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			4,275 units	429,614	230,000	0.09%
Total											$14,007,513	$13,935,357	5.36%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan	(35)	First Lien	3M L+5.50%	1.00%	6.50%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$16,087,500	15,829,884	15,846,188	6.10%
Health Monitor Holdings, LLC Seires A Preferred Units	(4)	Equity					5/15/2019			1,000,000 shares	1,000,000	690,000	0.27%
Total											$16,829,884	$16,536,188	6.37%
Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	680,000	0.26%
DRS Holdings III, Inc.									St. Louis, MO
Term Loan	(35)	First Lien	3M L+5.75%	1.00%	6.75%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,950,000	9,859,472	9,950,000	3.83%
Revolver	(10)(35)	First Lien	1M L+5.75%	1.00%	6.75%		11/1/2019	11/1/2025		$363,636	363,636	363,636	0.14%
Total											$10,223,108	$10,313,636	3.97%

DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(35)	First Lien	3M L+7.50%	1.50%	9.00%		4/13/2018	4/13/2023	Energy: Oil & Gas	$10,991,941	10,856,548	10,662,183	4.10%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	466,204	420,000	0.16%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	723,684	660,000	0.25%
Total											$12,046,436	$11,742,183	4.51%
Elliott Aviation, LLC									Moline, IL
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/31/2020	1/31/2025	Aerospace & Defense	$18,663,750	18,316,067	18,570,431	7.14%
Revolver	(3)(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/31/2020	1/31/2025		$450,000	450,000	447,750	0.17%
SP EA Holdings, LLC Preferred Shares, Class A	(4)	Equity					1/31/2020			900,000 shares	900,000	1,020,000	0.39%
Total											$19,666,067	$20,038,181	7.70%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Empirix Holdings I, Inc.									Billerica, MA
Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	1,000,000	0.38%
Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	10,000	0.00%
Total											$1,317,406	$1,010,000	0.38%
Energy Labs Holding Corp.									Houston, TX
Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	1,010,000	0.39%
Exacta Land Surveyors, LLC	(25)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,799,375	16,541,165	16,715,378	6.43%
Revolver	(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024		$1,500,000	1,500,000	1,492,500	0.57%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity					2/8/2019			1,069,143 shares	1,069,143	930,000	0.36%
Total											$19,110,308	$19,137,878	7.36%
EOS Fitness Holdings, LLC									Phoenix, AZ
Preferred Units	(4)	Equity					12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	280,000	0.11%
Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	0	10,000	0.00%
Total											$0	$290,000	0.11%
Fast Growing Trees, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(35)	First Lien	3M L+7.75%	1.00%	8.75%		2/5/2018	02/05/23	Retail	$19,192,490	18,972,237	19,192,490	7.38%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	2,240,000	0.86%
Total											$19,972,237	$21,432,490	8.24%
FB Topco, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	9.52%		6/27/2018	4/24/2023	Education	$20,698,545	20,427,460	20,181,081	7.76%
Delayed Draw Term Loan	(13)(22)	First Lien	3M L+6.35%	1.00%	9.55%		6/27/2018	4/24/2023		$1,134,832	1,134,832	1,106,461	0.43%
Total											$21,562,292	$21,287,542	8.19%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(23)	First Lien	7.00%		0.00%		6/10/2016	6/10/2021	Consumer Goods: Durable	$13,286,875	13,211,685	4,384,669	1.69%
Furniture Factory Holdings, LLC Term Loan	(6)(29)	Unsecured	11.00%			0.00%	6/10/2016	2/3/2021		$163,423	163,423	0	0.00%
Furniture Factory Ultimate Holding, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	0	0.00%
Total											$13,469,677	$4,384,669	1.69%
GK Holdings, Inc.									Cary, NC
Term Loan	(12)(33)	Second Lien	3M L+10.25%	1.00%	0.00%		1/30/2015	1/20/2022	Education	$5,000,000	4,970,328	3,650,000	1.40%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(35)	Second Lien	3M L+9.00%	1.50%	10.50%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,439,769	3,735,000	1.44%
GS HVAM Intermediate, LLC									Carlsbad, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$13,191,288	13,074,424	13,191,288	5.07%
Revolver	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024		$2,651,515	2,651,515	2,651,515	1.02%
HV GS Acquisition, LP Class A Interests	(4)	Equity					6/29/2018			1,796 shares	1,618,844	1,620,000	0.62%
Total											$17,344,783	$17,462,803	6.71%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(27)(35)	First Lien	3M L+7.00%	1.50%	8.50%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,503,720	4,503,720	2,589,639	1.00%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	0	0.00%
Total											$8,613,244	$2,589,639	1.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
ICD Intermediate Holdco 2, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(5)(35)	Second Lien	3M L+9.00%	1.00%	10.00%		1/1/2018	7/1/2024	Finance	$10,000,000	9,861,505	10,000,000	3.85%
ICD Holdings, LLC, Class A Preferred	(4)(5)	Equity					1/1/2018			9,962 shares	486,943	1,210,000	0.47%
Total											$10,348,448	$11,210,000	4.32%
Integrated Oncology Network, LLC	(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$16,553,808	16,279,456	16,553,808	6.37%
Revolver	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024		$553,517	553,517	553,517	0.21%
Total											$16,832,973	$17,107,325	6.58%
Interstate Waste Services, Inc.									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	21,925 shares	946,125	380,000	0.15%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024	Healthcare & Pharmaceuticals	$5,970,000	5,863,912	5,880,450	2.26%
Term Loan	(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024		$11,442,500	11,239,164	11,270,863	4.34%
Total											$17,103,076	$17,151,313	6.60%
Invincible Boat Company, LLC									Opa Locka, FL
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,887,500	5,782,780	5,887,500	2.26%
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$6,378,125	6,199,072	6,378,125	2.45%
Revolver	(28)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$284,091	284,091	284,091	0.11%
Invincible Parent Holdco, LLC Class A Common Units	(4)	Equity					8/28/2019			1,000,000 shares	978,900	1,010,000	0.39%
Total											$13,244,843	$13,559,716	5.21%
J.R. Watkins, LLC									San Francisco, CA
Term Loan (SBIC)	(2)	First Lien	7.00%		7.00%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,250,000	12,114,971	10,535,000	4.05%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,133 shares	1,132,576	0	0.00%
Total											$13,247,547	$10,535,000	4.05%
Jurassic Acquisiton Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	5.81%		12/28/2018	11/15/2024	Metals & Mining	$17,237,500	17,036,363	16,978,938	6.53%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.00%	9.04%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,629,664	9,652,500	3.71%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)(13)(21)(22)	First Lien	3M L+6.00%		0.00%	0.00%	9/30/2016	8/15/2022	Consumer Goods: Durable	$1,500,000	1,500,000	67,500	0.03%
KidKraft Group Holdings, LLC Preferred B Units	(4)	Equity					4/3/2020			4,000,000 shares	4,000,000	190,000	0.07%
Total											$5,500,000	$257,500	0.10%
Lynx FBO Operating, LLC	(31)								Houston, TX
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		9/30/2019	9/30/2024	Aerospace & Defense	$13,646,875	13,408,051	13,646,875	5.25%
Lynx FBO Investments, LLC Class A-1 Common Units	(4)	Equity					9/30/2019			3,704 shares	500,040	510,000	0.20%
Total											$13,908,091	$14,156,875	5.45%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(12)	First Lien	1M L+7.50%	0.50%	8.50%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,523,888	4,509,012	4,501,269	1.73%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	50,000	0.02%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	470,000	0.18%
Total											$5,009,012	$5,021,269	1.93%
Mobile Acquisition Holdings, LP									Santa Clara, CA
Class A Common Units	(4)	Equity					11/1/2016		Software	750 units	455,385	1,560,000	0.60%
Munch's Supply, LLC									New Lenox, IL
Term Loan	(35)	First Lien	3M L+6.25%	1.00%	7.25%		4/11/2019	4/11/2024	Capital Equipment	$7,920,000	7,857,585	7,840,800	3.02%
Delayed Draw Term Loan	(20)(35)	First Lien	3M L+6.25%	1.00%	7.25%		4/11/2019	4/11/2024		$711,111	700,444	704,000	0.27%
Cool Supply Holdings, LLC Class A Common Units	(4)	Equity					4/11/2019			500,000 units	496,362	440,000	0.17%
Total											$9,054,391	$8,984,800	3.46%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,926,628	10,000,000	3.85%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	570,000	0.22%
Total											$10,426,628	$10,570,000	4.07%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)(34)								Phoenix, AZ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Services: Business	$5,936,080	5,833,920	5,936,080	2.28%
Term Loan	(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$9,413,328	9,251,326	9,413,328	3.62%
Revolver	(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$881,517	881,517	881,517	0.34%
CGC NH, Inc. Common Units	(4)	Equity					8/30/2019			123 shares	440,758	430,000	0.17%
Total											$16,407,521	$16,660,925	6.41%
NGS US Finco, LLC									Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,875,900	9,800,000	3.77%
NS412, LLC									Dallas, TX
Term Loan	(35)	Second Lien	3M L+8.50%	1.00%	9.50%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,483,360	7,500,775	2.89%
NS Group Holding Company, LLC Class A Common Units	(4)	Equity					5/6/2019			750 shares	750,000	740,000	0.28%
Total											$8,233,360	$8,240,775	3.17%
NuMet Machining Techniques, LLC									Birmingham, UK
Term Loan	(5)(35)	Second Lien	3M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$11,700,000	11,482,537	11,524,500	4.43%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	3M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026		$7,800,000	7,655,025	7,683,000	2.96%
Bromford Holdings, L.P. Class A Membership Units	(4)(5)	Equity					11/5/2019			1,000,000 shares	1,000,000	450,000	0.17%
Total											$20,137,562	$19,657,500	7.56%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$14,347,951	14,143,392	14,204,471	5.46%
Functional Aggregator, LLC Common Units	(4)	Equity					11/15/2018			12,500 shares	1,250,000	1,200,000	0.46%
Total											$15,393,392	$15,404,471	5.92%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common LP Units	(4)	Equity					3/29/2019		Finance	750,000 shares	0	1,250,000	0.48%
PCS Software, Inc.	(11)								Shenandoah, Tx
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$1,980,000	1,947,016	1,980,000	0.76%
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$15,097,500	14,845,997	15,097,500	5.81%
Delayed Draw Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$1,000,000	1,000,000	1,000,000	0.38%
PCS Software Holdings, LLC Class A Preferred Units	(4)	Equity					7/1/2019			325,000 shares	325,000	330,000	0.13%
Total											$18,118,013	$18,407,500	7.08%
Pioneer Transformers, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+6.00%	1.50%	7.50%		11/22/2019	8/16/2024	Capital Equipment	$4,962,500	4,884,451	4,962,500	1.91%
Premiere Digital Services, Inc.									Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	8.26%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$9,992,518	9,779,570	9,992,518	3.84%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	8.26%		10/18/2018	10/18/2023		$2,428,772	2,378,587	2,428,772	0.93%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	110,000	0.04%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	450,000	950,000	0.37%
Total											$12,658,157	$13,481,290	5.18%
Price for Profit, LLC	(17)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		1/31/2018	1/31/2023	Services: Business	$2,887,657	2,854,964	2,887,657	1.11%
I2P Holdings, LLC, Series A Preferred	(4)	Equity					1/31/2018			750,000 shares	750,000	2,950,000	1.13%
Total											$3,604,964	$5,837,657	2.24%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(35)(26)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,927,168	2,876,760	1.11%
Sales Benchmark Index, LLC	(14)								Dallas, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$14,388,097	14,123,621	14,388,097	5.53%
Revolver	(7)(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/7/2020	1/7/2025		$887,640	887,640	887,640	0.34%
SBI Holdings Investments, LLC Class A Preferred Units	(4)	Equity					1/7/2020			66,573 units	665,730	790,000	0.30%
Total											$15,676,991	$16,065,737	6.17%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2021	Finance	$15,500,000	15,500,000	14,492,500	5.58%
Skopos Financial Group, LLC Series A Preferred Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	560,000	0.22%
Total											$16,662,544	$15,052,500	5.80%
Specified Air Solutions, LLC									Buffalo, NY
Class A Common Units	(4)	Equity					6/30/2017		Construction & Building	3,846 shares	0	150,000	0.06%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,420,594	14,378,485	14,348,491	5.52%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	610,000	0.23%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	70,000	0.03%
Total											$14,596,971	$15,028,491	5.78%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	8.33%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,258,513	21,110,106	8.12%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,312,022	6,385,182	2.46%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	670,000	0.26%
Total											$6,812,022	$7,055,182	2.72%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+10.75%	0.50%	11.25%		10/21/2016	4/21/2022	Chemicals, Plastics, & Rubber	$5,875,000	5,825,508	5,728,125	2.20%
TFH Reliability Group, LLC Class A-1 Units	(4)	Equity					6/29/2020			27,129 shares	21,511	10,000	0.00%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	150,000	0.06%
Total											$6,078,540	$5,888,125	2.26%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015		Finance	441 units	441,000	670,000	0.26%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			125 units	125,000	190,000	0.07%
USASF Blocker IV, LLC Units	(4)(5)	Equity					5/27/2020			110 units	110,000	170,000	0.07%
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,000	0.00%
Total											$685,000	$1,040,000	0.40%
Venbrook Buyer, LLC	(19)								Los Angeles, CA
Term Loan (SBIC)	(2)(35)	First Lien	6M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$13,150,375	12,898,568	13,150,375	5.06%
Term Loan	(35)	First Lien	6M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$149,625	146,760	149,625	0.06%
Revolver	(35)	First Lien	6M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$2,222,222	2,222,222	2,222,222	0.85%
Venbrook Holdings, LLC Common Units	(4)	Equity					3/13/2020			500,000 shares	500,000	520,000	0.20%
Total											$15,767,550	$16,042,222	6.17%
VRI Ultimate Holdings, LLC									Franklin, OH
Class A Preferred Units	(4)	Equity					5/31/2017		Healthcare & Pharmaceuticals	326,797 shares	500,000	810,000	0.31%
Whisps Acquisiton Corp.									Elgin, IL
Term Loan	(12)	First Lien	6M L+6.00%	1.00%	7.08%		4/26/2019	4/18/2025	Beverage, Food, & Tobacco	$8,875,000	8,733,949	8,875,000	3.41%
Whisps Holding LP Class A Common Units	(4)	Equity					4/18/2019			500,000 shares	500,000	800,000	0.31%
Total											$9,233,949	$9,675,000	3.72%
Wise Parent Company, LLC									Salt Lake City, UT
Membership Units	(4)	Equity					8/27/2018		Beverage, Food, & Tobacco	6 units	41,894	230,000	0.09%

Total Non-controlled, non-affiliated investments											$667,649,307	$640,713,831	246.47%
Net Investments											$667,649,307	$640,713,831	246.47%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(380,760,523)	(146.47)%
NET ASSETS												$259,953,308	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2020

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $19,211,784 of cash and $218,650,330 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(3)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,250,000, with an interest rate of LIBOR plus 6.00% and a maturity of January 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(4)	Security is non-income producing.
(5)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 89% of the Company’s total assets as of June 30, 2020.

(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $443,820, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of August 8, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(9)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $362,748 of cash and $22,365,063 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(10)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $545,455, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)

Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,318,143, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,328,652, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(15)	Investment has been on non-accrual since October 31, 2017.
(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an interest rate of LIBOR plus 6.50% and a maturity of January, 31, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(19)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $4,444,444, with an interest rate of LIBOR plus 6.50% and a maturity of March 13, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(20)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,511,111, with an interest rate of LIBOR plus 6.25% and a maturity of April 11, 2024. This investment is accruing an unused commitment fee of 1.00% per annum
(21)	Investment has been on non-accrual since January 1, 2020.
(22)	This loan is a unitranche investment.
(23)	Investment has been on non-accrual since April 1, 2020.
(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(25)	Excluded from the investment is an undrawn delayed draw term commitment in an amount not to exceed $4,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. The Company has full discretion to fund the delayed draw term loan commitment..
(26)	Investment has been on non-accrual since June 28, 2019.

(27)	Maturity date is under on-going negotiations with portfolio company and other lenders.
(28)

Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,136,364, with an interest rate of LIBOR plus 6.50% and a maturity of August 28, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(29)	Investment has been on non-accrual since April 1, 2020.
(30)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,767,584, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.
(31)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,875,000, with an interest rate of LIBOR plus 5.75% and a maturity of September 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(32)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $881,517, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(33)	Investment has been on non-accrual since January 1, 2020.
(34)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $881,517, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(35)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

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

22

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

As of June 30, 2020, the Company had issued a total of 19,486,003 shares and raised $286,629,818 in gross proceeds since Inception, incurring $9,127,228 in offering expenses and sales load fees for net proceeds from offerings of $277,502,590. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

On June 14, 2013, the Company formed Stellus Capital SBIC, LP (the “SBIC subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC GP, LLC, a Delaware limited liability company, as wholly owned subsidiaries of the Company. On June 20, 2014, the SBIC subsidiary received a license from the U.S. Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended (the “SBIC Act”). The SBIC subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

On November 29, 2018, the Company formed Stellus Capital SBIC II, LP (the “SBIC II subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC II GP, LLC, a Delaware limited liability company, as wholly owned subsidiaries of the Company. On August 14, 2019, the SBIC II subsidiary received a license from the SBA to operate as an SBIC under Section 301(c) of the SBIC Act. The SBIC II subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

The SBIC licenses allow the SBIC subsidiary and SBIC II subsidiary (together, “the SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC subsidiary, SBA regulations limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For the SBIC II subsidiary, SBA regulations limit these amounts to $175,000,000 of borrowings when it has at least $87,500,000 of regulatory capital.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

As of both June 30, 2020 and December 31, 2019, the SBIC subsidiary had $75,000,000 in regulatory capital and $150,000,000 of SBA-guaranteed debentures outstanding. As of both June 30, 2020 and December 31, 2019, the SBIC II subsidiary had $20,000,000 in regulatory capital and $11,000,000 of SBA-guaranteed debentures outstanding. See footnote (2) of the Consolidated Schedule of Investments as of June 30, 2020 for additional information regarding the treatment of the SBIC subsidiaries’ investments with respect to the Credit Facility (as defined in Note 9).

As a BDC, the Company is required to comply with certain regulatory requirements. Prior to June 28, 2018, we were only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, was equal to at least 200% after giving effect to such leverage. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by shareholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2020, our asset coverage ratio was 211%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2020 and June 30, 2019 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019. In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

COVID-19 Developments

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three and six months ended June 30, 2020, and subsequent to June 30, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy. The Company experienced an increase in unrealized depreciation of its investment portfolio during the first quarter of 2020, due to decreases in fair value of its investments attributable to the impact of the COVID-19 pandemic on the markets, which substantially reversed during the second quarter of 2020 as market conditions in general improved. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. The Company believes that any such COVID-19 pandemic impacts have been reflected in the valuation of its investments.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of the Company’s portfolio investments and the Company’s financial condition.

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

Cash and Cash Equivalents

At June 30, 2020, cash balances totaling $260,122 exceeded the FDIC insurance protection levels of $250,000 by $10,122. In addition, at June 30, 2020, the Company held $22,949,819 in cash equivalents, which are carried at cost, which approximates the fair value of the cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after June 30, 2020, by circumstances and events that are not yet known.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals in order to fulfill short-term liquidity needs. The Company is working with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. As of June 30, 2020, no such interest deferrals have been made.

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

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of the 2022 Notes, our Credit Facility, and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

Revenue Recognition

The Company records interest income on an accrual basis to the extent such interest is deemed collectible. Payment-in-kind (“PIK”) interest, represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. We will not accrue any form of interest on loans and debt securities if there is reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the declaration date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

A presentation of the interest income we have received from portfolio companies for the three and six months ended June 30, 2020 and 2019 is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Loan interest	$12,902,025	$12,728,709	$26,335,098	$25,754,902
PIK income	14,961	23,515	552,245	65,356
Fee amortization income(1)	600,110	495,158	1,229,829	941,068
Fee income acceleration(2)	118,384	358,479	367,896	469,934
Total Interest Income	$13,635,480	$13,605,861	$28,485,068	$27,231,260

(1)	Includes amortization of fees on unfunded commitments.

(2)	Unamortized loan origination fees recognized upon realization.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio-specific circumstances as well as other economic factors in determining collectability. As of June 30, 2020, loans to five portfolio companies were on non-accrual status, which represented approximately 6.6% of our loan portfolio at cost and 1.8% at fair value. As of December 31, 2019, loans to two portfolio companies were on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. As of June 30, 2020 and December 31, 2019, $5,459,754 and $3,779,593 of income from investments on non-accrual has not been accrued, respectively. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, it will be removed from non-accrual status.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment, sale or disposition and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

The net change in depreciation for the six months ended June 30, 2020 resulted primarily from approximately $15,500,000 of company-specific write-downs. The net change in depreciation for non-company-specific debt movements for the six months ended June 30, 2020 was essentially flat as market conditions returned generally closer to December 31, 2019 levels. Additionally, the portfolio’s equity investments contributed approximately $2,100,000 of net appreciation over the period.

The net change in appreciation for the three months ended June 30, 2020 resulted primarily from the normalization of the applicable market yields utilized in the valuation process in the second quarter to pre-COVID 19 pandemic levels, offset by approximately $1,100,000 of additional company-specific unrealized depreciation during the three months ended June 30, 2020.

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
June 30, 2020
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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2019, the Company had $24,602,435 of undistributed taxable income that was carried forward toward distributions to be paid in 2020.

Income tax expense of $289,000 and $485,795 for the three and six months ended June 30, 2020, respectively, was related mostly to excise tax; as was income tax expense of $342,384 and $355,128 for the three and six months ended June 30, 2019.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of June 30, 2020 and December 31, 2019, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and six months ended June 30, 2020 and 2019, were de minimis.

The Taxable Subsidiaries are direct wholly owned subsidiaries of the Company that have elected to be taxable entities. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies that are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

For the three and six months ended June 30, 2020, the Company recorded deferred income tax benefit (provision) of ($58,909) and ($29,950), respectively, related to the Taxable Subsidiaries. For the three and six months ended June 30, 2019, the Company recorded deferred income tax benefit (provision) of ($27,300) and ($39,901), respectively, related to the Taxable Subsidiaries. In addition, as of June 30, 2020 and December 31, 2019, the Company had a deferred tax liability of $164,664 and $134,713, respectively.

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

Distributable Earnings (Accumulated Undistributed Deficit)

The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Accumulated net realized loss from investments, net of cumulative dividends of $24,557,535 for both periods	$(8,854,966)	$(6,258,510)
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of provision for taxes of $164,664 and $134,713, respectively	(27,100,140)	(13,894,460)
Accumulated undistributed net investment income	18,772,199	18,587,920
Accumulated undistributed deficit	$(17,182,907)	$(1,565,050)

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

SEC Securities Offering Reform for Closed-End Investment Companies

The SEC recently adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the Accelerated Filer and Large Accelerated Filer definitions in Exchange Act Rule 12b-2 to exclude an issuer that is eligible to be a smaller reporting company and had annual revenues of less than $100 million. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700 million in public float, and (2) investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule became effective as of April 27, 2020.

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

For the three and six months ended June 30, 2020, the Company recorded an expense for base management fees of $2,743,195 and $5,462,249, respectively. For the three and six months ended June 30, 2019, the Company recorded an expense for base management fees of $2,304,362 and $4,527,007, respectively. As of June 30, 2020 and December 31, 2019, $5,462,248 and $2,695,780, respectively, were payable to Stellus Capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The foregoing Income Incentive Fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any Income Incentive Fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the Catch-up, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

For the three and six months ended June 30, 2020, the Company incurred $168,749 and $1,508,386, respectively, of Income Incentive Fees. For the three and six months ended June 30, 2019, the Company incurred $1,382,814 and $2,756,668, respectively, of Income Incentive Fees. As of June 30, 2020 and December 31, 2019, $1,660,862 and $1,618,509, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,537,571 and $1,463,003, respectively, were currently payable (as explained below). As of June 30, 2020 and December 31, 2019, $123,291 and $152,476 respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2020, the Company (reversed) $0 and ($880,913), respectively, related to the Capital Gains Incentive Fee. The Company accrued $115,856 and $1,277,613 of Capital Gains Incentive Fee for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, $0 and $880,913, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income incentive fees incurred	$168,749	$1,382,814	$1,508,386	$2,756,668
Capital gains incentive fees incurred (reversed)	—	115,856	(880,913)	1,277,613
Incentive fee expense	$168,749	$1,498,670	$627,473	$4,034,281

	June 30,	December 31,
	2020	2019
Income incentive fee currently payable	$1,537,571	$1,466,033
Income incentive fee deferred	123,291	152,476
Capital gains incentive fee deferred	—	880,913
Incentive fee payable	$1,660,862	$2,499,422

Director Fees

For the three and six months ended June 30, 2020, the Company recorded an expense relating to director fees of $110,566 and $242,816, respectively. For the three and six months ended June 30, 2019, the Company recorded an expense relating to director fees of $113,000 and $217,000, respectively. As of June 30, 2020 and December 31, 2019, $9,000 and $0 were payable to the Company’s independent directors, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both June 30, 2020 and December 31, 2019, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

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

Administration Agreement

The Company has entered into an administration agreement with Stellus Capital pursuant to which Stellus Capital will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital will perform, or oversee the performance of, the administrative services required to be performed for the Company, which includes, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

For the three and six months ended June 30, 2020, the Company recorded expenses of $389,929 and $789,529, respectively, relating to the administration agreement with Stellus Capital. For the three and six months ended June 30, 2019, the Company recorded expenses of $368,519 and $728,663, respectively, relating to the administration agreement with Stellus Capital. These amounts are included in administrative service expenses on the Statement of Operations. As of June 30, 2020 and December 31, 2019, $789,529 and $372,524, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution. On April 20, 2020, the Company announced a change to its distribution payment schedule from monthly to quarterly, beginning with the quarter ended June 30, 2020, to better match distributions with the timing of income received by the Company.

For the three and six months ended June 30, 2020, the Company has declared distributions of $0.25 and $0.59 per share, respectively, on its common stock and paid $0.00 and $0.34 per share, respectively. See Note 12 for information on distributions declared during the quarter ended June 30, 2020 and paid subsequent to quarter end, as well as additional distributions declared. The Company has declared distributions of $10.35 per share on its common stock from Inception through June 30, 2020.

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 11,756 and 21,666 shares through the DRIP during the three and six months ended June 30, 2020, respectively. The Company did not issue shares in connection with the DRIP during the six months ended June 30, 2019.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

	Number of	Gross	Underwriting	Offering	Net	Average Offering
Issuance of Common Stock	Shares	Proceeds (1)(2)	fees	Expenses	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	521,715	44,326,153	14.43
Year to date June 30, 2020	354,257	5,023,842	5,681	18,169	4,999,991	14.18
Total	19,486,003	$286,629,817	$7,414,918	$1,712,309	$277,502,589

(1)	Net of partial share transactions. Such share redemptions impacted gross proceeds by $(96), $1,435, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes proceeds from common shares issued under the DRIP of $228,943 for the six months ended June 30, 2020, $0 for the year ended December 31, 2019, $94,788 during the year ended December 31, 2018, $0 for the years ended December 31, 2017, 2016 and 2015, and $398,505, $930,385, $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

(3)	Net proceeds per this table will differ from the Statement of Assets and Liabilities as of December 31, 2019 and in subsequent periods in the amount of $366,375, which represents a tax reclassification of stockholder’s equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (reduces accumulated undistributed deficit).

The Company issued 332,591 shares during the six months ended June 30, 2020 under the At-the-Market (“ATM”) Program, for gross proceeds of $4,794,995 and underwriting and other expenses of $23,850. The average per share offering price of shares issued in the ATM Program during 2020 was $14.42.

During the six months ended June 30, 2019, the Company issued 2,952,149 shares in a secondary offering. Gross proceeds resulting from the secondary offering totaled $42,599,510 and underwriting and other expenses totaled $1,296,803. The per share offering price for the secondary offering was $14.43.

The Company issued 21,666 and 0 shares of common stock through the DRIP for the six months ended June 30, 2020 and 2019, respectively. See Note 3 for further information on distributions.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net increase in (decrease) net assets
resulting from operations	$39,812,674	$5,994,683	$(4,127,058)	$16,137,125
Weighted average common shares	19,484,217	18,883,745	19,456,849	17,624,385
Net increase (decrease) in net assets from
operations per share	$2.04	$0.32	$(0.21)	$0.92

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

At June 30, 2020, the Company had investments in 65 portfolio companies. The total fair value and cost of the investments were $640,713,831 and $667,649,307, respectively. The composition of our investments as of June 30, 2020 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$504,434,805	$491,406,525
Senior Secured – Second Lien	107,107,303	85,904,410
Unsecured Debt	22,334,247	21,232,896
Equity	33,772,952	42,170,000
Total Investments	$667,649,307	$640,713,831

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2020 and December 31, 2019, the Company had 15 and 17 such investments with aggregate unfunded commitments of $27,633,607 and $37,517,784, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2020 are as follows:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$491,406,525	$491,406,525
Senior Secured – Second Lien	—	—	85,904,410	85,904,410
Unsecured Debt	—	—	21,232,896	21,232,896
Equity	—	—	42,170,000	42,170,000
Total Investments	$—	$—	$640,713,831	$640,713,831

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2019 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$455,169,878	$455,169,878
Senior Secured – Second Lien	—	—	111,961,013	111,961,013
Unsecured Debt	—	—	22,137,186	22,137,186
Equity	—	—	39,680,000	39,680,000
Total Investments	$—	$—	$628,948,077	$628,948,077

The aggregate values of Level 3 portfolio investments changed during the six months ended June 30, 2020 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$455,169,878	$111,961,013	$22,137,186	$39,680,000	$628,948,077
Purchases of investments	67,550,226	—	—	6,197,242	73,747,468
Payment-in-kind interest	—	506,755	45,490	—	552,245
Sales and Redemptions	(25,061,340)	(20,218,375)	—	(2,558,013)	(47,837,728)
Realized Gains	—	(4,003,655)	—	1,413,184	(2,590,471)
Change in unrealized depreciation included in earnings (1)	(7,090,566)	(2,563,733)	(959,017)	(2,562,413)	(13,175,729)
Amortization of premium and accretion of discount, net	838,327	222,405	9,237	—	1,069,969
Fair value at end of period	$491,406,525	$85,904,410	$21,232,896	$42,170,000	$640,713,831

(1)	Includes reversal of positions realized during the six months ended June 30, 2020.

There were no Level 3 transfers during the six months ended June 30, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2020:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$141,859,384	$120,607,267	18.82%
California	96,284,507	97,051,140	15.15%
Illinois	62,337,651	64,275,164	10.03%
Arizona	53,214,307	53,979,585	8.42%
New Jersey	52,442,228	51,699,980	8.07%
Ohio	39,554,789	41,570,006	6.49%
South Carolina	19,972,237	21,432,490	3.35%
Canada	21,258,513	21,110,106	3.29%
New York	19,801,019	20,219,760	3.16%
Wisconsin	19,349,050	19,687,236	3.07%
United Kingdom	20,137,562	19,657,500	3.07%
Tennessee	20,255,296	18,095,429	2.82%
Pennsylvania	17,433,732	17,416,213	2.72%
Maryland	17,036,363	16,978,938	2.65%
Indiana	14,007,513	13,935,357	2.17%
Florida	13,244,843	13,559,716	2.12%
Missouri	10,362,764	10,993,636	1.72%
Georgia	685,000	6,580,000	1.03%
Arkansas	13,469,677	4,384,669	0.68%
North Carolina	4,970,328	3,650,000	0.57%
Puerto Rico	8,613,244	2,589,639	0.40%
Massachusetts	1,317,406	1,010,000	0.16%
Utah	41,894	230,000	0.04%
	$667,649,307	$640,713,831	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of June 30, 2020:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$89,014,616	$96,954,776	15.13%
Healthcare & Pharmaceuticals	89,518,819	84,641,808	13.21%
Aerospace & Defense	53,711,720	53,852,556	8.41%
Beverage, Food, & Tobacco	44,688,086	45,402,403	7.09%
Media: Broadcasting & Subscription	32,264,140	33,531,050	5.23%
Finance	27,891,028	28,572,500	4.46%
Consumer Goods: Durable	42,437,628	28,515,521	4.45%
Education	26,532,620	24,937,542	3.89%
Media: Advertising, Printing & Publishing	22,331,458	21,990,126	3.43%
Retail	19,972,237	21,432,490	3.35%
High Tech Industries	21,258,513	21,110,106	3.29%
Capital Equipment	20,750,864	21,002,482	3.28%
Transportation & Logistics	18,118,013	18,407,500	2.87%
Automotive	17,187,496	17,268,713	2.70%
Metals & Mining	17,036,363	16,978,938	2.65%
Software	15,822,843	16,446,250	2.57%
Containers, Packaging, & Glass	14,464,599	14,724,736	2.30%
Environmental Industries	15,699,847	13,021,491	2.03%
Energy: Oil & Gas	12,644,618	12,752,183	1.99%
Services: Consumer	26,160,528	11,117,535	1.74%
Construction & Building	10,426,628	10,720,000	1.67%
Consumer goods: non-durable	13,247,547	10,535,000	1.64%
Utilities: Oil & Gas	9,875,900	9,800,000	1.53%
Chemicals, Plastics, & Rubber	6,593,196	6,708,125	1.05%
Hotel, Gaming, & Leisure	-	290,000	0.05%
	$667,649,307	$640,713,831	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2020:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
First lien debt	$491,406,525	Income/Market	HY credit spreads,	-1.55 to 12.01% (1.36%)
		approach (2)	Risk free rates	-2.94% to -0.46% (-1.95%)
			Market multiples	5x to 32x (11x)(4)

Second lien debt	$85,904,410	Income/Market	HY credit spreads,	0.20% to 8.15% (2.31%)
		approach (2)	Risk free rates	-2.72% to -1.09% (-1.91%)
			Market multiples	6x to 29x (12x)(4)

Unsecured debt	$21,232,896	Income/Market	HY credit spreads,	0.25% to 0.83% (0.47%)
		approach (2)	Risk free rates	-1.91% to -1.60% (-1.77%)
			Market multiples	1x to 18x (4x)(4)

Equity investments	$42,170,000	Market approach (5)	Underwriting multiple/ EBITDA Multiple	1x to 25x (12x)
Total Long Term Level 3 Investments	$640,713,831

(1)	Weighted average based on fair value as of June 30, 2020.

(2)	Included but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.55% (-155 basis points) to 12.01% (1,201 basis points). The average of all changes was 1.36% (136 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)(3)
First lien debt	$455,169,878	Income/Market(2)	HY credit spreads,	-2.19% to 6.98% (0.57%)
		approach	Risk free rates	-1.48% to 0.52% (-0.68%)
			Market multiples	6x to 29x (12x)(4)

Second lien debt	$111,961,013	Income/Market(2)	HY credit spreads,	-0.69% to 5.94% (1.19%)
		approach	Risk free rates	-1.34% to 0.48% (-0.42%)
			Market multiples	7x to 34x (14x)(4)

Unsecured debt	$22,137,186	Income/Market	HY credit spreads,	-0.39% to 0.00% (-0.35%)
		approach (2)	Risk free rates	-0.45% to -0.42% (-0.43%)
			Market multiples	2x to 20x (4x)(4)

Equity investments	$39,680,000	Market approach (5)	Underwriting multiple/	2x to 17x (10x)
Total Long Term Level 3 Investments	$628,948,077

(1)	Weighted average based on fair value as of December 31, 2019.

(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.19% (-219 basis points) to 6.98% (698 basis points). The average of all changes was 0.57%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

As of June 30, 2020, the Company had $27,633,606 of unfunded commitments to provide debt financing to 15 existing portfolio companies. As of December 31, 2019, the Company had $37,517,784 of unfunded commitments to provide debt to 17 existing portfolio companies. As of June 30, 2020, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	six months	six months
	ended	ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$14.14	$14.09
Net investment income	0.60	0.55
Change in unrealized (depreciation)	(0.68)	(0.36)
Net realized (loss) gain	(0.13)	0.73
Total from investment operations	$(0.21)	$0.92

Offering cost	—	(0.02)
Stockholder distributions from:
Net investment income	(0.59)	(0.68)
Other(6)	—	(0.02)
Net asset value at end of period	$13.34	$14.29

Per share market value at end of period	$7.28	$13.83
Total return based on market value(2)	(47.1)%	12.8%
Weighted average shares outstanding	19,456,849	17,624,385

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

	For the		For the
	six months		six months
	ended		ended
	June 30, 2020		June 30, 2019
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$259,953,308		$270,125,663
Weighted Average net assets	$247,686,579		$246,690,953
Annualized ratio of gross operating expenses to net assets(5)	14.12%		14.94%
Annualized ratio of interest expense and other fees to net assets	6.79%		5.75%
Annualized ratio of net investment income to net assets(5)	9.44%		7.95%
Portfolio Turnover(3)	7.64%		11.36%
Notes payable	$48,875,000		$48,875,000
Credit Facility payable	$185,000,000		$78,800,000
SBA Debentures	$161,000,000		$150,000,000
Asset coverage ratio(4)	2.11	x	3.12	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)	Calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.

(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(5)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments in Taxable Subsidiaries of ($29,950) and ($39,901), respectively, for the six months ended June 30, 2020 and June 30, 2019, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the six months ended June 30, 2020 and 2019 is .02% and .03%, respectively.

(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

NOTE 9 — CREDIT FACILITY

On October 11, 2017, the Company entered into a senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, September 13, 2019, December 27, 2019 and May 15, 2020, with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility, as amended, provides for borrowings up to a maximum of $230,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $250,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with no LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. The commitment to fund the revolver expires on March 10, 2021, after which the Company may no longer borrow under the Credit Facility. The Company must begin repaying principal equal to 1/8 of the aggregate amount outstanding under the Credit Facility beginning March 15, 2021. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2021.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00.

The May 15, 2020 amendment temporarily revised some of these covenants for the fiscal quarters ended June 30, 2020, September 30, 2020 and December 31, 2020 as follows: (i) maintaining an asset coverage ratio of at least 1.60 to 1.00 and (ii)  maintaining an interest coverage ration of 1.70 to 1.00.

As of June 30, 2020, the Company was in compliance with these covenants.

As of June 30, 2020 and December 31, 2019, the outstanding balance under the Credit Facility was $185,000,000 and $161,550,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company incurred costs of $2,301,939 in connection with the Credit Facility, which were capitalized and are being amortized over the life of the facility. As of June 30, 2020 and December 31, 2019, $924,681 and $1,039,367 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	June 30,	December 31,
	2020	2019
Credit Facility payable	$185,000,000	$161,550,000
Prepaid loan structure fees	924,681	1,039,367
Credit facility payable, net of prepaid loan structure fees	$184,075,319	$160,510,633

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Interest expense	$1,606,601	$882,002	$3,393,071	$2,137,047
Loan fee amortization	157,667	116,456	300,634	231,633
Commitment fees on unused portion	26,222	138,850	81,876	239,149
Administration fees	8,702	8,726	17,404	17,356
Total interest and financing expenses	$1,799,192	$1,146,034	$3,792,985	$2,625,185

Weighted average interest rate	3.1%	5.1%	3.6%	5.1%
Effective interest rate(1)	3.5%	6.6%	4.0%	6.3%
Average debt outstanding	$204,648,352	$69,500,550	$190,230,220	$84,547,238

Cash paid for interest and unused fees	$1,719,430	$1,008,316	$3,649,323	$2,192,856

(1)	Includes the impact of loan fee amortization, including agency fees, and unused fees.

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both June 30, 2020 and December 31, 2019, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of both June 30, 2020 and December 31, 2019, the SBIC II subsidiary had $20,000,000 in regulatory capital, as such term is defined by the SBA, and $11,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $245,245,252 and $240,109,144 in assets at June 30, 2020 and December 31, 2019, respectively, which accounted for approximately 36.8% and 37.0% of the Company’s total consolidated assets at June 30, 2020 and December 31, 2019, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year U.S. Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September of each applicable year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year U.S. Treasury Note rate plus a spread at each pooling date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table summarizes the SBIC subsidiaries’ SBA-guaranteed debentures as of June 30, 2020:

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

As of June 30, 2020 and December 31, 2019, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2020 and December 31, 2019, the SBA-guaranteed debentures would be deemed to be Level 3 (as defined in Note 6).

As of June 30, 2020, the Company has incurred $5,605,350 in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which SBA-guaranteed debentures were recorded as prepaid loan fees. As of June 30, 2020 and December 31, 2019, $3,113,597 and $3,456,147 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	June 30,	December 31,
	2020	2019
SBA debentures payable	$161,000,000	$161,000,000
Prepaid loan fees	3,113,597	3,456,147
SBA Debentures, net of prepaid loan fees	$157,886,403	$157,543,853

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Interest expense	$1,336,675	$1,277,109	$2,678,358	$2,539,185
Debenture fee amortization	171,275	150,675	342,550	299,694
Total interest and financing expenses	$1,507,950	$1,427,784	$3,020,908	$2,838,879

Weighted average interest rate	3.3%	3.4%	3.3%	3.4%
Effective interest rate(1)	3.8%	3.8%	3.8%	3.8%
Average debt outstanding	$161,000,000	$150,000,000	$161,000,000	$150,000,000

Cash paid for interest	$—	$—	$2,659,213	$2,429,887

(1)	Includes the impact of loan fee amortization.

NOTE 11 — NOTES

On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly.

The Company used all of the net proceeds from this offering to fully redeem the notes issued in a prior public offering and a portion of the amount outstanding under the Original Facility. As of both June 30, 2020 and December 31, 2019, the aggregate carrying amount of the 2022 Notes was approximately $48,875,000 and the fair value of the 2022 Notes was approximately $44,826,195 and $49,715,650, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the 2022 Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, the Company has incurred $1,688,961 of fees, which are being amortized over the term of the 2022 Notes, of which $735,050 and $900,798 remains to be amortized as of June 30, 2020 and December 31, 2019, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Interest expense	$702,578	$702,578	$1,405,156	$1,405,156
Deferred financing costs	82,874	82,874	165,748	164,837
Total interest and financing expenses	$785,452	$785,452	$1,570,904	$1,569,993

Weighted average interest rate	5.8%	5.8%	5.8%	5.8%
Effective interest rate(1)	6.4%	6.4%	6.4%	6.5%
Average debt outstanding	$48,875,000	$48,875,000	$48,875,000	$48,875,000
Cash paid for interest	$702,578	$702,578	$1,405,156	$1,405,156

(1)	Includes the impact of loan fee amortization, including agency fees.

The following is a summary of the 2022 Notes Payable, net of deferred financing costs:

	June 30,	December 31,
	2020	2019
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	735,050	900,798
Notes payable, net of deferred financing costs	$48,139,950	$47,974,202

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

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On July 17, 2020, the Company invested $7,051,097 in the first lien term loan of Industry Dive, Inc., a provider of mobile and desktop-based newsletters containing industry-specific business analysis and news targeting executives. Additionally, the Company committed $100,000 in the unfunded revolver, of which $40,000 was funded on July 17, 2020.

On July 21, 2020, the Company received a paydown of $2,651,515 on the revolver of GS HVAM Intermediate, LLC, an existing portfolio company.

Unfunded Commitments

As of July 30, 2020, the Company had unfunded commitments of $30,708,758, including unfunded delayed draw term loan commitments of $12,051,791. As of July 30, 2020, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

Credit Facility

The outstanding balance under the Credit Facility as of July 30, 2020 was $182,000,000.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

SBA-guaranteed Debentures

The total consolidated balance of SBA-guaranteed debentures outstanding as of July 30, 2020 was $161,000,000.

Distributions

The Company paid distributions of $0.25 per share on July 31, 2020, to shareholders of record on July 15, 2020, as declared on June 30, 2020.

On July 29, 2020, the Board declared a distribution of $0.25 per share on September 30, 2020, to shareholders of record on September 15, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, related to the current COVID-19 pandemic and otherwise, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor);

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of Stellus Capital to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Stellus Capital to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC; and

•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or Securities and Exchange Commission (“SEC”) rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We were organized as a Maryland corporation on May 18, 2012, and formally commenced operations on November 7, 2012. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). Our investment activities are managed by our investment adviser, Stellus Capital.

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

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2020, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

On April 4, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at our 2018 annual meeting of stockholders. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2018. As of June 30, 2020, our asset coverage ratio was 211%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

COVID -19 Developments

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three and six months ended June 30, 2020, and subsequent to June 30, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy. We experienced a significant increase in unrealized depreciation of our investment portfolio during the first quarter of 2020, due to decreases in fair value of its investments attributable to the decline in the primary index utilized in the valuation process. The applicable market yields utilized in the valuation process normalized in the second quarter to pre-COVID-19 pandemic levels. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.

The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

Economic outlook

Since March 2020, the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting several industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies and with respect to our business, financial condition, results of operations, and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

Operations

All partners and employees of Stellus Capital have been operating remotely since March 16, 2020 without disruption to its operations and are prepared to continue working remotely as long as is necessary for the health and safety of all personnel.

Our COVID-19 response

Since the onset of the COVID-19 pandemic, we have been in regular contact with all of our portfolio companies and/or their sponsors to assess, among other things, their ability to function in the new environment. Discussions have addressed the portfolio companies’ liquidity position, expected covenant compliance, and the health of their workforce and customers.

Financial impact

All borrowers on accrual paid their principal, interest, and fees due during the second quarter ended June 30, 2020. We will continue to closely monitor the financial condition of our portfolio companies as part of our efforts to mitigate the impact of the COVID-19 pandemic. Historical information may be relatively less significant.

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

As of June 30, 2020, we had $640.7 million (at fair value) invested in 65 portfolio companies. As of June 30, 2020, our portfolio included approximately 77% of first lien debt, 13% of second lien debt, 3% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2020 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$504,434,805	$491,406,525
Senior Secured – Second Lien	107,107,303	85,904,410
Unsecured Debt	22,334,247	21,232,896
Equity	33,772,952	42,170,000
Total Investments	$667,649,307	$640,713,831

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2020 and December 31, 2019, we had unfunded commitments of $27.6 million and $37.5 million, respectively, to provide debt financing for 15 and 17 portfolio companies, respectively. As of June 30, 2020, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2020:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$141,859,384	$120,607,267	18.82%
California	96,284,507	97,051,140	15.15%
Illinois	62,337,651	64,275,164	10.03%
Arizona	53,214,307	53,979,585	8.42%
New Jersey	52,442,228	51,699,980	8.07%
Ohio	39,554,789	41,570,006	6.49%
South Carolina	19,972,237	21,432,490	3.35%
Canada	21,258,513	21,110,106	3.29%
New York	19,801,019	20,219,760	3.16%
Wisconsin	19,349,050	19,687,236	3.07%
United Kingdom	20,137,562	19,657,500	3.07%
Tennessee	20,255,296	18,095,429	2.82%
Pennsylvania	17,433,732	17,416,213	2.72%
Maryland	17,036,363	16,978,938	2.65%
Indiana	14,007,513	13,935,357	2.17%
Florida	13,244,843	13,559,716	2.12%
Missouri	10,362,764	10,993,636	1.72%
Georgia	685,000	6,580,000	1.03%
Arkansas	13,469,677	4,384,669	0.68%
North Carolina	4,970,328	3,650,000	0.57%
Puerto Rico	8,613,244	2,589,639	0.40%
Massachusetts	1,317,406	1,010,000	0.16%
Utah	41,894	230,000	0.04%
	$667,649,307	$640,713,831	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2019:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Texas	$134,451,527	$120,672,985	19.19%
California	79,090,474	78,136,331	12.42%
Arizona	52,390,949	53,274,526	8.47%
New Jersey	52,548,769	51,637,750	8.21%
Ohio	48,502,609	50,092,839	7.96%
Illinois	41,869,947	44,406,252	7.06%
Canada	21,201,137	21,217,811	3.37%
New York	19,922,689	20,584,020	3.27%
United Kingdom	20,116,695	20,116,695	3.20%
Wisconsin	19,207,770	19,466,054	3.10%
South Carolina	19,935,337	19,366,716	3.08%
Tennessee	19,854,956	19,260,076	3.06%
Pennsylvania	17,408,508	17,566,213	2.79%
Maryland	17,103,044	17,325,000	2.75%
Indiana	14,064,012	13,997,251	2.23%
Florida	13,663,116	13,820,256	2.20%
Colorado	10,867,843	12,444,250	1.98%
Arkansas	14,920,694	11,989,446	1.91%
Missouri	10,078,235	10,428,223	1.66%
Georgia	575,000	5,250,000	0.83%
North Carolina	4,961,969	4,375,000	0.70%
Puerto Rico	8,613,244	3,490,383	0.55%
Utah	41,894	30,000	0.00%
Massachusetts	1,317,406	-	—%
	$642,707,824	$628,948,077	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2020:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$89,014,616	$96,954,776	15.13%
Healthcare & Pharmaceuticals	89,518,819	84,641,808	13.21%
Aerospace & Defense	53,711,720	53,852,556	8.41%
Beverage, Food, & Tobacco	44,688,086	45,402,403	7.09%
Media: Broadcasting & Subscription	32,264,140	33,531,050	5.23%
Finance	27,891,028	28,572,500	4.46%
Consumer Goods: Durable	42,437,628	28,515,521	4.45%
Education	26,532,620	24,937,542	3.89%
Media: Advertising, Printing & Publishing	22,331,458	21,990,126	3.43%
Retail	19,972,237	21,432,490	3.35%
High Tech Industries	21,258,513	21,110,106	3.29%
Capital Equipment	20,750,864	21,002,482	3.28%
Transportation & Logistics	18,118,013	18,407,500	2.87%
Automotive	17,187,496	17,268,713	2.70%
Metals & Mining	17,036,363	16,978,938	2.65%
Software	15,822,843	16,446,250	2.57%
Containers, Packaging, & Glass	14,464,599	14,724,736	2.30%
Environmental Industries	15,699,847	13,021,491	2.03%
Energy: Oil & Gas	12,644,618	12,752,183	1.99%
Services: Consumer	26,160,528	11,117,535	1.74%
Construction & Building	10,426,628	10,720,000	1.67%
Consumer goods: non-durable	13,247,547	10,535,000	1.64%
Utilities: Oil & Gas	9,875,900	9,800,000	1.53%
Chemicals, Plastics, & Rubber	6,593,196	6,708,125	1.05%
Hotel, Gaming, & Leisure	-	290,000	0.05%
	$667,649,307	$640,713,831	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2019:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Healthcare & Pharmaceuticals	$98,307,360	$94,000,860	14.95%
Services: Business	56,354,433	62,410,845	9.92%
Aerospace & Defense	44,970,957	46,547,324	7.40%
Consumer Goods: Durable	47,933,468	44,158,660	7.02%
Beverage, Food, & Tobacco	42,131,354	42,592,966	6.77%
Media: Broadcasting & Subscription	32,353,301	33,218,991	5.28%
Finance	27,776,880	29,562,500	4.70%
Education	26,594,771	25,661,125	4.08%
Media: Advertising, Printing & Publishing	22,425,972	21,965,124	3.49%
High Tech Industries	21,201,137	21,217,811	3.37%
Capital Equipment	20,093,379	20,237,066	3.22%
Retail	19,935,337	19,366,716	3.08%
Metals & Mining	17,103,044	17,325,000	2.75%
Transportation & Logistics	17,173,599	17,226,294	2.74%
Automotive	17,151,902	17,221,213	2.74%
Software	15,807,191	15,516,250	2.47%
Containers, Packaging, & Glass	14,306,286	14,564,570	2.32%
Environmental Industries	15,256,675	14,410,327	2.29%
Energy: Oil & Gas	12,624,269	13,582,102	2.16%
Services: Consumer	26,075,606	13,345,105	2.12%
Chemicals, Plastics, & Rubber	11,880,825	11,857,228	1.89%
Consumer goods: non-durable	14,973,711	11,770,000	1.87%
Construction & Building	10,408,323	10,750,000	1.71%
Utilities: Oil & Gas	9,868,044	9,900,000	1.57%
Hotel, Gaming, & Leisure	-	540,000	0.09%
	$642,707,824	$628,948,077	100.00%

At June 30, 2020, our average portfolio company investment at amortized cost and fair value was approximately $10.3 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $21.6 million and $21.4 million, respectively. At December 31, 2019, our average portfolio company investment at amortized cost and fair value was approximately $10.2 million and $10.0 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.6 million and $21.3 million, respectively.

At June 30, 2020, 92% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 8% bore interest at fixed rates. At December 31, 2019, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 7% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2020 and December 31, 2019 was 8.1% and 9.2%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount and the impact of our loans on non-accrual status (as discussed below). The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $23.2 million and $16.1 million, respectively.

Investment Activity

During the six months ended June 30, 2020, we made an aggregate of $68.2 million (net of fees) of investments in three new portfolio companies and 19 existing portfolio companies. During the six months ended June 30, 2020, we received an aggregate of $42.3 million in proceeds from repayments of our investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital required by middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

For example, during six months ended June 30, 2020, the U.S. loan market exhibited a heightened level of volatility. While U.S. loan prices remained relatively stable throughout February 2020, the increasingly negative sentiment associated with the economic ramifications of the rapid spread of COVID-19 led to a precipitous decline in U.S. loan prices during March 2020. As a result, we did not make any investments in new portfolio companies during the quarter ended June 30, 2020. See Note 12 to the Consolidated Financial Statements for information on investments made subsequent to quarter end.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2020			As of December 31, 2019
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$93.1	15%	12	$70.4	11%	11
2	484.8	76%	40	492.2	78%	41
3	48.8	8%	7	49.3	8%	7
4	6.2	1%	2	12.0	2%	1
5	7.7	0%	5	5.0	1%	4
Total	$640.7	100%	66	$628.9	100%	64

(1)	One portfolio company appears in two categories as of both periods

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2020, we had loans to 5 portfolio companies that were on non-accrual status that represented approximately 6.6% of our loan portfolio at cost and 1.8% at fair value. As of December 31, 2019, we had loans to two portfolio companies that were on non-accrual status that represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. As of June 30, 2020 and December 31, 2019, $5.5 million and $3.8 million of income from investments on non-accrual has not been accrued, respectively.

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

Comparison of the Three Months and Six Months Ended June 30, 2020 and 2019

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2020 and 2019 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	(dollars in millions)		(dollars in millions)
	2020	2019	2020	2019
Interest income(1)	$12.9	$13.6	$26.3	$27.1
PIK interest	-	-	0.6	0.1
Miscellaneous fees(1)	0.9	0.6	2.2	0.8
Total	$13.8	$14.2	$29.1	$28.0

(1)	For the three and six months ended June 30, 2020, we recognized $0.1 million and $0.9 million, respectively, of non-recurring income related to early repayments, amendments to specific loan positions, and the recognition of previously reserved income from a prior period. For the three and six months ended June 30, 2019, we recognized $0.8 million and $1.1 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The decrease in total investment income for the three months ended June 30, 2020 as compared to the same period in 2019 is due to falling LIBOR rates as well as additional loans on non-accrual status. The increase in total investment income over the six months ended June 30, 2020 as compared to the same period in 2019 is due to growth in the portfolio and increased fee income, offset by falling LIBOR rates and additional loans on non-accrual status.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staff);

•	transfer agent, dividend paying agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of distributing any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2020 and 2019 (in millions).

	Three months ended		Six months ended
	June 30,		June 30,
	(dollars in millions)		(dollars in millions)
	2020	2019	2020	2019
Operating Expenses
Management fees	$2.7	$2.3	$5.5	$4.5
Valuation Fees	-	-	0.1	0.2
Administrative services expenses	0.4	0.4	0.9	0.8
Income incentive fees	0.2	1.4	1.5	2.7
Capital gain incentive fees	-	0.1	(0.9)	1.3
Professional fees	0.2	0.3	0.5	0.7
Directors’ fees	0.1	0.1	0.2	0.2
Insurance expense	0.1	0.1	0.2	0.2
Interest expense and other fees	4.1	3.4	8.4	7.0
Income tax expense	0.3	0.4	0.5	0.4
Other general and administrative	0.3	0.3	0.5	0.3
Total Operating Expenses	$8.4	$8.8	$17.4	$18.3

The decrease in operating expenses for the three months ended June 30, 2020 and the six months ended June 30, 2020, was due to: 1) lower income incentive fees, as a result of pre-incentive fee net investment income being lower than the hurdle rate, mainly due to lower LIBOR rates over the period; 2) a reversal of capital gains incentive fees in the six months ended June 30, 2020 due to company-specific depreciation and net realized losses on the portfolio; and 3) offset by higher interest expense as a result of higher borrowings on the Credit Facility and SBA-guaranteed debentures. See Note 2 to the Consolidated Financial Statements for discussion on incentive fees.

Net Investment Income

For the three months ended June 30, 2020, net investment income was $5.4 million, or $0.28 per common share (based on 19,484,217 weighted-average common shares outstanding at June 30, 2020).

For the three months ended June 30, 2019, net investment income was $5.4 million, or $0.29 per common share (based on 18,883,745 weighted-average common shares outstanding at June 30, 2019).

For the six months ended June 30, 2020, net investment income was $11.7 million, or $0.60 per common share (based on 19,456,849 weighted-average common shares outstanding at June 30, 2020).

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

Repayments and sales of investments and amortization of other certain investments for the three months ended June 30, 2020 totaled $10.5 million, and net realized gains (losses) totaled ($3.9) million, primarily attributable to loss on conversion of debt from a specific investment.

Repayments and sales of investments and amortization of other certain investments for the three months ended June 30, 2019 totaled $37.0 million, and net realized gains totaled $2.7 million, primarily attributable to a realization of our equity investment in a portfolio company.

Repayments and sales of investments and amortization of other certain investments for the six months ended June 30, 2020 totaled $42.3 million, and net realized gains (losses) totaled ($2.6) million, primarily attributable to realizations of our equity investments in a few portfolio companies and a loss on conversion of debt from a specific investment.

Repayments and sales of investments and amortization of other certain investments for the six months ended June 30, 2019 totaled $58.8 million, and net realized gains totaled $12.9 million primarily attributable to realizations of our equity investments in a few portfolio companies and a payment received from a previously impaired investment.

Net Change in Unrealized Appreciation (depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended June 30, 2020 and 2019 totaled $38.3 million and ($2.1) million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the six months ended June 30, 2020 and 2019 totaled ($13.2) million and ($6.5) million, respectively.

The net change in depreciation for the six months ended June 30, 2020 resulted primarily from approximately $15.5 million of company-specific write-downs. The net change in depreciation for non-company-specific debt movements for the six months ended June 30, 2020 was essentially flat as market conditions returned generally closer to December 31, 2019 levels. Additionally, the portfolio’s equity investments contributed approximately $2.1 million of net appreciation over the period.

The change in appreciation for the three months ended June 30, 2020 resulted primarily from the normalization of the applicable market yields utilized in the valuation process in the second quarter to pre-COVID 19 pandemic levels, offset by approximately $1.1 million of additional company specific unrealized depreciation.

The change in unrealized appreciation for the three and six months ended June 30, 2019 was due primarily to company-specific performance and the accounting reversal relating to a certain realized gain in the portfolio offset by appreciation resulting from the general tightening of credit spreads.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended June 30, 2020 and 2019, we recognized a benefit (provision) for U.S. federal income tax on unrealized investments of $(58.9) thousand and $(27.3) thousand, respectively, for the Taxable Subsidiaries. For the six months ended June 30, 2020 and 2019, we recognized a provision for U.S. federal income tax on unrealized investments of $(30.0) thousand and $(39.9) thousand, respectively. As of June 30, 2020 and December 31, 2019, there was a deferred tax liability of $164.7 thousand and $134.7 thousand on the Consolidated Statement of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2020, net increase in net assets resulting from operations totaled $39.8 million, or $2.04 per common share (based on 19,484,217 weighted-average common shares outstanding at June 30, 2020). The increase was primarily due to an increase in unrealized appreciation on our investments due to improving market conditions.

For the three months ended June 30, 2019, net increase in net assets resulting from operations totaled $6.0 million, or $0.32 per common share (based on 18,883,745 weighted-average common shares outstanding at June 30, 2019).

For the six months ended June 30, 2020, net decrease in net assets resulting from operations totaled ($4.1) million, or ($0.21) per common share (based on 19,456,849 weighted-average common shares outstanding at June 30, 2020), mostly due to unrealized depreciation on our investments from portfolio company specific factors.

For the six months ended June 30, 2019, net increase in net assets resulting from operations totaled $16.1 million, or $0.92 per common share (based on 17,624,385 weighted-average common shares outstanding at June 30, 2019).

The decrease in net assets resulting from operations for the six months ended June 30, 2020 was primarily due to unrealized depreciation from company specific write-downs and realized losses.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $12.4 million for the six months ended June 30, 2020, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the six months ended June 30, 2020 provided cash of $19.5 million due to net borrowings under our Credit Facility (as defined below). See Note 4 to the Consolidated Financial Statements for further discussion.

Our operating activities used net cash of $7.9 million for the six months ended June 30, 2019, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the six months ended June 30, 2019 provided cash of $8.7 million due to a secondary offering during the year, offset by repayments on our Credit Facility. See Note 4 to the Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, the 2022 Notes (as defined below), SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2020 annual stockholders meeting, authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then current net asset value per share in one or more offerings. This authorization will expire on June 25, 2021, the one-year anniversary of our 2020 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 28, 2018 (at least 200% prior to June 28, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of Stellus Capital SBIC, LP (“SBIC subsidiary”) and Stellus Capital SBIC II, LP (“SBIC II subsidiary”) (together, “the SBIC subsidiaries”) guaranteed by the Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of June 30, 2020 and December 31, 2019, our asset coverage ratio was 211% and 229%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $23.2 million and $16.1 million, respectively.

Credit Facility

On October 11, 2017, we entered a senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, September 13, 2019, December 27, 2019 and May 15, 2020, with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility, as amended, provides for borrowings up to a maximum of $230.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $250.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Borrowings under the Credit Facility bear interest, subject our election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) with no LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. The commitment to fund the revolver expires on March 10, 2021, after which we may no longer borrow under the Credit Facility. We must begin repaying principal equal to 1/8 of the aggregate amount outstanding under the Credit Facility beginning March 15, 2021. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2021.

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.75 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00.

The May 15, 2020 amendment temporarily revised some of these covenants for the fiscal quarters ended June 30, 2020, September 30, 2020 and December 31, 2020 as follows: (i) maintaining an asset coverage ratio of at least 1.60 to 1.00 and (ii) maintaining an interest coverage ratio of 1.70 to 1.00.

As of June 30, 2020, we were in compliance with these covenants.

As of June 30, 2020 and December 31, 2019, the outstanding balance under the Credit Facility was $185.0 million and $161.6 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $2.3 million in connection with the Credit Facility, which are being amortized over the life of the facility. As of both June 30, 2020 and December 31, 2019, $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Interest expense	$1.6	$0.9	$3.4	$2.1
Loan fee amortization	0.2	0.1	0.3	0.3
Commitment fees on unused portion	-	0.1	0.1	0.2
Total interest and financing expenses	$1.8	$1.1	$3.8	$2.6

Weighted average interest rate	3.1%	5.1%	3.6%	5.1%
Effective interest rate(1)	3.5%	6.6%	4.0%	6.3%
Average debt outstanding	$204.6	$69.5	$190.2	$84.5

Cash paid for interest and unused fees	$1.7	$1.0	$3.6	$2.2

(1)	Includes the impact of loan fee amortization, including agency fees, and unused fees.

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both June 30, 2020 and December 31, 2019, the SBIC subsidiary had $75.0 million in regulatory capital, as such term is defined by the SBA, and $150.0 million of SBA-guaranteed debentures outstanding.

As of both June 30, 2020 and December 31, 2019, the SBIC II subsidiary had $20.0 million in regulatory capital and $11.0 million of SBA-guaranteed debentures outstanding. See Note 10 to the Consolidated Financial Statements for further detail on the SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $245.2 million and $240.1 million in assets at June 30, 2020 and December 31, 2019, respectively, which accounted for approximately 36.8% and 37.0% of our total consolidated assets at June 30, 2020 and December 31, 2019, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year Treasury Note Rate plus a spread at each pooling date.

As of June 30, 2020 and December 31, 2019, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2020 and December 31, 2019 the SBA-guaranteed debentures would be deemed to be Level 3 (as defined in Note 6 to the Consolidated Financial Statements).

As of June 30, 2020, we have incurred $5.6 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which SBA-guaranteed debentures were recorded as prepaid loan fees. As of June 30, 2020 and December 31, 2019, $3.1 million and $3.5 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Interest expense	$1.3	$1.3	$2.7	$2.5
Debenture fee amortization	0.2	0.1	0.3	0.3
Total interest and financing expenses	$1.5	$1.4	$3.0	$2.8

Weighted average interest rate	3.3%	3.4%	3.3%	3.4%
Effective interest rate(1)	3.8%	3.8%	3.8%	3.8%
Average debt outstanding	$161.0	$150.0	$161.0	$150.0

Cash paid for interest	$-	$-	$2.7	$2.4

(1)	Includes the impact of loan fee amortization.

Notes Offering

On August 21, 2017, we issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, we issued an additional $6.4 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature on September 15, 2022 and may be redeemed in whole or in part at any time or from time to time at our option at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly.

We used all the net proceeds from this offering to fully redeem notes issued in a prior public offering and a portion of the amount outstanding under the Original Facility. As of June 30, 2020 and December 31, 2019, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million for both periods and the fair value of the 2022 Notes was approximately $44.8 million and $49.7 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the 2022 Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $0.7 million and $0.9 million remains to be amortized as of June 30, 2020 and December 31, 2019, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and six months ended June 30, 2020 and 2019 (dollars in millions):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Interest expense	$0.7	$0.7	$1.4	$1.4
Deferred financing costs	0.1	0.1	0.2	0.2
Total interest and financing expenses	$0.8	$0.8	$1.6	$1.6

Weighted average interest rate	5.8%	5.8%	5.8%	5.8%
Effective interest rate(1)	6.4%	6.4%	6.5%	6.5%
Average debt outstanding	$48.9	$48.9	$48.9	$48.9
Cash paid for interest	$0.7	$0.7	$1.4	$1.4

(1)	Includes the impact of loan fee amortization, including agency fees.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2020 and December 31, 2019, our off-balance sheet arrangements consisted of $27.6 million and $37.5 million, respectively, of unfunded commitments to provide debt financing to 15 and 17 of our portfolio companies, respectively. As of June 30, 2020, we had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid U.S. federal excise tax on our undistributed earnings of a RIC. As of December 31, 2019, the Company had $24,602,435 of undistributed taxable income that was carried forward toward distributions to be paid in 2020.

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service (the “IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash, except as described below.

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

Subsequent Events

Investment Portfolio

On July 17, 2020, we invested $7.1 million in the first lien term loan of Industry Dive, Inc., a provider of mobile and desktop-based newsletters containing industry-specific business analysis and news targeting executives. Additionally, we committed $0.1 million in the unfunded revolver, of which $0.04 million was funded on July 17, 2020.

On July 21, 2020, we received a paydown of $2.7 million on the revolver of GS HVAM Intermediate, LLC, an existing portfolio company.

Unfunded Commitments

As of July 30, 2020, we had unfunded commitments of $30.7 million, including unfunded delayed draw term loan commitments of $12.1 million. As of July 30, 2020, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

Credit Facility

The outstanding balance under the Credit Facility as of July 30, 2020 was $182.0 million.

SBA-guaranteed Debentures

The total consolidated balance of SBA-guaranteed debentures outstanding as of July 30, 2020 was $161.0 million.

Distributions

We paid $0.25 per share on July 31, 2020 to shareholders of record on July 15, 2020, as declared on June 30, 2020.

On July 29, 2020, the Board declared a distribution of $0.25 per share on September 30, 2020, to shareholders of record on September 15, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. The U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of June 30, 2020 and December 31, 2019, 92% and 93% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of June 30, 2020 and December 31, 2019, the weighted average interest rate floor on our floating rate loans was 1.20% and 1.13%, respectively.

Assuming that the Statement of Assets and Liabilities as of June 30, 2020 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense	Net Interest Income (1)
Up 200 basis points	$11.3	(3.6)	$7.7
Up 150 basis points	8.1	(2.7)	5.4
Up 100 basis points	3.8	(1.8)	2.0
Up 50 basis points	0.8	(0.9)	(0.1)
Down 30 basis points	(1.4)	0.9	(0.5)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the Consolidated Financial Statements for more information on the incentive fee.
(2)	The three month LIBOR rate at June 30, 2020 was 30 basis points. This table assumes LIBOR would not fall below zero.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and six months ended June 30, 2020 and 2019, we did not engage in hedging activities.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we, or our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) emerged in China and has since spread and continues to spread to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact on our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or mitigate its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We could also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In the event that the LIBOR Rate is no longer available or published on a current basis or no longer made available or used for determining the interest rate of loans, our administrative agent that manages our loans will generally select a comparable successor rate; provided that (i) to the extent a comparable or successor rate is approved by the administrative agent, the approved rate shall be applied in a manner consistent with market practice; and (ii) to the extent such market practice is not administratively feasible for the administrative agent, such approved rate shall be applied as otherwise reasonably determined by the administrative agent.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted to the outbreak by instituting quarantines, “work from home” measures, prohibitions on travel, and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity, and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets, and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, potential future impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets, and result in decisions by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow, and have a material adverse impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of the COVID-19 pandemic that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. The impact of COVID- 19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic may have a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

So far, the COVID-19 pandemic could result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

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

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90.0% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4.0% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on December 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to defer a distribution of income earned during the current year beyond December 31, 2020, we will incur the 4% U.S. federal excise tax on some or all of the deferred amount.

Due to the COVID-19 pandemic or other disruptions in the economy, we could take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. We may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4.0% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our common stock as discussed below under “We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.”

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

Our investments in portfolio companies that operate in the business services industry represent approximately 15.13% of our total portfolio as of June 30, 2020. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2020, the Company issued 21,666 shares of common stock under the distribution reinvestment program (“DRIP”).

This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP for the six months ended June 30, 2020 was $228,943. No shares were issued under the DRIP program during the six months ended June 30, 2019.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

Exhibit
Number	Description

10.1	Third Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated as of May 15, 2020, between the registrant, as borrower, and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to the Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on May 18, 2020)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 30, 2020	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
	Name:	Robert T. Ladd
	Title:	Chief Executive Officer and President

By:	/s/ W. Todd Huskinson
Name:	W. Todd Huskinson
Title:	Chief Financial Officer