Form 10-Q
period 2020-09-30
Stellus Capital Investment Corp
filed 2020-10-30
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of October 29, 2020 was 19,486,003.

i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $647,253,034 and $642,707,824, respectively)	$622,438,345	$628,948,077
Cash and cash equivalents	38,617,969	16,133,315
Receivable for sales and repayments of investments	145,359	123,409
Interest receivable	1,870,260	2,914,710
Other receivables	60,495	25,495
Prepaid expenses	189,760	368,221
Total Assets	$663,322,188	$648,513,227
LIABILITIES
Notes payable	$48,223,734	$47,974,202
Credit facility payable	184,611,294	160,510,633
SBA-guaranteed debentures	158,059,560	157,543,853
Dividends payable	6,040,664	2,167,630
Management fees payable	5,540,073	2,695,780
Income incentive fees payable	584,881	1,618,509
Capital gains incentive fees payable	—	880,913
Interest payable	838,077	2,322,314
Unearned revenue	594,066	559,768
Administrative services payable	776,884	413,278
Deferred tax liability	257,412	134,713
Income tax payable	806,000	917,000
Other accrued expenses and liabilities	439,716	203,461
Total Liabilities	$406,772,361	$377,942,054
Commitments and contingencies (Note 7)
Net Assets	$256,549,827	$270,571,173
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,486,003 and 19,131,746 issued and outstanding, respectively)	$19,486	$19,132
Paid-in capital	277,116,729	272,117,091
Accumulated undistributed deficit	(20,586,388)	(1,565,050)
Net Assets	$256,549,827	$270,571,173
Total Liabilities and Net Assets	$663,322,188	$648,513,227
Net Asset Value Per Share	$13.17	$14.14

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	For the	For the
	three	three	nine	nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income	$13,707,343	$15,134,874	$42,192,411	$42,366,134
Other income	309,406	380,353	926,661	1,154,277
Total Investment Income	$14,016,749	$15,515,227	$43,119,072	$43,520,411
OPERATING EXPENSES
Management fees	$2,796,878	$2,480,918	$8,259,127	$7,007,925
Valuation fees	134,246	109,296	263,080	238,246
Administrative services expenses	431,894	425,849	1,335,423	1,246,754
Income incentive fees	461,590	1,583,145	1,969,976	4,339,813
Capital gains incentive (reversal) fees	-	533,920	(880,913)	1,811,533
Professional fees	224,517	166,802	761,745	840,683
Directors' fees	77,500	83,000	320,316	300,000
Insurance expense	94,094	87,601	280,236	259,947
Interest expense and other fees	3,861,072	3,774,316	12,245,870	10,808,373
Income tax expense	367,836	350,549	853,631	705,677
Other general and administrative expenses	238,177	121,172	706,559	413,742
Total Operating Expenses	$8,687,804	$9,716,568	$26,115,050	$27,972,693
Net Investment Income	$5,328,945	$5,798,659	$17,004,022	$15,547,718
Net realized gain (loss) on non-controlled, non-affiliated investments	$151,697	$6,200,367	$(2,444,759)	$19,142,603
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	$2,120,787	$(3,534,972)	$(11,054,942)	$(10,049,241)
(Provision) benefit for taxes on net unrealized gain on investments	$(92,749)	$4,200	$(122,699)	$(35,701)
Net Increase in Net Assets Resulting from Operations	$7,508,680	$8,468,254	$3,381,622	$24,605,379
Net Investment Income Per Share	$0.27	$0.31	$0.87	$0.86
Net Increase in Net Assets Resulting from Operations Per Share	$0.39	$0.45	$0.17	$1.36
Weighted Average Shares of Common Stock Outstanding	19,486,030	18,905,959	19,466,647	18,056,271
Distributions Per Share	$0.56	$0.34	$1.15	$1.02

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the	For the	For the
	three	three	nine	nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Increase in Net Assets Resulting from
Operations
Net investment income	$5,328,945	$5,798,659	$17,004,022	$15,547,718
Net realized gain (loss) on non-controlled, non-affiliated investments	151,697	6,200,367	(2,444,759)	19,142,603
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	2,120,787	(3,534,972)	(11,054,942)	(10,049,241)
(Provision) benefit for taxes on unrealized appreciation on investments	(92,749)	4,200	(122,699)	(35,701)
Net Increase in Net Assets Resulting from Operations	$7,508,680	$8,468,254	$3,381,622	$24,605,379
Stockholder Distributions From:
Net investment income	$(10,912,161)	$(6,426,113)	$(22,402,959)	$(18,586,471)
Total Distributions	$(10,912,161)	$(6,426,113)	$(22,402,959)	$(18,586,471)
Capital Share Transactions
Issuance of common stock	$—	$—	$5,023,937	$42,599,510
Sales load	—	—	(5,681)	(1,003,731)
Offering costs	—	—	(18,169)	(293,072)
Partial share transactions	—	(237)	(96)	945
Net Increase (Decrease) in Net Assets Resulting From Capital Share Transactions	$—	$(237)	$4,999,991	$41,303,652
Total (Decrease) Increase in Net Assets	$(3,403,481)	$2,041,904	$(14,021,346)	$47,322,560
Net Assets at Beginning of Period	$259,953,308	$270,125,663	$270,571,173	$224,845,007
Net Assets at End of Period	$256,549,827	$272,167,567	$256,549,827	$272,167,567

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	nine	nine
	months ended	months ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,381,622	$24,605,379
Adjustments to reconcile net increase in net assets
from operations to net cash used in operating activities:
Purchases of investments	(87,193,368)	(172,852,479)
Proceeds from sales and repayments of investments	82,360,666	101,491,694
Net change in unrealized appreciation on investments	11,054,942	10,049,241
Increase in investments due to PIK	(568,028)	(378,119)
Amortization of premium and accretion of discount, net	(1,611,189)	(1,273,680)
Deferred tax provision	122,699	35,701
Amortization of loan structure fees	500,495	377,741
Amortization of deferred financing costs	249,532	248,621
Amortization of loan fees on SBA-guaranteed debentures	515,707	452,804
Net realized loss (gain) on investments	2,444,759	(19,142,603)
Changes in other assets and liabilities
Decrease in interest receivable	1,044,450	969,165
(Increase) decrease in other receivable	(35,000)	59,751
Decrease in prepaid expenses	178,461	257,265
Increase in management fees payable	2,844,293	296,943
Decrease in incentive fees payable	(1,033,628)	(134,195)
(Decrease) increase in capital gains incentive fees payable	(880,913)	1,811,532
Increase in administrative services payable	363,606	10,169
Decrease in interest payable	(1,484,237)	(1,011,486)
Increase in unearned revenue	34,298	102,157
(Decrease) increase in income tax payable	(111,000)	400,908
Increase in other accrued expenses and liabilities	236,255	99,798
Net Cash Provided by (Used in) Operating Activities	$12,414,422	$(53,523,693)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$4,794,994	$42,599,510
Sales load for common stock issued	(5,681)	(1,003,731)
Offering costs paid for common stock	(18,169)	(485,209)
Stockholder distributions paid	(18,300,982)	(18,251,993)
Financing costs paid on SBA Debentures	—	(200,000)
Borrowings under Credit Facility	97,450,000	173,000,000
Repayments of Credit Facility	(72,000,000)	(136,500,000)
Financing costs paid on Credit facility	(1,849,834)	(92,500)
Partial share transactions	(96)	945
Net Cash Provided by Financing Activities	$10,070,232	$59,067,022
Net Increase in Cash and Cash Equivalents	$22,484,654	$5,543,329
Cash and cash equivalents balance at beginning of period	16,133,315	17,467,146
Cash and Cash Equivalents Balance at End of Period	$38,617,969	$23,010,475
Supplemental and Non-Cash Activities
Cash paid for interest expense	$12,433,551	$10,735,379
Excise tax paid	940,000	280,000
Shares issued pursuant to Dividend Reinvestment Plan	228,943	—
Increase in dividends payable	3,873,034	334,478
Increase in deferred offering costs	—	192,137

 Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Adams Publishing Group, LLC									Greenville, TN
Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$5,177,580	5,145,918	5,151,692	2.01%
Delayed Draw Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023		$167,010	167,010	166,175	0.06%
Total											$5,312,928	$5,317,867	2.07%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.00%	6.75%		8/8/2018	8/8/2023	Containers, Packaging & Glass	$13,404,736	13,228,077	13,404,736	5.23%
Revolver	(8)(35)	First Lien	3M L+5.75%	1.00%	6.75%		8/8/2018	8/8/2023		$1,000,000	1,000,000	1,000,000	0.39%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			250,000 units	250,000	280,000	0.11%
Total											$14,478,077	$14,684,736	5.73%
APE Holdings, LLC									Deer Park, TX
Class A Common Units	(4)	Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000 units	375,000	110,000	0.04%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					1/26/2016		Services: Business	254,250 units	0	1,310,000	0.51%
Stratose Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	0	3,880,000	1.51%
Total											$0	$5,190,000	2.02%
ASC Communications, LLC	(17)								Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.25%	1.00%	7.25%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$4,259,259	4,242,007	4,088,889	1.59%
Term Loan	(35)	First Lien	1M L+6.25%	1.00%	7.25%		2/4/2019	6/29/2023		$7,240,741	7,180,913	6,951,111	2.71%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	79,813	340,000	0.13%
Total											$11,502,733	$11,380,000	4.43%
BFC Solmetex, LLC									Nashville, TN
Revolver	(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023	Environmental Industries	$2,139,364	2,139,364	1,936,125	0.75%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023		$11,504,156	11,405,535	10,411,262	4.06%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023		$1,196,363	1,186,107	1,082,709	0.42%
Total											$14,731,006	$13,430,096	5.23%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	8.60%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,469,741	16,695,804	6.51%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	6/30/2020		$374,586	374,586	374,586	0.15%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,500,000	0.58%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	1,410,000	0.55%
Total											$18,781,588	$19,980,390	7.79%
Café Valley, Inc.									Phoenix, AZ
Term Loan	(35)	First Lien	1M L+7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$17,442,857	17,157,895	16,919,571	6.60%
CF Topco LLC, Common Units	(4)	Equity					8/28/2019			8,810 shares	880,952	690,000	0.27%
Total											$18,038,847	$17,609,571	6.87%

 Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2020

C.A.R.S. Protection Plus, Inc.								Murrysville, PA
Term Loan	(35)	First Lien	1M L+8.50%	0.50%	9.00%	12/31/2015	12/31/2020	Automotive	$94,003	93,887	94,003	0.04%
Term Loan (SBIC)	(2)(35)	First Lien	1M L+8.50%	0.50%	9.00%	12/31/2015	12/31/2020		$7,332,210	7,323,114	7,332,210	2.86%
CPP Holdings LLC Class A Common Units	(4)	Equity				12/31/2015			149,828 shares	149,828	410,000	0.16%
Total										$7,566,829	$7,836,213	3.06%
Colford Capital Holdings, LLC								New York, NY
Preferred Units	(4)(5)	Equity				8/20/2015		Finance	38,893 units	195,036	20,000	0.01%
Condor Top Holdco Limited								Clifton, NJ
Convertible Preferred Shares	(4)	Equity				10/27/2017			500,000 shares	442,197	1,240,000	0.48%
Condor Holdings Limited Preferred Shares, Class B	(4)	Equity				10/27/2017			500,000 shares	57,804	160,000	0.06%
Total										$500,001	$1,400,000	0.54%
Convergence Technologies, Inc.								Indianpolis, IN
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%	8/31/2018	8/30/2024	Services: Business	$7,000,000	6,900,637	7,000,000	2.73%
Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%	2/28/2019	8/30/2024		$1,407,143	1,385,776	1,407,143	0.55%
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%	8/14/2020	8/30/2024		$3,750,000	3,677,563	3,750,000	1.46%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%	8/31/2018	8/30/2024		$5,263,393	5,263,393	5,263,393	2.05%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity				8/31/2018			5,282 units	547,795	620,000	0.24%
Total										$17,775,164	$18,040,536	7.03%
Data Centrum Communications, Inc.								Montvale, NJ
Term Loan	(35)	First Lien	3M L+5.50%	1.00%	6.50%	5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$16,046,875	15,804,305	15,485,234	6.04%
Health Monitor Holdings, LLC Seires A Preferred Units	(4)	Equity				5/15/2019			1,000,000 shares	1,000,000	650,000	0.25%
Total										$16,804,305	$16,135,234	6.29%
Douglas Products Group, LP								Liberty, MO
Class A Common Units	(4)	Equity				12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	840,000	0.33%
DRS Holdings III, Inc.	(10)							St. Louis, MO
Term Loan	(35)	First Lien	3M L+5.75%	1.00%	6.75%	11/1/2019	11/1/2025	Consumer Goods: Durable	$9,925,000	9,838,163	9,925,000	3.87%

DTE Enterprises, LLC	(18)							Roselle, IL
Term Loan	(35)	First Lien	3M L+7.50%	1.50%	9.00%	4/13/2018	4/13/2023	Energy: Oil & Gas	$10,991,941	10,867,089	10,662,183	4.16%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity				4/13/2018			776,316 shares	466,204	420,000	0.16%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity				4/13/2018			723,684 shares	723,684	400,000	0.16%
Total										$12,056,977	$11,482,183	4.48%
Elliott Aviation, LLC								Moline, IL
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%	1/31/2020	1/31/2025	Aerospace & Defense	$18,545,625	18,215,823	18,360,169	7.16%
Revolver	(3)(35)	First Lien	3M L+6.00%	1.75%	7.75%	1/31/2020	1/31/2025		$450,000	450,000	445,500	0.17%
SP EA Holdings, LLC Preferred Shares, Class A	(4)	Equity				1/31/2020			900,000 shares	900,000	710,000	0.28%
Total										$19,565,823	$19,515,669	7.61%
Empirix Holdings I, Inc.								Billerica, MA
Common Shares, Class A	(4)	Equity				11/1/2013		Software	1,304 shares	1,304,232	1,280,000	0.50%
Common Shares, Class B	(4)	Equity				11/1/2013			1,317,406 shares	13,174	10,000	0.00%
Total										$1,317,406	$1,290,000	0.50%

 Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2020

Energy Labs Holding Corp.									Houston, TX
Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	970,000	0.38%
Exacta Land Surveyors, LLC	(25)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,756,875	16,514,654	16,589,306	6.47%
Revolver	(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024		$1,500,000	1,500,000	1,485,000	0.58%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity					2/8/2019			1,069,143 shares	1,069,143	780,000	0.30%
Total											$19,083,797	$18,854,306	7.35%
EOS Fitness Holdings, LLC									Phoenix, AZ
Preferred Units	(4)	Equity					12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	110,000	0.04%
Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	0	0	0.00%
Total											$0	$110,000	0.04%
Fast Growing Trees, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(35)	First Lien	3M L+7.75%	1.00%	8.75%		2/5/2018	02/05/23	Retail	$15,092,490	14,934,306	15,092,490	5.88%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	1,000,000	2,450,000	0.95%
Total											$15,934,306	$17,542,490	6.83%
FB Topco, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.52%		6/27/2018	4/24/2023	Education	$20,645,877	20,395,821	20,439,418	7.97%
Delayed Draw Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.55%		6/27/2018	4/24/2023		$1,131,959	1,131,959	1,120,640	0.44%
Total											$21,527,780	$21,560,058	8.41%
Furniture Factory Outlet, LLC									Fort Smith, AR
Term Loan	(23)	First Lien	7.00%		0.00%		6/10/2016	6/10/2021	Consumer Goods: Durable	$12,878,667	12,824,229	2,060,587	0.80%
Furniture Factory Holdings, LLC Term Loan	(6)(29)	Unsecured	11.00%			0.00%	6/10/2016	2/3/2021		$163,423	163,423	0	0.00%
Furniture Factory Ultimate Holding, LP Common Units	(4)	Equity					6/10/2016			13,445 shares	94,569	0	0.00%
Total											$13,082,221	$2,060,587	0.80%
GK Holdings, Inc.									Cary, NC
Term Loan	(33)(35)	Second Lien	3M L+10.25%	1.00%	0.00%		1/30/2015	1/20/2022	Education	$5,000,000	4,974,680	2,925,000	1.14%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(35)	Second Lien	3M L+9.00%	1.50%	10.50%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,443,680	3,667,500	1.43%
GS HVAM Intermediate, LLC									Carlsbad, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$13,158,144	13,047,385	13,158,144	5.13%
Revolver	(34)(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024		$265,152	265,152	265,152	0.10%
HV GS Acquisition, LP Class A Interests	(4)	Equity					6/29/2018			1,796 shares	1,618,844	1,660,000	0.65%
Total											$14,931,381	$15,083,296	5.88%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(27)(35)	First Lien	3M L+7.00%	1.50%	8.50%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,503,720	4,503,720	2,589,639	1.01%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	0	0.00%
Total											$8,613,244	$2,589,639	1.01%

 Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2020

I2P Holdings, LLC									Cleveland, OH
Series A Preferred	(4)	Equity					1/31/2018		Services: Business	750,000 shares	750,000	2,860,000	1.11%
Ian, Evan & Alexander Corporation	(36)								Reston, VA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		7/31/2020	7/31/2025	Services: Business	$7,231,571	7,090,689	7,090,689	2.76%
EC Defense Holding, Class B Units	(2)(4)	Equity					7/31/2020			20,054 shares	500,000	500,000	0.19%
Total											$7,590,689	$7,590,689	2.95%
ICD Holdings, LLC									San Francisco, CA
Class A Preferred	(4)(5)	Equity					1/1/2018			9,962 shares	474,182	1,690,000	0.66%
Industry Dive, Inc.	(37)								Washington, D.C.
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.75%	1.00%	7.75%		7/17/2020	8/30/2024	Services: Business	$7,040,927	6,904,971	6,904,971	2.69%
Integrated Oncology Network, LLC	(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$16,512,110	16,253,267	16,512,110	6.44%
Revolver	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024		$553,517	553,517	553,517	0.22%
Total											$16,806,784	$17,065,627	6.66%
Interstate Waste Services, Inc.									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	21,925 shares	946,125	370,000	0.14%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024	Healthcare & Pharmaceuticals	$5,955,000	5,854,342	5,955,000	2.32%
Term Loan	(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024		$11,413,750	11,220,822	11,413,750	4.45%
Total											$17,075,164	$17,368,750	6.77%
Invincible Boat Company, LLC	(28)								Opa Locka, FL
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,850,000	5,750,011	5,850,000	2.28%
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$6,337,500	6,166,490	6,337,500	2.47%
Invincible Parent Holdco, LLC Class A Common Units	(4)	Equity					8/28/2019			1,000,000 shares	968,105	660,000	0.26%
Total											$12,884,606	$12,847,500	5.01%
J.R. Watkins, LLC									San Francisco, CA
Term Loan (SBIC)	(2)	First Lien	7.00%		7.00%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,250,000	12,127,262	11,270,000	4.39%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,133 shares	1,132,576	220,000	0.09%
Total											$13,259,838	$11,490,000	4.48%
Jurassic Acquisiton Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	5.72%		12/28/2018	11/15/2024	Metals & Mining	$17,193,750	17,003,162	16,935,844	6.60%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+7.50%	1.00%	9.02%		3/30/2018	3/30/2023	Automotive	$9,750,000	9,639,161	9,701,250	3.78%
KidKraft, Inc.									Dallas, TX
Term Loan	(6)(21)(22)(38)	First Lien	3M L+6.00%		0.00%	0.00%	9/30/2016	8/15/2022	Consumer Goods: Durable	$1,500,000	1,500,000	1,500,000	0.58%
KidKraft Group Holdings, LLC Preferred B Units	(4)	Equity					4/3/2020			4,000,000 shares	4,000,000	0	0.00%
Total											$5,500,000	$1,500,000	0.58%

 Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2020

Lynx FBO Operating, LLC	(31)							Houston, TX
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%	9/30/2019	9/30/2024	Aerospace & Defense	$13,612,500	13,385,555	13,612,500	5.31%
Lynx FBO Investments, LLC Class A-1 Common Units	(4)	Equity				9/30/2019			3,704 shares	500,040	510,000	0.20%
Total										$13,885,595	$14,122,500	5.51%
Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(35)	First Lien	1M L+8.00%	0.50%	8.50%	11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,495,060	4,482,757	4,495,060	1.75%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity				11/30/2016			5,000 shares	50,000	60,000	0.02%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity				11/30/2016			4,500 shares	450,000	540,000	0.21%
Total										$4,982,757	$5,095,060	1.98%
Mobile Acquisition Holdings, LP								Santa Clara, CA
Class A Common Units	(4)	Equity				11/1/2016		Software	750 units	455,385	2,010,000	0.78%
Munch's Supply, LLC								New Lenox, IL
Term Loan	(35)	First Lien	3M L+6.25%	1.00%	7.25%	4/11/2019	4/11/2024	Capital Equipment	$7,247,478	7,193,610	7,247,478	2.82%
Delayed Draw Term Loan	(20)(35)	First Lien	3M L+6.25%	1.00%	7.25%	4/11/2019	4/11/2024		$650,744	641,423	650,744	0.25%
Cool Supply Holdings, LLC Class A Common Units	(4)	Equity				4/11/2019			500,000 units	496,362	650,000	0.25%
Total										$8,331,395	$8,548,222	3.32%
National Trench Safety, LLC, et al								Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%	3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,936,197	10,000,000	3.90%
NTS Investors, LP Class A Common Units	(4)	Equity				3/31/2017			2,335 units	500,000	580,000	0.23%
Total										$10,436,197	$10,580,000	4.13%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)							Phoenix, AZ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%	8/30/2019	8/30/2024	Services: Business	$5,914,773	5,818,156	5,914,773	2.31%
Term Loan	(35)	First Lien	3M L+6.25%	1.50%	7.75%	8/30/2019	8/30/2024		$9,379,540	9,226,326	9,379,540	3.66%
CGC NH, Inc. Common Units	(4)	Equity				8/30/2019			123 shares	440,758	490,000	0.19%
Total										$15,485,240	$15,784,313	6.16%
NGS US Finco, LLC								Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+8.50%	1.00%	9.50%	10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,879,974	9,850,000	3.84%
NS412, LLC								Dallas, TX
Term Loan	(35)	Second Lien	3M L+8.50%	1.00%	9.50%	5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,488,106	7,424,625	2.89%
NS Group Holding Company, LLC Class A Common Units	(4)	Equity				5/6/2019			750 shares	750,000	540,000	0.21%
Total										$8,238,106	$7,964,625	3.10%
NuMet Machining Techniques, LLC								Birmingham, UK
Term Loan	(5)(35)	Second Lien	3M L+9.00%	2.00%	11.00%	11/5/2019	5/5/2026	Aerospace & Defense	$11,700,000	11,489,069	11,349,000	4.42%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	3M L+9.00%	2.00%	11.00%	11/5/2019	5/5/2026		$7,800,000	7,659,380	7,566,000	2.95%
Bromford Holdings, L.P. Class A Membership Units	(4)(5)	Equity				11/5/2019			1,000,000 shares	1,000,000	400,000	0.16%
Total										$20,148,449	$19,315,000	7.53%

 Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2020

Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$13,847,951	13,663,324	13,847,951	5.40%
Functional Aggregator, LLC Common Units	(4)	Equity					11/15/2018			12,500 shares	1,250,000	1,230,000	0.48%
Total											$14,913,324	$15,077,951	5.88%
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common LP Units	(4)	Equity					3/29/2019		Finance	750,000 shares	0	1,340,000	0.52%
PCS Software, Inc.									Shenandoah, Tx
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$1,975,000	1,943,830	1,975,000	0.77%
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$15,059,375	14,821,704	15,059,375	5.87%
Delayed Draw Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$995,000	995,000	995,000	0.39%
Revolver	(35)(11)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$241,660	241,660	241,660	0.09%
PCS Software Holdings, LLC Class A Preferred Units	(4)	Equity					7/1/2019			325,000 shares	325,000	300,000	0.12%
Total											$18,327,194	$18,571,035	7.24%
Pioneer Transformers, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+6.00%	1.50%	7.50%		11/22/2019	8/16/2024	Capital Equipment	$4,950,000	4,876,316	4,950,000	1.93%
Premiere Digital Services, Inc.									Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	8.25%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$9,992,518	9,793,223	9,992,518	3.89%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	8.25%		10/18/2018	10/18/2023		$2,428,772	2,381,802	2,428,772	0.95%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	140,000	0.05%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	450,000	1,270,000	0.50%
Total											$12,675,025	$13,831,290	5.39%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(26)(35)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,966,447	2,876,760	1.12%
Sales Benchmark Index, LLC	(7)(14)								Dallas, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$14,352,036	14,100,199	14,352,036	5.59%
SBI Holdings Investments, LLC Class A Preferred Units	(4)	Equity					1/7/2020			66,573 units	665,730	670,000	0.26%
Total											$14,765,929	$15,022,036	5.85%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2021	Finance	$15,500,000	15,500,000	14,415,000	5.62%
Skopos Financial Group, LLC Series A Preferred Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	500,000	0.19%
Total											$16,662,544	$14,915,000	5.81%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,382,094	14,343,947	14,382,094	5.61%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	800,000	0.31%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	90,000	0.04%
Total											$14,562,433	$15,272,094	5.96%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	8.33%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,288,231	21,433,220	8.35%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,316,850	6,385,182	2.49%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	700,000	0.27%
Total											$6,816,850	$7,085,182	2.76%

 Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2020

TFH Reliability, LLC								Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+10.75%	0.80%	11.55%	10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,831,333	5,757,500	2.24%
TFH Reliability Group, LLC Class A-1 Units	(4)	Equity				6/29/2020			27,129 shares	21,511	10,000	0.00%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity				10/21/2016			250,000 shares	231,521	170,000	0.07%
Total										$6,084,365	$5,937,500	2.31%
U.S. Auto Sales, Inc. et al								Lawrenceville, GA
USASF Blocker II, LLC Common Units	(4)(5)	Equity				6/8/2015		Finance	441 units	441,000	690,000	0.27%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity				2/13/2018			125 units	125,000	200,000	0.08%
USASF Blocker IV, LLC Units	(4)(5)	Equity				5/27/2020			110 units	110,000	170,000	0.07%
USASF Blocker LLC Common Units	(4)(5)	Equity				6/8/2015			9,000 units	9,000	10,000	0.00%
Total										$685,000	$1,070,000	0.42%
Venbrook Buyer, LLC	(19)							Los Angeles, CA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.50%	8.00%	3/13/2020	3/13/2026	Services: Business	$13,117,417	12,874,828	12,920,655	5.04%
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%	3/13/2020	3/13/2026		$149,250	146,490	147,011	0.06%
Revolver	(35)	First Lien	6M L+6.50%	1.50%	8.00%	3/13/2020	3/13/2026		$2,222,222	2,222,222	2,188,889	0.85%
Venbrook Holdings, LLC Common Units	(4)	Equity				3/13/2020			500,000 shares	500,000	450,000	0.18%
Total										$15,743,540	$15,706,555	6.13%
VRI Ultimate Holdings, LLC								Franklin, OH
Class A Preferred Units	(4)	Equity				5/31/2017		Healthcare & Pharmaceuticals	326,797 shares	500,000	640,000	0.25%
Whisps Acquisiton Corp.								Elgin, IL
Term Loan	(35)	First Lien	6M L+6.00%	1.00%	7.00%	4/26/2019	4/18/2025	Beverage, Food, & Tobacco	$8,125,000	8,003,352	8,125,000	3.17%
Whisps Holding LP Class A Common Units	(4)	Equity				4/18/2019			500,000 shares	500,000	830,000	0.32%
Total										$8,503,352	$8,955,000	3.49%
Wise Parent Company, LLC								Salt Lake City, UT
Membership Units	(4)	Equity				8/27/2018		Beverage, Food, & Tobacco	6 units	35,894	610,000	0.24%

Total Non-controlled, non-affiliated investments										$647,253,034	$622,438,345	242.62%
Net Investments										$647,253,034	$622,438,345	242.62%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(365,888,518)	(142.62)%
NET ASSETS											$256,549,827	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $18,510,108 of cash and $219,994,657 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(3)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,250,000, with an interest rate of LIBOR plus 6.00% and a maturity of January 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

 Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2020

(4)	Security is non-income producing.

(5)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 91% of the Company’s total assets as of September 30, 2020.

(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,331,461, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of August 8, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(9)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $512,278 of cash and $22,298,824 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(10)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $909,091, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)

Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,076,484, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(12)	These loans have LIBOR floors that are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,328,652, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since October 31, 2017.

(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,667, with an interest rate of LIBOR plus 5.00% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(19)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $4,444,444, with an interest rate of LIBOR plus 6.50% and a maturity of March 13, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(20)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,511,111, with an interest rate of LIBOR plus 6.25% and a maturity of April 11, 2024. This investment is accruing an unused commitment fee of 1.00% per annum

(21)	Investment has been on non-accrual since January 1, 2020.

(22)	This loan is a unitranche investment.

(23)	Investment has been on non-accrual since April 1, 2020.

(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(25)	Excluded from the investment is an undrawn delayed draw term commitment in an amount not to exceed $4,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. The Company has full discretion to fund the delayed draw term loan commitment.

(26)	Investment has been on non-accrual since June 28, 2019.

 Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2020

(27)	Maturity date is under ongoing negotiations with portfolio company and other lenders.

(28)

Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,420,455, with an interest rate of LIBOR plus 6.50% and a maturity of August 28, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(29)	Investment has been on non-accrual since April 1, 2020.

(30)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,767,584, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.

(31)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,875,000, with an interest rate of LIBOR plus 5.75% and a maturity of September 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(32)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,763,033, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(33)	Investment has been on non-accrual since January 1, 2020.

(34)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,386,364, with an interest rate of LIBOR plus 5.75% and a maturity of October 2, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(35)	These loans have LIBOR Floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

(36)

Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 8.50% and a maturity of July 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum. This undrawn revolver commitment is held by the SBIC.

(37)

Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.75% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(38)	These loans are last-out term loans with contractual rates lower than the applicable LIBOR rates; therefore, the floors are in effect.

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

September 30, 2020

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

As of September 30, 2020, the Company had issued a total of 19,486,003 shares and raised $286,629,818 in gross proceeds since Inception, incurring $9,127,228 in offering expenses and sales load fees for net proceeds from offerings of $277,502,590. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

The SBIC licenses allow the SBIC subsidiary and SBIC II subsidiary (together, “the SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC subsidiary, SBA regulations limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For the SBIC II subsidiary, SBA regulations limit these amounts for two SBICs to an aggregate of $175,000,000 of borrowings when it has an aggregate of at least $87,500,000 of regulatory capital.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

As of both September 30, 2020 and December 31, 2019, the SBIC subsidiary had $75,000,000 in regulatory capital and $150,000,000 of SBA-guaranteed debentures outstanding. As of both September 30, 2020 and December 31, 2019, the SBIC II subsidiary had $20,000,000 in regulatory capital and $11,000,000 of SBA-guaranteed debentures outstanding. See footnote (2) of the Consolidated Schedule of Investments as of September 30, 2020 for additional information regarding the treatment of the SBIC subsidiaries’ investments with respect to the Credit Facility (as defined in Note 9).

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

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by shareholders at the Company’s 2018 annual meeting of stockholders. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 28, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2020, our asset coverage ratio was 209%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2020 and September 30, 2019 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019. In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

COVID-19 Developments

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. As of the three and nine months ended September 30, 2020, and subsequent to September 30, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. The Company believes that any such COVID-19 pandemic impacts have been reflected in the valuation of its investments.

The global impact of the outbreak continues to evolve, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, remain uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of the Company’s portfolio investments and the Company’s financial condition.

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

Cash and Cash Equivalents

At September 30, 2020, cash balances totaling $327,783 exceeded the FDIC insurance protection levels of $250,000 by $77,783. In addition, at September 30, 2020, the Company held $38,290,186 in cash equivalents, which are carried at cost, which approximates the fair value of the cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after September 30, 2020, by circumstances and events that are not yet known.

The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals in order to fulfill short-term liquidity needs. The Company is working with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. For the nine months ended September 30, 2020, no interest deferrals have been made; related to COVID-19 or otherwise.

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

Deferred Financing Costs, Prepaid Loan Fees on SBA Debentures and Prepaid Loan Structure Fees

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of the 2022 Notes, our Credit Facility, and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are presented as a direct deduction to the carrying amount of the respective liability and amortized using the straight-line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.

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
September 30, 2020
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

A presentation of the interest income we have received from portfolio companies for the three and nine months ended September 30, 2020 and 2019 is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Loan interest	$12,651,487	$13,970,645	$38,986,585	$39,725,547
PIK income	15,783	312,762	568,028	378,118
Fee amortization income(1)	597,153	524,288	1,826,982	1,465,356
Fee income acceleration(2)	442,920	327,179	810,816	797,113
Total Interest Income	$13,707,343	$15,134,874	$42,192,411	$42,366,134

(1)	Includes amortization of fees on unfunded commitments.

(2)	Unamortized loan origination fees recognized upon realization.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio-specific circumstances as well as other economic factors in determining collectability. As of September 30, 2020, loans to five portfolio companies were on non-accrual status, which represented approximately 6.8% of our loan portfolio at cost and 1.6% at fair value. As of December 31, 2019, loans to two portfolio companies were on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. As of September 30, 2020 and December 31, 2019, $6,671,756 and $3,779,593 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, it will be removed from non-accrual status.

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

The net change in depreciation for the nine months ended September 30, 2020 resulted primarily from company-specific write-downs.

The net change in appreciation for the three months ended September 30, 2020 resulted primarily from spread tightening and unrealized appreciation on certain equity positions.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and to operate in a manner to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The amount of taxable income subject to the excise tax in 2020 from prior years is $21,444,320.

Income tax expense of $367,836 and $853,631 for the three and nine months ended September 30, 2020, respectively, was related mostly to excise tax; as was income tax expense of $350,549 and $705,677 for the three and nine months ended September 30, 2019.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of September 30, 2020 and December 31, 2019, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and nine months ended September 30, 2020 and 2019, were de minimis.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

For the three and nine months ended September 30, 2020, the Company recorded deferred income tax provision of ($92,749) and ($122,699), respectively, related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2019, the Company recorded deferred income tax benefit (provision) of $4,200 and ($35,701), respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2020 and December 31, 2019, the Company had a deferred tax liability of $257,412 and $134,713, respectively.

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

Distributable Earnings (Accumulated Undistributed Deficit)

The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Accumulated net realized loss from investments,
net of cumulative dividends of $24,557,535
for both periods	$(8,703,269)	$(6,258,510)
Net unrealized depreciation on non-controlled
non-affiliated investments and cash equivalents, net
of provision for taxes of $257,412 and $134,713,
respectively	(25,072,101)	(13,894,460)
Accumulated undistributed net investment income	13,188,983	18,587,920
Accumulated undistributed deficit	$(20,586,387)	$(1,565,050)

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

SEC Securities Offering Reform for Closed-End Investment Companies

The SEC recently adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the Accelerated Filer and Large Accelerated Filer definitions in Exchange Act Rule 12b-2 to exclude an issuer that is eligible to be a smaller reporting company and had annual revenues of less than $100 million. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700 million in public float, and (2) investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule became effective as of April 27, 2020. The impact of the Final Rule is not material to the Company’s financial statements.

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

For the three and nine months ended September 30, 2020, the Company recorded an expense for base management fees of $2,796,878 and $8,259,127, respectively. For the three and nine months ended September 30, 2019, the Company recorded an expense for base management fees of $2,480,918 and $7,007,925, respectively. As of September 30, 2020 and December 31, 2019, $5,540,073 and $2,695,780, respectively, were payable to Stellus Capital.

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

September 30, 2020

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

For the three and nine months ended September 30, 2020, the Company incurred $461,590 and $1,969,976, respectively, of Income Incentive Fees. For the three and nine months ended September 30, 2019, the Company incurred $1,583,145 and $4,339,813, respectively, of Income Incentive Fees. As of September 30, 2020 and December 31, 2019, $584,881 and $1,618,509, respectively, of such Income Incentive Fees were payable to the Advisor, of which $461,058 and $1,463,003, respectively, were currently payable (as explained below). As of September 30, 2020 and December 31, 2019, $123,823 and $152,476 respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2020, the Company accrued $0 and ($880,913), respectively, related to the Capital Gains Incentive Fee. The Company accrued $533,920 and $1,811,533 of Capital Gains Incentive Fee for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, $0 and $880,913, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income incentive fees incurred	$461,590	$1,583,145	$1,969,976	$4,339,813
Capital gains incentive fees incurred (reversed)	—	533,920	(880,913)	1,811,533
Incentive fee expense	$461,590	$2,117,065	$1,089,063	$6,151,346

	September 30,	December 31,
	2020	2019
Income incentive fee currently payable	$461,058	$1,466,033
Income incentive fee deferred	123,823	152,476
Capital gains incentive fee deferred	—	880,913
Incentive fee payable	$584,881	$2,499,422

Director Fees

For the three and nine months ended September 30, 2020, the Company recorded an expense relating to director fees of $77,500 and $320,316, respectively. For the three and nine months ended September 30, 2019, the Company recorded an expense relating to director fees of $83,000 and $300,000, respectively. As of September 30, 2020 and December 31, 2019, there were no fees payable to the Company’s independent directors.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both September 30, 2020 and December 31, 2019, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

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

Administration Agreement

The Company has entered into an administration agreement with Stellus Capital pursuant to which Stellus Capital will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, Stellus Capital will perform, or oversee the performance of, the administrative services required to be performed for the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

For the three and nine months ended September 30, 2020, the Company recorded expenses of $378,409 and $1,167,938, respectively, relating to the administration agreement with Stellus Capital. For the three and nine months ended September 30, 2019, the Company recorded expenses of $368,519 and $1,097,182, respectively, relating to the administration agreement with Stellus Capital. These amounts are included in administrative service expenses on the Statement of Operations. As of September 30, 2020 and December 31, 2019, $768,339 and $372,524, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

For the three and nine months ended September 30, 2020, the Company has declared distributions of $0.56 and $1.15 per share, respectively, on its common stock and paid $0.50 and $0.84 per share, respectively. The $0.56 in distributions declared during the three months ended September 30, 2020 represent the normal quarterly distribution of $0.25 per share each for the third and fourth quarter, as well as a special distribution of $0.06. The Company has declared distributions of $10.91 per share on its common stock from Inception through September 30, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Year/Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012	Various		$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017			$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020
January 10, 2020	January 31, 2020	February 14, 2020	$0.11
January 10, 2020	February 28, 2020	March 13, 2020	$0.11
January 10, 2020	March 31, 2020	April 15, 2020	$0.11
June 30, 2020	July 15, 2020	July 31, 2020	$0.25
July 29, 2020	September 15, 2020	September 30, 2020	$0.25
September 13, 2020	December 15, 2020	December 29, 2020	$0.25
September 13, 2020	December 15, 2020	December 29, 2020	$0.06
Total			$10.91

(1)	Distributions for fiscal years 2012 through 2019 are shown as aggregate amounts

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 0 and 21,666 shares through the DRIP during the three and nine months ended September 30, 2020, respectively. The Company did not issue shares in connection with the DRIP during the nine months ended September 30, 2019.

STELLUS CAPITAL INVESTMENT CORPORATION

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	521,715	44,326,153	14.43
Year to date September 30, 2020	354,257	5,023,842	5,681	18,169	4,999,992	14.18
Total	19,486,003	$286,629,817	$7,414,918	$1,712,309	$277,502,590

(1)	Net of partial share transactions. Such transactions impacted gross proceeds by $(96), $1,435, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes proceeds from common shares issued under the DRIP of $228,943 for the nine months ended September 30, 2020, $0 for the year ended December 31, 2019, $94,788 during the year ended December 31, 2018, $0 for the years ended December 31, 2017, 2016 and 2015, and $398,505, $930,385, $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

(3)	Net proceeds per this table will differ from the Statement of Assets and Liabilities as of December 31, 2019 and in subsequent periods in the amount of $366,375, which represents a tax reclassification of stockholder’s equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (reduces accumulated undistributed deficit).

The Company issued 332,591 shares during the nine months ended September 30, 2020 under the At-the-Market (“ATM”) Program, for gross proceeds of $4,794,994 and underwriting and other expenses of $23,850. The average per share offering price of shares issued in the ATM Program during 2020 was $14.42.

During the nine months ended September 30, 2019, the Company issued 2,952,149 shares in a secondary offering. Gross proceeds resulting from the secondary offering totaled $42,599,510 and underwriting and other expenses totaled $1,296,803. The per share offering price for the secondary offering was $14.43.

The Company issued 21,666 and 0 shares of common stock through the DRIP for the nine months ended September 30, 2020 and 2019, respectively. See Note 3 for further information on distributions.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 5 — NET INCREASE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net increase in net assets
resulting from operations	$7,508,680	$8,468,254	$3,381,622	$24,605,379
Weighted average common shares	19,486,030	18,905,959	19,466,647	18,056,271
Net increase in net assets from
operations per share	$0.39	$0.45	$0.17	$1.36

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

At September 30, 2020, the Company had investments in 66 portfolio companies. The total fair value and cost of the investments were $622,438,345 and $647,253,034, respectively. The composition of our investments as of September 30, 2020 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$506,767,192	$494,697,192
Senior Secured – Second Lien	83,778,390	61,416,385
Unsecured Debt	22,354,859	21,174,768
Equity	34,352,593	45,150,000
Total Investments	$647,253,034	$622,438,345

(1) Includes unitranche investments, which account for 13.4% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2020 and December 31, 2019, the Company had 18 and 17 such investments with aggregate unfunded commitments of $30,680,346 and $37,517,784, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2020 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$494,697,192	$494,697,192
Senior Secured – Second Lien	—	—	61,416,385	61,416,385
Unsecured Debt	—	—	21,174,768	21,174,768
Equity	—	—	45,150,000	45,150,000
Total Investments	$—	$—	$622,438,345	$622,438,345

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the nine months ended September 30, 2020 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$455,169,878	$111,961,013	$22,137,186	$39,680,000	$628,948,077
Purchases of investments	85,877,945	—	—	6,815,423	92,693,368
Payment-in-kind interest	—	506,754	61,273	—	568,027
Sales and redemptions	(41,497,598)	(43,642,752)	—	(2,748,250)	(87,888,600)
Realized (losses) gains	—	(4,003,655)	—	1,564,881	(2,438,774)
Change in unrealized depreciation
included in earnings (1)	(6,132,285)	(3,722,846)	(1,037,757)	(162,054)	(11,054,942)
Amortization of premium and accretion
of discount, net	1,279,252	317,871	14,066	—	1,611,189
Fair value at end of period	$494,697,192	$61,416,385	$21,174,768	$45,150,000	$622,438,345

(1) Includes reversal of positions during the nine months ended  September 30, 2020.

There were no Level 3 transfers during the nine months ended September 30, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2020:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$141,175,253	$120,690,888	19.39%
California	83,985,296	86,578,018	13.91%
Illinois	59,960,280	61,221,074	9.84%
Arizona	52,305,675	53,484,274	8.59%
New Jersey	38,832,086	39,095,292	6.28%
Ohio	36,193,246	37,802,257	6.07%
Canada	21,288,231	21,433,220	3.44%
New York	19,740,226	20,387,154	3.28%
Wisconsin	19,354,393	19,634,736	3.15%
United Kingdom	20,148,449	19,315,000	3.10%
Tennessee	20,043,934	18,747,963	3.01%
Indiana	17,775,164	18,040,536	2.90%
Pennsylvania	17,446,803	17,686,213	2.84%
South Carolina	15,934,306	17,542,490	2.82%
Maryland	17,003,162	16,935,844	2.72%
Florida	12,884,606	12,847,500	2.06%
Missouri	9,977,819	10,765,000	1.73%
Virginia	7,590,689	7,590,689	1.22%
Washington, D.C.	6,904,971	6,904,971	1.11%
Georgia	685,000	6,260,000	1.01%
North Carolina	4,974,680	2,925,000	0.47%
Puerto Rico	8,613,244	2,589,639	0.42%
Arkansas	13,082,221	2,060,587	0.33%
Massachusetts	1,317,406	1,290,000	0.21%
Utah	35,894	610,000	0.10%
	$647,253,034	$622,438,345	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2020:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$102,543,010	$109,620,906	17.61%
Healthcare & Pharmaceuticals	88,192,837	84,102,357	13.51%
Aerospace & Defense	53,599,867	52,953,169	8.51%
Beverage, Food, & Tobacco	41,509,474	42,257,867	6.79%
Media: Broadcasting & Subscription	32,220,215	34,198,444	5.49%
Consumer Goods: Durable	41,304,990	26,333,087	4.23%
Education	26,502,460	24,485,058	3.93%
Media: Advertising, Printing & Publishing	22,117,233	21,453,101	3.45%
High Tech Industries	21,288,231	21,433,220	3.44%
Capital Equipment	20,024,561	20,583,404	3.31%
Finance	18,016,762	19,035,000	3.06%
Transportation & Logistics	18,327,194	18,571,035	2.98%
Retail	15,934,306	17,542,490	2.82%
Automotive	17,205,990	17,537,463	2.82%
Metals & Mining	17,003,162	16,935,844	2.72%
Containers, Packaging, & Glass	14,478,077	14,684,736	2.36%
Environmental Industries	15,677,131	13,800,096	2.22%
Energy: Oil & Gas	12,655,159	12,452,183	2.00%
Consumer goods: non-durable	13,259,838	11,490,000	1.85%
Services: Consumer	26,204,553	10,841,385	1.74%
Construction & Building	10,436,197	10,580,000	1.70%
Utilities: Oil & Gas	9,879,974	9,850,000	1.58%
Chemicals, Plastics, & Rubber	6,599,021	6,887,500	1.11%
Software	2,272,792	4,700,000	0.76%
Hotel, Gaming, & Leisure	-	110,000	0.02%
	$647,253,034	$622,438,345	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2020:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
			HY credit spreads,	-3.35 to 7.16% (0.88%)
		Income/Market	Risk free rates	-2.94% to -0.25% (-1.91%)
First lien debt	$494,697,192	approach (2)	Market multiples	5x to 32x (11x)(4)

			HY credit spreads,	0.00% to 5.54% (1.33%)
		Income/Market	Risk free rates	-2.73% to 0.00% (-1.49%)
Second lien debt	$61,416,385	approach (2)	Market multiples	6x to 15x (9x)(4)

			HY credit spreads,	0.17% to 0.76% (0.39%)
		Income/Market	Risk free rates	-1.91% to -1.61% (-1.77%)
Unsecured debt	$21,174,768	approach (2)	Market multiples	1x to 18x (4x)(4)

			Underwriting multiple/
Equity investments	$45,150,000	Market approach (5)	EBITDA Multiple	1x to 24x (11x)
Total Long Term Level 3 Investments	$622,438,345

(1)	Weighted average based on fair value as of September 30, 2020.
(2)	Included but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.35% (-335 basis points) to 7.16% (716 basis points). The average of all changes was 0.88% (88 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)(3)
First lien debt	$455,169,878	Income/Market(2)	HY credit spreads,	-2.19% to 6.98% (0.57%)
		approach	Risk free rates	-1.48% to 0.52% (-0.68%)
			Market multiples	6x to 29x (12x)(4)(4)

Second lien debt	$111,961,013	Income/Market(2)	HY credit spreads,	-0.69% to 5.94% (1.19%)
		approach	Risk free rates	-1.34% to 0.48% (-0.42%)
			Market multiples	7x to 34x (14x)(4)(4)

Unsecured debt	$22,137,186	Income/Market	HY credit spreads,	-0.39% to 0.00% (-0.35%)
		approach (2)	Risk free rates	-0.45% to -0.42% (-0.43%)
			Market multiples	2x to 20x (4x)(4)(4)

Equity investments	$39,680,000	Market approach (5)	Underwriting multiple/	2x to 17x (10x)
Total Long Term Level 3			EBITDA Multiple
Investments	$628,948,077

(1)	Weighted average based on fair value as of December 31, 2019.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.19% (-219 basis points) to 6.98% (698 basis points). The average of all changes was 0.57%.

(4) (5)

Median of LTM (last twelve months) EBITDA multiples of comparable companies.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

As of September 30, 2020, the Company had $30,680,346 of unfunded commitments to provide debt financing to 18 existing portfolio companies. As of December 31, 2019, the Company had $37,517,784 of unfunded commitments to provide debt to 17 existing portfolio companies. As of September 30, 2020, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$14.14	$14.09
Net investment income	0.87	0.86
Change in unrealized depreciation	(0.57)	(0.56)
Net realized (loss) gain	(0.13)	1.06
Total from investment operations	$0.17	$1.36

Offering cost	—	(0.02)
Stockholder distributions from:
Net investment income	(1.15)	(1.02)
Other(6)	0.01	(0.01)
Net asset value at end of period	$13.17	$14.40

Per share market value at end of period	$8.70	$13.63
Total return based on market value(2)	(32.9)%	14.0%
Weighted average shares outstanding	19,466,647	18,056,271

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

	For the		For the
	nine months		nine months
	ended		ended
	September 30, 2020		September 30, 2019
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$256,549,827		$272,167,567
Weighted Average net assets	$251,792,913		$254,595,844
Annualized ratio of gross operating expenses to net assets(5)	13.86%		14.70%
Annualized ratio of interest expense and other fees to net assets	6.48%		5.68%
Annualized ratio of net investment income to net assets(5)	8.95%		8.15%
Portfolio Turnover(3)	14.05%		19.01%
Notes payable	$48,875,000		$48,875,000
Credit Facility payable	$187,000,000		$136,050,000
SBA Debentures	$161,000,000		$150,000,000
Asset coverage ratio(4)	2.09	x	2.47	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)	Calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.

(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(5)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments in Taxable Subsidiaries of ($122,699) and ($35,701), respectively, for the nine months ended September 30, 2020 and September 30, 2019, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the nine months ended September 30, 2020 and 2019 is .06% and .02%, respectively.

(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

NOTE 9 — CREDIT FACILITY

On October 11, 2017, the Company entered into a senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, September 13, 2019, December 27, 2019, May 15, 2020, and September 18, 2020 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The key changes from the September 18, 2020 amendment are as follows:

	Prior to amendment	As amended
Maturity Date	October 10, 2021	September 18, 2025
Commitment termination date	March 10, 2021	September 18, 2024
LIBOR floor	None	0.25%
Prime rate floor	None	3.00%
Asset coverage ratio	Minimum of 1.75 to 1.00 (maximum leverage of 1.33x)	Minimum of 1.67 to 1.00 (maximum leverage of 1.5x)
Refinancing of 2022 Notes	Not required	Required by March 15, 2022

The Credit Facility, as amended, provides for borrowings up to a maximum of $230,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $280,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. The commitment to fund the revolver expires on September 18, 2024, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 18, 2025.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00.

As of September 30, 2020, the Company was in compliance with these covenants.

As of September 30, 2020 and December 31, 2019, the outstanding balance under the Credit Facility was $187,000,000 and $161,550,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company incurred costs of $3,974,245 in connection with the Credit Facility, of which $1,672,306 is related to the September 18, 2020 amendment, which were capitalized and are being amortized over the life of the facility. As of September 30, 2020 and December 31, 2019, $2,388,706 and $1,039,367 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30,	December 31,
	2020	2019
Credit Facility payable	$187,000,000	$161,550,000
Prepaid loan structure fees	2,388,706	1,039,367
Credit facility payable, net of prepaid loan structure fees	$184,611,294	$160,510,633

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest expense	$1,273,878	$1,310,545	$4,666,949	$3,447,592
Loan fee amortization	199,233	120,244	499,867	351,877
Commitment fees on unused portion	63,031	99,089	144,907	338,238
Administration fees	9,047	8,822	26,451	26,178
Total interest and financing expenses	$1,545,189	$1,538,700	$5,338,174	$4,163,885

Weighted average interest rate	2.8%	4.9%	3.3%	5.0%
Effective interest rate(1)	3.4%	5.7%	3.8%	6.1%
Average debt outstanding	$181,141,304	$106,463,043	$187,178,467	$91,932,784

Cash paid for interest and unused fees	$1,330,262	$1,426,956	$4,979,585	$3,619,812

(1)	Includes the impact of loan fee amortization, including agency fees and unused fees.

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2020 and December 31, 2019, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of both September 30, 2020 and December 31, 2019, the SBIC II subsidiary had $20,000,000 in regulatory capital, as such term is defined by the SBA, and $11,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $246,810,535 and $240,109,144 in assets at September 30, 2020 and December 31, 2019, respectively, which accounted for approximately 37.2% and 37.0% of the Company’s total consolidated assets at September 30, 2020 and December 31, 2019, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

The following table summarizes the SBIC subsidiaries’ SBA-guaranteed debentures as of September 30, 2020:

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 14, 2014	SBIC	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	SBIC	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	SBIC	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	SBIC	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	SBIC	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	SBIC	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC	March 1, 2029	2,500,000	3.11%	0.22%
October 17, 2019	SBIC II	March 1, 2030	6,000,000	2.08%	0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%	0.09%
Total SBA-guaranteed debentures			$161,000,000

As of September 30, 2020 and December 31, 2019, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2020 and December 31, 2019, the SBA-guaranteed debentures would be deemed to be Level 3 (as defined in Note 6).

As of September 30, 2020, the Company has incurred $5,605,350 in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which SBA-guaranteed debentures were recorded as prepaid loan fees. As of September 30, 2020 and December 31, 2019, $2,940,440 and $3,456,147 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30,	December 31,
	2020	2019
SBA debentures payable	$161,000,000	$161,000,000
Prepaid loan fees	2,940,440	3,456,147
SBA Debentures, net of prepaid loan fees	$158,059,560	$157,543,853

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest expense	$1,351,364	$1,291,143	$4,029,722	$3,830,329
Debenture fee amortization	173,157	153,111	515,707	452,805
Total interest and financing expenses	$1,524,521	$1,444,254	$4,545,429	$4,283,134

Weighted average interest rate	3.3%	3.4%	3.3%	3.4%
Effective interest rate(1)	3.8%	3.8%	3.8%	3.8%
Average debt outstanding	$161,000,000	$150,000,000	$161,000,000	$150,000,000

Cash paid for interest	$2,687,018	$2,577,946	$5,346,231	$5,007,832

(1)	Includes the impact of loan fee amortization.

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

The Company used all of the net proceeds from this offering to fully redeem the notes issued in a prior public offering and a portion of the amount outstanding under the Original Facility. As of both September 30, 2020 and December 31, 2019, the aggregate carrying amount of the 2022 Notes was approximately $48,875,000 and the fair value of the 2022 Notes was approximately $48,093,000 and $49,715,650, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the 2022 Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, the Company has incurred $1,688,961 of fees, which are being amortized over the term of the 2022 Notes, of which $651,266 and $900,798 remains to be amortized as of September 30, 2020 and December 31, 2019, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2020 and 2019:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest expense	$702,578	$702,578	$2,107,734	$2,107,734
Deferred financing costs	88,784	88,784	254,532	253,620
Total interest and financing expenses	$791,362	$791,362	$2,362,266	$2,361,354

Weighted average interest rate	5.7%	5.7%	5.7%	5.8%
Effective interest rate(1)	6.4%	6.4%	6.4%	6.5%
Average debt outstanding	$48,875,000	$48,875,000	$48,875,000	$48,875,000
Cash paid for interest	$702,578	$702,578	$2,107,734	$2,107,734

(1)	Includes the impact of loan fee amortization, including agency fees.

The following is a summary of the 2022 Notes Payable, net of deferred financing costs:

	September 30,	December 31,
	2020	2019
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	651,266	900,798
Notes payable, net of deferred financing costs	$48,223,734	$47,974,202

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

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On October 1, 2020, the Company received full repayment on the first lien term loan of C.A.R.S Protection Plus, Inc. for total proceeds of $7,426,213. The Company also received $414,809 in full realization of the equity of the company, resulting in a $264,982 gain.

Unfunded Commitments

As of October 29, 2020, the Company had unfunded commitments of $30,945,498, including unfunded delayed draw term loan commitments of $12,051,791. As of October 29, 2020, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

Credit Facility

The outstanding balance under the Credit Facility as of October 29, 2020 was $166,500,000.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

SBA-guaranteed Debentures

The total consolidated balance of SBA-guaranteed debentures outstanding as of October 29, 2020 was $161,000,000.

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

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2020, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

On April 4, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. The Board also approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which was approved by stockholders at our 2018 annual meeting of stockholders. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2018. As of September 30, 2020, our asset coverage ratio was 209%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

COVID -19 Developments

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. As of the three and nine months ended September 30, 2020, and subsequent to September 30, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.

The global impact of the outbreak continues to evolve, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, remain uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

Economic outlook

Since March 2020, the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions created and continue to create disruption in global supply chains and are adversely impacting several industries. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies and with respect to our business, financial condition, results of operations, and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

Operations

All partners and employees of Stellus Capital have been operating remotely since March 16, 2020 without disruption to its operations and are prepared to continue working remotely as long as is necessary for the health and safety of all personnel.

Our COVID-19 response

Since the onset of the COVID-19 pandemic, we have been in regular contact with all of our portfolio companies and/or their sponsors to assess among other things their ability to function in the new environment. Discussions have addressed the portfolio companies’ liquidity position, expected covenant compliance, and the health of their workforce and customers.

Financial impact

All borrowers on accrual paid their principal, interest, and fees due during the third quarter ended September 30, 2020. We will continue to closely monitor the financial condition of our portfolio companies as part of our efforts to mitigate the impact of the COVID-19 pandemic. Historical information may be relatively less significant.

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

As of September 30, 2020, we had $622.4 million (at fair value) invested in 66 portfolio companies. As of September 30, 2020, our portfolio included approximately 80% of first lien debt, 10% of second lien debt, 3% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2020 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$506,767,192	$494,697,192
Senior Secured – Second Lien	83,778,390	61,416,385
Unsecured Debt	22,354,859	21,174,768
Equity	34,352,593	45,150,000
Total Investments	$647,253,034	$622,438,345

(1) Includes unitranche investments, which account for 13.4% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2020 and December 31, 2019, we had unfunded commitments of $30.7 million and $37.5 million, respectively, to provide debt financing for 18 and 17 portfolio companies, respectively. As of September 30, 2020, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2020:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$141,175,253	$120,690,888	19.39%
California	83,985,296	86,578,018	13.91%
Illinois	59,960,280	61,221,074	9.84%
Arizona	52,305,675	53,484,274	8.59%
New Jersey	38,832,086	39,095,292	6.28%
Ohio	36,193,246	37,802,257	6.07%
Canada	21,288,231	21,433,220	3.44%
New York	19,740,226	20,387,154	3.28%
Wisconsin	19,354,393	19,634,736	3.15%
United Kingdom	20,148,449	19,315,000	3.10%
Tennessee	20,043,934	18,747,963	3.01%
Indiana	17,775,164	18,040,536	2.90%
Pennsylvania	17,446,803	17,686,213	2.84%
South Carolina	15,934,306	17,542,490	2.82%
Maryland	17,003,162	16,935,844	2.72%
Florida	12,884,606	12,847,500	2.06%
Missouri	9,977,819	10,765,000	1.73%
Virginia	7,590,689	7,590,689	1.22%
Washington, D.C.	6,904,971	6,904,971	1.11%
Georgia	685,000	6,260,000	1.01%
North Carolina	4,974,680	2,925,000	0.47%
Puerto Rico	8,613,244	2,589,639	0.42%
Arkansas	13,082,221	2,060,587	0.33%
Massachusetts	1,317,406	1,290,000	0.21%
Utah	35,894	610,000	0.10%
	$647,253,034	$622,438,345	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2019:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Texas	$134,451,527	$120,672,985	19.19%
California	79,090,474	78,136,331	12.42%
Arizona	52,390,949	53,274,526	8.47%
New Jersey	52,548,769	51,637,750	8.21%
Ohio	48,502,609	50,092,839	7.96%
Illinois	41,869,947	44,406,252	7.06%
Canada	21,201,137	21,217,811	3.37%
New York	19,922,689	20,584,020	3.27%
United Kingdom	20,116,695	20,116,695	3.20%
Wisconsin	19,207,770	19,466,054	3.10%
South Carolina	19,935,337	19,366,716	3.08%
Tennessee	19,854,956	19,260,076	3.06%
Pennsylvania	17,408,508	17,566,213	2.79%
Maryland	17,103,044	17,325,000	2.75%
Indiana	14,064,012	13,997,251	2.23%
Florida	13,663,116	13,820,256	2.20%
Colorado	10,867,843	12,444,250	1.98%
Arkansas	14,920,694	11,989,446	1.91%
Missouri	10,078,235	10,428,223	1.66%
Georgia	575,000	5,250,000	0.83%
North Carolina	4,961,969	4,375,000	0.70%
Puerto Rico	8,613,244	3,490,383	0.55%
Utah	41,894	30,000	0.00%
Massachusetts	1,317,406	-	—%
	$642,707,824	$628,948,077	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2020:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$102,543,010	$109,620,906	17.61%
Healthcare & Pharmaceuticals	88,192,837	84,102,357	13.51%
Aerospace & Defense	53,599,867	52,953,169	8.51%
Beverage, Food, & Tobacco	41,509,474	42,257,867	6.79%
Media: Broadcasting & Subscription	32,220,215	34,198,444	5.49%
Consumer Goods: Durable	41,304,990	26,333,087	4.23%
Education	26,502,460	24,485,058	3.93%
Media: Advertising, Printing & Publishing	22,117,233	21,453,101	3.45%
High Tech Industries	21,288,231	21,433,220	3.44%
Capital Equipment	20,024,561	20,583,404	3.31%
Finance	18,016,762	19,035,000	3.06%
Transportation & Logistics	18,327,194	18,571,035	2.98%
Retail	15,934,306	17,542,490	2.82%
Automotive	17,205,990	17,537,463	2.82%
Metals & Mining	17,003,162	16,935,844	2.72%
Containers, Packaging, & Glass	14,478,077	14,684,736	2.36%
Environmental Industries	15,677,131	13,800,096	2.22%
Energy: Oil & Gas	12,655,159	12,452,183	2.00%
Consumer goods: non-durable	13,259,838	11,490,000	1.85%
Services: Consumer	26,204,553	10,841,385	1.74%
Construction & Building	10,436,197	10,580,000	1.70%
Utilities: Oil & Gas	9,879,974	9,850,000	1.58%
Chemicals, Plastics, & Rubber	6,599,021	6,887,500	1.11%
Software	2,272,792	4,700,000	0.76%
Hotel, Gaming, & Leisure	-	110,000	0.02%
	$647,253,034	$622,438,345	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2019:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Healthcare & Pharmaceuticals	$98,307,360	$94,000,860	14.95%
Services: Business	56,354,433	62,410,845	9.92%
Aerospace & Defense	44,970,957	46,547,324	7.40%
Consumer Goods: Durable	47,933,468	44,158,660	7.02%
Beverage, Food, & Tobacco	42,131,354	42,592,966	6.77%
Media: Broadcasting & Subscription	32,353,301	33,218,991	5.28%
Finance	27,776,880	29,562,500	4.70%
Education	26,594,771	25,661,125	4.08%
Media: Advertising, Printing & Publishing	22,425,972	21,965,124	3.49%
High Tech Industries	21,201,137	21,217,811	3.37%
Capital Equipment	20,093,379	20,237,066	3.22%
Retail	19,935,337	19,366,716	3.08%
Metals & Mining	17,103,044	17,325,000	2.75%
Transportation & Logistics	17,173,599	17,226,294	2.74%
Automotive	17,151,902	17,221,213	2.74%
Software	15,807,191	15,516,250	2.47%
Containers, Packaging, & Glass	14,306,286	14,564,570	2.32%
Environmental Industries	15,256,675	14,410,327	2.29%
Energy: Oil & Gas	12,624,269	13,582,102	2.16%
Services: Consumer	26,075,606	13,345,105	2.12%
Chemicals, Plastics, & Rubber	11,880,825	11,857,228	1.89%
Consumer goods: non-durable	14,973,711	11,770,000	1.87%
Construction & Building	10,408,323	10,750,000	1.71%
Utilities: Oil & Gas	9,868,044	9,900,000	1.57%
Hotel, Gaming, & Leisure	-	540,000	0.09%
	$642,707,824	$628,948,077	100.00%

At September 30, 2020, our average portfolio company investment at amortized cost and fair value was approximately $9.8 million and $9.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $21.5 million and $21.6 million, respectively. At December 31, 2019, our average portfolio company investment at amortized cost and fair value was approximately $10.2 million and $10.0 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.6 million and $21.3 million, respectively.

At September 30, 2020, 92% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 8% bore interest at fixed rates. At December 31, 2019, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 7% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2020 and December 31, 2019 was 8.1% and 9.2%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount and the impact of our loans on non-accrual status (as discussed below). The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $38.6 million and $16.1 million, respectively.

Investment Activity

During the nine months ended September 30, 2020, we made an aggregate of $87.2 million (net of fees) of investments in five new portfolio companies and 19 existing portfolio companies. During the nine months ended September 30, 2020, we received an aggregate of $82.4 million in proceeds from repayments of our investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital required by middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

For example, during the nine months ended September 30, 2020, the uncertainty and economic ramifications of the rapid spread of COVID-19 led to a general slowing of investment activity in the U.S. lower middle market. As a result, we did not make any investments in new portfolio companies from March 13, 2020 until July 17, 2020. Since then, the transition activity has increased and we have invested $14.6 million (net of fees) in two new portfolio companies. See Note 12 to the Consolidated Financial Statements for information on investments made subsequent to quarter end.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2020			As of December 31, 2019
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$78.3	13%	13	$70.4	11%	11
2	481.1	77%	40	492.2	78%	41
3	50.5	8%	7	49.3	8%	7
4	2.6	0%	1	12.0	2%	1
5	9.9	2%	6	5.0	1%	4
Total	$622.4	100%	67	$628.9	100%	64

(1)One portfolio company appears in two categories as of both periods

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2020, we had loans to 5 portfolio companies that were on non-accrual status that represented approximately 6.8% of our loan portfolio at cost and 1.6% at fair value. As of December 31, 2019, we had loans to two portfolio companies that were on non-accrual status that represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. As of September 30, 2020 and December 31, 2019, $6.7 million and $3.8 million of income from investments on non-accrual has not been accrued, respectively.

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

Comparison of the Three Months and Nine Months Ended September 30, 2020 and 2019

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2020 and 2019 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2020	2019	2020	2019
Interest income(1)	$13.7	$14.8	$41.6	$42.0
PIK interest	-	0.3	0.6	0.3
Miscellaneous fees(1)	0.3	0.4	0.9	1.2
Total	$14.0	$15.5	$43.1	$43.5

(1)	For the three and nine months ended September 30, 2020, we recognized $0.5 million and $1.5 million, respectively, of non-recurring income related to early repayments, amendments to specific loan positions, and the recognition of previously reserved income from a prior period. For the three and nine months ended September 30, 2019, we recognized $1.7 million and $2.8 million, respectively, of non-recurring income related to early repayments, amendments to specific loan positions, and the recognition of previously reserved income from a prior period.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staff);

•	transfer agent, dividend paying agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of distributing any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2020 and 2019 (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2020	2019	2020	2019
Operating Expenses
Management fees	$2.8	$2.5	$8.3	$7.0
Valuation Fees	0.1	0.1	0.2	0.2
Administrative services expenses	0.4	0.4	1.3	1.3
Income incentive fees	0.5	1.6	2.0	4.3
Capital gain incentive fees	-	0.5	(0.9)	1.8
Professional fees	0.2	0.2	0.8	0.9
Directors’ fees	0.1	0.1	0.3	0.3
Insurance expense	0.1	0.1	0.3	0.3
Interest expense and other fees	3.9	3.8	12.2	10.8
Income tax expense	0.4	0.3	0.9	0.7
Other general and administrative	0.2	0.1	0.7	0.4
Total Operating Expenses	$8.7	$9.7	$26.1	$28.0

The decrease in operating expenses for the three months ended September 30, 2020 over the three months ended September 30, 2019 was due to 1) lower income incentive fees, as a result of pre-incentive fee net investment income being partially through the hurdle rate, mainly due to lower LIBOR rates over the period; and 2) no capital gains incentive fees as a result of unrealized depreciation on certain loan positions due to company specific factors.

The increase in operating expenses for the nine months ended September 30, 2020 over the nine months ended September 30, 2019 was due to 1) higher interest expense as a result of higher debt balance, offset by lower LIBOR rates over the period, 2) higher management fees due to larger portfolio size; offset by lower income incentive fees, as a result of pre-incentive fee net investment income being lower than the hurdle rate, mainly due to lower LIBOR rates over the period.

Net Investment Income

For the three months ended September 30, 2020, net investment income was $5.3 million, or $0.27 per common share (based on 19,486,030 weighted-average common shares outstanding at September 30, 2020).

For the three months ended September 30, 2019, net investment income was $5.8 million, or $0.31 per common share (based on 18,905,959 weighted-average common shares outstanding at September 30, 2019).

For the nine months ended September 30, 2020, net investment income was $17.0 million, or $0.87 per common share (based on 19,466,647 weighted-average common shares outstanding at September 30, 2020).

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

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2020 totaled $40.1 million, and net realized gains totaled $0.2 million.

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2019 totaled $42.8 million, and net realized gains totaled $6.2 million, primarily attributable to a realization of our equity investment in a portfolio company.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2020 totaled $82.4 million, and net realized gains (losses) totaled ($2.4) million, primarily attributable to a loss on conversion of debt from a specific investment.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2019 totaled $101.5 million, and net realized gains totaled $19.1 million primarily attributable to realizations of our equity investments in a few portfolio companies and a payment received from a previously impaired investment.

Net Change in Unrealized Appreciation (depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended September 30, 2020 and 2019 totaled $2.1 million and ($3.5) million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the nine months ended September 30, 2020 and 2019 totaled ($11.1) million and ($10.0) million, respectively.

The change in appreciation for the three months ended September 30, 2020 primarily from spread tightening and unrealized appreciation on certain equity positions.

The net change in depreciation for the nine months ended September 30, 2020 resulted primarily from company-specific write downs.

The change in unrealized appreciation for the three and nine months ended September 30, 2019 was due primarily to company-specific performance and the accounting reversal relating to a certain realized gain in the portfolio offset by appreciation resulting from the general tightening of credit spreads.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2020 and 2019, we recognized a benefit (provision) for U.S. federal income tax on unrealized investments of $(92.8) thousand and $4.2 thousand, respectively, for the Taxable Subsidiaries. For the nine months ended September 30, 2020 and 2019, we recognized a provision for U.S. federal income tax on unrealized investments of $(122.7) thousand and $(35.7) thousand, respectively. As of September 30, 2020 and December 31, 2019, there was a deferred tax liability of $257.4 thousand and $134.7 thousand on the Consolidated Statement of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2020, net increase in net assets resulting from operations totaled $7.5 million, or $0.39 per common share (based on 19,486,030 weighted-average common shares outstanding at September 30, 2020).

For the three months ended September 30, 2019, net increase in net assets resulting from operations totaled $8.5 million, or $0.45 per common share (based on 18,905,959 weighted-average common shares outstanding at September 30, 2019).

For the nine months ended September 30, 2020, net increase in net assets resulting from operations totaled $3.4 million, or $0.17 per common share (based on 19,466,647 weighted-average common shares outstanding at September 30, 2020).

For the nine months ended September 30, 2019, net increase in net assets resulting from operations totaled $24.6 million, or $1.36 per common share (based on 18,056,271 weighted-average common shares outstanding at September 30, 2019).

The decrease in the amount of increase to net assets resulting from operations for the nine months ended September 30, 2020 over the prior period was primarily due to lower realized gains in the current period.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $12.4 million for the nine months ended September 30, 2020, primarily in connection with the repayment of portfolio investments, some of which was offset by purchase and origination of new portfolio investments. Our financing activities for the nine months ended September 30, 2020 provided cash of $10.1 million due to net borrowings under our Credit Facility (as defined below). See Note 4 to the Consolidated Financial Statements for further discussion.

Our operating activities used net cash of $53.5 million for the nine months ended September 30, 2019, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the nine months ended September 30, 2019 provided cash of $59.1 million due to a secondary offering during the year and borrowings under our Credit Facility. See Note 4 to the Consolidated Financial Statements for further discussion on equity transactions.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 28, 2018 (at least 200% prior to June 28, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of Stellus Capital SBIC, LP (“SBIC subsidiary”) and Stellus Capital SBIC II, LP (“SBIC II subsidiary”) (together, “the SBIC subsidiaries”) guaranteed by the Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of September 30, 2020 and December 31, 2019, our asset coverage ratio was 209% and 229%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $38.6 million and $16.1 million, respectively.

Credit Facility

On October 11, 2017, we entered a senior secured revolving credit agreement, dated as of October 10, 2017, as amended on March 28, 2018, August 2, 2018, September 13, 2019, December 27, 2019, May 15, 2020, and September 18, 2020 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The key changes from the September 18, 2020 amendment are as follows:

	Prior to amendment	As amended
Maturity Date	October 10, 2021	September 18, 2025
Commitment termination date	March 10, 2021	September 18, 2024
LIBOR floor	None	0.25%
Prime rate floor	None	3.00%
Asset coverage ratio	Minimum of 1.75 to 1.00 (maximum leverage of 1.33x)	Minimum of 1.67 to 1.00 (maximum leverage of 1.5x)
Refinancing of 2022 Notes	Not required	Required by March 15, 2022

The Credit Facility, as amended, provides for borrowings up to a maximum of $230.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $280.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. We pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable quarterly in arrears. The commitment to fund the revolver expires on September 18, 2024, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 18, 2025.

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00.

As of September 30, 2020, we were in compliance with these covenants.

As of September 30, 2020 and December 31, 2019, the outstanding balance under the Credit Facility was $187.0 million and $161.6 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $4.0 million in connection with the Credit Facility, of which $1.7 million relate to the September 18, 2020 amendment, which are being amortized over the life of the facility. As of September 30, 2020 and December 31, 2019, $2.4 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest expense	$1.3	$1.3	$4.7	$3.5
Loan fee amortization	0.2	0.1	0.5	0.4
Commitment fees on unused portion	-	0.1	0.1	0.3
Total interest and financing expenses	$1.5	$1.5	$5.3	$4.2

Weighted average interest rate	2.8%	4.9%	3.3%	5.0%
Effective interest rate(1)	3.4%	5.7%	3.8%	6.1%
Average debt outstanding	$181.1	$106.5	$187.2	$91.9

Cash paid for interest and unused fees	$1.3	$1.4	$5.0	$3.6

(1)	Includes the impact of loan fee amortization, including agency fees and unused fees.

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2020 and December 31, 2019, the SBIC subsidiary had $75.0 million in regulatory capital, as such term is defined by the SBA, and $150.0 million of SBA-guaranteed debentures outstanding.

As of both September 30, 2020 and December 31, 2019, the SBIC II subsidiary had $20.0 million in regulatory capital and $11.0 million of SBA-guaranteed debentures outstanding. See Note 10 to the Consolidated Financial Statements for further detail on the SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $246.8 million and $240.1 million in assets at September 30, 2020 and December 31, 2019, respectively, which accounted for approximately 37.2% and 37.0% of our total consolidated assets at September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2020 and December 31, 2019 the SBA-guaranteed debentures would be deemed to be Level 3 as defined in Note 6 to the Consolidated Financial Statements).

As of September 30, 2020, we have incurred $5.6 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of September 30, 2020 and December 31, 2019, $2.9 million and $3.5 million of prepaid financing costs had yet to be amortized, respectively. These prepaid financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest expense	$1.3	$1.3	$4.0	$3.8
Debenture fee amortization	0.2	0.1	0.5	0.5
Total interest and financing expenses	$1.5	$1.4	$4.5	$4.3

Weighted average interest rate	3.3%	3.4%	3.3%	3.4%
Effective interest rate(1)	3.8%	3.8%	3.8%	3.8%
Average debt outstanding	$161.0	$150.0	$161.0	$150.0

Cash paid for interest	$2.7	$2.6	$5.3	$5.0

(1)	Includes the impact of loan fee amortization.

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

We used all the net proceeds from this offering to fully redeem notes issued in a prior public offering and a portion of the amount outstanding under the Original Facility. As of September 30, 2020 and December 31, 2019, the aggregate carrying amount of the 2022 Notes was approximately $48.9 million for both periods and the fair value of the 2022 Notes was approximately $48.1 million and $49.7 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the 2022 Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $0.7 million and $0.9 million remains to be amortized as of September 30, 2020 and December 31, 2019, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2020 and 2019 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest expense	$0.7	$0.7	$2.1	$2.1
Deferred financing costs	0.1	0.1	0.3	0.3
Total interest and financing expenses	$0.8	$0.8	$2.4	$2.4

Weighted average interest rate	5.7%	5.7%	5.7%	5.8%
Effective interest rate(1)	6.4%	6.4%	6.4%	6.5%
Average debt outstanding	$48.9	$48.9	$48.9	$48.9
Cash paid for interest	$0.7	$0.7	$2.1	$2.1

(1)	Includes the impact of loan fee amortization, including agency fees.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2020 and December 31, 2019, our off-balance sheet arrangements consisted of $30.7 million and $37.5 million, respectively, of unfunded commitments to provide debt financing to 18 and 17 of our portfolio companies, respectively. As of September 30, 2020, we had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a U.S. federal excise tax on our undistributed earnings of a RIC. As of December 31, 2019, the Company had $21,444,320 of undistributed taxable income that was carried forward toward distributions to be paid in 2020.

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

Subsequent Events

Investment Portfolio

On October 1, 2020, we received full repayment on the first lien term loan of C.A.R.S Protection Plus, Inc. for total proceeds of $7.4 million. We also received $0.4 million in full realization on the equity of the company, resulting in a $0.3 million gain.

Unfunded Commitments

As of October 29, 2020, we had unfunded commitments of $30.9 million, including unfunded delayed draw term loan commitments of $12.1 million. As of October 29, 2020, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

Credit Facility

The outstanding balance under the Credit Facility as of October 29, 2020 was $166.5 million.

SBA-guaranteed Debentures

The total consolidated balance of SBA-guaranteed debentures outstanding as of October 29, 2020 was $161.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. U.S. and global capital markets and credit markets have experienced a higher level of stress due to the COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. The U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of September 30, 2020 and December 31, 2019, 92% and 93% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, and are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of September 30, 2020 and December 31, 2019, the weighted average interest rate floor on our floating rate loans was 1.21% and 1.13%, respectively.

Assuming that the Statement of Assets and Liabilities as of September 30, 2020 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense (3)	Net Interest Income (1)
Up 200 basis points	$10.8	(3.7)	$7.1
Up 150 basis points	7.2	(2.8)	4.4
Up 100 basis points	2.9	(1.9)	1.0
Up 50 basis points	0.6	(0.9)	(0.3)
Down 25 basis points	(1.3)	0.0	(1.3)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the Consolidated Financial Statements for more information on the incentive fee.
(2)	The three month LIBOR rate at September 30, 2020 was 23 basis points. This table assumes LIBOR would not fall below zero.
(3)	Includes the impact of the 25 bps LIBOR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2020 and 2019, we did not engage in hedging activities.

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

(b) Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets. If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

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

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018.  Ameribor, calculated by unsecured overnight lending rates between small and mid-sized member banks and financial institutions of the American Financial Exchange, is another potential replacement for LIBOR. Whether SOFR or Ameribor attain market traction as a LIBOR replacement remains a question, and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

The COVID-19 pandemic has adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak continues to evolve, and many countries have reacted to the outbreak by instituting quarantines, “work from home” measures, prohibitions on travel, and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity, and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets, and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, potential future impacts, including a global, regional or other economic recession, remain uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). As the COVID-19 pandemic continues to spread, the potential impacts, including a global, regional or other economic recession, remain uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

Our investments in portfolio companies that operate in the business services industry represent approximately 17.61% of our total portfolio as of September 30, 2020. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The U.S. presidential election will occur on November 3, 2020.  Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

Exhibit
Number	Description

10.1	Amended and Restated Credit Agreement, dated as of September 18, 2020, among Stellus Capital Investment Corporation, the lenders party thereto, and Zions Bancorporation, N.A. dba Amegy Bank, as the administrative agent (incorporated by reference to the Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on September 21, 2020)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2020	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
	Name:	Robert T. Ladd
	Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
	Name:	W. Todd Huskinson
	Title:	Chief Financial Officer