Form 10-K
period 2020-12-31
Stellus Capital Investment Corp
filed 2021-03-04
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2020 was: $132,284,368.
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of March 3, 2021 was 19,486,003.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2020

PART I
Item 1.   Business
Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management” refers to our investment adviser and administrator, Stellus Capital Management, LLC.
General
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We were organized as a Maryland corporation on May 8, 2012, and formally commenced operations on November 7, 2012. We originate and invest primarily in private middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, unitranche, second lien, and unsecured debt financing, often with corresponding equity co-investments. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche. Unsecured debt includes senior unsecured and subordinated loans.
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

We previously received an exemptive order (the “Prior Order”) from the Securities and Exchange Commission (the “SEC”) to co-invest with private funds managed by Stellus Capital Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, we received a new exemptive order (the “Order”) that supersedes the Prior Order and permits us greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors who are not “interested persons,” as such term is defined in Section 2(a)(19)

of the 1940 Act (the “independent directors”) must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. We co-invest, subject to the conditions in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to our investment strategy, and the we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.
Additionally, pursuant to an exemptive order applicable to all BDCs that was issued by the SEC on April 8, 2020, we were able, through December 31, 2020, and subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with the private funds, other BDCs, and registered investment companies covered by the Order (the “Affiliated Funds”), even if such Affiliated Funds have not previously invested in such existing portfolio company. Without this order, these Affiliated Funds would not have been able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us.
As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million, in each case organized and with their principal of business in the United States.
We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2020, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we timely distribute to our stockholders.
On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.
On April 4, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018 and we can now borrow $2.00 for investment purposes for every $1.00 of investor equity. As of December 31, 2020, our asset coverage ratio was 223%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
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

SBIC Licenses
Two of our wholly owned subsidiaries (the “SBIC subsidiaries”) hold a license to operate as small business investment companies (“SBICs”). Current Small Business Administration (“SBA”) regulations allow an SBIC to obtain leverage by issuing debentures guaranteed by the SBA up to a maximum of $175.0 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary, SBA approval, and other requirements. SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. We believe that the SBA-guaranteed debentures are an attractive source of debt capital.
We have obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.
COVID-19 Pandemic
On March 11, 2020 the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. Since then, the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions created and continue to create disruption in global supply chains and are adversely impacting several industries. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. The COVID-19 pandemic could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies and with respect to our business, financial condition, results of operations, and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.
Operations
All partners and employees of Stellus Capital Management have been primarily operating remotely since March 16, 2020 without disruption to its operations and are prepared to continue working remotely as long as is necessary for the health and safety of all personnel.
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
Summary Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

•
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

•
We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

•
Our business model depends to a significant extent upon strong referral relationships. Any inability of Stellus Capital Management to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•
Our incentive fee may induce Stellus Capital Management to make speculative investments.

•
We may be obligated to pay Stellus Capital Management incentive compensation even if we incur a loss and may pay more than 20.0% of our net capital gains because we cannot recover payments made in previous years.

•
We will be subject to corporate-level income tax and may default under our revolving credit facility if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.

•
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

•
Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

•
Substantially all of our assets are subject to security interests under the Credit Facility or claims of the SBA with respect to SBA-guaranteed debentures we may issue and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.

•
The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

•
Most of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments

•
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

•
Any failure to comply with SBA regulations could have an adverse effect on our SBIC subsidiaries’ operations.

•
Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

•
The time and resources that Stellus Capital Management devote to us may be diverted, and we may face additional competition due to the fact that Stellus Capital Management and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

•
If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.

•
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

•
Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.

•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

•
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

•
The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

Portfolio Composition
Our investments generally range in size from $5.0 million to $30.0 million, and we may also selectively invest in larger positions. We generally expect that the size of our positions will increase in proportion to the size of our capital base. Pending such investments, we may reduce our outstanding indebtedness or invest in cash, cash equivalents, U.S. government securities and other high-quality debt investments with a maturity of one year or less. In the future, we may adjust opportunistically the percentage of our assets held in various types of loans, our principal loan sources and the industries to which we have greatest exposure, based on market conditions, the credit cycle, available financing and our desired risk/return profile.
The following table provides a summary of our portfolio investments as of December 31, 2020:
As of December 31, 2020 ($ in millions)
Number of investments in portfolio companies	66
Fair value(a)	$653.4
Cost	$658.6
% of portfolio at fair value – first lien debt(b)	77.8%
% of portfolio at fair value – second lien debt	10.8%
% of portfolio at fair value – unsecured debt	3.3%
% of portfolio at fair value – equity	8.1%
Weighted-average annual yield(c)	8.3%

(a)
As of December 31, 2020, $557.1 million of our debt investments at fair value were at floating interest rates, which represented approximately 93% of our total portfolio of debt investments at fair value. As of December 31, 2020, $43.4 million of our debt investments at fair value were at fixed interest rates, which represented approximately 7% of our total portfolio of debt investments at fair value.

(b)
Includes unitranche investments, which account for 13.0% of our portfolio at fair value.

(c)
The weighted average yield on all of our debt investments as of December 31, 2020, was approximately 8.3%, of which approximately 7.8% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2020 and December 31, 2019 was approximately 7.9% and 8.8%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

Stellus Capital Management
Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments,

negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.
The senior investment professionals of Stellus Capital Management have an average of over 31 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to the D. E. Shaw & Co., L.P. and its associated investment funds (the “D.E. Shaw group”).
In addition to serving as our investment adviser and the sub-advisor to the D. E. Shaw group as noted above, Stellus Capital Management currently manages private credit funds, some of which have an investment strategy that is similar or identical to our investment strategy. We received the Order from the SEC, which permits us to co-invest with investment funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. In addition, we will not co-invest with D.E. Shaw group funds.
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
Competitive Strengths
We believe that the following competitive strengths will allow us to achieve positive returns for our investors:
Experienced Investment Team.
Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management senior investment professionals, including its senior investment professionals who have an average of over 31 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing debt and equity securities through market cycles. We believe the members of Stellus Capital Management’s senior investment team are proven and experienced, with extensive capabilities in credit investing, having participated in these markets for the predominant portion of their careers. We believe that these characteristics enhance the quantity and quality of investment opportunities available to us.
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
Demonstrated Ability to Structure Investments Creatively.
Stellus Capital Management has the expertise and ability to structure investments across all levels of a company’s capital structure. Furthermore, we believe that current market conditions will allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, PIK, interest and various forms of equity securities.
Resources of Stellus Capital Management Platform.
We have access to the resources and capabilities of Stellus Capital Management, which has 16 investment professionals, including Robert T. Ladd, Dean D’Angelo, and Joshua T. Davis, who are supported by five managing directors, two vice presidents and four analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. Huskinson, who serves as our Chief Financial Officer and Chief Compliance Officer, and his staff of nine finance and operations professionals.

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
With an average of over 31 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment professionals of Stellus Capital Management have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancing, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through equity co-investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.
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
Our objective is to act as the lead or largest investor in transactions, generally investing between $5.0 million and $30.0 million per transaction. We expect the average investment holding period to be between two and four years, depending upon portfolio company objectives and conditions in the capital markets.
We focus on middle-market companies with between $5.0 million and $50.0 million of EBITDA in a variety of industry sectors with positive long-term dynamics and dependable cash flows. We seek businesses with management teams with demonstrated track records and economic incentives in strong franchises and sustainable competitive advantages with dependable and predictable cash flows.
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
Unsecured Debt
Unsecured debt, including senior unsecured and subordinated loans, is not secured by any collateral and is effectively subordinated to the borrower’s secured indebtedness (to the extent of the collateral securing such indebtedness), including pursuant to one or more intercreditor agreements that we enter into with holders of a borrower’s senior debt.
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
All potential investment opportunities undergo an initial informal review by Stellus Capital Management’s investment professionals. Each potential investment opportunity that an investment professional determines merits consideration is presented and evaluated at a weekly meeting during which Stellus Capital Management’s senior investment professionals discuss the merits and risks of a potential investment opportunity as well as the due diligence process and the pricing and structure. If Stellus Capital Management’s senior investment professionals believe an investment opportunity merits further review, the investment opportunity is assigned a deal team and the deal team prepares and presents to the investment committee for initial review a prescreen memorandum that generally describes the potential transaction and includes a description of the risks, due diligence process and proposed structure and pricing for the proposed investment opportunity.
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
Upon review of the prescreen memorandum, if the investment committee determines to proceed with the review of an investment opportunity, the deal team continues its diligence and deal structuring plans and prepares a credit approval memorandum for review by the investment committee. The credit approval memorandum updates the prescreen memorandum with more deal specific detail, including an update to the diligence process and any changes in the structure and pricing of the proposed investment.
Investment Committee
The purpose of Stellus Capital Management’s investment committee is to evaluate and approve all of our investments, subject at all times to the oversight of our Board. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee consists of Messrs. Ladd, D’Angelo, Davis, Overbergen and Huskinson. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. Each new investment opportunity must be unanimously approved by Stellus Capital Management’s investment committee. Follow-on investments in existing portfolio companies also require the investment committee’s unanimous approval. Stellus Capital Management’s Chief Investment Officer, Robert T. Ladd, reviews any amendments before finalizing and closing negotiations with the prospective portfolio company. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.
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
Monitoring Investments
In most cases, we do not have board influence over our portfolio companies. In some instances, Stellus Capital Management’s senior investment professionals may obtain board representation or observation rights in conjunction with our investments. Stellus Capital Management takes an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. The monitoring process begins with structuring terms and conditions, which require the timely delivery and access to critical financial and business information on portfolio companies.
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
Quarterly Full Portfolio Review.   Stellus Capital Management’s Chief Investment Officer and our Chief Compliance Officer perform a quarterly comprehensive review of every portfolio company with the deal teams. This process includes a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, the valuation of each portfolio investment for which a market quotation is not readily available is reviewed by our independent third-party valuation firm at least twice annually. In addition, portfolio investments that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board based on the input of our Stellus Capital Management’s investment professionals and our audit committee.
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
In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available may be valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board based on the input of Stellus Capital Management’s investment professionals and our audit committee. In addition, our Board retains one or more independent valuation firms to review at least twice annually, the valuation of each portfolio investment for which a market quotation is not readily available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.
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

•
the Board then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management’s investment professionals, the independent valuation firm and the audit committee.

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
Management Agreements
Stellus Capital Management serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, Stellus Capital Management serves as our administrator.
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
Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income — (management fee + other expenses)) = 0.6125%
Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.
Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income — (management fee + other expenses)) = 2.2625%
Incentive fee
= 100% × Pre-incentive fee net investment income (subject to “catch-up”)(3)
= 100% × (2.2625% — 2.0%)
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
Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income — (management fee + other expenses)) = 2.8625%
Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(3)
Incentive fee = 100% × “catch-up” + (20.0% × (Pre-Incentive Fee Net Investment Income — 2.5%))
“Catch-up”
= 2.5% — 2.0%
= 0.5%

Incentive fee
= (100% × 0.5%) + (20.0% × (2.8625% — 2.5%))
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
Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income — (management fee + other expenses) = 2.8625%
Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000
20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000
Although our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters did not exceed the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters.
Alternative 2:
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
(investment income — (management fee + other expenses) = 2.8625%
Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000
20.0% of cumulative net increase in net assets resulting from operations over current and preceding
11 calendar quarters = $10,000,000
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

Duration and Termination
Unless terminated earlier as described below, the investment advisory agreement will continue in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the independent directors. The investment advisory agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Stellus Capital Management and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the investment advisory agreement without penalty upon 60 days’ written notice. See Item 1A. “Risk Factors — Risks Relating to our Business and Structure” in this Annual Report on Form 10-K. We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
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
Board Approval of the Investment Advisory Agreement
Our Board, including a majority of our independent directors, approved the investment advisory agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the investment advisory agreement on January 13, 2021. In its consideration of the investment advisory agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.
In voting to approve the investment advisory agreement, our Board, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:
•
Nature, Extent and Quality of Services. Our Board considered the nature, extent and quality of the advisory and other services to be provided by Stellus Capital Management, including the investment performance of Stellus Capital Management’s investment team. Our Board also considered the investment selection process expected to be employed by Stellus Capital Management, including the flow of transaction opportunities resulting from its investment team’s significant experience in originating, structuring and managing loans and debt securities through market cycles; the employment of Stellus Capital Management’s investment strategy, rigorous due diligence process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our Board also considered Stellus Capital Management’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. In addition, our Board considered the other terms and conditions of the investment advisory agreement, including the fact that we have the ability to terminate the investment advisory agreement without penalty upon 60 days’ notice to Stellus Capital Management. As a result, our Board determined that the substantive terms of the investment advisory agreement (other than the fees payable thereunder, which our Board reviewed separately), including the services to be provided, are similar to those of comparable externally managed BDCs described in the available market data and in the best interests of our stockholders. Moreover, our Board concluded that although the substantive terms of the investment advisory agreement, including the services to be provided, are generally the same as those of comparable externally managed BDCs described in the market data then available, it would be difficult to obtain similar services from other third-party service providers in light of the nature, quality and extent of the advisory and other services provided to us by Stellus Capital Management.
•
Projected Costs of the Services Provided to the Company. Our Board considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees) of other externally managed BDCs that invest in similar securities, our total expenses, and expense ratios compared to other externally managed BDCs of similar size and with similar investment objectives and (ii) the administrative services that Stellus Capital Management will provide to us at cost pursuant to the administration agreement. Based upon its review, our Board concluded that the fees to be paid under the investment advisory agreement are generally comparable to or more favorable than those payable under agreements of comparable externally managed BDCs and reasonable in relation to the services expected to be provided by Stellus Capital Management.

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

Based on the information reviewed and the discussions, the Board, including a majority of the independent directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment advisory agreement as being in the best interests of our stockholders.
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

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
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
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval upon 60 days’ prior written notice to stockholders.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:
(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. Under the 1940 Act and the rules thereunder, “eligible portfolio companies” include (1) private domestic operating companies, (2) public domestic operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange), and (3) public domestic operating companies having a market capitalization of less than $250.0 million. Public domestic operating companies whose securities are quoted on the over-the-counter bulletin board or through Pink Sheets LLC are not listed on a national securities exchange and therefore are eligible portfolio companies.

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
Warrants and Options
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in the best interests of us and our stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them have been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A. “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” in this Annual Report on Form 10-K.
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
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to Stellus Capital Management. The proxy voting policies and procedures of Stellus Capital Management are set out below. The guidelines will be reviewed periodically by Stellus Capital Management and our independent directors and, accordingly, are subject to change.
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

Taxation as a Regulated Investment Company
As a BDC, we have elected and intend to qualify annually to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to maintain our RIC treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).
For any taxable year in which we:
•
qualify as a RIC; and

•
satisfy the Annual Distribution Requirement;

We will not be subject to U.S. federal income tax on the portion of our income we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending December 31 (c) any ordinary income and capital gain net income that we recognized in preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate-level U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy (i) the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See Item 1A. “Regulation as a Business Development Company — Senior Securities” in this Annual Report on Form 10-K. Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
In addition, we have formed and operate two SBIC subsidiaries, and are partially dependent on the SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirement. The SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver. If the SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to maintain our tax treatment as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.
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
If we are unable to qualify for tax treatment as a RIC, and if certain remedial provisions are not available, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such distributions, non-corporate stockholders would be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e. , the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Regulation as a Small Business Investment Company
Our wholly-owned subsidiaries’ SBIC licenses allow them to incur leverage by issuing SBA-guaranteed debentures, subject to customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.
SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses (together with their affiliates) include businesses that have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S federal income taxes not exceeding $6.5 million (average annual net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller enterprises” as defined by the SBA. A smaller enterprise is a business (together with their affiliates) that has a net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average annual net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility of a small business or a smaller enterprise, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales of the business and its affiliates. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
The SBA generally prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relending or businesses with the majority of their employees located outside the United States, and business engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or “passive” (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not provide financing or a commitment to a small business in an amount equal to more than approximately 30.0% of the SBIC’s regulatory capital in any one company and its affiliates.

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $175.0 million with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to SBA approval. The maximum leverage available to a “family” of SBIC affiliated funds is $350.0 million, subject to SBA approval. As of December 31, 2020, our SBIC I subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value. As of December 31, 2020, our SBIC II subsidiary had $40.0 million in regulatory capital and $26.5 million in SBA-guaranteed debentures outstanding, which approximated their fair value.
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
The SBA restricts the ability of SBICs to repurchase their capital stock. The SBA restricts the ability of an SBIC to provide financing to an “associate” as defined in the SBA regulations, without prior written approval from the SBA. SBA regulations also prohibit, without prior SBA approval, a “change of control” or “change in ownership” of transfer of an SBIC (as such terms are defined in the SBA regulations) and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiaries may also be limited in their ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.
Our SBIC subsidiaries are subject to regulation and oversight by the SBA, including, among other things, requirements with respect to maintaining certain minimum financial ratios and other covenants, a periodic examination by an SBA examiner, and the performance of a financial audit by an independent auditor. Receipt of an SBIC license does not assure that our SBIC subsidiaries will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate one or both of our SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiaries upon an event of default..

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
For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle-market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks; how long any such outbreak, market disruption or uncertainties may last; the effect any governmental actions will have; and the full potential impact on us, our investment adviser, and our portfolio companies.
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
While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
The COVID-19 pandemic is having, and any future outbreaks of COVID-19 could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks of COVID- 19, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.
We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.
Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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
Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the investment advisory agreement. Stellus Capital Management’s investment committee consists of five members, including Messrs. Ladd, and D’Angelo, each a member of our Board, Mr. Huskinson, chief financial officer and chief compliance officer for us and Stellus Capital Management, Joshua T. Davis, the Co-Head of Stellus Capital Managament’s Private Credit Strategy and Mr. Overbergen, a senior investment professional of Stellus Capital Management. The loss of any of Messrs. Ladd, and D’Angelo, Huskinson or Davis may limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
To maintain our tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided, that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to maintain our tax treatment as a RIC, we may be in default under the terms of our amended and restated senior secured revolving credit agreement with certain lenders party thereto and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent (as amended from time to time, the “Credit Facility”). Such a failure could have a material adverse effect on us and our stockholders.
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
We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. A proposal, approved by our stockholders at our 2020 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This approval will expire on the earlier of our 2020 annual stockholder meeting or June 25, 2021, the one-year anniversary of our 2020 annual stockholders meeting. The proposal approved by our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. In addition, we cannot issue shares of our common stock below net asset value unless our Board determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.
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
Upon the issuance of any debt securities guaranteed by the SBA, if we are unable to meet the financial obligations under our 4.875% notes due 2026 or (the “2026 Notes”), as issued on January 14, 2021, or the Credit Facility, the SBA, as a creditor, would have a superior claim to the assets of our SBIC subsidiaries over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.
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
We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act. This relief allows us increased flexibility under the 150% asset coverage test by allowing us to borrow up to $325.0 million more through our SBIC subsidiaries than we would otherwise be able to borrow absent the receipt of this exemptive relief.
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
As of December 31, 2020, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our securities.
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
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.
We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of Stellus Capital Management to other types of investments in which Stellus Capital Management may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, Stellus Capital Management could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or could determine to operate subject to CFTC regulation, if applicable. If we or Stellus Capital Management were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
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
On June 20, 2014 and August 14, 2019, our wholly-owned subsidiaries, Stellus Capital SBIC LP, and Stellus Capital SBIC II LP, respectively, received licenses from the SBA to operate as SBICs. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forgo attractive investment opportunities that are not permitted under SBA regulations.
Further, SBA regulations require that an SBIC be examined by the SBA to determine its compliance with the relevant SBA regulations at least every two years. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If either of our SBIC subsidiaries fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are our wholly-owned subsidiaries.
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
Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to maintain RIC tax treatment, which could result in the imposition of an entity-level tax.
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
We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Board determines the fair value of these loans and securities in good faith as described elsewhere in this Annual Report on Form 10-K. In connection with that determination, investment professionals from Stellus Capital Management provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment is reviewed by an independent valuation firm at least twice annually, the ultimate determination of fair value is made by our Board, including our interested directors, and not by such third-party valuation firm. In addition, Messrs. Ladd and D’Angelo, each an interested member of our Board, has a direct pecuniary interest in Stellus Capital Management. The participation of Stellus Capital Management’s investment professionals in our valuation process, and the pecuniary interest in Stellus Capital Management by certain members of our Board, could result in a conflict of interest as Stellus Capital Management’s management fee is based, in part, on the value of our gross assets, and incentive fees are based, in part, on realized gains and realized and unrealized losses.
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
The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by Stellus Capital Management and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.
Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the COVID-19 pandemic, which are obstructing the regular functioning of business work forces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.
We, Stellus Capital Management and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.
Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Stellus Capital Management’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.
Stellus Capital Management’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. Stellus Capital Management’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.
Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

Risks Related to Economic Conditions
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (“Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. On January 31, 2020, the United Kingdom ended its membership in the EU. Under the terms of the withdrawal agreement negotiated and agreed between the United Kingdom and the EU the United Kingdom’s departure from the EU is followed by a transition period (the “Transition Period”), which runs until December 31, 2020 and during which the United Kingdom shall continue to apply EU law and be treated for all material purposes as if it were still a member of the EU. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the EU. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.
There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.
As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
Further downgrades of the U.S. credit rating, impending automatic spending cuts, another government shutdown or a failure to raise the statutory debt limit of the United States could negatively impact our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Further, the federal debt ceiling is scheduled to come back into effect on August 1, 2021, unless Congress takes legislative action to further extend or defer it.
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
Increased geopolitical unrest, terrorist attacks, or acts of war may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.
Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks are generally uninsurable.
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
Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.
In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a London Interbank Offered Rate (“LIBOR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.
If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has delayed the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consult in early December 2020 to consider extending the LIBOR transition deadline to the end of June 2023. The consultation was published on December 4, 2020 and is open for feedback until January 25, 2021. Now that the consultation period has passed, an announcement from the IBA (and/or the FCA) about the cessation of LIBOR appears imminent. Despite this potential extension of the US LIBOR transition deadline, US regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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
As of December 31, 2020, our investments in Services: Business companies represented 16.8% of our total portfolio, at fair value. Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.
Our investments in the business services industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.
Our investments in portfolio companies that operate in the business services industry represent 16.8% of our total portfolio as of December 31, 2020. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
We may be subject to risks associated with our investments in the healthcare industry.
Our investments in portfolio companies that operate in the healthcare & pharmaceuticals industry represent 12.69% of our total portfolio as of December 31, 2020. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.
Portfolio companies in the healthcare information and services industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
Our ability to enter transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions could either comply with the asset coverage requirements of Section 18 when engaging in reverse repurchase agreements or (ii) chose to treat such agreements as derivatives transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in our Credit Facility, the 2026 Notes (as defined below) and any future credit facilities, as well as in the terms of any debt securities we issue, may limit our ability to make distributions in certain circumstances.
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

Risks Relating to Our Debt Securities
The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by and us and our general liabilities (total liabilities, less debt).
The 2026 Notes are not and will not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. In addition, the 2026 Notes will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities (total liabilities, less debt). As of December 31, 2020 we had $174.0 million in outstanding indebtedness under our Credit Facility. The indebtedness under the Credit Facility is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness.
The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2026 Notes are obligations exclusively of Stellus Capital Investment Corporation, and not of any of our subsidiaries. None of our subsidiaries are or will be a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including the SBIC subsidiaries. As of December 31, 2020, our subsidiaries had total indebtedness outstanding of $176.5 million. Certain of these entities (excluding our SBIC subsidiaries) currently serve as guarantors under our Credit Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes.
The indenture under which the 2026 Notes are issued contains limited protection for holders of the 2026 Notes.
The indenture under which the 2026 Notes are issued offers limited protection to holders of the 2026 Notes. The terms of the indenture and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2026 Notes. In particular, the terms of the indenture and the 2026 Notes do not place any restrictions on our or our subsidiaries’ ability to:
•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2026 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which the 2026 Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(2) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
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

Furthermore, the terms of the indenture and the 2026 Notes do not protect holders of the 2026 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.
Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2026 Notes) and take a number of other actions that are not limited by the terms of the 2026 Notes may have important consequences for holders of the 2026 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2026 Notes or negatively affecting the market value of the 2026 Notes.
Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the 2026 Notes.
There is no active trading market for the 2026 Notes. If an active trading market does not develop for the 2026 Notes, you may not be able to sell them.
The 2026 Notes are debt securities for which there currently is no trading market. We do not intend to list the 2026 Notes on any securities exchange or for quotation of the 2026 Notes on any automated dealer quotation system. If the 2026 Notes are traded after their initial issuance, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions, including the impact of COVID-19, or other relevant factors. Although the underwriter has informed us that it intends to make a market in the 2026 Notes, it is not obligated to do so, and the underwriter may discontinue any market-making in the 2026 Notes at any time at its sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop or be maintained for the 2026 Notes, that you will be able to sell your 2026 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2026 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2026 Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes.
Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the lenders or holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2026 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to refinance or restructure our debt, including the 2026 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2026 Notes or our other debt. If we breach our covenants under the Credit Facility or our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, the indenture governing the 2026 Notes has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2026 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.
We may choose to redeem the 2026 Notes when prevailing interest rates are relatively low.
The 2026 Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the 2026 Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the 2026 Notes. If prevailing rates are lower at the time of redemption, and we redeem the 2026 Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2026 Notes being redeemed.
We may not be able to repurchase the 2026 Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the 2026 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. We would not be able to borrow under our Credit Facility to finance such a repurchase of the 2026 Notes, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the 2026 Notes may require us to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the 2026 Notes to require the mandatory purchase of the 2026 Notes will constitute an event of default under our Credit Facility, entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 2026 Notes and a cross-default under the agreements governing the Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 2026 Notes exercise their right to require us to repurchase Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 2026 Notes or change in the debt markets could cause the liquidity or market value of the 2026 Notes to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2026 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2026 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor the underwriter undertakes any obligation to maintain our credit ratings or to advise holders of Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agencies if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our Company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the 2026 Notes.
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
Item 3.   Legal Proceedings
We, Stellus Capital Management or our subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, Stellus Capital Management or our subsidiaries. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SCM.” As of January 31, 2021, we had nine stockholders of record, which did not include stockholders for whom shares are held in nominee or street name.
We generally intend to pay distributions to our stockholders out of assets legally available for distribution. Our distributions and their frequency, if any, will be determined by our board of directors. From January 2014 through March 2020, we paid aggregate monthly distributions of $0.1133 per share on our common shares. For the period April 2020 through December 2020, we paid quarterly distributions of $0.25 per share on our common shares. Payment of dividends on our common shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to shareholders in the future.
Recent Sales of Unregistered Securities
During the year ended December 31, 2020, we issued a total of 21,666 shares of common stock under the distribution reinvestment program (“DRIP”). During the year ended December 31, 2019, we did not issue shares of common stock under the DRIP. During the year ended December 31, 2018, we issued a total of 7,931 shares of common stock under the DRIP. Issuances under the DRIP are not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP for the years ended December 31, 2020 and 2018 was $228,943 and $94,788, respectively.
Use of Proceeds from Recent Sales of Registered Securities
In January 2020, the Company sold 332,591 shares of common stock through an at-the-market sales program (the “ATM Program”) for net proceeds of $4,771,144, which was used to repay borrowings under the Credit Facility.
Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2020, as a part of our DRIP, we purchased 117,687 shares of our common stock for an average price per share of $9.58 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2020:
Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2020 through January 31, 2020	—	$—
February 1, 2020 through February 29, 2020	8,894	14.86
March 1, 2020 through March 31, 2020	13,635	9.20
April 1, 2020 through April 30, 2020	11,784	7.95
May 1, 2020 through May 31, 2020	—	—
June 1, 2020 through June 30, 2020	—	—
July 1, 2020 through July 31, 2020	—	—
August 1, 2020 through August 31, 2020	26,664	7.75
September 1, 2020 through September 30, 2020	—	—

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2020 through October 31, 2020	26,237	8.83
November 1, 2020 through November 30, 2020	—	—
December 1, 2020 through December 31, 2020	30,473	11.06
Total	117,687	$9.58

Price Range of Common Stock
Our shares of common stock are traded on the NYSE under the symbol “SCM.” In connection with our initial public offering, our shares of common stock began trading on November 8, 2012, and before that date, there was no established trading market for shares of our common stock.
The following table sets forth, for each fiscal quarter of the three most recent fiscal years, the range of high and low closing prices of our shares of common stock as reported on the NYSE and the sales price as a percentage of our net asset value (“NAV”).
Fiscal Year Ended	NAV Per Share(1)	Closing Sales Price(2)		Premium or Discount of High Sales NAV(3)	Premium or Discount of Low Sales NAV(3)
		High	Low
December 31, 2020
Fourth quarter	$14.03	$12.07	$8.04	-13.97%	-42.69%
Third quarter	$13.17	$8.94	$7.22	-32.12%	-45.18%
Second quarter	$13.34	$8.75	$5.58	-34.41%	-58.17%
First quarter	$11.55	$15.03	$5.06	30.13%	-56.19%
December 31, 2019
Fourth quarter	$14.14	$14.46	$13.02	2.26%	-7.92%
Third quarter	$14.40	$14.62	$12.80	1.53%	-11.11%
Second quarter	$14.29	$14.58	$13.49	2.03%	-5.60%
First quarter	$14.32	$15.20	$13.27	6.15%	-7.33%
December 31, 2018
Fourth quarter	$14.09	$13.65	$11.91	-3.12%	-15.47%
Third quarter	$14.29	$13.93	$12.79	-2.52%	-10.50%
Second quarter	$14.07	$13.60	$11.56	-3.34%	-17.84%
First quarter	$13.93	$13.00	$11.34	-6.68%	-18.59%

(1)
NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)
Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for dividends.

(3)
Calculated as of the respective high or low sales price divided by the quarter end NAV.

Shares of BDCs’ common stock may trade at a market price that is less than the value of the net assets attributable to those shares of common stock. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our shares of common stock began trading on November 8, 2012, in connection with our initial public offering, our shares of common stock have traded at times at a discount to the net assets attributable to those shares of common stock.

Stock Performance Graph
This graph compares the return on our shares of common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through March 1, 2021. The graph assumes that, at inception, a person invested $100 in each share of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

300%
250%
200%
150%
100%
50%
0%
'13
'14
'15
'16
'17
'18
'19
'20
179.79%
173.58%
90.66%
41.70%
S&P 500 (179.79%)
Russell 2000 (173.58%)
SCM (90.66%)
RJ BDC Index (Mkt. Cap Weight) (41.70%)

11/07/12 to 03/01/21
Total return assumes dividends are reinvested on the ex-dividend dates
RJ BDC Index consists of: AINV, ARCC, BCSF, BBDC, BKCC, CCAP, CGBD, CPTA, CSWC, FDUS, FSK, GAIN, GARS, GBDC, GECC, GLAD, GSBD, HCAP, HRZN, HTGC, ICMB, MAIN, MRCC, NEWT, NMFC, OCSI, OCSL, OFS, ORCC, OXSQ, PFLT, PFX, PNNT, PTMN, PSEC, SAR, SCM, SLRC, SUNS, TCPC, TCRD, TPVG, TSLX and WHF

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “1934 Act”). The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.   Selected Financial Data
The selected financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 set forth below was derived from our financial statements. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.
Statement of Operations Data:	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Total investment income	$56,658,314	$58,911,889	$53,266,338	$39,648,193	$39,490,197
Total expenses, net of fee waiver	$34,666,411	$36,473,080	$30,629,801	$21,677,433	$22,177,996
Net investment income	$21,991,903	$22,438,809	$22,636,537	$17,970,760	$17,312,201
Net increase in net assets resulting from operations	$20,192,441	$26,438,186	$26,194,578	$22,613,257	$23,199,062
Per Share Data:
Net asset value	$14.03	$14.14	$14.09	$13.81	$13.69
Net investment income	$1.13	$1.23	$1.42	$1.21	$1.39
Net increase in net assets resulting from operations	$1.04	$1.45	$1.64	$1.52	$1.86
Distributions declared	$1.15	$1.36	$1.36	$1.36	$1.36
Balance Sheet Data:	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Investments at fair value	$653,424,495	$628,948,077	$504,483,668	$371,839,772	$365,625,891
Cash and cash equivalents	$18,477,602	$16,133,315	$17,467,146	$25,110,718	$9,194,129
Total assets	$674,910,157	$648,513,227	$526,287,251	$400,260,855	$379,878,729
Total liabilities	$401,549,508	$377,942,054	$301,442,244	$180,013,613	$208,996,944
Total net assets	$273,360,649	$270,571,173	$224,845,007	$220,247,242	$170,881,785
Other Data:
Number of portfolio companies at period end	66	63	57	48	45
Weighted average yield on debt investments at period end(1)(2)	8.3%	9.2%	10.9%	10.8%	11.0%

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, related to the COVID-19 pandemic and otherwise, including statements as to:
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

•
our ability to maintain our qualification as a registered investment company (“RIC”) and as a business development company (“BDC”); and

•
the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million, in each case organized and with their principal of business in the United States.
We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2020, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.
On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.
On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of December 31, 2020, our asset coverage ratio was 223%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
COVID-19 Developments
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. During the year ended December 31, 2020, and subsequent to December 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.
The global impact of the outbreak continues to evolve, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. The Federal Food and Drug Administration authorized vaccines produced for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
As COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, remain uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.
Economic outlook
The Federal Food and Drug Administration authorized vaccines produced for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period. The COVID-19 pandemic could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies and with respect to our business, financial condition, results of operations, and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.
Operations
All partners and employees of Stellus Capital have been operating remotely since March 16, 2020 without disruption to its operations and are prepared to continue working remotely as long as is necessary for the health and safety of all personnel.
Our COVID-19 response
Since the onset of the COVID-19 pandemic, we have been in regular contact with all our portfolio companies and/or their sponsors to assess among other things their ability to function in the new environment. Discussions have addressed the portfolio companies’ liquidity position, expected covenant compliance, and the health of their workforce and customers.
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
As of December 31, 2020, we had $ 653.4 million (at fair value) invested in 66 companies. As of December 31, 2020, our portfolio included approximately 78% of first lien debt (including unitranche investments), 11% of second lien debt, 3% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2020 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$508,060,059	$508,673,064
Senior Secured – Second Lien	93,636,285	70,720,186
Unsecured Debt	22,212,888	21,191,245
Equity	34,719,734	52,840,000
Total Investments	$658,628,966	$653,424,495

(1)
Includes unitranche investments, which account for 13.0% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2019, we had $628.9 million (at fair value) invested in 63 companies. As of December 31, 2019, our portfolio included approximately 72% of first lien debt (including unitranche investments), 18% of second lien debt, 4% of unsecured debt and 6% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2019 was as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$461,107,595	$455,169,878
Senior Secured – Second Lien	130,600,172	111,961,013
Unsecured Debt	22,279,519	22,137,186
Equity	28,720,538	39,680,000
Total Investments	$642,707,824	$628,948,077

(1)
Includes unitranche investments, which account for 14.4% of our portfolio at December 31, 2019 fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2020 and December 31, 2019, we had unfunded commitments of $28.9 million and $37.5 million, respectively, to provide debt financing for 19 and 17 portfolio companies, respectively. As of December 31, 2020, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.
The following is a summary of geographical concentration of our investment portfolio as of December 31, 2020:
	Cost	Fair Value	% of Total Investments at fair value
Texas	$151,640,862	$135,146,776	20.68%
California	86,050,467	92,069,851	14.09%
Illinois	57,330,756	57,535,404	8.81%
Arizona	50,822,139	52,015,600	7.96%
New Jersey	38,228,359	37,765,139	5.78%
Ohio	34,109,657	35,827,682	5.48%
Wisconsin	22,721,856	22,827,500	3.49%
Canada	21,318,659	21,540,925	3.30%

	Cost	Fair Value	% of Total Investments at fair value
New York	19,527,594	20,547,579	3.14%
Tennessee	19,832,576	19,959,613	3.05%
United Kingdom	20,159,650	18,727,500	2.87%
South Carolina	15,834,471	18,132,490	2.77%
Indiana	17,741,889	18,026,339	2.76%
Maryland	16,970,057	17,064,250	2.61%
Florida	12,404,739	12,299,545	1.88%
Alabama	12,252,768	12,252,768	1.88%
Washington	11,803,768	11,801,363	1.81%
Missouri	9,956,554	10,720,000	1.64%
Pennsylvania	9,884,148	9,900,000	1.52%
Virginia	7,505,287	7,759,020	1.19%
Washington, D.C.	6,937,907	7,030,512	1.08%
Georgia	685,000	6,420,000	0.98%
North Carolina	4,979,153	2,925,000	0.45%
Puerto Rico	8,613,244	2,589,639	0.40%
Massachusetts	1,317,406	1,780,000	0.27%
Utah	—	760,000	0.11%
	$658,628,966	$653,424,495	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2019:
	Cost	Fair Value	% of Total Investments at Fair Value
Texas	$134,451,527	$120,672,985	19.19%
California	79,090,474	78,136,331	12.42%
Arizona	52,390,949	53,274,526	8.47%
New Jersey	52,548,769	51,637,750	8.21%
Ohio	48,502,609	50,092,839	7.96%
Illinois	41,869,947	44,406,252	7.06%
Canada	21,201,137	21,217,811	3.37%
New York	19,922,689	20,584,020	3.27%
United Kingdom	20,116,695	20,116,695	3.20%
Wisconsin	19,207,770	19,466,054	3.10%
South Carolina	19,935,337	19,366,716	3.08%
Tennessee	19,854,956	19,260,076	3.06%
Pennsylvania	17,408,508	17,566,213	2.79%
Maryland	17,103,044	17,325,000	2.75%
Indiana	14,064,012	13,997,251	2.23%
Florida	13,663,116	13,820,256	2.20%
Colorado	10,867,843	12,444,250	1.98%
Arkansas	14,920,694	11,989,446	1.91%

	Cost	Fair Value	% of Total Investments at Fair Value
Missouri	10,078,235	10,428,223	1.66%
Georgia	575,000	5,250,000	0.83%
North Carolina	4,961,969	4,375,000	0.70%
Puerto Rico	8,613,244	3,490,383	0.55%
Utah	41,894	30,000	0.00%
Massachusetts	1,317,406	—	—%
	$642,707,824	$628,948,077	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2020:
	Cost	Fair Value	% of Total Investments at fair value
Services: Business	$102,005,864	$109,873,364	16.82%
Healthcare & Pharmaceuticals	87,198,279	82,945,887	12.69%
Aerospace & Defense	53,615,886	52,184,338	7.99%
Beverage, Food, & Tobacco	39,339,090	41,012,620	6.28%
Media: Broadcasting & Subscription	31,889,423	34,418,869	5.27%
High Tech Industries	33,571,427	33,793,693	5.17%
Consumer Goods: Durable	27,802,124	27,780,032	4.25%
Environmental Industries	25,454,549	24,977,427	3.82%
Education	26,428,607	24,494,108	3.75%
Services: Consumer	38,026,487	22,600,924	3.46%
Media: Advertising, Printing & Publishing	21,903,057	21,348,217	3.27%
Capital Equipment	20,005,255	20,680,904	3.17%
Finance	18,016,762	19,435,000	2.97%
Transportation & Logistics	18,690,276	18,944,945	2.90%
Retail	15,834,471	18,132,490	2.77%
Containers, Packaging, & Glass	17,853,813	17,890,000	2.74%
Metals & Mining	16,970,057	17,064,250	2.61%
Consumer goods: non-durable	13,272,383	12,930,000	1.98%
Automotive	11,028,125	11,028,125	1.69%
Construction & Building	10,446,055	10,750,000	1.65%
Energy: Oil & Gas	11,015,013	9,991,177	1.53%
Utilities: Oil & Gas	9,884,148	9,900,000	1.52%
Chemicals, Plastics, & Rubber	6,605,024	6,808,125	1.04%
Software	1,772,791	4,430,000	0.66%
Hotel, Gaming, & Leisure	—	10,000	0.00%
	$658,628,966	$653,424,495	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2019:
	Cost	Fair Value	% of Total Investments at Fair Value
Healthcare & Pharmaceuticals	$98,307,360	$94,000,860	14.95%
Services: Business	56,354,433	62,410,845	9.92%
Aerospace & Defense	44,970,957	46,547,324	7.40%
Consumer Goods: Durable	47,933,468	44,158,660	7.02%
Beverage, Food, & Tobacco	42,131,354	42,592,966	6.77%
Media: Broadcasting & Subscription	32,353,301	33,218,991	5.28%
Finance	27,776,880	29,562,500	4.70%
Education	26,594,771	25,661,125	4.08%
Media: Advertising, Printing & Publishing	22,425,972	21,965,124	3.49%
High Tech Industries	21,201,137	21,217,811	3.37%
Capital Equipment	20,093,379	20,237,066	3.22%
Retail	19,935,337	19,366,716	3.08%
Metals & Mining	17,103,044	17,325,000	2.75%
Transportation & Logistics	17,173,599	17,226,294	2.74%
Automotive	17,151,902	17,221,213	2.74%
Software	15,807,191	15,516,250	2.47%
Containers, Packaging, & Glass	14,306,286	14,564,570	2.32%
Environmental Industries	15,256,675	14,410,327	2.29%
Energy: Oil & Gas	12,624,269	13,582,102	2.16%
Services: Consumer	26,075,606	13,345,105	2.12%
Chemicals, Plastics, & Rubber	11,880,825	11,857,228	1.89%
Consumer goods: non-durable	14,973,711	11,770,000	1.87%
Construction & Building	10,408,323	10,750,000	1.71%
Utilities: Oil & Gas	9,868,044	9,900,000	1.57%
Hotel, Gaming, & Leisure	—	540,000	0.09%
	$642,707,824	$628,948,077	100.00%
At December 31, 2020, our average portfolio company investment at amortized cost and fair value was approximately $10.0 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.4 million and $21.6 million, respectively. At December 31, 2019, our average portfolio company investment at amortized cost and fair value was approximately $10.2 million and $10.0 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.6 million and $21.3 million, respectively.
At December 31, 2020, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as London Interbank Offered Rate (“LIBOR”), and 7% bore interest at fixed rates. At December 31, 2019, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 7% bore interest at fixed rates.
The weighted average yield on all of our debt investments as of December 31, 2020 and December 31, 2019 was approximately 8.3% and 9.2%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2020 and December 31, 2019 was approximately 7.9% and 8.8%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.
As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of $18.5 million and $16.1 million, respectively.
Investment Activity
During the year ended December 31, 2020, we made $152.0 million of investments in ten new portfolio companies and twenty existing portfolio companies. During the year ended December 31, 2020, we received $128.8 million in proceeds principally from prepayments of our investments, including $38.3 million from amortization of certain other investments.
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
For example, during the twelve months ended December 31, 2020, the uncertainty and economic ramifications of the rapid spread of COVID-19 led to a general slowing of investment activity in the U.S. lower middle market. As a result, we did not make any investments in new portfolio companies from March 13, 2020 until July 17, 2020. Since then, the investment activity has increased and we have invested $76.7 million (net of fees) in seven new portfolio companies. See Note 15 to the Consolidated Financial Statements for information on investments made subsequent to quarter end.
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

	(dollars in millions)
	As of December 31, 2020			As of December 31, 2019
Investment Category	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies(1)
1	$87.3	14%	12	$70.4	11%	11
2	496.5	76%	45	492.2	78%	41
3	61.3	9%	6	49.3	8%	7
4	—	—%	—	12.0	2%	1
5	8.3	1%	3	5.0	1%	4
Total	$653.4	100%	66	$628.9	100%	64

(1)
One portfolio company appears in two categories as of December 31, 2019.

Loans and Debt Securities on Non-Accrual Status
We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2020, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 4.3% of our loan portfolio at cost and 1.0% at fair value. As of December 31, 2019, we had loans to two portfolio companies that were on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. As of December 31, 2020 and December 31, 2019, $7.1 million and $3.8 million of income from investments on non-accrual has not been accrued, respectively.
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
Comparison of the Years ended December 31, 2020, 2019, and 2018
Revenues
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

The following shows the breakdown of investment income for the years ended December 31, 2020, 2019, and 2018 (in millions).
	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Interest Income(1)	$54.7	$56.5	$49.6
PIK Income	0.7	0.4	1.9
Miscellaneous fees(1)	1.3	2.0	1.8
Total	$56.7	$58.9	$53.3

(1)
For the years ended December 31, 2020, 2019, and 2018, we recognized $2.1, million, $2.8 million and $3.4 million of non-recurring income, respectively. Non-recurring income was related to early repayments, the recognition of previously reserved income from a prior period, and amendments to specific loan positions.

The decrease in interest income from the year ended December 31, 2019 to the year ended December 31, 2020 was due primarily to a decline in the market indices that are used for the floating rate loans, subject to interest rate floors. The increase in interest income from the year ended December 31, 2018 to the year ended December 31, 2019 was due primarily to growth in the overall investment portfolio.
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

The following shows the breakdown of operating expenses for the years ended December 31, 2020, 2019 and 2018 (in millions).
Operating Expenses	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Management Fees	$11.1	$9.7	$8.2
Valuation Fees	0.3	0.3	0.3
Administrative services expenses	1.8	1.7	1.4
Income incentive fees	2.5	5.8	5.5
Capital gain incentive (reversal) fees	(0.4)	0.8	0.1
Professional fees	1.0	1.0	1.2
Directors’ fees	0.4	0.4	0.3
Insurance expense	0.3	0.3	0.3
Interest expense and other fees	16.0	15.0	12.3
Income tax expense	0.8	0.9	0.3
Other general and administrative	0.9	0.6	0.7
Total Operating Expenses	$34.7	$36.5	$30.6
The decrease in operating expenses for the respective periods was primarily due to lower income incentive fees, as a result of pre-incentive fee net investment income being lower than the hurdle rate, mainly due to lower LIBOR rates over the period; and the reversal of a previously accrued capital gains incentive fee, which resulted from realized losses incurred over the period. The decrease was offset by an increase in management fees, directly related to the growth of our portfolio and an increase in interest expense due to the higher balances on the Credit Facility and SBA-guaranteed debentures (as defined below) outstanding during the period.
Net Investment Income
For the year ended December 31, 2020, net investment income was $22.0 million, or $1.13 per common share based on 19,471,500 weighted-average common shares outstanding. For the year ended December 31, 2019, net investment income was $22.4 million, or $1.23 per common share based on 18,275,696 weighted-average common shares outstanding. For the year ended December 31, 2018, net investment income was $22.6 million, or $1.42 per common share based on 15,953,571 weighted-average common shares outstanding.
Net investment income for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 as a result of lower interest income due to a decline in the market indices that are used for our floating rate loans, subject to interest rate floors; offset by lower operating expenses as explained in the “Expenses” section above.
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
Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2020 totaled $128.6 million and net realized losses totaled ($10.1) million. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2019 totaled $128.2 million and net realized gains totaled $19.6 million. Proceeds from the sales and repayments of investments and amortization of certain other investments for the year ended December 31, 2018 totaled $147.5 million and net realized gains totaled $5.5 million. Net realized losses during the year ended December 31, 2020 resulted primarily from the disposition of a loan in our portfolio, partially offset by gains from the realization of our equity investments in certain portfolio companies. Net realized gains for the years ended December 31, 2019 and 2018 resulted primarily from the realization of our equity investments in certain portfolio companies.
Net Change in Unrealized Appreciation (Depreciation) of Investments
Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.
Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the year ended December 31, 2020, 2019 and 2018 totaled $8.6 million, ($15.5) million, and ($1.6) million, respectively.
The change in unrealized appreciation in 2020 was primarily due to portfolio company specific performance on several of our equity investments. The change in unrealized depreciation in 2019 was primarily due to write downs on specific investments. The change in unrealized depreciation in 2018 was due to a significant widening of spreads right at year end, offset by the write up of a specific equity investment.
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
For the year ended December 31, 2020, 2019 and 2018, we recognized a deferred tax provision related to unrealized appreciation on certain equity investments for income tax at our Taxable Subsidiaries of $224.9 thousand, $66.8 thousand and $68.0 thousand, respectively. As of December 31, 2020 and 2019, deferred tax liabilities of $359.6 thousand and $134.7 thousand, respectively, were included on the Consolidated Statement of Assets and Liabilities.
For the year ended December 31, 2018, we recognized tax expense related to the realized gains on certain equity investments at our taxable subsidiaries of $267.0 thousand. There was no such tax expense for the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, no tax liability related to the taxes on realized gains were included on the Consolidated Statement of Assets and Liabilities.
Net Increase in Net Assets Resulting from Operations
Net increase in net assets resulting from operations totaled $20.2 million, or $1.04 per common share based on weighted-average shares of 19,471,500 for the year ended December 31, 2020, as compared to $26.4 million, or $1.45 per common share based on weighted-average shares of 18,275,696 common shares outstanding for the year ended December 31, 2019, as compared to $26.2 million, or $1.64 per common share based on weighted-average shares of 15,953,571 common shares outstanding for the year ended December 31, 2018.
The decrease in net increase in net assets for the year ended December 31, 2020 was primarily due to net realized losses, offset by net unrealized gains. The net increase in net assets resulting from operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was higher due primarily to a larger amount of realized gains, offset by unrealized depreciation.
Financial condition, liquidity and capital resources
Cash Flows from Operating and Financing Activities
Our operating activities used net cash of $3.5 million for the year ended December 31, 2020, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. The decrease in net cash used in operating activities over the period is because we did not make any new investments during the first half of 2020, primarily due to the COVID-19 pandemic. Our financing activities for the year ended December 31, 2020 provided cash of $5.8 million primarily from proceeds from SBA-guaranteed debentures, net borrowings on our Credit Facility, and proceeds from the issuance of common stock.
Our operating activities used net cash of $93.3 million for the year ended December 31, 2019, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2019 provided cash of $92.0 million primarily from proceeds from the issuance of common stock, proceeds from SBA-guaranteed debentures and net borrowings on our Credit Facility.
Our operating activities used net cash of $102.4 million for the year ended December 31, 2018, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2018 used cash of $94.8 million, primarily from proceeds from SBA-guaranteed debentures and net borrowings on our Credit Facility.
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
Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of Stellus Capital SBIC, LP (“SBIC subsidiary”) and Stellus Capital SBIC II, LP (“SBIC II subsidiary”) (together, “the SBIC subsidiaries”) guaranteed by the Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of December 31, 2020 and December 31, 2019, our asset coverage ratio was 223% and 229%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of $18.5 million and $16.1 million, respectively.
Credit Facility
On October 11, 2017, we entered a senior secured revolving credit agreement, dated as of October 10, 2017, as amended, that was amended and restated on September 18, 2020 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).
The key changes in the amended and restated Credit Facility are as follows:
	Prior agreement	As amended and restated
Maturity Date	October 10, 2021	September 18, 2025
Commitment termination date	March 10, 2021	September 18, 2024
LIBOR floor	None	0.25%
Prime rate floor	None	3.00%
Asset coverage ratio	Minimum of 1.75 to 1.00 (maximum leverage of 1.33x)	Minimum of 1.67 to 1.00 (maximum leverage of 1.5x)
Refinancing of 2022 Notes(1)	Not required	Required by March 15, 2022

(1)
See subsequent events section below for discussion on activity related to the 2022 Notes subsequent to December 31, 2020.

The Credit Facility, as amended and restated, provides for borrowings up to a maximum of $230.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $280.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.
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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00.
As of December 31, 2020 and December 31, 2019, the outstanding balance under the Credit Facility was $174.0 million and $161.6 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $3.6 million in connection with the current Credit Facility, which were capitalized and are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2020 and 2019, $2.3 million and $1.0 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility.
Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2020, 2019, and 2018 (dollars in millions):
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$5.8	$5.1	$3.7
Loan fee amortization	0.6	0.5	0.4
Commitment fees on unused portion	0.2	0.4	0.4
Administration fees	0.1	—	0.1
Total interest and financing expenses	$6.7	$6.0	$4.6
Weighted average interest rate	3.2%	4.8%	4.7%
Effective interest rate (including fee amortization)	3.7%	5.7%	5.7%
Average debt outstanding	$181.9	$106.2	$79.8
Cash paid for interest and unused fees	$6.3	$5.2	$4.2
SBA-guaranteed debentures
Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2020 and 2019, the SBIC subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA.
As of December 31, 2020 and 2019, the SBIC II subsidiary had $40.0 million and $20.0 million in regulatory capital, respectively.
On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.
On a stand-alone basis, the SBIC subsidiaries held $277.3 million and $240.1 million in assets at December 31, 2020 and 2019, respectively, which accounted for approximately 41.1% and 37.0% of our total consolidated assets at December 31, 2020 and 2019, respectively.

SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA-guaranteed debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. As of December 31, 2020 and 2019, the SBIC subsidiaries had $176.5 million and $161.00 of the SBA-guaranteed debentures outstanding, respectively. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
As of December 31, 2020 and 2019, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair value of the SBA-guaranteed debentures is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2020 and 2019, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.
As of December 31, 2020, we have incurred $6.2 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries have received their licenses, which were recorded as prepaid loan fees. As of December 31, 2020 and 2019, $3.3 million and $3.5 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$5.4	$5.2	$4.0
Debenture fee amortization	0.7	0.6	0.6
Total interest and financing expenses	$6.1	$5.8	$4.6
Weighted average interest rate	3.3%	3.4%	3.2%
Effective interest rate (including fee amortization)	3.8%	3.8%	3.7%
Average debt outstanding	$161.6	$151.9	$125.4
Cash paid for interest	$5.3	$5.0	$3.1
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
We used all of the net proceeds from this offering to fully redeem notes issued in a prior public offering and a portion of the amount outstanding under our prior credit facility. As of both December 31, 2020 and 2019, the aggregate carrying amount of all Notes was $48.9 million and the fair value of the Notes was approximately $49.2 million and $49.7 million, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.

In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1.7 million of fees which are being amortized over the term of the 2022 Notes, of which $0.6 million and $0.9 million remained to be amortized as of December 31, 2020 and 2019, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2020, 2019, 2018 (in millions):
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$2.8	$2.8	$2.8
Deferred financing costs	0.3	0.3	0.3
Total interest and financing expenses	$3.1	$3.1	$3.1
Weighted average interest rate	5.7%	5.8%	5.8%
Effective interest rate (including fee amortization)	6.4%	6.4%	6.4%
Average debt outstanding	$48.9	$48.9	$48.9
Cash paid for interest	$2.8	$2.8	$2.8
Contractual Obligations
As of December 31, 2020, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:
	Total	2021	2022	2023	2024	2025	2026 and thereafter
	(dollars in thousands)
Credit Facility payable	$174,000	—	—	—	$58,000	$116,000	—
Notes payable(1)	$48,875	—	$48,875	—	—	—	—
SBA-guaranteed debentures	$176,500	—	—	—	—	—	$176,500
Total	$399,375	$—	$48,875	$—	$58,000	$116,000	$176,500

(1)
See Note 15 for the discussion regarding the 2022 Notes subsequent to December 31, 2020

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2020, our only off-balance sheet arrangements consisted of $28.9 million of unfunded commitments to provide debt financing to 19 of our portfolio companies. As of December 31, 2019, our only off-balance sheet arrangements consisted of $37.5 million unfunded commitments to provide debt financing to 17 of our portfolio companies. As of December 31, 2020, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility to fund such unfunded commitments should the need arise.
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
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year to avoid a U.S. federal excise tax on our undistributed earnings of a RIC. As of December 31, 2020, we had $21,051,549 of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2021.
We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in shares of our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the Credit Facility. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service (the “IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in shares of our common stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash, except as described below.
Recently, in recognition of the need for enhanced liquidity during the current period of economic disruption, the IRS temporarily reduced the minimum required aggregate amount of cash that shareholders may receive in such a distribution from 20% down to 10% percent of the aggregate declared distribution. This temporary modification was effective solely with respect to distributions declared on or after April 1, 2020, and on or before December 31, 2020.
If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in shares of our common stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our common stock in accordance with these U.S. Treasury regulations or private letter rulings. However, we continue to monitor the Company’s liquidity position and the overall economy and will continue to assess whether it would be in our and our shareholders best interest to take advantage of the IRS rulings.
Recent Accounting Pronouncements
See Note 1 to the financial statements for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the financial statements.

Critical Accounting Policies
See Note 1 to the Consolidated Financial Statements contained herein for a description of critical accounting policies.
Subsequent Events
Investment Portfolio
On January 14, 2021, we received full repayment on the first lien term loan and revolver of BFC Solmetex, LLC. for total proceeds of $13.6 million. We also received full repayment on the first lien term loan of Bonded Filter Co. LLC, a subsidiary of BFC Solmetex, LLC, for total proceeds of $1.2 million.
On January 29, 2021, we invested $11.3 million in the first lien term loan of NuSource Financial, LLC, a provider of technology integration and installation of Automated Teller Machines / Integrated Teller Machines (“ATM” / “ITM”), maintenance services, and security solutions. Additionally, we invested $4.8 million in the subordinated debt and warrants of the company.
On February 1, 2021, we invested $0.4 million in the equity of Tailwind Core Investor, LLC, an existing portfolio company.
On February 11, 2021, we invested $7.2 million in the first lien term loan of Time Manufacturing Acquisition, LLC, an existing portfolio company. Additionally, we invested $0.1 million in the equity of the company.
On February 19, 2021, we invested $13.5 million in the first lien term loan and committed $0.1 million in the unfunded revolver of CEATI International, Inc., a provider of intellectual content, technical trade programs, research groups, and conferences for utility companies. Additionally, we invested $0.3 million in the equity of the company.
On March 1, 2021, we invested $10.8 million in the first lien term loan and committed $0.1 million in the unfunded revolver of TAC LifePort Purchaser, LLC, a provider of aerospace products for the U.S. military / government, air medical, and high-end VIP aircraft end markets. Additionally, we invested $0.5 million in the equity of the company.
On March 2, 2021, we invested $10.0 million in the first lien term loan and $0.1 million in the unfunded revolver of TradePending, LLC, a provider of vehicle trade-in and merchandising intelligence solutions for auto dealerships, primarily flagship dealerships. Additionally, we invested $0.8 million in the equity of the company.
2026 Notes
On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable semi-annually beginning September 30, 2021. We used all of the net proceeds from this offering to fully redeem the 2022 Notes and repay a portion of the outstanding amount under the Credit Facility.
Redemption of the 2022 Notes
On February 12, 2021, we redeemed all $48.875 million in aggregate principal amount of the 2022 Notes. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.
Credit Facility
The outstanding balance under the Credit Facility as of March 3, 2021 was $164.5 million.

SBA-guaranteed Debentures
The outstanding balance under SBA-guaranteed debentures as of March 3, 2021 was $210.0 million.
SBIC II Subsidiary
On January 21, 2021, we contributed $15.0 million to the SBIC II subsidiary, bring total contributed capital to $35.0 million. On January 25, 2021, we increased committed capital to $60.0 million.
Dividend Declared
On January 15, 2021, our Board changed the frequency of distributions from quarterly to monthly and declared a regular monthly dividend for each of January, February and March 2021 as follows:
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/15/2021	1/28/2021	1/29/2021	2/16/2021	$0.0833
1/15/2021	2/25/2021	2/26/2021	3/15/2021	$0.0833
1/15/2021	3/30/2021	3/31/2021	4/15/2021	$0.0833
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. U.S. and global capital markets and credit markets have experienced a higher level of stress due to the COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. The U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. For both years ended December 31, 2020 and 2019, 93% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of December 31, 2020 and 2019, the weighted average interest rate floor on our floating rate loans was 1.21% and 1.13%, respectively.
Assuming that the Statement of Assets and Liabilities as of December 31, 2020 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:
	($ in millions)
Change in Basis Points	Interest Income	Interest Expense	Net Interest Income(1)
Up 200 basis points	$11.4	$(3.5)	$7.9
Up 150 basis points	7.6	(2.6)	5.0
Up 100 basis points	2.9	(1.7)	1.2
Up 50 basis points	0.5	(0.9)	(0.4)
Down 25 basis points	—	—	—

(1)
Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2020 and 2019, we did not engage in hedging activities.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Stellus Capital Investment Corporation
Opinion on the financial statements
We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”) and financial highlights for each of the five years in the period ended December 31, 2020. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 and the financial highlights for each of the five years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value of Investments
As described further in Note 6 to the financial statements, the Company has investments in portfolio companies with a fair value of $653,424,495. Investment values are based on prices or valuation techniques that require inputs that are significant and unobservable. The determination of fair value also requires management judgement. As such, we identified fair value of investments as a critical audit matter.
The principal considerations for our determination that the fair value of investments is a critical audit matter are that the assets are valued using unobservable inputs, which are considered level 3 in nature under the valuation hierarchy of US GAAP. In addition, valuation is material to the financial statements, and there is a high level of judgement in determining the fair value. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement required significant auditor judgement.
Our audit procedures related to the fair value of investments included the following, among others.
•
Testing the design and operating effectiveness of relevant controls over management’s process relating to the fair value measurement of investments.

•
With the assistance of internal valuation specialists to evaluate and test management’s process to develop valuation estimates, we performed audit procedures to determine that the data, methods, and assumptions used to determine investment fair value was reasonable. We also tested the mathematical accuracy of investment valuations. Certain key inputs/assumptions tested by us included the following:

•
Discount rate

•
Credit yields

•
Market multiples,

•
Revenue and EBITDA multiples

•
Weighting between valuation techniques,

•
In testing the inputs/assumptions above, we considered available third-party market information, current economic conditions, and client specific source information.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2012.
Dallas, Texas
March 4, 2021

PART I — FINANCIAL INFORMATION
STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
	December 31, 2020	December 31, 2019
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $658,628,966 and $642,707,824, respectively)	$653,424,495	$628,948,077
Cash and cash equivalents	18,477,602	16,133,315
Receivable for sales and repayments of investments	215,929	123,409
Interest receivable	2,189,448	2,914,710
Other receivables	25,495	25,495
Deferred offering costs	90,000	—
Prepaid expenses	487,188	368,221
Total Assets	$674,910,157	$648,513,227
LIABILITIES
Notes payable	$48,307,518	$47,974,202
Credit facility payable	171,728,405	160,510,633
SBA-guaranteed debentures	173,167,496	157,543,853
Dividends payable	—	2,167,630
Management fees payable	2,825,322	2,695,780
Income incentive fees payable	681,660	1,618,509
Capital gains incentive fees payable	521,021	880,913
Interest payable	2,144,085	2,322,314
Unearned revenue	523,424	559,768
Administrative services payable	391,491	413,278
Deferred tax liability	359,590	134,713
Income tax payable	724,765	917,000
Other accrued expenses and liabilities	174,731	203,461
Total Liabilities	$401,549,508	$377,942,054
Commitments and contingencies (Note 7)
Net Assets	$273,360,649	$270,571,173
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,486,003 and 19,131,746 issued and outstanding, respectively)	$19,486	$19,132
Paid-in capital	276,026,667	272,117,091
Accumulated undistributed deficit	(2,685,504)	(1,565,050)
Net Assets	$273,360,649	$270,571,173
Total Liabilities and Net Assets	$674,910,157	$648,513,227
Net Asset Value Per Share	$14.03	$14.14

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
INVESTMENT INCOME
Interest income	$55,350,781	$56,895,990	$51,463,033
Other income	1,307,533	2,015,899	1,803,305
Total Investment Income	$56,658,314	$58,911,889	$53,266,338
OPERATING EXPENSES
Management fees	$11,084,450	$9,703,706	$8,154,842
Valuation fees	290,445	265,103	307,838
Administrative services expenses	1,781,603	1,691,764	1,390,375
Income incentive fees	2,527,813	5,809,672	5,529,376
Capital gains incentive (reversal) fees	(359,892)	799,876	81,038
Professional fees	950,716	1,040,011	1,189,071
Directors’ fees	394,816	383,000	317,000
Insurance expense	384,774	352,382	348,500
Interest expense and other fees	15,950,087	14,976,024	12,338,755
Income tax expense	771,134	903,905	275,106
Other general and administrative expenses	890,465	547,637	697,900
Total Operating Expenses	$34,666,411	$36,473,080	$30,629,801
Net Investment Income	$21,991,903	$22,438,809	$22,636,537
Net realized (loss) gain on non-controlled, non-affiliated investments	$(10,129,859)	$19,565,903	$5,540,518
Tax provision on realized gain on investment	$—	$—	$(267,975)
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	$8,555,274	$(15,501,951)	$(1,706,549)
Net change in unrealized appreciation on non-controlled, affiliated investments	$—	$2,185	$60,000
Provision for taxes on net unrealized gain on investments	$(224,877)	$(66,760)	$(67,953)
Net Increase in Net Assets
Resulting from Operations	$20,192,441	$26,438,186	$26,194,578
Net Investment Income Per Share	$1.13	$1.23	$1.42
Net Increase in Net Assets Resulting from Operations Per Share	$1.04	$1.45	$1.64
Weighted Average Shares of Common Stock Outstanding	19,471,500	18,275,696	15,953,571
Distributions Per Share	$1.15	$1.36	$1.36

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Increase in Net Assets Resulting from Operations
Net investment income	$21,991,903	$22,438,809	$22,636,537
Net realized (loss) gain on non-controlled,
non-affiliated investments	(10,129,859)	19,565,903	5,540,518
Tax provision on realized gain on investments		—	(267,975)
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	8,555,274	(15,501,951)	(1,706,549)
Net change in unrealized appreciation on
non-controlled, affiliated investments	—	2,185	60,000
Provision for taxes on unrealized appreciation on investments	(224,877)	(66,760)	(67,953)
Net Increase in Net Assets Resulting from Operations	$20,192,441	$26,438,186	$26,194,578
Stockholder Distributions From:
Net investment income	$(22,402,959)	$(10,000,000)	$(16,418,007)
Net realized capital gains	—	(15,038,173)	(5,272,543)
Total Distributions	$(22,402,959)	$(25,038,173)	$(21,690,550)
Capital Share Transactions
Issuance of common stock	$5,023,937	$45,862,239	$94,788
Sales load	(18,169)	(1,015,127)	—
Offering costs	(5,681)	(521,715)	—
Partial share transactions	(94)	755	(1,051)
Net Increase in Net Assets Resulting From
Capital Share Transactions	$4,999,993	$44,326,153	$93,737
Total Increase in Net Assets	$2,789,476	$45,726,166	$4,597,765
Net Assets at Beginning of Period	$270,571,173	$224,845,007	$220,247,242
Net Assets at End of Period	$273,360,649	$270,571,173	$224,845,007

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31, 2020	December 31, 2019	For the year ended December 31, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$20,192,441	$26,438,186	$26,194,578
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(152,007,165)	(246,438,384)	(272,927,459)
Proceeds from sales and repayments of investments	128,627,422	128,206,318	147,528,448
Net change in unrealized (appreciation) depreciation on investments	(8,555,274)	15,499,766	1,646,549
Increase in investments due to PIK	(664,992)	(415,933)	(1,869,905)
Amortization of premium and accretion of discount, net	(2,098,788)	(1,774,469)	(1,553,333)
Deferred tax provision	224,877	66,760	67,953
Amortization of loan structure fees	647,872	519,995	456,151
Amortization of deferred financing costs	333,316	332,407	335,309
Amortization of loan fees on SBA-guaranteed debentures	701,068	623,900	623,989
Net realized loss (gain) on investments	10,129,859	(19,565,903)	(5,540,518)
Changes in other assets and liabilities
Decrease (increase) in interest receivable	725,262	873,974	(866,480)
Decrease (increase) in other receivable	—	59,751	(85,246)
(Increase) decrease in prepaid expenses	(118,967)	(23,600)	16,649
Increase in management fees payable	129,542	511,805	562,383
(Decrease) increase in incentive fees payable	(936,849)	(318,029)	1,564,891
(Decrease) increase in capital gains incentive fees payable	(359,892)	799,875	81,038
(Decrease) increase in administrative services payable	(21,787)	21,087	65,158
(Decrease) increase in interest payable	(178,229)	458,748	842,393
(Decrease) Increase in unearned revenue	(36,344)	149,175	271,289
(Decrease) increase in income tax payable	(192,235)	600,908	316,092
(Decrease) increase in other accrued expenses and liabilities	(28,730)	87,559	(152,511)
Net Cash Used In Operating Activities	$(3,487,593)	$(93,286,104)	$(102,422,582)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$4,794,994	$45,862,239	$—
Sales load for common stock issued	(18,169)	(1,015,127)	—
Offering costs paid for common stock	(95,681)	(503,042)	(18,673)
Stockholder distributions paid	(24,341,646)	(24,678,113)	(21,594,863)

	For the year ended December 31, 2020	December 31, 2019	For the year ended December 31, 2018
Proceeds from SBA-guaranteed debentures	15,500,000	11,000,000	60,000,000
Financing costs paid on SBA-guaranteed debentures	(577,425)	(467,850)	(2,055,000)
Borrowings under Credit Facility	120,950,000	245,750,000	246,300,000
Repayments of Credit Facility	(108,500,000)	(183,750,000)	(187,500,000)
Financing costs paid on Credit facility	(1,880,099)	(246,589)	(351,403)
Partial share transactions	(94)	755	(1,051)
Net Cash Provided by Financing Activities	$5,831,880	$91,952,273	$94,779,010
Net Increase in Cash and Cash Equivalents	$2,344,287	$(1,333,831)	$(7,643,572)
Cash and cash equivalents balance at beginning of period	16,133,315	17,467,146	25,110,718
Cash and Cash Equivalents Balance at End of Period	$18,477,602	$16,133,315	$17,467,146
Supplemental and Non-Cash Activities
Cash paid for interest expense	$14,441,061	$13,035,976	$10,075,913
Excise tax paid	940,000	280,000	27,717
Shares issued pursuant to Dividend Reinvestment Plan	228,943	—	94,788
(Decrease) increase in dividends payable	(2,167,630)	360,060	899
Increase (decrease) in deferred offering costs	90,000	(18,673)	18,673

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Adams Publishing Group, LLC									Greenville, TN
Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$4,990,080	4,962,046	4,990,080	1.83%
Delayed Draw Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023		$162,106	162,106	162,106	0.06%
Total											$5,124,152	$5,152,186	1.89%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.50%	1.00%	7.50%		11/30/2020	11/30/2026	Containers, Packaging & Glass	$17,500,000	17,153,813	17,150,000	6.27%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			644,737 units	700,000	740,000	0.27%
Total											$17,853,813	$17,890,000	6.54%
APE Holdings, LLC									Deer Park, TX
Class A Common Units	(4)	Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000 units	375,000	80,000	0.03%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					1/26/2016		Services: Business	254,250 units	0	1,350,000	0.49%
Stratose Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	0	3,970,000	1.45%
Total											$0	$5,320,000	1.94%
ASC Communications, LLC	(17)								Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.00%	1.00%	6.00%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$4,058,642	4,044,314	3,896,296	1.43%
Term Loan	(35)	First Lien	1M L+5.00%	1.00%	6.00%		2/4/2019	6/29/2023		$6,899,691	6,847,391	6,623,704	2.42%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	58,828	330,000	0.12%
Total											$10,950,533	$10,850,000	3.97%
BFC Solmetex, LLC									Nashville, TN
Revolver	(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023	Environmental Industries	$2,139,364	2,139,364	2,139,364	0.78%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023		$11,474,603	11,384,927	11,474,603	4.20%
Bonded Filter Co. LLC, Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023		$1,193,460	1,184,133	1,193,460	0.44%
Total											$14,708,424	$14,807,427	5.42%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	8.58%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,496,876	16,695,804	6.11%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	6/30/2020		$391,063	391,063	391,063	0.14%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,500,000	0.55%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	1,410,000	0.52%
Total											$18,825,200	$19,996,867	7.32%
Café Valley, Inc.									Phoenix, AZ
Term Loan	(35)	First Lien	1M L+7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$16,077,381	15,829,176	15,675,447	5.73%
CF Topco LLC, Common Units	(4)	Equity					8/28/2019			9,160 shares	916,015	720,000	0.26%
Total											$16,745,191	$16,395,447	5.99%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	195,036	20,000	0.01%
CommentSold, LLC	(8)								Huntsville, AL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.00%	1.00%	7.00%		11/20/2020	11/20/2026	High Tech Industries	$12,500,000	12,252,768	12,252,768	4.48%

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
CompleteCase, LLC	(21)								Seatlle, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025	Services: Consumer	$11,478,261	11,248,696	11,248,696	4.11%
Revolver	(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025		$33,333	33,333	32,667	0.01%
CompleteCase Holdings, Inc. Class A Common Units (SBIC II)	(4)(9)	Equity					12/21/2020			417 units	5	0	0.00%
CompleteCase Holdings, Inc. Series A Preferred Units (SBIC II)	(4)(9)	Equity					12/21/2020			522 units	521,734	520,000		0.19%
Total											$11,803,768	$11,801,363	4.31%
Convergence Technologies, Inc.									Indianpolis, IN
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024	Services: Business	$6,982,143	6,888,406	6,982,143	2.55%
Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		2/28/2019	8/30/2024		$1,403,571	1,383,414	1,403,571	0.51%
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/14/2020	8/30/2024		$3,740,625	3,672,274	3,740,625	1.37%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024		$5,250,000	5,250,000	5,250,000	1.92%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			5,282 units	547,795	650,000	0.24%
Total											$17,741,889	$18,026,339	6.59%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan	(35)	First Lien	3M L+5.50%	1.00%	6.50%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$16,006,250	15,778,905	15,446,031	5.65%
Health Monitor Holdings, LLC Seires A Preferred Units	(4)	Equity					5/15/2019			1,000,000 shares	1,000,000	750,000	0.27%
Total											$16,778,905	$16,196,031	5.92%
Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	820,000	0.30%
DRS Holdings III, Inc.	(10)								St. Louis, MO
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,900,000	9,816,898	9,900,000	3.62%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(35)	First Lien	6M L+8.50%	1.50%	10.00%		4/13/2018	4/13/2023	Energy: Oil & Gas	$9,323,691	9,226,943	8,531,177	3.12%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	466,204	220,000	0.08%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	723,684	200,000	0.07%
Total											$10,416,831	$8,951,177	3.27%
Elliott Aviation, LLC									Moline, IL
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/31/2020	1/31/2025	Aerospace & Defense	$18,427,500	18,115,703	18,151,088	6.64%
Revolver	(3)(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/31/2020	1/31/2025		$450,000	450,000	443,250	0.16%
SP EA Holdings, LLC Preferred Shares, Class A	(4)	Equity					1/31/2020			900,000 shares	900,000	560,000	0.20%
Total											$19,465,703	$19,154,338	7.00%
Empirix Holdings I, Inc.									Billerica, MA
Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	1,760,000	0.64%
Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	20,000	0.01%
Total											$1,317,406	$1,780,000	0.65%
Energy Labs Holding Corp.									Houston, TX
Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	1,040,000	0.38%
Exacta Land Surveyors, LLC	(23)(25)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,714,375	16,488,364	16,547,231	6.05%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity					2/8/2019			1,069,143 shares	1,069,143	720,000	0.26%
Total											$17,557,507	$17,267,231	6.31%
EOS Fitness Holdings, LLC									Phoenix, AZ
Preferred Units	(4)	Equity					12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	10,000	0.00%
Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	0	0	0.00%
Total											$0	$10,000	0.00%

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Fast Growing Trees, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.00%	7.75%		2/5/2018	02/05/23	Retail	$14,992,490	14,850,620	14,992,490	5.48%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	983,851	3,140,000	1.15%
Total											$15,834,471	$18,132,490	6.63%
FB Topco, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.52%		6/27/2018	4/24/2023	Education	$20,550,738	20,322,696	20,447,984	7.48%
Delayed Draw Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.55%		6/27/2018	4/24/2023		$1,126,758	1,126,758	1,121,124	0.41%
Total											$21,449,454	$21,569,108	7.89%
GK Holdings, Inc.									Cary, NC
Term Loan	(33)(35)	Second Lien	3M L+10.25%	1.00%	0.00%		1/30/2015	1/20/2022	Education	$5,000,000	4,979,153	2,925,000	1.07%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(35)	Second Lien	3M L+9.00%	1.50%	10.50%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,447,700	3,690,000	1.35%
GS HVAM Intermediate, LLC	(34)								Carlsbad, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,895,506	12,792,753	12,895,506	4.72%
HV GS Acquisition, LP Class A Interests	(4)	Equity					6/29/2018			1,796 shares	1,618,844	2,460,000	0.90%
Total											$14,411,597	$15,355,506	5.62%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(27)(35)	First Lien	3M L+7.00%	1.50%	8.50%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,503,720	4,503,720	2,589,639	0.95%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	0	0.00%
Total											$8,613,244	$2,589,639	0.95%
I2P Holdings, LLC									Cleveland, OH
Series A Preferred	(4)	Equity					1/31/2018		Services: Business	750,000 shares	750,000	3,160,000	1.16%
Ian, Evan & Alexander Corporation	(36)								Reston, VA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		7/31/2020	7/31/2025	Services: Business	$7,140,425	7,005,287	7,069,020	2.59%
EC Defense Holding, Class B Units (SBIC)	(2)(4)	Equity					7/31/2020			20,054 shares	500,000	690,000	0.25%
Total											$7,505,287	$7,759,020	2.84%
ICD Holdings, LLC									San Francisco, CA
Class A Preferred	(4)(5)	Equity					1/1/2018			9,962 shares	474,182	2,090,000	0.76%
Industry Dive, Inc.									Washington, D.C.
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.75%	1.00%	7.75%		7/17/2020	8/30/2024	Services: Business	$7,015,841	6,887,907	6,980,762	2.55%
Revolver	(35)(37)	First Lien	1M L+6.75%	1.00%	7.75%		7/17/2020	8/30/2024		$50,000	50,000	49,750	0.02%
Total											$6,937,907	$7,030,512	2.57%
Integrated Oncology Network, LLC	(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$16,470,413	16,227,281	16,470,413	6.03%
Revolver	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024		$553,517	553,517	553,517	0.20%
Total											$16,780,798	$17,023,930	6.23%
Interstate Waste Services, Inc.									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	21,925 shares	946,125	370,000	0.14%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024	Healthcare & Pharmaceuticals	$5,940,000	5,844,850	5,940,000	2.17%
Term Loan	(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024		$11,385,000	11,202,629	11,385,000	4.16%
Legacy Parent, Inc. Class A Common Units	(4)	Equity					10/30/2020			58 shares	125,000	130,000
Total											$17,172,479	$17,455,000	6.33%
Invincible Boat Company, LLC	(28)								Opa Locka, FL
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,469,818	5,380,207	5,469,818	2.00%

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$5,925,636	5,772,336	5,925,636	2.17%
Revolver	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$284,091	284,091	284,091
Invincible Parent Holdco, LLC Class A Common Units	(4)	Equity					8/28/2019			1,000,000 shares	968,105	620,000	0.23%
Total											$12,404,739	$12,299,545	4.40%
J.R. Watkins, LLC									San Francisco, CA
Term Loan (SBIC)	(2)	First Lien	7.00%		7.00%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,250,000	12,139,807	12,250,000	4.48%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,133 shares	1,132,576	680,000	0.25%
Total											$13,272,383	$12,930,000	4.73%
Jurassic Acquisiton Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	5.75%		12/28/2018	11/15/2024	Metals & Mining	$17,150,000	16,970,057	17,064,250	6.24%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.50%	1.00%	8.89%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,557,708	9,557,708	3.50%
Term Loan	(13)(22)	First Lien	3M L+6.50%	1.00%	8.89%		12/24/2020	12/24/2025		$1,500,000	1,470,417	1,470,417	0.54%
Total											$11,028,125	$11,028,125	4.04%
KidKraft, Inc.	(38)								Dallas, TX
Term Loan	(22)(29)	First Lien	3M L+5.00%	1.00%	6.00%		9/30/2016	8/15/2022	Consumer Goods: Durable	$1,580,487	1,580,487	1,580,487	0.58%
KidKraft Group Holdings, LLC Preferred B Units	(4)	Equity					4/3/2020			4,000,000 shares	4,000,000	4,000,000	1.46%
Total											$5,580,487	$5,580,487	2.04%
Lynx FBO Operating, LLC	(31)								Houston, TX
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		9/30/2019	9/30/2024	Aerospace & Defense	$13,612,500	13,397,053	13,612,500	4.98%
Lynx FBO Investments, LLC Class A-1 Common Units	(4)	Equity					9/30/2019			4,288 shares	593,480	690,000	0.25%
Total											$13,990,533	$14,302,500	5.23%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(35)	First Lien	1M L+7.50%	0.50%	8.00%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,323,985	4,314,586	4,323,985	1.58%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	70,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	670,000	0.25%
Total											$4,814,586	$5,063,985	1.86%
Mobile Acquisition Holdings, LP									Santa Clara, CA
Class A Common Units	(4)	Equity					11/1/2016		Software	750 units	455,385	2,650,000	0.97%
Munch’s Supply, LLC									New Lenox, IL
Term Loan	(35)	First Lien	3M L+6.25%	1.00%	7.25%		4/11/2019	4/11/2024	Capital Equipment	$7,229,111	7,178,680	7,229,111	2.64%
Delayed Draw Term Loan	(20)(35)	First Lien	3M L+6.25%	1.00%	7.25%		4/11/2019	4/11/2024		$649,111	640,345	649,111	0.24%
Cool Supply Holdings, LLC Class A Common Units	(4)	Equity					4/11/2019			500,000 units	496,362	710,000	0.26%
Total											$8,315,387	$8,588,222	3.14%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,946,055	10,000,000	3.66%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	750,000	0.27%
Total											$10,446,055	$10,750,000	3.93%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)								Phoenix, AZ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Services: Business	$5,817,693	5,727,857	5,817,693	2.13%
Term Loan	(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$9,225,593	9,083,133	9,225,593	3.37%
CGC NH, Inc. Common Units	(4)	Equity					8/30/2019			123 shares	440,758	570,000	0.21%
Total											$15,251,748	$15,613,286	5.71%
NGS US Finco, LLC									Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,884,148	9,900,000	3.62%

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
NS412, LLC									Dallas, TX
Term Loan	(35)	Second Lien	3M L+8.50%	1.00%	9.50%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,492,970	7,462,700	2.73%
NS Group Holding Company, LLC Class A Common Units	(4)	Equity					5/6/2019			750 shares	750,000	550,000	0.20%
Total											$8,242,970	$8,012,700	2.93%
NuMet Machining Techniques, LLC									Birmingham, UK
Term Loan	(5)(35)	Second Lien	3M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$11,700,000	11,495,790	11,056,500	4.04%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	3M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026		$7,800,000	7,663,860	7,371,000	2.70%
Bromford Holdings, L.P. Class A Membership Units	(4)(5)	Equity					11/5/2019			1,000,000 shares	1,000,000	300,000	0.11%
Total											$20,159,650	$18,727,500	6.85%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$13,270,451	13,106,025	13,270,451	4.85%
Functional Aggregator, LLC Common Units	(4)	Equity					11/15/2018			12,500 shares	1,250,000	1,180,000	0.43%
Total											$14,356,025	$14,450,451	5.28%
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common LP Units	(4)	Equity					3/29/2019		Finance	750,000 shares	0	1,490,000	0.55%
PCS Software, Inc.									Shenandoah, Tx
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$1,970,000	1,940,669	1,970,000	0.72%
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$15,021,250	14,797,600	15,021,250	5.50%
Delayed Draw Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$992,500	992,500	992,500	0.36%
Revolver	(35)(11)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$571,195	571,195	571,195	0.21%
PCS Software Holdings, LLC Class A Preferred Units	(4)	Equity					7/1/2019			325,000 shares	325,000	330,000	0.12%
PCS Software Holdings, LLC Class A-2 Preferred Units	(4)	Equity					11/12/2020			63,312 shares	63,312	60,000	0.02%
Total											$18,690,276	$18,944,945	6.93%
Pioneer Transformers, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+6.00%	1.50%	7.50%		11/22/2019	8/16/2024	Capital Equipment	$4,937,500	4,868,043	4,937,500	1.81%
Premiere Digital Services, Inc.									Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	8.24%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$9,992,518	9,807,217	9,992,518	3.66%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	8.24%		10/18/2018	10/18/2023		$2,428,772	2,385,098	2,428,772	0.89%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	150,000	0.05%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	314,550	1,320,000	0.48%
Total											$12,556,865	$13,891,290	5.08%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(26)(35)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,979,749	2,786,861	1.02%
Sales Benchmark Index, LLC	(7)(14)								Dallas, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$14,315,976	14,076,964	14,315,976	5.24%
SBI Holdings Investments, LLC Class A Preferred Units	(4)	Equity					1/7/2020			66,573 units	665,730	590,000	0.22%
Total											$14,742,694	$14,905,976	5.46%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2021	Finance	$15,500,000	15,500,000	14,415,000	5.27%
Skopos Financial Group, LLC Series A Preferred Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	320,000	0.12%
Total											$16,662,544	$14,735,000	5.39%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,333,594	14,299,486	14,333,594	5.24%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	1,010,000	0.37%

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	120,000	0.04%
Total											$14,517,972	$15,463,594	5.65%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	8.33%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,318,659	21,540,925	7.88%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,321,825	6,385,182	2.34%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	770,000	0.28%
Total											$6,821,825	$7,155,182	2.62%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+10.75%	0.80%	11.55%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,837,336	5,728,125	2.10%
TFH Reliability Group, LLC Class A-1 Units	(4)	Equity					6/29/2020			27,129 shares	21,511	10,000	0.00%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	170,000	0.06%
Total											$6,090,368	$5,908,125	2.16%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
USASF Blocker II, LLC Common Units	(4)(5)	Equity					6/8/2015		Finance	441 units	441,000	710,000	0.26%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			125 units	125,000	200,000	0.07%
USASF Blocker IV, LLC Units	(4)(5)	Equity					5/27/2020			110 units	110,000	180,000	0.07%
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,000	0.00%
Total											$685,000	$1,100,000	0.40%
Venbrook Buyer, LLC									Los Angeles, CA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$13,084,458	12,851,226	12,953,614	4.74%
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$148,875	146,221	147,386	0.05%
Revolver	(35)	First Lien	6M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$2,222,222	2,222,222	2,200,000	0.80%
Delayed Draw Term Loan	(19)(35)	First Lien	1M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$1,333,333	1,320,000	1,320,000
Venbrook Holdings, LLC Common Units	(4)	Equity					3/13/2020			534,959 shares	531,463	480,000	0.18%
Total											$17,071,132	$17,101,000	5.77%
Vortex Companies, LLC									Houston, TX
Term Loan (SBIC II)	(9)(35)	Second Lien	3M L+9.50%	1.00%	10.50%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,800,000	9,800,000	3.59%
VRI Ultimate Holdings, LLC									Franklin, OH
Class A Preferred Units	(4)	Equity					5/31/2017		Healthcare & Pharmaceuticals	326,797 shares	500,000	580,000	0.21%
Whisps Acquisiton Corp.									Elgin, IL
Term Loan	(35)	First Lien	6M L+6.00%	1.00%	7.00%		4/26/2019	4/18/2025	Beverage, Food, & Tobacco	$7,791,667	7,682,302	7,791,667	2.85%
Whisps Holding LP Class A Common Units	(4)	Equity					4/18/2019			500,000 shares	500,000	710,000	0.26%
Total											$8,182,302	$8,501,667	3.11%
Wise Parent Company, LLC									Salt Lake City, UT
Membership Units	(4)	Equity					8/27/2018		Beverage, Food, & Tobacco	6 units	0	760,000	0.28%
Total Non-controlled, non-affiliated investments											$658,628,966	$653,424,495	239.03%
Net Investments											$658,628,966	$653,424,495	239.03%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(380,063,846)	(139.03)%
NET ASSETS												$273,360,649	100.00%

(1)
See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)
Investments held by the SBIC subsidiary (as defined in Note 1), which include $14,750,888 of cash and $228,144,990 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus

Capital Investment Corporation’s (“the Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(3)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,250,000, with an interest rate of LIBOR plus 6.00% and a maturity of January 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(4)
Security is non-income producing.

(5)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 91% of the Company’s total assets as of December 31, 2020.

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

(8)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of November 20, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(9)
Investments held by the SBIC II subsidiary (as defined in Note 1), which include $2,653,295 of cash and $43,391,392 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(10)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $909,091, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $746,948, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

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

(16)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 6.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(17)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,667, with an interest rate of LIBOR plus 5.00% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(18)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. The Company has full discretion to fund the revolver commitment.

(19)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,111,111, with an interest rate of LIBOR plus 6.50% and a maturity of March 13, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(20)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,511,111, with an interest rate of LIBOR plus 6.25% and a maturity of April 11, 2024. This investment is accruing an unused commitment fee of 1.00% per annum

(21)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $66,667 with an interest rate of LIBOR plus 6.50% and a maturity of December 21, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(22)
This loan is a unitranche investment.

(23)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000 with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

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

(36)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 8.50% and a maturity of July 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum. This undrawn revolver commitment is held by SBIC I.

(37)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $50,000, with an interest rate of LIBOR plus 6.75% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(38)
Instrument was restructured into a first lien term loan and preferred equity on April 3, 2021.

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
See accompanying notes to these consolidated financial statements.

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
See accompanying notes to these consolidated financial statements.

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
See accompanying notes to these consolidated financial statements.

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

See accompanying notes to these consolidated financial statements.

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
See accompanying notes to these consolidated financial statements.

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

See accompanying notes to these consolidated financial statements.

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
December 31, 2020
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
As of December 31, 2020, the Company has issued a total of 19,486,003 shares and raised $286,629,818 in gross proceeds since inception, incurring $9,127,228 in offering expenses and sales load fees for net proceeds from offerings of $277,502,590. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.
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
On November 29, 2018, the Company formed Stellus Capital SBIC II, LP (the “SBIC II subsidiary”), a Delaware limited partnership. On August 14, 2019, the SBIC II subsidiary received a license from the SBA to operate as an SBIC under Section 301(c) of the SBIC Act. The SBIC II subsidiary and its general partner, Stellus Capital SBIC GP, LLC, are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.
The SBIC licenses allow the SBIC subsidiary and SBIC II subsidiary (together, “the SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
by the SBIC subsidiaries upon an event of default. For the SBIC subsidiary, SBA regulations currently limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For the SBIC II subsidiary, SBA regulations limit these amounts to $175,000,000 of borrowings when it has at least $87,500,000 of “regulatory capital”, as such term is defined by the SBA.
As of both December 31, 2020 and 2019, the SBIC subsidiary had $75,000,000 of regulatory capital. As of both December 31, 2020 and 2019, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding.
As of December 31, 2020 and 2019, the SBIC II subsidiary had $40,000,000 and $20,000,000 in regulatory capital, respectively, and $26,500,000 and $11,000,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 11).
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
On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2020, the Company’s asset coverage ratio was 223%.
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the U.S. GAAP and pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
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
COVID-19 Developments
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. As of the year ended December 31, 2020, and subsequent to December 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. The Company believes that any such known COVID-19 pandemic impacts have been reflected in the valuation of its investments.
The global impact of the outbreak continues to evolve, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses have also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. The impact of the COVID-19 pandemic has led to significant volatility in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, remain uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of the Company’s portfolio investments and the Company’s financial condition.
Portfolio Investment Classification
The Company classifies its portfolio investments with the requirements of the 1940 Act as follows: (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-controlled, non-affiliate investments” are defined as investments that are neither Control Investments or Affiliate Investments.
Cash and Cash Equivalents
At December 31, 2020, cash balances totaling $109,261 did not exceed Federal Deposit Insurance Corporation insurance protection levels of $250,000. In addition, at December 31, 2020, the Company held $18,368,341 in cash equivalents that are carried at cost, which approximates the fair value of the cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.
Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
Fair Value Measurements
We account for all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBA-guaranteed debentures approximate fair value because the interest rates adjusts to the market interest rates (Level 3 input). The carrying value of our 2022 Notes (as defined in Note 11) is based on the closing price of the security (level 2 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.
The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after December 31, 2020, by circumstances and events that are not yet known.
The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals to fulfill short-term liquidity needs. The Company is working with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. During the year ended December 31, 2020, no interest deferrals have been made; related to COVID-19 or otherwise.
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
Deferred Financing Costs
Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of the Company’s Credit Facility, 2022 Notes and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight-line method over the term of the respective instrument.
Offering Costs
Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. As of December 31, 2020, the Company had incurred $90,000 of costs related to the preparation of a registration statement, which were capitalized until the related offering consummated during January 2021. There were no such costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2019.
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
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
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
A presentation of the interest income we have received from portfolio companies for the years ended December 31, 2020, 2019 and 2018 is as follows:
	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Loan interest	$51,067,006	$53,358,856	$46,501,235
PIK income	664,992	415,933	1,869,905
Fee amortization income(1)	2,389,223	1,982,868	1,636,168
Fee income acceleration(2)	1,229,560	1,138,333	1,455,725
Total Interest Income	$55,350,781	$56,895,990	$51,463,033

(1)
Includes amortization of fees on unfunded commitments.

(2)
Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.
Management considers portfolio-specific circumstances as well as other economic factors in determining collectability. As of December 31, 2020, we had three loans on non-accrual status, which represented approximately 4.3% of our loan portfolio at cost and 1.0% at fair value. As of December 31, 2019, we had two portfolio companies that were on non-accrual status, which represented approximately 3.6% of our loan portfolio at cost and 0.9% at fair value. As of December 31, 2020 and 2019, $7,057,415 and $3,779,593 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.
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
December 31, 2020
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
To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2020, the Company had approximately $21,051,549 of undistributed taxable income that was carried forward toward distributions to be paid in 2021.
Income tax expense for the years ended December 31, 2020, 2019, and 2018 of $771,134, $903,905, and $275,106, respectively, is related to state and excise taxes.
The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.
As of December 31, 2020 and 2019, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the years ended December 31, 2020, 2019 and 2018, were de minimis.
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
December 31, 2020
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
For the years ended December 31, 2020, 2019 and 2018, the Company recorded deferred income tax provision of $224,877, $66,760 and $67,953, respectively, related to the Taxable Subsidiaries. As of December 31, 2020 and 2019, the Company had a net deferred tax liability of $359,590 and $134,713, respectively.
Earnings per Share
Basic per share calculations are computed utilizing the weighted average number of shares of the Company’s common stock outstanding for the period. The Company has no common stock equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.
Paid In Capital
The Company records the proceeds from the sale of shares of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.
Distributable Earnings (Accumulated Undistributed Deficit)
The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of December 31, 2020 and 2019 are as follows:
	December 31, 2020	December 31, 2019
Accumulated net realized loss from investments, net of cumulative dividends of $24,557,535 for both periods	$(16,388,369)	$(6,258,510)
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of provision for taxes of $359,590 and $134,713, respectively	(5,564,061)	(13,894,460)
Accumulated undistributed net investment income	19,266,926	18,587,920
Accumulated undistributed deficit	$(2,685,504)	$(1,565,050)
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
Accelerated Filer and Large Accelerated Filer Definitions
The SEC recently adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the Accelerated Filer and Large Accelerated Filer definitions in Exchange Act Rule 12b-2 to exclude an issuer that is eligible to be a smaller reporting company and had annual revenues of less than $100 million. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700 million in public float, and (2) investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule became effective as of April 27, 2020. As a result of the amended definitions, the Company status has changed from being an “accelerated” filer to a “non-accelerated” filer. The Company meets the requirements during the year ended December 31, 2020 such that no auditor attestation on the internal control over financial reporting is required.
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
For the years ended December 31, 2020, 2019 and 2018, the Company recorded an expense for base management fees of $11,084,450, $9,703,706, and $8,154,842 respectively. As of December 31, 2020 and December 31, 2019, $2,825,322 and $2,695,780 was payable to Stellus Capital, respectively.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
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
For the years ended December 31, 2020, 2019 and 2018, the Company incurred $2,527,813, $5,809,672 and $5,529,376, respectively, of Investment Income Incentive Fees. As of December 31, 2020 and 2019, $681,660 and $1,618,509, respectively, of such incentive fees were payable to the Advisor, of which $559,161 and $1,463,003, respectively, were currently payable (as explained below). As of December 31, 2020 and December 31, 2019, $122,499 and $152,476, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.
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
U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation and depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2020, 2019 and 2018, the Company (reversed) incurred ($359,892), $799,876, and $81,038, respectively. As of December 31, 2020 and December 31, 2019, $521,021 and $880,913, respectively of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.
The following tables summarize the components of the incentive fees discussed above:

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Investment income incentive fee incurred	$2,527,813	$5,809,672	$5,529,376
Capital gains incentive fee (reversed) accrued	(359,892)	799,876	$81,038
Incentive fee expense	$2,167,921	$6,609,548	$5,610,414
	December 31, 2020	December 31, 2019
Investment income incentive fee currently payable	$559,161	$1,466,033
Investment income incentive fee deferred	122,499	152,476
Capital gains incentive fee deferred	521,021	880,913
Incentive fee payable	$1,202,681	$2,499,422
Director Fees
For the years ended December 31, 2020, 2019 and 2018, the Company recorded an expense relating to director fees $394,816, $383,000 and $317,000, respectively. As of December 31, 2020 and 2019, the Company owed its independent directors no unpaid director fees.
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
The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the exemptive relief order. As of December 31, 2020 and December 31, 2019, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
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
For the years ended December 31, 2020, 2019 and 2018, the Company recorded expenses of $1,549,627, $1,469,706, and $1,195,174, respectively, related to the administration agreement. As of December 31, 2020 and December 31, 2019, $381,690 and $372,524, respectively, remained payable to Stellus Capital relating to the administration agreement.
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
NOTE 3 — DISTRIBUTIONS
Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution. The Company has declared distributions of $10.91 per share on its common stock from Inception through December 31, 2020.
The following table reflects the Company’s distributions declared and paid on its common stock since Inception:

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
Year/Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016	Various		$1.36
Fiscal 2017			$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020
January 10, 2020	January 31, 2020	February 14, 2020	$0.11
January 10, 2020	February 28, 2020	March 13, 2020	$0.11
January 10, 2020	March 31, 2020	April 15, 2020	$0.11
June 30, 2020	July 15, 2020	July 31, 2020	$0.25
July 29, 2020	September 15, 2020	September 30, 2020	$0.25
September 13, 2020	December 15, 2020	December 29, 2020	$0.25
September 13, 2020	December 15, 2020	December 29, 2020	$0.06
Total			$10.91
The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) pursuant to which a stockholder whose shares are held in their own name will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless they elect to receive distributions in cash. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker of the nominee permits participation in our DRIP.
Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 21,666 shares through the DRIP during the year ended December 31, 2020. No new shares were issued in connection with the DRIP during the year ended December 31, 2019.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES
The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings and pursuant to the Company’s DRIP.
Issuance of Common Stock	Number of Shares	Gross Proceeds(1)(2)	Underwriting fees	Offering Expenses	Net Proceeds(3)	Offering Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	$14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	$14.47
Year ended December 31, 2015	—	—	—	—	—	—
Year ended December 31, 2016	—	—	—	—	—	—
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	$14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	$11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	521,715	44,326,153	$14.43
Year ended December 31, 2020	354,257	5,023,843	5,681	18,169	4,999,993	$14.18
Total	19,486,003	$286,629,818	$7,414,918	$1,712,309	$277,502,591

(1)
Net of partial share redemptions. Such share redemptions impacted gross proceeds by $94, $757, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)
Includes common shares issued under the DRIP of $228,943 and $94,788 during the year ended December 31, 2020 and 2018, respectively; $0 for the years ended 2019, 2017, 2016 and 2015, and $390,505, $938,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

(3)
Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2020 and 2019 in the amount of $1,456,437 and $366,375, respectively, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (reducing the accumulated undistributed deficit).

The Company issued 332,591 shares during the year ended December 31, 2020 under the At-the-Market (“ATM”) Program, for gross proceeds of $4,794,994 and underwriting and other expenses of $23,850. The average per share offering price of shares issued in the ATM Program during 2020 was $14.42. Gross proceeds resulting from the At-the-Market (“ATM”) Program in 2019 totaled $3,262,729 and underwriting and other expenses totaled $240,040. The average per share offering price of shares issued in the ATM Program during 2019 was $14.45.
The Company issued 2,952,149 shares during the year ended December 31, 2019 in a secondary offering on March 15, 2019 and the underwriters’ exercise of their overallotment option on April 11, 2019. Gross proceeds resulting from the secondary offering totaled $42,599,510 and underwriting and other expenses totaled $1,296,803. The per share offering price for the secondary offering was $14.43.
The Company issued 21,666 and 0 shares of common stock through the DRIP for the year ended December 31, 2020 and 2019, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended December 31, 2020, 2019 and 2018.
	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Net increase in net assets resulting from operations	$20,192,441	$26,438,186	$26,194,578
Weighted average common shares	19,471,500	18,275,696	15,953,571
Basic and diluted earnings per common share	$1.04	$1.45	$1.64
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
At December 31, 2020, the Company had investments in 66 portfolio companies. The total cost and fair value of the investments were $658,628,966 and $653,424,495, respectively. The composition of our investments as of December 31, 2020 is as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$508,060,059	$508,673,064
Senior Secured – Second Lien	93,636,285	70,720,186
Unsecured Debt	22,212,888	21,191,245
Equity	34,719,734	52,840,000
Total Investments	$658,628,966	$653,424,495

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020

(1)
Includes unitranche investments, which account for 13.0% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2020 and December 31, 2019, the Company had 19 and 17 such investments with aggregate unfunded commitments of $28,865,204 and $37,517,784, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.
The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2020 are as follows:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$508,673,064	$508,673,064
Senior Secured – Second Lien	—	—	70,720,186	70,720,186
Unsecured Debt	—	—	21,191,245	21,191,245
Equity	—	—	52,840,000	52,840,000
Total Investments	$—	$—	$653,424,495	$653,424,495
The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2019 are as follows:

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$455,169,878	$455,169,878
Senior Secured – Second Lien	—	—	111,961,013	111,961,013
Unsecured Debt	—	—	22,137,186	22,137,186
Equity	—	—	39,680,000	39,680,000
Total Investments	$—	$—	$628,948,077	$628,948,077
The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2020 are as follows:
	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$455,169,878	$111,961,013	$22,137,186	$39,680,000	$628,948,077
Purchases of investments	139,571,726	9,800,000	—	8,135,439	157,507,165
Payment-in-kind interest	80,487	506,754	77,751	—	664,992
Sales and Redemptions	(85,804,667)	(43,642,752)	—	(4,801,419)	(134,248,838)
Realized (Losses) Gains	(8,599,062)	(4,003,655)	(163,423)	2,665,177	(10,100,963)
Change in unrealized appreciation (depreciation) included in earnings(1)	6,550,721	(4,276,940)	(879,310)	7,160,803	8,555,274
Amortization of premium and accretion of discount, net	1,703,981	375,766	19,041	—	2,098,788
Fair value at end of period	$508,673,064	$70,720,186	$21,191,245	$52,840,000	$653,424,495

(1)
Includes reversal of positions during the twelve months ended December 31, 2020.

There were no Level 3 transfers during the twelve months ended December 31, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2019 are as follows:
	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$292,004,982	$149,661,220	$23,697,466	$39,120,000	$504,483,668
Purchases of investments	209,966,863	26,572,699	—	9,940,714	246,480,276
Payment-in-kind interest	262,444	94,445	59,044	—	415,933
Sales and Redemptions	(48,114,716)	(51,959,386)	(5,605,908)	(22,594,613)	(128,274,623)
Realized Gains	(212,012)	—	2,364,905	17,415,227	19,568,120
Change in unrealized appreciation (depreciation) included in earnings	22,891	(12,917,767)	1,596,438	(4,201,328)	(15,499,766)
Amortization of premium and accretion of discount, net	1,239,426	509,802	25,241	—	1,774,469
Fair value at end of period	$455,169,878	$111,961,013	$22,137,186	$39,680,000	$628,948,077
There were no Level 3 transfers during the twelve months ended December 31, 2019.
The following is a summary of geographical concentration of our investment portfolio as of December 31, 2020:
	Cost	Fair Value	% of Total Investments at fair value
Texas	$151,640,862	$135,146,776	20.68%
California	86,050,467	92,069,851	14.09%
Illinois	57,330,756	57,535,404	8.81%
Arizona	50,822,139	52,015,600	7.96%
New Jersey	38,228,359	37,765,139	5.78%
Ohio	34,109,657	35,827,682	5.48%
Wisconsin	22,721,856	22,827,500	3.49%
Canada	21,318,659	21,540,925	3.30%
New York	19,527,594	20,547,579	3.14%
Tennessee	19,832,576	19,959,613	3.05%
United Kingdom	20,159,650	18,727,500	2.87%
South Carolina	15,834,471	18,132,490	2.77%
Indiana	17,741,889	18,026,339	2.76%
Maryland	16,970,057	17,064,250	2.61%
Florida	12,404,739	12,299,545	1.88%
Alabama	12,252,768	12,252,768	1.88%
Washington	11,803,768	11,801,363	1.81%
Missouri	9,956,554	10,720,000	1.64%
Pennsylvania	9,884,148	9,900,000	1.52%
Virginia	7,505,287	7,759,020	1.19%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
	Cost	Fair Value	% of Total Investments at fair value
Washington, D.C.	6,937,907	7,030,512	1.08%
Georgia	685,000	6,420,000	0.98%
North Carolina	4,979,153	2,925,000	0.45%
Puerto Rico	8,613,244	2,589,639	0.40%
Massachusetts	1,317,406	1,780,000	0.27%
Utah	—	760,000	0.11%
	$658,628,966	$653,424,495	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2019:
	Cost	Fair Value	% of Total Investments at Fair Value
Texas	$134,451,527	$120,672,985	19.19%
California	79,090,474	78,136,331	12.42%
Arizona	52,390,949	53,274,526	8.47%
New Jersey	52,548,769	51,637,750	8.21%
Ohio	48,502,609	50,092,839	7.96%
Illinois	41,869,947	44,406,252	7.06%
Canada	21,201,137	21,217,811	3.37%
New York	19,922,689	20,584,020	3.27%
United Kingdom	20,116,695	20,116,695	3.20%
Wisconsin	19,207,770	19,466,054	3.10%
South Carolina	19,935,337	19,366,716	3.08%
Tennessee	19,854,956	19,260,076	3.06%
Pennsylvania	17,408,508	17,566,213	2.79%
Maryland	17,103,044	17,325,000	2.75%
Indiana	14,064,012	13,997,251	2.23%
Florida	13,663,116	13,820,256	2.20%
Colorado	10,867,843	12,444,250	1.98%
Arkansas	14,920,694	11,989,446	1.91%
Missouri	10,078,235	10,428,223	1.66%
Georgia	575,000	5,250,000	0.83%
North Carolina	4,961,969	4,375,000	0.70%
Puerto Rico	8,613,244	3,490,383	0.55%
Utah	41,894	30,000	0.00%
Massachusetts	1,317,406	—	—%
	$642,707,824	$628,948,077	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
The following is a summary of industry concentration of our investment portfolio as of December 31, 2020:
	Cost	Fair Value	% of Total Investments at fair value
Services: Business	$102,005,864	$109,873,364	16.82%
Healthcare & Pharmaceuticals	87,198,279	82,945,887	12.69%
Aerospace & Defense	53,615,886	52,184,338	7.99%
Beverage, Food, & Tobacco	39,339,090	41,012,620	6.28%
Media: Broadcasting & Subscription	31,889,423	34,418,869	5.27%
High Tech Industries	33,571,427	33,793,693	5.17%
Consumer Goods: Durable	27,802,124	27,780,032	4.25%
Environmental Industries	25,454,549	24,977,427	3.82%
Education	26,428,607	24,494,108	3.75%
Services: Consumer	38,026,487	22,600,924	3.46%
Media: Advertising, Printing & Publishing	21,903,057	21,348,217	3.27%
Capital Equipment	20,005,255	20,680,904	3.17%
Finance	18,016,762	19,435,000	2.97%
Transportation & Logistics	18,690,276	18,944,945	2.90%
Retail	15,834,471	18,132,490	2.77%
Containers, Packaging, & Glass	17,853,813	17,890,000	2.74%
Metals & Mining	16,970,057	17,064,250	2.61%
Consumer goods: non-durable	13,272,383	12,930,000	1.98%
Automotive	11,028,125	11,028,125	1.69%
Construction & Building	10,446,055	10,750,000	1.65%
Energy: Oil & Gas	11,015,013	9,991,177	1.53%
Utilities: Oil & Gas	9,884,148	9,900,000	1.52%
Chemicals, Plastics, & Rubber	6,605,024	6,808,125	1.04%
Software	1,772,791	4,430,000	0.66%
Hotel, Gaming, & Leisure	—	10,000	0.00%
	$658,628,966	$653,424,495	100.00%
The following is a summary of industry concentration of our investment portfolio as of December 31, 2019:
	Cost	Fair Value	% of Total Investments at Fair Value
Healthcare & Pharmaceuticals	$98,307,360	$94,000,860	14.95%
Services: Business	56,354,433	62,410,845	9.92%
Aerospace & Defense	44,970,957	46,547,324	7.40%
Consumer Goods: Durable	47,933,468	44,158,660	7.02%
Beverage, Food, & Tobacco	42,131,354	42,592,966	6.77%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value
Media: Broadcasting & Subscription	32,353,301	33,218,991	5.28%
Finance	27,776,880	29,562,500	4.70%
Education	26,594,771	25,661,125	4.08%
Media: Advertising, Printing & Publishing	22,425,972	21,965,124	3.49%
High Tech Industries	21,201,137	21,217,811	3.37%
Capital Equipment	20,093,379	20,237,066	3.22%
Retail	19,935,337	19,366,716	3.08%
Metals & Mining	17,103,044	17,325,000	2.75%
Transportation & Logistics	17,173,599	17,226,294	2.74%
Automotive	17,151,902	17,221,213	2.74%
Software	15,807,191	15,516,250	2.47%
Containers, Packaging, & Glass	14,306,286	14,564,570	2.32%
Environmental Industries	15,256,675	14,410,327	2.29%
Energy: Oil & Gas	12,624,269	13,582,102	2.16%
Services: Consumer	26,075,606	13,345,105	2.12%
Chemicals, Plastics, & Rubber	11,880,825	11,857,228	1.89%
Consumer goods: non-durable	14,973,711	11,770,000	1.87%
Construction & Building	10,408,323	10,750,000	1.71%
Utilities: Oil & Gas	9,868,044	9,900,000	1.57%
Hotel, Gaming, & Leisure	—	540,000	0.09%
	$642,707,824	$628,948,077	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2020:
Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)(3)
First lien debt	$508,673,064	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-3.78% to 1.84% (-0.15)% -2.95% to 0.14% (-1.68)% 7x to 48x (13x)(4)
Second lien debt	$70,720,186	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-1.71% to 3.83% (0.54)% -2.65% to 0.08% (-1.44)% 8x to 14x (11x)(4)
Unsecured debt	$21,191,245	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.25% to 0.34% (-0.03)% -1.92% to -1.62% (-1.78)% 1x to 24x (6x)(4)
Equity investments	$52,840,000	Market approach(5)	Underwriting multiple/ EBITDA Multiple	1x to 24x (12x)
Total Long Term Level 3 Investments	$653,424,495

(1)
Weighted average based on fair value as of December 31, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
(2)
Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)
The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.78% (-378 basis points) to 1.84% (184 basis points). The average of all changes was -0.15%.

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

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:
Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)(3)
First lien debt	$455,169,878	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-2.19% to 6.98% (0.57)% -1.48% to 0.52% (-0.68)% 6x to 29x (12x)(4)(4)
Second lien debt	$111,961,013	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-0.69% to 5.94% (1.19)% -1.34% to 0.48% (-0.42)% 7x to 34x (14x)(4)(4)
Unsecured debt	$22,137,186	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.39% to 0.00% (-0.35)% -0.45% to -0.42% (-0.43)% 2x to 20x (4x)(4)(4)
Equity investments	$39,680,000	Market approach(5)	Underwriting multiple/ EBITDA multiple	2x to 17x (10x)
Total Long Term Level 3 Investments	$628,948,077

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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
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
As of December 31, 2020, the Company had $28,865,202 of unfunded commitments to provide debt financing to nineteen existing portfolio companies. As of December 31, 2019 the Company had $37,517,784 of unfunded commitments to provide debt financing to seventeen existing portfolio companies. As of December 31, 2020, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
NOTE 8 — FINANCIAL HIGHLIGHTS
	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Per Share Data:(1)
Net asset value at beginning of year/period	$14.14	$14.09	$13.81	$13.69	$13.19
Net investment income	1.13	1.23	1.42	1.21	1.39
Change in unrealized appreciation (depreciation)	0.44	(0.85)	(0.11)	—	1.49
Realized gain (loss)	(0.52)	1.07	0.35	0.31	(1.05)
Provision for taxes on realized gains	—	—	(0.02)	—	—
(Provision) benefit for taxes on unrealized appreciation	(0.01)	—	—	—	0.03
Total from investment operations	1.04	1.45	1.64	1.52	1.86
Sales Load	—	(0.06)	—	(0.09)	—
Offering Costs	—	(0.03)	—	(0.02)	—
Stockholder distributions from:
Net investment income	(1.15)	(0.54)	(1.03)	(1.20)	(1.36)
Net realized capital gains	—	(0.82)	(0.33)	(0.16)	—
Other(3)	—	0.05	—	0.07	—
Net asset value at the end of year/period	$14.03	$14.14	$14.09	$13.81	$13.69
Per share market value at end of year/period	$10.88	$14.23	$12.95	$13.14	$12.06
Total return based on market value (4)	(13.73)%	21.97%	8.68%	20.29%	42.83%
Weighted average shares outstanding at the end of period	19,471,500	18,275,696	15,953,571	14,870,981	12,479,959
Ratio/Supplemental Data:
Net assets at the end of year/period	$273,360,649	$270,571,173	$224,845,007	$220,247,242	$170,881,785
Weighted average net assets	$253,034,571	$259,020,507	$223,750,302	$195,211,550	$165,189,142
Annualized ratio of operating expenses to net assets(7)(8)	13.75%	14.11%	13.72%	11.10%	13.20%
Annualized ratio of interest expense and other fees to net assets(2)	6.29%	5.78%	5.51%	4.02%	4.84%
Annualized ratio of net investment income to net assets(7)(8)	8.58%	8.64%	10.09%	9.21%	10.71%
Portfolio Turnover(5)	21%	23%	32%	48%	16%
Notes Payable	$48,875,000	$48,875,000	$48,875,000	$48,875,000	$25,000,000
Credit Facility Payable	$174,000,000	$161,550,000	$99,550,000	$40,750,000	$116,000,000
SBA-guaranteed debentures	$176,500,000	$161,000,000	$150,000,000	$90,000,000	$65,000,000
Asset Coverage Ratio(6)	2.23x	2.29x	2.51x	3.46x	2.21x

(1)
Financial highlights are based on weighted average shares outstanding as of year/period ended.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
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

(7)
These ratios include the impact of the (provision) benefit for income taxes related to net unrealized (gain) loss on certain investments of $(224,877), $(66,760), and $(67,953) for the years ended December 31, 2020, 2019 and 2018 respectively, which are not reflected in net investment income, gross operating expenses or net operating expenses. The (provision) benefit for income taxes related to net realized loss or unrealized loss (gain) on investments at taxable subsidiaries to net assets for the years ended December 31, 2020, 2019 and 2018 is less than (0.09)%, (0.03)% and (0.03)%, respectively.

(8)
Deferred offering costs of $261,761 for the year ended December 31, 2016 are not annualized.

NOTE 9 — CREDIT FACILITY
On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on September 18, 2020 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).
The key changes in the amended and restated Credit Facility are as follows:
	Prior agreement	As amended and restated
Maturity Date	October 10, 2021	September 18, 2025
Commitment termination date	March 10, 2021	September 18, 2024
LIBOR floor	None	0.25%
Prime rate floor	None	3.00%
Asset coverage ratio	Minimum of 1.75 to 1.00 (maximum leverage of 1.33x)	Minimum of 1.67 to 1.00 (maximum leverage of 1.5x)
Refinancing of 2022 Notes(1)	Not required	Required by March 15, 2022

(1)
See Note 14 for discussion about 2022 Notes subsequent to December 31, 2020

The Credit Facility, as amended and restated, provides for borrowings up to a maximum of $230,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $280,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
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
The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of December 31, 2020, the Company was in compliance with these covenants.
As of December 31, 2020 and December 31, 2019, the outstanding balance under the Credit Facility was $174,000,000 and $161,550,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,636,707 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2020 and 2019, $2,271,595 and $1,039,367 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.
The following is a summary of the Credit Facility, net of prepaid loan structure fees:
	December 31, 2020	December 31, 2019
Credit Facility payable	$174,000,000	$161,550,000
Prepaid loan structure fees	2,271,595	1,039,367
Credit facility payable, net of prepaid loan structure fees	$171,728,405	$160,510,633
Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2020, 2019, and 2018:

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$5,837,905	$5,112,499	$3,737,735
Loan fee amortization	619,658	485,017	415,179
Commitment fees on unused portion	228,953	405,438	387,601
Administration fees	28,214	34,978	40,972
Total interest and financing expenses	$6,714,730	$6,037,932	$4,581,487
Weighted average interest rate	3.2%	4.8%	4.7%
Effective interest rate (including fee amortization)	3.7%	5.7%	5.7%
Average debt outstanding	$181,943,716	$106,244,521	$79,818,493
Cash paid for interest and unused fees	$6,284,516	$5,217,832	$4,158,382
NOTE 10 — SBA-GUARANTEED DEBENTURES
Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both December 31, 2020 and 2019, the SBIC subsidiary had $75,000,000 in regulatory capital and $150,000,000 of SBA-guaranteed debentures outstanding.
As of December 31, 2020 and 2019, the SBIC II subsidiary had $40,000,000 and $20,000,000 in regulatory capital and $26,500,000 and $11,000,000 of SBA-guaranteed debentures outstanding, respectively.
On August 12, 2014, the Company obtained exemptive relief from the SEC to permit it to exclude the SBA-guaranteed debentures from its asset coverage test under the 1940 Act. The exemptive relief provides the Company with increased flexibility under the asset coverage test by permitting it to borrow up to $325,000,000 more than it would otherwise be able to absent the receipt of this exemptive relief.
On a stand-alone basis, the SBIC subsidiaries collectively held $277,440,338 and $240,109,144 in assets at December 31, 2020 and 2019, respectively, which accounted for approximately 41.1% and 37.0% of our total consolidated assets at December 31, 2020 and 2019, respectively.
SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year U.S. Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA-guaranteed debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September of each applicable year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year U.S. Treasury Note rate plus a spread at each pooling date.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of December 31, 2020:
Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 14, 2014	SBIC	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	SBIC	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	SBIC	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	SBIC	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	SBIC	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	SBIC	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC	March 1, 2029	2,500,000	3.11%	0.22%
October 17, 2019	SBIC II	March 1, 2030	6,000,000	2.08%	0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%	0.09%
December 17, 2020	SBIC II	March 1, 2031	9,000,000	0.54(1)	0.09%
December 17, 2020	SBIC II	March 1, 2031	6,500,000	0.54(1)	0.27%
Total SBA-guaranteed debentures			$176,500,000

(1)
Interest rate of the SBA-guaranteed debentures will be set as determined by the SBA when pooled on March 24, 2021.

As of December 31, 2020 and 2019, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2020 and 2019, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.
As of December 31, 2020, the Company has incurred $6,182,775 in financing costs related to the SBA-guaranteed debentures since receiving our licenses, which were recorded as prepaid loan fees. As of December 31, 2020 and 2019, $3,332,504 and $3,456,147 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
	December 31, 2020	December 31, 2019
SBA- guaranteed debentures payable	$176,500,000	$161,000,000
Prepaid loan fees	3,332,504	3,456,147
SBA-guaranteed debentures, net of prepaid loan fees	$173,167,496	$157,543,853
The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2020, 2019 and 2018:
	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$5,385,661	$5,166,475	$3,982,658
Debenture fee amortization	701,069	623,900	623,989
Total interest and financing expenses	$6,086,730	$5,790,375	$4,606,647
Weighted average interest rate	3.3%	3.4%	3.2%
Effective interest rate (including fee amortization)	3.8%	3.8%	3.7%
Average debt outstanding	$161,635,246	$151,893,151	$125,390,411
Cash paid for interest	$5,346,231	$5,007,832	$3,107,218
NOTE 11 — NOTES
On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. The 2022 Notes will mature with a balance of $48,875,000 on September 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable quarterly.
As of both December 31, 2020 and 2019, the aggregate carrying amount of all Notes was $48,875,000 and the fair value of the Notes was approximately $49,168,250 and $49,715,650, respectively. The 2022 Notes are listed on New York Stock Exchange under the trading symbol “SCA”. The fair value of the 2022 Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to sufficient trading volume.
In connection with the issuance and maintenance of the 2022 Notes, we have incurred $1,688,961 of fees which are being amortized over the term of the 2022 Notes, of which $567,482 and $900,798 remained to be amortized as of December 31, 2020 and 2019, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2020, 2019, 2018:

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Interest expense	$2,810,312	$2,810,312	$2,810,312
Deferred financing costs	333,316	332,403	332,404
Administration fees	5,000	5,000	7,905
Total interest and financing expenses	$3,148,628	$3,147,715	$3,150,621
Weighted average interest rate	5.7%	5.8%	5.8%
Effective interest rate (including fee amortization)	6.4%	6.4%	6.4%
Average debt outstanding	$48,875,000	$48,875,000	$48,875,000
Cash paid for interest	$2,810,312	$2,810,312	$2,810,312
The following is a summary of the Notes Payable, net of deferred financing costs:
	December 31, 2020	December 31, 2019
Notes payable	$48,875,000	$48,875,000
Deferred financing costs	567,482	900,798
Notes payable, net of deferred financing costs	$48,307,518	$47,974,202
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
NOTE 12 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth the results of operations for the years ended December 31, 2020, 2019, and 2018. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.
	2020
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total Investment Income	$15,261,045	$13,841,278	$14,016,749	$13,539,242
Net Investment Income	$6,239,462	$5,435,615	$5,328,945	$4,987,881
Net (Decrease) Increase in Net Assets from operations	$(43,939,732)	$39,812,674	$7,508,680	$16,810,819
Total Investment Income per share(1)	$0.79	$0.71	$0.72	$0.69
Net Investment Income per share(1)	$0.32	$0.28	$0.27	$0.26
Net (Decrease) Increase in Net Assets from Operations per share(1)	$(2.26)	$2.04	$0.39	$0.86

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
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

NOTE 13 — INCOME TAXES
As of December 31, 2020 and December 31, 2019, the Company had $21,051,549 and $22,548,941, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $0 and $2,053,494 for the periods ended December 31, 2020 and December 31, 2019, respectively. All of the undistributed ordinary income as of December 31, 2020 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2020. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $828,684 and $900,000 of U.S. federal excise tax for the tax years ended December 31, 2020 and December 31, 2019, respectively, independent of prior year adjustments. See Note 1 for further discussion of tax expense in each year.
Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2020 and 2019 was as follows:
	December 31, 2020	December 31, 2019
Ordinary income	$20,154,524	$10,000,000
Qualified dividends	—	103,080
Distributions of long-term capital gains(2)	2,248,435	14,935,093
Total distributions accrued or paid to common stockholders	$22,402,959	$25,038,173

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)
Distributions of long-term capital gains of $2,248,435 as of December 31, 2020 differ from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because it represents the completion of distribution of long-term capital gains recognized in 2019 for tax purposes. The qualified dividend amount in 2019 is derived from qualified dividends received by the Company from a portfolio company. Additional differences arise because certain prepayment gains are characterized differently for tax reporting purposes.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2020, 2019 and 2018:
	2020	2019	2018
Net increase in net assets resulting from operations (includes NII, realized gain/loss, unrealized gain/loss and taxes)	$20,192,441	$26,438,186	$26,194,578
Net change in unrealized (appreciation) depreciation	(8,555,274)	15,499,766	1,646,549
Income tax provision	224,877	66,760	67,953
Pre-tax (income) expense, (gain) loss reported at Taxable Subsidiaries, not consolidated for tax purposes	65,484	(5,819,114)	416,203
Long term capital loss carryover	4,896,643	—	—
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	2,840,954	3,791,081	1,524,556
Estimated taxable income	$19,665,125	$39,976,679	$29,849,839
Taxable income earned in prior year and carried forward for distribution in current year	22,434,805	7,496,299	(662,990)
Adjustment for cumulative effect of distributions carried forward	1,354,578	—	—
Taxable income earned prior to period end and carried forward for distribution next period	(21,051,549)	(24,602,435)	(9,303,869)
Distribution payable as of period end and paid in following period	—	2,167,630	1,807,570
Total distributions accrued or paid to common stockholders	$22,402,959	$25,038,173	$21,690,550
The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2020 and December 31, 2019 were as follows:
	2020	2019
Aggregate cost of portfolio securities for federal income tax purposes	$658,628,966	$643,573,873
Gross unrealized appreciation of portfolio company securities	28,143,621	17,587,984
Gross unrealized depreciation of portfolio company securities	(33,348,092)	(31,347,731)
Net unrealized appreciation of portfolio company securities	$(5,204,471)	$(13,759,747)

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
As of December 31, 2020, the Taxable Subsidiaries had unrealized losses in investments, net operating loss (“NOL”) carryovers, and capital loss carryovers creating a net deferred tax liability equal to $12,779 as reflected below. As of December 31, 2020, for U.S. federal income tax purposes, the Taxable Subsidiaries had capital loss carry forward of $1,382,978, which, if unused, will expire in the taxable year 2021. As of December 31, 2020, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards totaling $3,313,794 of which $1,615,912 will expire during the tax years 2033 through 2037 if unused. Due to the nature of the Taxable Subsidiaries’ holdings, a valuation allowance was established when management determined it is more likely than not that some of the deferred tax assets will not be realized prior to expiration. Although our future projections indicate that we may be able to realize a portion of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of $346,811.
	2020	2019
Deferred tax asset	$2,729,651	$2,189,818
Deferred tax liability	(2,742,430)	(2,043,021)
Total deferred tax asset (liability) before valuation allowance	$(12,779)	$146,797
Deferred tax valuation allowance	$(346,811)	$(281,510)
Net Deferred Tax Liability	$(359,590)	$(134,713)
The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and increases distributable earnings (reducing the accumulated undistributed deficit) for book to tax differences that it has determined to be permanent. For the years ended December 31, 2020 and 2019, this reclassification was $1,090,062 and $366,375, respectively. The total adjustment on the Statement of Assets and Liabilities as of December 31, 2020 and 2019 was $1,456,437 and $366,375, respectively.
Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2017, 2018 and 2019 federal tax years for the Company remain subject to examination by the Internal Revenue Service.
NOTE 14 — SENIOR SECURITIES
Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2012 through 2020.
Class and Year	Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(In thousands, except per unit amounts)
SBA-guaranteed debentures
Fiscal 2014	$16,250	N/A(6)	—	N/A
Fiscal 2015	$65,000	N/A(6)	—	N/A
Fiscal 2016	$65,000	N/A(6)	—	N/A
Fiscal 2017	$90,000	N/A(6)	—	N/A
Fiscal 2018	$150,000	N/A(6)	—	N/A
Fiscal 2019	$161,000	N/A(6)	—	N/A
Fiscal 2020	$176,500	N/A(6)	—	N/A
Original Credit Facility(7)
Fiscal 2012	$38,000	$3,090	—	N/A

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
Class and Year	Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(In thousands, except per unit amounts)
Fiscal 2013	$110,000	$2,470	—	N/A
Fiscal 2014	$106,500	$2,320(6)	—	N/A
Fiscal 2015	$109,500	$2,220(6)	—	N/A
Fiscal 2016	$116,000	$2,210(6)	—	N/A
Credit Facility
Fiscal 2017	$40,750	$3,460(6)	—	N/A
Fiscal 2018	$99,550	$2,520(6)	—	N/A
Fiscal 2019	$161,550	$2,286(6)	—	N/A
Fiscal 2020	$174,000	$2,230(6)	—	N/A
5.75% Notes due 2022
Fiscal 2017	$48,875	$3,460(6)	—	$25.34
Fiscal 2018	$48,875	$2,520(6)	—	$25.18
Fiscal 2019	$48,875	$2,286(6)	—	$24.43
Fiscal 2020	$48,875	$2,230(6)	—	$23.64
6.50% Notes due 2019(8)
Fiscal 2014	$25,000	$2,320(6)	—	$25.41
Fiscal 2015	$25,000	$2,220(6)	—	$25.27
Fiscal 2016	$25,000	$2,210(6)	—	$25.11
Short-Term Loan(5)
Fiscal 2012	$45,000	$3,090	—	N/A
Fiscal 2013	$9,000	$2,470	—	N/A

(1)
Total amount of senior securities outstanding at the end of the period presented.

(2)
Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “— “ indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)
Average market value per unit for the 2022 Notes and the 6.50% Notes due 2019 represents the average of the daily closing prices as reported on the NYSE during the period presented. Average market value per unit for our SBA-guaranteed debentures, the Original Credit Facility and the Credit Facility are not applicable because these are not registered for public trading.

(5)
Refers to short-term loans that the Company obtained from Raymond James & Associates, Inc. and repaid in full on January 2, 2013 and January 2, 2014, respectively.

(6)
The Company has excluded its SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2020, 2019, 2018, 2017, 2016, 2015 and 2014 pursuant to the exemptive relief granted by the SEC in August 2014 that permits it to exclude such SBA-guaranteed debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
(7)
On November 13, 2012, the Company entered into a senior secured revolving credit agreement, by and among us, as the borrower, SunTrust Bank, as the administrative agent, various lenders that are parties thereto from time to time (the “Original Credit Facility”). The Company terminated the Original Credit Facility on October 11, 2017.

(8)
On September 20, 2017, the Company redeemed all of the issued and outstanding 6.50% Notes due 2019.

NOTE 15 — SUBSEQUENT EVENTS
Investment Portfolio
On January 14, 2021, the Company received full repayment on the first lien term loan and revolver of BFC Solmetex, LLC. for total proceeds of $13,613,967. The Company also received full repayment on the first lien term loan of Bonded Filter Co. LLC, a subsidiary of BFC Solmetex, LLC, for total proceeds of $1,193,460.
On January 29, 2021, the Company invested $11,250,000 in the first lien term loan of NuSource Financial, LLC, a provider of technology integration and installation of Automated Teller Machines / Integrated Teller Machines (“ATM” / “ITM”), maintenance services, and security solutions. Additionally, the Company invested $4,750,000 in the subordinated debt and warrants of the company.
On February 1, 2021, the Company invested $41,018 in the equity of Tailwind Core Investor, LLC, an existing portfolio company.
On February 11, 2021, the Company invested $7,194,811 in the first lien term loan of Time Manufacturing Acquisition, LLC, an existing portfolio company. Additionally, the Company invested $53,600 in the equity of the company.
On February 19, 2021, the Company invested $13,500,000 in the first lien term loan and committed $100,000 in the unfunded revolver of CEATI International, Inc., a provider of intellectual content, technical trade programs, research groups, and conferences for utility companies. Additionally, the Company invested $250,000 in the equity of the company.
On March 1, 2021, the Company invested $10,787,208 in the first lien term loan and committed $100,000 in the unfunded revolver of TAC LifePort Purchaser, LLC, a provider of aerospace products for the U.S. military / government, air medical, and high-end VIP aircraft end markets. Additionally, the Company invested $500,000 in the equity of the company.
On March 2, 2021, the Company invested $10,000,000 in the first lien term loan and $100,000 in the unfunded revolver of TradePending, LLC, a provider of vehicle trade-in and merchandising intelligence solutions for auto dealerships, primarily flagship dealerships. Additionally, we invested $750,000 in the equity of the company.
2026 Notes
On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable semi-annually beginning September 30, 2021. The Company used all of the net proceeds from this offering to fully redeem the 2022 Notes and repay a portion of the outstanding amount under the Credit Facility.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020
Redemption of 2022 Notes
On February 12, 2021, the Company redeemed all $48,875,000 in aggregate principal amount of the 2022 Notes. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date.
Credit Facility
The outstanding balance under the Credit Facility as of March 3, 2021 was $164,500,000.
SBA-guaranteed Debentures
The outstanding balance of SBA-guaranteed debentures as of March 3, 2021 was $210,000,000.
SBIC II Subsidiary
On January 21, 2021, the Company contributed $15,000,000 to the SBIC II subsidiary, bringing the total contributed capital to $35,000.000. On January 25, 2021, the Company increased committed capital to $60,000,000.
Distributions Declared
On January 15, 2021, the Company’s Board changed the frequency of distributions from quarterly to monthly and declared a regular monthly distribution for each of January, February and March 2021 as follows:
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/15/2021	1/28/2021	1/29/2021	2/16/2021	$0.0833
1/15/2021	2/25/2021	2/26/2021	3/15/2021	$0.0833
1/15/2021	3/30/2021	3/31/2021	4/15/2021	$0.0833

Item 9.
Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information.

None.
PART III
We will file with the Securities and Exchange Commission (the “SEC”) a definitive Proxy Statement for Stellus Capital Investment Corporation’s (“we”, “us”, “our” and the “Company”) 2021 Annual Meeting of Stockholders, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the Annual Report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com . We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
Item 11.
Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 14.
Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
a. Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

b. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).
4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, date August 21, 2017, (Incorporated by reference on exhibit (d)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-216138), filed on August 23, 2017).
4.5	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, date January 14, 2021 (Incorporated by reference Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No 814-00971), filed on January 14, 2021).
4.6	Form of Global Note with respect to the 5.75% Note due 2022 (Incorporated by reference to Exhibit 4.4).
4.7	Form of Global Note with respect to the 4.875% Note due 2026 (Incorporated by reference to Exhibit 4.5).
4.8*	Description of Securities
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custody Agreement between Registrant and ZB, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 7, 2017).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.7	Form of Guarantee and Security Agreement, the Registrant, ZB, N.A., dba Amegy Bank, as administrative agent, and ZB, N.A. dba Amegy Bank, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on October 13, 2017).

10.8	Consent and Waiver, dated March 28, 2018, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent
10.9	First Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated March 28, 2018, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent
14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
21.1
Subsidiaries of the Registrant and jurisdiction of incorporation/organizations:
Stellus Capital SBIC, LP — Delaware
Stellus Capital SBIC GP, LLC — Delaware
Stellus Capital SBIC II, LP — Delaware
SCIC-SKP Blocker 1, Inc. — Delaware
SCIC-ERC Blocker 1, Inc. — Delaware
SCIC-Consolidated Blocker 1, Inc. — Delaware
SCIC-CC Blocker 1, Inc. — Delaware
SCIC-APE Blocker 1, Inc. — Delaware
SCIC-Hollander Blocker 1, Inc. — Delaware
SCIC-Invincible Blocker 1, Inc. — Delaware
SCIC-FBO Blocker 1, Inc. — Delaware
SCIC-ICD Blocker 1, Inc. — Delaware
SCIC-Venbrook Blocker 1, Inc. — Delaware

23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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
STELLUS CAPITAL INVESTMENT CORPORATION
Date: March 4, 2021	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date: March 4, 2021	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 4, 2021	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 4, 2021	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 4, 2021	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 4, 2021	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 4, 2021	/s/ William C. Repko William C. Repko Director