Form 10-Q
period 2021-03-31
Stellus Capital Investment Corp
filed 2021-05-06
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

  ☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 6, 2021 was 19,486,003.

STELLUS CAPITAL INVESTMENT CORPORATION

 i

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

 CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31,
	2021	December 31,
	(Unaudited)	2020
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $719,546,960 and $658,628,966, respectively)	$714,464,472	$653,424,495
Cash and cash equivalents	30,449,635	18,477,602
Receivable for sales and repayments of investments	210,442	215,929
Interest receivable	2,152,217	2,189,448
Other receivables	25,495	25,495
Deferred offering costs	—	90,000
Prepaid expenses	456,315	487,188
Total Assets	$747,758,576	$674,910,157
LIABILITIES
Notes payable	$97,765,674	$48,307,518
Credit facility payable	163,342,988	171,728,405
SBA-guaranteed debentures	205,285,585	173,167,496
Dividends payable	1,623,187	—
Management fees payable	1,963,861	2,825,322
Income incentive fees payable	122,499	681,660
Capital gains incentive fees payable	604,302	521,021
Interest payable	1,825,427	2,144,085
Unearned revenue	475,222	523,424
Administrative services payable	389,005	391,491
Deferred tax liability	527,394	359,590
Income tax payable	92,726	724,765
Other accrued expenses and liabilities	311,821	174,731
Total Liabilities	$474,329,691	$401,549,508
Commitments and contingencies (Note 7)
Net Assets	$273,428,885	$273,360,649
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,486,003 issued and outstanding for both periods)	$19,486	$19,486
Paid-in capital	276,026,667	276,026,667
Accumulated undistributed deficit	(2,617,268)	(2,685,504)
Net Assets	$273,428,885	$273,360,649
Total Liabilities and Net Assets	$747,758,576	$674,910,157
Net Asset Value Per Share	$14.03	$14.03

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
INVESTMENT INCOME
Interest income	$13,512,777	$14,849,588
Other income	475,087	411,457
Total Investment Income	$13,987,864	$15,261,045
OPERATING EXPENSES
Management fees	$2,963,861	$2,719,054
Valuation fees	128,353	109,833
Administrative services expenses	453,389	466,935
Income incentive fees	—	1,339,637
Capital gains incentive fees (reversal)	83,281	(880,913)
Professional fees	268,965	386,714
Directors’ fees	91,500	132,250
Insurance expense	117,507	93,071
Interest expense and other fees	4,323,478	4,292,204
Income tax expense	239,981	196,795
Other general and administrative expenses	256,918	166,003
Total Operating Expenses	$8,927,233	$9,021,583
Net Investment Income	$5,060,631	$6,239,462
Net realized gain on non-controlled, non-affiliated investments	$462,228	$1,296,793
Loss on debt extinguishment	$(539,250)	$—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	$121,983	$(51,504,946)
(Provision) benefit for taxes on net unrealized gain on investments	$(167,804)	$28,959
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,937,788	$(43,939,732)
Net Investment Income Per Share	$0.26	$0.32
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share	$0.25	$(2.26)
Weighted Average Shares of Common Stock Outstanding	19,486,003	19,429,480
Distributions Per Share	$0.25	$0.34

STELLUS CAPITAL INVESTMENT CORPORATION

 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the	For the
	three	three
	months ended	months ended
	March 31,	March 31,
	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$5,060,631	$6,239,462
Net realized gain on non-controlled, non-affiliated investments	462,228	1,296,793
Loss on debt extinguishment	(539,250)	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	121,983	(51,504,946)
(Provision) benefit for taxes on unrealized appreciation on investments	(167,804)	28,959
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,937,788	$(43,939,732)
Stockholder Distributions From:
Net investment income	$(4,869,552)	$(6,619,297)
Total Distributions	$(4,869,552)	$(6,619,297)
Capital Share Transactions
Issuance of common stock	$—	$4,930,467
Sales load	—	(5,681)
Offering costs	—	(18,169)
Partial share transactions	—	(96)
Net Increase in Net Assets Resulting From Capital Share Transactions	$—	$4,906,521
Total Increase (Decrease) in Net Assets	$68,236	$(45,652,508)
Net Assets at Beginning of Period	$273,360,649	$270,571,173
Net Assets at End of Period	$273,428,885	$224,918,665

STELLUS CAPITAL INVESTMENT CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	three	three
	months ended	months ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,937,788	$(43,939,732)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(93,290,837)	(61,533,313)
Proceeds from sales and repayments of investments	33,473,269	31,763,595
Net change in unrealized (appreciation) depreciation on investments	(121,983)	51,504,946
Increase in investments due to PIK	(118,329)	(537,284)
Amortization of premium and accretion of discount, net	(521,051)	(538,019)
Deferred tax provision (benefit)	167,804	(28,959)
Amortization of loan structure fees	114,583	149,978
Amortization of deferred financing costs	122,460	82,874
Amortization of loan fees on SBA-guaranteed debentures	233,814	171,275
Net realized gain on investments	(455,560)	(1,296,793)
Loss on debt extinguishment	539,250	—
Changes in other assets and liabilities
(Decrease) increase in interest receivable	37,231	(1,058,214)
Decrease in prepaid expenses	30,873	43,923
(Decrease) increase in management fees payable	(861,461)	23,274
Decrease in incentive fees payable	(559,161)	(126,396)
Increase (decrease) in capital gains incentive fees payable	83,281	(880,913)
(Decrease) increase in administrative services payable	(2,486)	18,949
Decrease in interest payable	(318,658)	(1,405,298)
(Decrease) increase in unearned revenue	(48,202)	154,391
Decrease in income tax payable	(632,039)	(747,600)
Increase in other accrued expenses and liabilities	137,090	295,218
Net Cash Used in Operating Activities	$(57,052,324)	$(27,884,098)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$—	$4,794,995
Sales load for commons stock issued	—	(5,681)
Offering costs paid for common stock issued	—	(18,169)
Stockholder distributions paid	(3,246,365)	(6,445,020)
Repayment of Notes Payable	(48,875,000)	—
Proceeds from issuance of Notes	100,000,000	—
Financing costs from bond issuance	(2,238,553)	—
Proceeds from SBA Debentures	33,500,000	—
Financing costs paid on SBA Debentures	(1,615,725)	—
Borrowings under Credit Facility	113,300,000	74,450,000
Repayments of Credit Facility	(121,800,000)	(26,000,000)
Partial Share Redemption	—	(96)
Net Cash Provided by Financing Activities	$69,024,357	$46,776,029
Net Increase in Cash and Cash Equivalents	$11,972,033	$18,891,931
Cash and cash equivalents balance at beginning of period	18,477,602	16,133,315
Cash and Cash Equivalents Balance at End of Period	$30,449,635	$35,025,246
Supplemental and Non-Cash Activities
Cash paid for interest expense	$4,166,438	$5,291,684
Excise tax paid	870,000	940,000
Shares issued pursuant to Dividend Reinvestment Plan	—	135,472
Increase in distribution payable	1,623,187	38,805
Decrease in deferred offering costs for Notes Payable offering	(90,000)	—
Gain on conversion of equity investment	6,668	—

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

 (unaudited)

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Adams Publishing Group, LLC									Greenville, TN
Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$4,802,580	4,778,041	4,802,580	1.76%
Delayed Draw Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023		$157,202	157,202	157,202	0.06%
Total											$4,935,243	$4,959,782	1.82%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.50%	1.00%	7.50%		11/30/2020	11/30/2026	Containers, Packaging & Glass	$17,456,250	17,121,650	17,107,123	6.26%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			644,737 units	700,000	820,000	0.30%
Total											$17,821,650	$17,927,123	6.56%
Anne Lewis Strategies, LLC	(20)								Washington, D.C
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.75%	1.00%	7.75%		3/5/2021	3/5/2026	Services: Business	$11,500,000	11,273,049	11,273,049	4.12%
SG AL Investment, LLC Common Units	(4)	Equity					3/5/2021			1,000 units	1,000,000	1,000,000	0.37%
Total											$12,273,049	$12,273,049	4.49%
APE Holdings, LLC									Deer Park, TX
Class A Common Units	(4)	Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000 units	375,000	70,000	0.03%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					1/26/2016		Services: Business	254,250 units	0	1,440,000	0.53%
Stratose Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	0	4,240,000	1.55%
Total											$0	$5,680,000	2.08%
ASC Communications, LLC	(17)								Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.00%	1.00%	6.00%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$3,950,617	3,938,765	3,812,346	1.39%
Term Loan	(35)	First Lien	1M L+5.00%	1.00%	6.00%		2/4/2019	6/29/2023		$6,716,049	6,669,813	6,480,988	2.37%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	48,148	370,000	0.14%
Total											$10,656,726	$10,663,334	3.90%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	8.57%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,524,685	16,695,804	6.11%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	6/30/2020		$407,938	407,938	407,938	0.15%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,690,000	0.62%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	1,590,000	0.58%
Total											$18,869,884	$20,383,742	7.46%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

 (unaudited)

Café Valley, Inc.									Phoenix, AZ
Term Loan	(35)	First Lien	1M L+7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$16,033,333	15,800,550	15,632,500	5.72%
CF Topco LLC, Common Units	(4)	Equity					8/28/2019			9,160 shares	916,015	780,000	0.29%
Total											$16,716,565	$16,412,500	6.01%
CEATI International, Inc.	(39)								Montreal, Quebec
Term Loan	(5)(35)	First Lien	3M L+6.50%	1.00%	7.50%		2/19/2021	2/19/2026	Services: Business	$13,500,000	13,233,673	13,233,676	4.84%
CEATI Holdings, LP, Class A Units	(4)(5)	Equity					2/19/2021			250,000 shares	250,000	250,000	0.09%
Total											$13,483,673	$13,483,676	4.93%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	195,036	20,000	0.01%
CommentSold, LLC	(8)								Huntsville, AL
Term Loan (SBIC)	(2)(35)	First Lien	1M+6.00%	1.00%	7.00%		11/20/2020	11/20/2026	High Tech Industries	$12,468,750	12,230,520	12,281,719	4.49%
CompleteCase, LLC									Seatlle, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025	Services: Consumer	$11,449,565	11,229,989	11,163,326	4.08%
Revolver	(21)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025		$33,333	33,333	32,500	0.01%
CompleteCase Holdings, Inc. Class A Common Units (SBIC II)	(4)(9)	Equity					12/21/2020			417 units	5	0	0.00%
CompleteCase Holdings, Inc. Series A Preferred Units (SBIC II)	(4)(9)	Equity					12/21/2020			522 units	521,734	530,000	0.19%
Total											$11,785,061	$11,725,826	4.28%
Convergence Technologies, Inc.									Indianpolis, IN
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024	Services: Business	$6,964,286	6,876,265	6,923,548	2.53%
Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		2/28/2019	8/30/2024		$1,400,000	1,381,071	1,391,811	0.51%
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/14/2020	8/30/2024		$3,731,250	3,667,053	3,709,424	1.36%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024		$5,236,607	5,236,607	5,205,976	1.90%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			5,583 units	588,813	760,000	0.28%
Total											$17,749,809	$17,990,759	6.58%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan	(35)	First Lien	3M L+7.50%	1.00%	8.50%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,965,625	15,753,687	15,167,344	5.55%
Health Monitor Holdings, LLC Series A Preferred Units	(4)	Equity					5/15/2019			1,000,000 shares	1,000,000	330,000	0.12%
Total											$16,753,687	$15,497,344	5.67%
Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	850,000	0.31%
DRS Holdings III, Inc.	(10)								St. Louis, MO
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,875,000	9,795,676	9,875,000	3.61%

DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(6)(35)	First Lien	6M L+8.50%	1.50%	9.50%	0.50%	4/13/2018	4/13/2023	Energy: Oil & Gas	$9,332,758	9,245,385	8,539,474	3.12%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	466,204	220,000	0.08%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

 (unaudited)

DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity				4/13/2018			723,684 shares	723,684	200,000	0.07%
Total										$10,435,273	$8,959,474	3.27%
Elliott Aviation, LLC								Moline, IL
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%	1/31/2020	1/31/2025	Aerospace & Defense	$18,309,375	18,015,707	17,943,188	6.56%
Revolver	(3)(35)	First Lien	3M L+6.00%	1.75%	7.75%	1/31/2020	1/31/2025		$1,350,000	1,350,000	1,323,000	0.48%
SP EA Holdings, LLC Preferred Shares, Class A	(4)	Equity				1/31/2020			900,000 shares	900,000	510,000	0.19%
Total										$20,265,707	$19,776,188	7.23%
Empirix Holdings I, Inc.								Billerica, MA
Common Shares, Class A	(4)	Equity				11/1/2013		Software	1,304 shares	1,304,232	1,830,000	0.67%
Common Shares, Class B	(4)	Equity				11/1/2013			1,317,406 shares	13,174	20,000	0.01%
Total										$1,317,406	$1,850,000	0.68%
Energy Labs Holding Corp.								Houston, TX
Common Stock	(4)	Equity				9/29/2016		Energy: Oil & Gas	598 shares	598,182	820,000	0.30%
Exacta Land Surveyors, LLC	(23)(25)							Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%	2/8/2019	2/8/2024	Services: Business	$16,671,875	16,462,299	16,421,797	6.01%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity				2/8/2019			1,069,143 shares	1,069,143	690,000	0.25%
Total										$17,531,442	$17,111,797	6.26%
EOS Fitness Holdings, LLC								Phoenix, AZ
Preferred Units	(4)	Equity				12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	0	0.00%
Class B Common Units	(4)	Equity				12/30/2014			3,017 shares	0	0	0.00%
Total										$0	$0	0.00%
Fast Growing Trees, LLC	(16)							Fort Mill, SC
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.00%	7.75%	2/5/2018	02/05/23	Retail	$14,992,490	14,866,242	14,992,490	5.48%
SP FGT Holdings, LLC, Class A Common	(4)	Equity				2/5/2018			1,000,000 shares	978,511	3,420,000	1.25%
Total										$15,844,753	$18,412,490	6.73%
FB Topco, Inc.								Camden, NJ
Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.52%	6/27/2018	4/24/2023	Education	$20,540,541	20,334,097	20,437,838	7.47%
Delayed Draw Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.55%	6/27/2018	4/24/2023		$1,126,213	1,126,213	1,120,582	0.41%
Total										$21,460,310	$21,558,420	7.88%
GK Holdings, Inc.								Cary, NC
Term Loan	(33)(35)	Second Lien	3M L+10.25%	1.00%	0.00%	1/30/2015	1/20/2022	Education	$5,000,000	4,983,748	2,900,000	1.06%
General LED OPCO, LLC	(40)							San Antonio, TX
Term Loan	(35)	Second Lien	3M L+9.00%	1.50%	0.00%	5/1/2018	11/1/2023	Services: Business	$4,500,000	4,451,831	3,645,000	1.33%
GS HVAM Intermediate, LLC								Carlsbad, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%	10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,862,942	12,766,331	12,862,942	4.70%
Revolver	(34)(35)	First Lien	1M L+5.75%	1.00%	6.75%	10/18/2019	10/2/2024		$1,007,576	1,007,576	1,007,576	0.37%
HV GS Acquisition, LP Class A Interests	(4)	Equity				6/29/2018			1,796 shares	1,618,844	1,990,000	0.73%
Total										$15,392,751	$15,860,518	5.80%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

 (unaudited)

Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(27)(35)(41)	First Lien	3M L+7.00%	1.50%	0.00%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,503,720	4,503,720	2,341,935	0.86%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	0	0.00%
Total											$8,613,244	$2,341,935	0.86%
I2P Holdings, LLC									Cleveland, OH
Series A Preferred	(4)	Equity					1/31/2018		Services: Business	750,000 shares	750,000	3,890,000	1.42%
Ian, Evan & Alexander Corporation	(36)								Reston, VA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		7/31/2020	7/31/2025	Services: Business	$7,049,279	6,923,287	6,978,786	2.55%
EC Defense Holdings, Class B Units (SBIC)	(2)(4)	Equity					7/31/2020			20,054 shares	500,000	670,000	0.25%
Total											$7,423,287	$7,648,786	2.80%
ICD Holdings, LLC									San Francisco, CA
Class A Preferred	(4)(5)	Equity					1/1/2018			9,962 shares	464,616	2,320,000	0.85%
Industry Dive, Inc.	(37)								Washington, D.C.
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.25%	1.00%	7.25%		7/17/2020	8/30/2024	Services: Business	$6,998,213	6,878,131	6,928,231	2.53%
Integrated Oncology Network, LLC	(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$16,428,716	16,201,502	16,428,716	6.01%
Revolver	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024		$553,517	553,517	553,517	0.20%
Total											$16,755,019	$16,982,233	6.21%
Interstate Waste Services, Inc.									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	21,925 shares	946,125	370,000	0.14%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024	Healthcare & Pharmaceuticals	$5,925,000	5,835,437	5,925,000	2.17%
Term Loan	(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024		$11,356,250	11,184,587	11,356,250	4.15%
Legacy Parent, Inc. Class A Common Units	(4)	Equity					10/30/2020			58 shares	125,000	130,000
Total											$17,145,024	$17,411,250	6.32%
Invincible Boat Company, LLC	(28)								Opa Locka, FL
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,469,818	5,384,170	5,469,818	2.00%
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$5,925,636	5,779,075	5,925,636	2.17%
Invincible Parent Holdco, LLC Class A Common Units	(4)	Equity					8/28/2019			1,000,000 shares	968,105	600,000	0.22%
Total											$12,131,350	$11,995,454	4.39%
J.R. Watkins, LLC									San Francisco, CA
Term Loan (SBIC)	(2)(6)	First Lien	10.00%		7.00%	3.00%	12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,310,854	12,213,466	12,310,854	4.50%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,133 shares	1,132,576	730,000	0.27%
Total											$13,346,042	$13,040,854	4.77%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

 (unaudited)

Jurassic Acquisiton Corp.								Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	5.70%	12/28/2018	11/15/2024	Metals & Mining	$17,106,250	16,937,047	17,106,250	6.26%
Kelleyamerit Holdings, Inc.								Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	1M L+6.50%	1.00%	8.87%	12/24/2020	12/24/2025	Automotive	$9,750,000	9,565,339	9,506,250	3.48%
Term Loan	(13)(22)	First Lien	1M L+6.50%	1.00%	8.87%	12/24/2020	12/24/2025		$1,500,000	1,471,591	1,462,500	0.53%
Total										$11,036,930	$10,968,750	4.01%
KidKraft, Inc.	(38)							Dallas, TX
Term Loan	(22)(29)	First Lien	3M L+5.00%	1.00%	6.00%	9/30/2016	8/15/2022	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.58%
KidKraft Group Holdings, LLC Preferred B Units	(4)	Equity				4/3/2020			4,000,000 shares	4,000,000	4,000,000	1.46%
Total										$5,580,768	$5,580,768	2.04%
Lynx FBO Operating, LLC	(31)							Houston, TX
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%	9/30/2019	9/30/2024	Aerospace & Defense	$13,588,942	13,385,564	13,588,942	4.97%
Lynx FBO Investments, LLC Class A-1 Common Units	(4)	Equity				9/30/2019			4,288 shares	593,480	680,000	0.25%
Total										$13,979,044	$14,268,942	5.22%
Madison Logic, Inc.								New York, NY
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.50%	1.00%	7.50%	2/4/2021	5/31/2023	Media: Broadcasting & Subscription	$3,816,247	3,798,418	3,798,418	1.39%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity				11/30/2016			5,000 shares	50,000	110,000	0.04%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity				11/30/2016			4,500 shares	450,000	980,000	0.36%
Total										$4,298,418	$4,888,418	1.79%
Mobile Acquisition Holdings, LP								Santa Clara, CA
Class A Common Units	(4)	Equity				11/1/2016		Software	750 units	455,385	2,500,000	0.91%
Munch’s Supply, LLC								New Lenox, IL
Term Loan	(35)	First Lien	3M L+6.25%	1.00%	7.25%	4/11/2019	4/11/2024	Capital Equipment	$7,210,743	7,163,798	7,210,743	2.64%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.25%	1.00%	7.25%	3/31/2021	4/11/2024		$4,000,000	3,920,000	4,000,000	1.46%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.25%	1.00%	7.25%	4/11/2019	4/11/2024		$2,158,590	2,128,324	2,158,590	0.79%
Cool Supply Holdings, LLC Class A Common Units	(4)	Equity				4/11/2019			500,000 units	496,362	620,000	0.23%
Total										$13,708,484	$13,989,333	5.12%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)							Phoenix, AZ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%	8/30/2019	8/30/2024	Services: Business	$5,796,664	5,712,437	5,796,664	2.12%
Term Loan	(35)	First Lien	3M L+6.25%	1.50%	7.75%	8/30/2019	8/30/2024		$9,192,245	9,058,680	9,192,245	3.36%
CGC NH, Inc. Common Units	(4)	Equity				8/30/2019			123 shares	440,758	580,000	0.21%
Total										$15,211,875	$15,568,909	5.69%
NGS US Finco, LLC								Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+8.50%	1.00%	9.50%	10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,888,426	9,850,000	3.60%
NS412, LLC								Dallas, TX
Term Loan	(35)	Second Lien	3M L+8.50%	1.00%	9.50%	5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,497,956	7,424,625	2.72%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

(unaudited)

NS Group Holding Company, LLC Class A Common Units	(4)	Equity				5/6/2019			750 shares	750,000	530,000	0.19%
Total										$8,247,956	$7,954,625	2.91%
NuMet Machining Techniques, LLC								Birmingham, UK
Term Loan	(5)(35)	Second Lien	1M L+9.00%	2.00%	11.00%	11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,467,955	11,977,875	4.38%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	1M L+9.00%	2.00%	11.00%	11/5/2019	5/5/2026		$7,800,000	7,668,470	7,371,000	2.70%
Bromford Holdings, L.P. Class A Membership Units	(4)(5)	Equity				11/5/2019			866,629 shares	866,629	160,000	0.06%
Bromford Holdings, L.P. Class D Membership Units	(4)(5)	Equity				3/18/2021			280,078 shares	280,078	280,000	0.10%
Total										$21,283,132	$19,788,875	7.24%
NuSource Financial, LLC								Eden Prairie, MN
Term Loan (SBIC II)	(9)(35)	First Lien	1M L+9.00%	1.00%	10.00%	1/29/2021	1/29/2026	Services: Business	$11,250,000	11,030,757	11,030,757	4.03%
NuSource Financial Acquisition, Inc. (SBIC II)	(9)	Unsecured	13.75%		13.75%	1/29/2021	7/29/2026		$4,750,000	4,656,923	4,657,431	1.70%
NuSource Holdings, Inc., Warrants (SBIC II)	(4)(9)	Equity				1/29/2021			54,966 shares	0	0	0.00%
Total										$15,687,680	$15,688,188	5.73%
Nutritional Medicinals, LLC	(24)							Centerville, OH
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%	11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$13,231,701	13,080,454	13,231,701	4.84%
Functional Aggregator, LLC Common Units	(4)	Equity				11/15/2018			12,500 shares	1,250,000	1,290,000	0.47%
Total										$14,330,454	$14,521,701	5.31%
Onpoint Industrial Services, LLC								Deer Park, TX
Term Loan (SBIC)	(2)(35)	First Lien	3M L+7.25%	1.00%	8.25%	3/15/2021	3/15/2026	Services: Business	$10,500,000	10,292,747	10,292,747	3.76%
Onpoint Parent Holdings, LLC, Class A Units	(4)	Equity				3/15/2021			500,000 shares	500,000	500,000	0.18%
Total										$10,792,747	$10,792,747	3.94%
PCP MT Aggregator Holdings, L.P.								Oak Brook, IL
Common LP Units	(4)	Equity				3/29/2019		Finance	750,000 shares	0	1,540,000	0.56%
PCS Software, Inc.								Shenandoah, Tx
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%	7/1/2019	7/1/2024	Transportation & Logistics	$1,953,460	1,926,154	1,953,460	0.71%
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%	7/1/2019	7/1/2024		$14,895,134	14,686,927	14,895,134	5.45%
Delayed Draw Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%	7/1/2019	7/1/2024		$990,000	990,000	990,000	0.36%
Revolver	(35)(11)	First Lien	3M L+5.75%	1.50%	7.25%	7/1/2019	7/1/2024		$571,195	571,195	571,195	0.21%
PCS Software Holdings, LLC Class A Preferred Units	(4)	Equity				7/1/2019			325,000 shares	325,000	240,000	0.09%
PCS Software Holdings, LLC Class A-2 Preferred Units	(4)	Equity				11/12/2020			63,312 shares	63,312	50,000	0.02%
Total										$18,562,588	$18,699,789	6.84%
Pioneer Transformers, L.P.								Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+6.00%	1.50%	7.50%	11/22/2019	8/16/2024	Capital Equipment	$4,925,000	4,859,831	4,925,000	1.80%
Premiere Digital Services, Inc.								Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	8.16%	10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$9,992,518	9,821,561	9,992,518	3.65%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	8.16%	10/18/2018	10/18/2023		$2,428,772	2,388,477	2,428,772	0.89%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity				10/18/2018			5,000 shares	50,000	150,000	0.05%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

(unaudited)

Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	314,550	1,350,000	0.49%
Total											$12,574,588	$13,921,290	5.08%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(26)(35)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,979,749	2,786,861	1.02%
Sales Benchmark Index, LLC	(7)								Dallas, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$14,279,916	14,053,920	14,208,516	5.20%
SBI Holdings Investments, LLC Class A Preferred Units	(4)	Equity					1/7/2020			66,573 units	665,730	340,000	0.12%
Total											$14,719,650	$14,548,516	5.32%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	11/30/2023	Finance	$14,000,000	14,000,000	13,510,000	4.94%
Skopos Financial Group, LLC Series A Preferred Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	260,000	0.10%
Total											$15,162,544	$13,770,000	5.04%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,295,094	14,265,052	14,295,094	5.23%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	880,000	0.32%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	100,000	0.04%
Total											$14,483,538	$15,275,094	5.59%
TAC LifePort Purchaser, LLC									Woodland, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.00%	7.00%		3/1/2021	3/2/2026	Aerospace & Defense	$10,787,208	10,574,382	10,574,382	3.87%
Revolver	(35)(42)	First Lien	3M L+6.00%	1.00%	7.00%		3/1/2021	3/2/2026		$13,229	13,229	12,968	0.00%
TAC LifePort Holdings, LLC Common Units	(4)	Equity					3/1/2021			500,000 shares	500,000	500,000	0.18%
Total											$11,087,611	$11,087,350	4.05%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	8.33%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,349,812	21,540,925	7.88%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$13,579,993	13,385,828	13,579,993	4.97%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,268 units	553,600	1,050,000	0.38%
Total											$13,939,428	$14,629,993	5.35%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+10.75%	0.80%	11.55%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,843,524	5,728,125	2.09%
TFH Reliability Group, LLC Class A-1 Units	(4)	Equity					6/29/2020			27,129 shares	21,511	10,000	0.00%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	140,000	0.05%
Total											$6,096,556	$5,878,125	2.14%
TradePending, LLC	(14)								Carrboro, NC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.00%	7.25%		3/2/2021	3/2/2026	Software	$10,000,000	9,802,687	9,802,687	3.59%
TradePending Holdings, LLC Series A Units	(4)	Equity					3/2/2021			750,000 units	750,000	750,000	0.27%
Total											$10,552,687	$10,552,687	3.86%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

(unaudited)

U.S. Auto Sales, Inc. et al								Lawrenceville, GA
USASF Blocker II, LLC Common Units	(4)(5)	Equity				6/8/2015		Finance	441 units	441,000	650,000	0.24%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity				2/13/2018			125 units	125,000	180,000	0.07%
USASF Blocker IV, LLC Units	(4)(5)	Equity				5/27/2020			110 units	110,000	160,000	0.06%
USASF Blocker LLC Common Units	(4)(5)	Equity				6/8/2015			9,000 units	9,000	10,000	0.00%
Total										$685,000	$1,000,000	0.37%
Venbrook Buyer, LLC								Los Angeles, CA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.50%	8.00%	3/13/2020	3/13/2026	Services: Business	$13,051,500	12,827,765	12,920,985	4.73%
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%	3/13/2020	3/13/2026		$148,500	145,954	147,015	0.05%
Revolver	(35)	First Lien	3M L+6.50%	1.50%	8.00%	3/13/2020	3/13/2026		$2,222,222	2,222,222	2,200,000	0.80%
Delayed Draw Term Loan	(19)(35)	First Lien	3M L+6.50%	1.50%	8.00%	3/13/2020	3/13/2026		$1,330,000	1,317,212	1,316,700	0.48%
Venbrook Holdings, LLC Common Units	(4)	Equity				3/13/2020			534,959 shares	531,463	670,000	0.25%
Total										$17,044,616	$17,254,700	6.31%
Vortex Companies, LLC								Houston, TX
Term Loan (SBIC II)	(9)(35)	Second Lien	3M+9.50%	1.00%	10.50%	12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,806,721	9,800,000	3.58%
VRI Ultimate Holdings, LLC								Franklin, OH
Class A Preferred Units	(4)	Equity				5/31/2017		Healthcare & Pharmaceuticals	326,797 shares	500,000	600,000	0.22%
Whisps Acquisiton Corp.								Elgin, IL
Term Loan	(35)	First Lien	6M L+6.00%	1.00%	7.00%	4/26/2019	4/18/2025	Beverage, Food, & Tobacco	$7,790,152	7,688,219	7,790,152	2.85%
Whisps Holdings LP Class A Common Units	(4)	Equity				4/18/2019			500,000 shares	500,000	720,000	0.26%
Total										$8,188,219	$8,510,152	3.11%
Wise Parent Company, LLC								Salt Lake City, UT
Membership Units	(4)	Equity				8/27/2018		Beverage, Food, & Tobacco	6 units	0	760,000	0.28%
Total Non-controlled, non-affiliated investments										$719,546,960	$714,464,472	261.30%
Net Investments										$719,546,960	$714,464,472	261.30%
LIABILITIES IN EXCESS OF OTHER ASSETS											$(441,035,587)	(161.30)%
NET ASSETS											$273,428,885	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $24,989,773 of cash and $219,097,734 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(3)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,350,000, with an interest rate of LIBOR plus 6.00% and a maturity of January 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(4)	Security is non-income producing.

(5)

The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 90% of the Company’s total assets as of March 31, 2021.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

(unaudited)

(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,331,461, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of November 20, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(9)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $2,751,072 of cash and $90,688,122 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(10)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $909,091, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)

Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $746,948, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.25% and a maturity of March 2, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since October 31, 2017.

(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 6.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,667, with an interest rate of LIBOR plus 5.00% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. The Company has full discretion to fund the revolver commitment.

(19)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,111,111, with an interest rate of LIBOR plus 6.50% and a maturity of March 13, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(20)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.75% and a maturity of March 5, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(21)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $66,667 with an interest rate of LIBOR plus 6.50% and a maturity of December 21, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(22)	This loan is a unitranche investment.

(23)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000 with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2021

(unaudited)

(25)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $4,000,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. The Company has full discretion to fund the delayed draw term loan commitment.

(26)	Investment has been on non-accrual since June 28, 2019.

(27)	Maturity date is under ongoing negotiations with portfolio company and other lenders.

(28)

Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,420,455, with an interest rate of LIBOR plus 6.50% and a maturity of August 28, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(29)	These loans are last-out term loans with contractual rates lower than the applicable LIBOR rates; therefore, the floors are in effect.

(30)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,767,584, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 1.00% per annum.

(31)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,875,000, with an interest rate of LIBOR plus 5.75% and a maturity of September 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(32)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,763,033, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(33)	Investment has been on non-accrual since January 1, 2020.

(34)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,643,939, with an interest rate of LIBOR plus 5.75% and a maturity of October 2, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(35)	These loans have LIBOR floors which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

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

(38)	Instrument was restructured into a first lien term loan and preferred equity on April 3, 2020.

(39)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.50% and a maturity of February 19, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(40)	Investment has been on non-accrual since December 31, 2020.

(41)	Investment has been on non-accrual since January 1, 2021.

(42)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $86,771, with an interest rate of LIBOR plus 6.00% and a maturity of March 2, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

Abbreviation Legend
PIK — Payment-In-Kind
L — LIBOR
Euro — Euro Dollar

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Adams Publishing Group, LLC									Greenville, TN
Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$4,990,080	4,962,046	4,990,080	1.83%
Delayed Draw Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023		$162,106	162,106	162,106	0.06%
Total											$5,124,152	$5,152,186	1.89%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan(SBIC)	(2)(35)	First Lien	1M L+6.50%	1.00%	7.50%		11/30/2020	11/30/2026	Containers, Packaging & Glass	$17,500,000	17,153,813	17,150,000	6.27%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			644,737 units	700,000	740,000	0.27%
Total											$17,853,813	$17,890,000	6.54%
APE Holdings, LLC									Deer Park, TX
Class A Common Units	(4)	Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000 units	375,000	80,000	0.03%

Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units	(4)	Equity					1/26/2016		Services: Business	254,250 units	0	1,350,000	0.49%
Stratose Aggregator Holdings, LP Common Units	(4)	Equity					6/30/2015			750,000 units	0	3,970,000	1.45%
Total											$0	$5,320,000	1.94%
ASC Communications, LLC	(17)								Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.00%	1.00%	6.00%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$4,058,642	4,044,314	3,896,296	1.43%
Term Loan	(35)	First Lien	1M L+5.00%	1.00%	6.00%		2/4/2019	6/29/2023		$6,899,691	6,847,391	6,623,704	2.42%

ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529 shares	58,828	330,000	0.12%
Total											$10,950,533	$10,850,000	3.97%
BFC Solmetex, LLC									Nashville, TN
Revolver	(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023	Environmental Industries	$2,139,364	2,139,364	2,139,364	0.78%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023		$11,474,603	11,384,927	11,474,603	4.20%
Bonded Filter Co. LLC, Term Loan(SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		4/2/2018	9/26/2023		$1,193,460	1,184,133	1,193,460	0.44%
Total											$14,708,424	$14,807,427	5.42%
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	8.58%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,496,876	16,695,804	6.11%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%			17.50%	6/1/2018	6/30/2020		$391,063	391,063	391,063	0.14%
BW DME Holdings, LLC Class A-1 Preferred Units	(4)	Equity					8/24/2017			1,000,000 shares	1,000,000	1,500,000	0.55%
BW DME Holdings, LLC Class A-2 Preferred Units	(4)	Equity					1/26/2018			937,261 shares	937,261	1,410,000	0.52%
Total											$18,825,200	$19,996,867	7.32%
Café Valley, Inc.									Phoenix, AZ
Term Loan	(35)	First Lien	1M L+7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$16,077,381	15,829,176	15,675,447	5.73%
CF Topco LLC, Common Units	(4)	Equity					8/28/2019			9,160 shares	916,015	720,000	0.26%
Total											$16,745,191	$16,395,447	5.99%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(4)(5)	Equity					8/20/2015		Finance	38,893 units	195,036	20,000	0.01%

CommentSold, LLC	(8)								Huntsville, AL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.00%	1.00%	7.00%		11/20/2020	11/20/2026	High Tech Industries	$12,500,000	12,252,768	12,252,768	4.48%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
CompleteCase, LLC	(21)								Seattle, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025	Services: Consumer	$11,478,261	11,248,696	11,248,696	4.11%
Revolver	(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025		$33,333	33,333	32,667	0.01%
CompleteCase Holdings, Inc. Class A Common Units (SBIC II)	(4)(9)	Equity					12/21/2020			417 units	5	0	0.00%
CompleteCase Holdings, Inc.Series A Preferred Units (SBIC II)	(4)(9)	Equity					12/21/2020			522 units	521,734	520,000	0.19%
Total											$11,803,768	$11,801,363	4.31%
Convergence Technologies, Inc.									Indianapolis, IN
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024	Services: Business	$6,982,143	6,888,406	6,982,143	2.55%
Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		2/28/2019	8/30/2024		$1,403,571	1,383,414	1,403,571	0.51%
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/14/2020	8/30/2024		$3,740,625	3,672,274	3,740,625	1.37%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024		$5,250,000	5,250,000	5,250,000	1.92%
Tailwind Core Investor, LLC Class A Preferred Units	(4)	Equity					8/31/2018			5,282 units	547,795	650,000	0.24%
Total											$17,741,889	$18,026,339	6.59%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan	(35)	First Lien	3M L+5.50%	1.00%	6.50%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$16,006,250	15,778,905	15,446,031	5.65%
Health Monitor Holdings, LLC Seires A Preferred Units	(4)	Equity					5/15/2019			1,000,000 shares	1,000,000	750,000	0.27%
Total											$16,778,905	$16,196,031	5.92%
Douglas Products Group, LP									Liberty, MO
Class A Common Units	(4)	Equity					12/27/2018		Chemicals, Plastics, & Rubber	322 shares	139,656	820,000	0.30%
DRS Holdings III, Inc.	(10)								St. Louis, MO
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,900,000	9,816,898	9,900,000	3.62%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(35)	First Lien	6M L+8.50%	1.50%	10.00%		4/13/2018	4/13/2023	Energy: Oil & Gas	$9,323,691	9,226,943	8,531,177	3.12%
DTE Holding Company, LLC Common Shares, Class A-2	(4)	Equity					4/13/2018			776,316 shares	466,204	220,000	0.08%
DTE Holding Company, LLC Preferred Shares, Class AA	(4)	Equity					4/13/2018			723,684 shares	723,684	200,000	0.07%
Total											$10,416,831	$8,951,177	3.27%
Elliott Aviation, LLC									Moline, IL
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/31/2020	1/31/2025	Aerospace & Defense	$18,427,500	18,115,703	18,151,088	6.64%
Revolver	(3)(35)	First Lien	3 M L+6.00%	1.75%	7.75%		1/31/2020	1/31/2025		$450,000	450,000	443,250	0.16%
SP EA Holdings, LLC Preferred Shares, Class A	(4)	Equity					1/31/2020			900,000 shares	900,000	560,000	0.20%
Total											$19,465,703	$19,154,338	7.00%
Empirix Holdings I, Inc.									Billerica, MA
Common Shares, Class A	(4)	Equity					11/1/2013		Software	1,304 shares	1,304,232	1,760,000	0.64%
Common Shares, Class B	(4)	Equity					11/1/2013			1,317,406 shares	13,174	20,000	0.01%
Total											$1,317,406	$1,780,000	0.65%
Energy LabsHolding Corp.									Houston, TX
Common Stock	(4)	Equity					9/29/2016		Energy: Oil & Gas	598 shares	598,182	1,040,000	0.38%
Exacta Land Surveyors, LLC	(23)(25)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,714,375	16,488,364	16,547,231	6.05%
SP ELS Holdings LLC, Class A Common Units	(4)	Equity					2/8/2019			1,069,143 shares	1,069,143	720,000	0.26%
Total											$17,557,507	$17,267,231	6.31%
EOS Fitness Holdings, LLC									Phoenix, AZ
Preferred Units	(4)	Equity					12/30/2014		Hotel, Gaming, & Leisure	118 shares	0	10,000	0.00%
Class B Common Units	(4)	Equity					12/30/2014			3,017 shares	0	0	0.00%
Total											$0	$10,000	0.00%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Fast Growing Trees, LLC	(16)								Fort Mill, SC
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.00%	7.75%		2/5/2018	02/05/23	Retail	$14,992,490	14,850,620	14,992,490	5.48%
SP FGT Holdings, LLC, Class A Common	(4)	Equity					2/5/2018			1,000,000 shares	983,851	3,140,000	1.15%
Total											$15,834,471	$18,132,490	6.63%
FB Topco, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.52%		6/27/2018	4/24/2023	Education	$20,550,738	20,322,696	20,447,984	7.48%
Delayed Draw Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.55%		6/27/2018	4/24/2023		$1,126,758	1,126,758	1,121,124	0.41%
Total											$21,449,454	$21,569,108	7.89%
GK Holdings, Inc.									Cary, NC
Term Loan	(33)(35)	Second Lien	3M L+10.25%	1.00%	0.00%		1/30/2015	1/20/2022	Education	$5,000,000	4,979,153	2,925,000	1.07%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(35)	Second Lien	3M L+9.00%	1.50%	10.50%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,447,700	3,690,000	1.35%
GS HVAM Intermediate, LLC	(34)								Carlsbad, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,895,506	12,792,753	12,895,506	4.72%
HV GS Acquisition, LP Class A Interests	(4)	Equity					6/29/2018			1,796 shares	1,618,844	2,460,000	0.90%
Total											$14,411,597	$15,355,506	5.62%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan	(27)(35)	First Lien	3M L+7.00%	1.50%	8.50%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,503,720	4,503,720	2,589,639	0.95%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	0	0.00%
Total											$8,613,244	$2,589,639	0.95%
I2P Holdings, LLC									Cleveland, OH
Series A Preferred	(4)	Equity					1/31/2018		Services: Business	750,000 shares	750,000	3,160,000	1.16%
Ian, Evan & Alexander Corporation	(36)								Reston, VA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+8.50%	1.00%	9.50%		7/31/2020	7/31/2025	Services: Business	$7,140,425	7,005,287	7,069,020	2.59%
EC Defense Holding, Class B Units (SBIC)	(2)(4)	Equity					7/31/2020			20,054 shares	500,000	690,000	0.25%
Total											$7,505,287	$7,759,020	2.84%
ICD Holdings, LLC									San Francisco, CA
Class A Preferred	(4)(5)	Equity					1/1/2018			9,962 shares	474,182	2,090,000	0.76%
Industry Dive, Inc.									Washington, D.C.
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.75%	1.00%	7.75%		7/17/2020	8/30/2024	Services: Business	$7,015,841	6,887,907	6,980,762	2.55%
Revolver	(35)(37)	First Lien	1M L+6.75%	1.00%	7.75%		7/17/2020	8/30/2024		$50,000	50,000	49,750	0.02%
Total											$6,937,907	$7,030,512	2.57%
Integrated Oncology Network, LLC	(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$16,470,413	16,227,281	16,470,413	6.03%
Revolver	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024		$553,517	553,517	553,517	0.20%
Total											$16,780,798	$17,023,930	6.23%
Interstate Waste Services, Inc.									Amsterdam, OH
Common Units	(4)	Equity					10/30/2015		Environmental Industries	21,925 shares	946,125	370,000	0.14%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024	Healthcare & Pharmaceuticals	$5,940,000	5,844,850	5,940,000	2.17%
Term Loan	(35)	First Lien	3M L+6.00%	1.50%	7.50%		10/18/2019	10/18/2024		$11,385,000	11,202,629	11,385,000	4.16%
Legacy Parent, Inc. Class A Common Units	(4)	Equity					10/30/2020			58 shares	125,000	130,000
Total											$17,172,479	$17,455,000	6.33%
Invincible Boat Company, LLC	(28)								Opa Locka, FL
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,469,818	5,380,207	5,469,818	2.00%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$5,925,636	5,772,336	5,925,636	2.17%
Revolver	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$284,091	284,091	284,091
Invincible Parent Holdco, LLC Class A Common Units	(4)	Equity					8/28/2019			1,000,000 shares	968,105	620,000	0.23%
Total											$12,404,739	$12,299,545	4.40%
J.R. Watkins, LLC									San Francisco, CA
Term Loan (SBIC)	(2)	First Lien	7.00%		7.00%		12/22/2017	12/22/2022	Consumer Goods: non-durable	$12,250,000	12,139,807	12,250,000	4.48%
J.R. Watkins Holdings, Inc. Class A Preferred	(4)	Equity					12/22/2017			1,133 shares	1,132,576	680,000	0.25%
Total											$13,272,383	$12,930,000	4.73%
Jurassic Acquisiton Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	5.75%		12/28/2018	11/15/2024	Metals & Mining	$17,150,000	16,970,057	17,064,250	6.24%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.50%	1.00%	8.89%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,557,708	9,557,708	3.50%
Term Loan	(13)(22)	First Lien	3M L+6.50%	1.00%	8.89%		12/24/2020	12/24/2025		$1,500,000	1,470,417	1,470,417	0.54%
Total											$11,028,125	$11,028,125	4.04%
KidKraft, Inc.	(38)								Dallas, TX
Term Loan	(22)(29)	First Lien	3M L+5.00%	1.00%	6.00%		9/30/2016	8/15/2022	Consumer Goods: Durable	$1,580,487	1,580,487	1,580,487	0.58%
KidKraft Group Holdings, LLC Preferred B Units	(4)	Equity					4/3/2020			4,000,000 shares	4,000,000	4,000,000	1.46%
Total											$5,580,487	$5,580,487	2.04%
Lynx FBO Operating, LLC	(31)								Houston, TX
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		9/30/2019	9/30/2024	Aerospace & Defense	$13,612,500	13,397,053	13,612,500	4.98%
Lynx FBO Investments, LLC Class A-1 Common Units	(4)	Equity					9/30/2019			4,288 shares	593,480	690,000	0.25%
Total											$13,990,533	$14,302,500	5.23%
Madison Logic, Inc.									New York, NY
Term Loan (SBIC)	(2)(35)	First Lien	1M L+7.50%	0.50%	8.00%		11/30/2016	11/30/2021	Media: Broadcasting & Subscription	$4,323,985	4,314,586	4,323,985	1.58%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000 shares	50,000	70,000	0.03%
Madison Logic Holdings, Inc. Series A Preferred Stock (SBIC)	(2)(4)	Equity					11/30/2016			4,500 shares	450,000	670,000	0.25%
Total											$4,814,586	$5,063,985	1.86%
Mobile Acquisition Holdings, LP									Santa Clara, CA
Class A Common Units	(4)	Equity					11/1/2016		Software	750 units	455,385	2,650,000	0.97%
Munch’s Supply, LLC									New Lenox, IL
Term Loan	(35)	First Lien	3M L+6.25%	1.00%	7.25%		4/11/2019	4/11/2024	Capital Equipment	$7,229,111	7,178,680	7,229,111	2.64%
Delayed Draw Term Loan	(20)(35)	First Lien	3M L+6.25%	1.00%	7.25%		4/11/2019	4/11/2024		$649,111	640,345	649,111	0.24%
Cool Supply Holdings, LLC Class A Common Units	(4)	Equity					4/11/2019			500,000 units	496,362	710,000	0.26%
Total											$8,315,387	$8,588,222	3.14%
National Trench Safety, LLC, et al									Houston, TX
Term Loan (SBIC)	(2)	Second Lien	11.50%		11.50%		3/31/2017	3/31/2022	Construction & Building	$10,000,000	9,946,055	10,000,000	3.66%
NTS Investors, LP Class A Common Units	(4)	Equity					3/31/2017			2,335 units	500,000	750,000	0.27%
Total											$10,446,055	$10,750,000	3.93%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)								Phoenix, AZ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Services: Business	$5,817,693	5,727,857	5,817,693	2.13%
Term Loan	(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$9,225,593	9,083,133	9,225,593	3.37%
CGC NH, Inc. Common Units	(4)	Equity					8/30/2019			123 shares	440,758	570,000	0.21%
Total											$15,251,748	$15,613,286	5.71%
NGS US Finco, LLC									Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,884,148	9,900,000	3.62%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

Investments	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	of% Net Assets
NS412, LLC									Dallas, TX
Term Loan	(35)	Second Lien	3M L+8.50%	1.00%	9.50%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,492,970	7,462,700	2.73%
NS Group Holding Company, LLC Class A Common Units	(4)	Equity					5/6/2019			750 shares	750,000	550,000	0.20%
Total											$8,242,970	$8,012,700	2.93%
NuMet Machining Techniques, LLC									Birmingham, UK
Term Loan	(5)(35)	Second Lien	3M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$11,700,000	11,495,790	11,056,500	4.04%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	3M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026		$7,800,000	7,663,860	7,371,000	2.70%
Bromford Holdings, L.P. Class A Membership Units	(4)(5)	Equity					11/5/2019			1,000,000 shares	1,000,000	300,000	0.11%
Total											$20,159,650	$18,727,500	6.85%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		11/15/2018	11/15/2023	Healthcare & Pharmaceuticals	$13,270,451	13,106,025	13,270,451	4.85%
Functional Aggregator, LLC Common Units	(4)	Equity					11/15/2018			12,500 shares	1,250,000	1,180,000	0.43%
Total											$14,356,025	$14,450,451	5.28%
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common LP Units	(4)	Equity					3/29/2019		Finance	750,000 shares	0	1,490,000	0.55%
PCS Software, Inc.									Shenandoah, TX
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$1,970,000	1,940,669	1,970,000	0.72%
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$15,021,250	14,797,600	15,021,250	5.50%
Delayed Draw Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$992,500	992,500	992,500	0.36%
Revolver	(35)(11)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$571,195	571,195	571,195	0.21%
PCS Software Holdings, LLC Class A Preferred Units	(4)	Equity					7/1/2019			325,000 shares	325,000	330,000	0.12%
PCS Software Holdings, LLC Class A-2 Preferred Units	(4)	Equity					11/12/2020			63,312 shares	63,312	60,000	0.02%
Total											$18,690,276	$18,944,945	6.93%
Pioneer Transformers, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+6.00%	1.50%	7.50%		11/22/2019	8/16/2024	Capital Equipment	$4,937,500	4,868,043	4,937,500	1.81%
Premiere Digital Services, Inc.									Los Angeles, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	8.24%		10/18/2018	10/18/2023	Media: Broadcasting & Subscription	$9,992,518	9,807,217	9,992,518	3.66%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	8.24%		10/18/2018	10/18/2023		$2,428,772	2,385,098	2,428,772	0.89%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000 shares	50,000	150,000	0.05%
Premiere Digital Holdings, Inc., Preferred Stock	(4)	Equity					10/18/2018			4,500 shares	314,550	1,320,000	0.48%
Total											$12,556,865	$13,891,290	5.08%
Protect America, Inc.									Austin TX
Term Loan (SBIC)	(2)(6)(26)(35)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,979,749	2,786,861	1.02%
Sales Benchmark Index, LLC	(7)(14)								Dallas, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$14,315,976	14,076,964	14,315,976	5.24%
SBI Holdings Investments, LLC Class A Preferred Units	(4)	Equity					1/7/2020			66,573 units	665,730	590,000	0.22%
Total											$14,742,694	$14,905,976	5.46%
Skopos Financial, LLC									Irving, TX
Term Loan	(5)	Unsecured	12.00%		12.00%		1/31/2014	1/31/2021	Finance	$15,500,000	15,500,000	14,415,000	5.27%
Skopos Financial Group, LLC Series A Preferred Units	(4)(5)	Equity					1/31/2014			1,120,684 units	1,162,544	320,000	0.12%
											$16,662,544	$14,735,000	5.39%
SQAD, LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,333,594	14,299,486	14,333,594	5.24%
SQAD Holdco, Inc. Preferred Shares,Series A (SBIC)	(2)(4)	Equity					10/31/2013			5,624 shares	156,001	1,010,000	0.37%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

Investmest	Footnotes	Security	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
SQAD Holdco, Inc. Common Shares (SBIC)	(2)(4)	Equity					10/31/2013			5,800 shares	62,485	120,000	0.04%
Total											$14,517,972	$15,463,594	5.65%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	L+6.00%	1.00%	8.33%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,318,659	21,540,925	7.88%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$6,385,182	6,321,825	6,385,182	2.34%
Time Manufacturing Investments, LLC Class A Common Units	(4)	Equity					2/3/2017			5,000 units	500,000	770,000	0.28%
Total											$6,821,825	$7,155,182	2.62%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+10.75%	0.80%	11.55%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,837,336	5,728,125	2.10%
TFH Reliability Group, LLC Class A-1 Units	(4)	Equity					6/29/2020			27,129 shares	21,511	10,000	0.00%
TFH Reliability Group, LLC Class A Common Units	(4)	Equity					10/21/2016			250,000 shares	231,521	170,000	0.06%
Total											$6,090,368	$5,908,125	2.16%
U.S. Auto Sales, Inc.									Lawrenceville, GA
USASF Blocker II, LLC Common	(4)(5)	Equity					6/8/2015		Finance	441 units	441,000	710,000	0.26%
USASF Blocker III, LLC Series C Preferred Units	(4)(5)	Equity					2/13/2018			125 units	125,000	200,000	0.07%
USASF Blocker IV, LLC Units	(4)(5)	Equity					5/27/2020			110 units	110,000	180,000	0.07%
USASF Blocker LLC Common Units	(4)(5)	Equity					6/8/2015			9,000 units	9,000	10,000	0.00%
Total											$685,000	$1,100,000	0.40%
Venbrook Buyer, LLC									Los Angeles, CA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$13,084,458	12,851,226	12,953,614	4.74%
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$148,875	146,221	147,386	0.05%
Revolver	(35)	First Lien	6M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$2,222,222	2,222,222	2,200,000	0.80%
Delayed Draw Term Loan	(19)(35)	First Lien	1M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$1,333,333	1,320,000	1,320,000
Venbrook Holdings, LLC Common Units	(4)	Equity					3/13/2020			534,959 shares	531,463	480,000	0.18%
.Total											$17,071,132	$17,101,000	5.77%
Vortex Companies, LLC									Houston, TX
Term Loan (SBIC II)	(9)(35)	Second Lien	3M L+9.50%	1.00%	10.50%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,800,000	9,800,000	3.59%
VRI Ultimate Holdings, LLC									Franklin, OH
Class A Preferred Units	(4)	Equity					5/31/2017		Healthcare & Pharmaceuticals	326,797 shares	500,000	580,000	0.21%
Whisps Acquisiton Corp.									Elgin, IL
Whisps Holding LP Class A Common Units	(4)	Equity					4/18/2019		Beverage, Food, & Tobacco	500,000 shares	500,000	710,000	0.26%
Total											$8,182,302	$8,501,667	3.11%
Wise Parent Company, LLC									Salt Lake City, UT
Membership Units	(4)	Equity					8/27/2018		Beverage, Food, & Tobacco	6 units	0	760,000	0.28%

Total Non-controlled, non-affiliated investments											$658,628,966	$653,424,495	239.03%
Net Investments											$658,628,966	$653,424,495	239.03%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(380,063,846	(139.03)%
NET ASSETS												$273,360,649	100.00%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $14,750,888 of cash and $228,144,990 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (“the Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(3)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,250,000, with an interest rate of LIBOR plus 6.00% and a maturity of January 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(4)	Security is non-income producing.

(5)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 91% of the Company’s total assets as of December 31, 2020.

(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,331,461, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of November 20, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(9)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $2,653,295 of cash and $43,391,392 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(10)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $909,091, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $746,948, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.

(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.

(14)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,328,652, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(15)	Investment has been on non-accrual since October 31, 2017.

(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 6.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.

(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,667, with an interest rate of LIBOR plus 5.00% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.

(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. The Company has full discretion to fund the revolver commitment.

(19)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,111,111, with an interest rate of LIBOR plus 6.50% and a maturity of March 13, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(20)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,511,111, with an interest rate of LIBOR plus 6.25% and a maturity of April 11, 2024. This investment is accruing an unused commitment fee of 1.00% per annum

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

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
March 31, 2021
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

As of March 31, 2021, the Company had issued a total of 19,486,003 shares and raised $286,629,818 in gross proceeds since Inception, incurring $9,127,228 in offering expenses and sales load fees for net proceeds from offerings of $277,502,590. The Company’s shares are currently listed on the New York Stock Exchange under the symbol ’’SCM’’. See Note 4 for further details.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

As of both March 31, 2021 and December 31, 2020, the SBIC subsidiary had $75,000,000 in regulatory capital. As of March 31, 2021 and December 31, 2020, the SBIC II subsidiary had $60,000,000 and $40,000,000 in regulatory capital, respectively.

As of both March 31, 2021 and December 31, 2020, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. As of March 31, 2021 and December 31, 2020, the SBIC II subsidiary had $60,000,000 and $26,500,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

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

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2021, our asset coverage ratio was 203%.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2021 and March 31, 2020 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The global impact of the outbreak continues to evolve, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. The Federal Food and Drug Administration authorized vaccines produced for emergency use starting in December 2020, and such vaccines have been distributed nationally; however, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

Cash and Cash Equivalents

At March 31, 2021, cash balances totaling $1,170,340 exceeded FDIC insurance protection levels of $250,000 by $920,340. In addition, at March 31, 2021, the Company held $29,279,295 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.

Fair Value Measurements

We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (’‘ASC Topic 820’’). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBA-guaranteed debentures approximate fair value because the interest rates adjusts to the market interest rates (Level 3 input). The carrying value of our 2026 Notes approximates fair value. See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after March 31, 2021, by circumstances and events that are not yet known.

The COVID-19 pandemic may impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies may require interest or principal deferrals in order to fulfill short-term liquidity needs in response to COVID-19. The Company is working with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. As of March 31, 2021, no such interest deferrals have been made.

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the SBIC subsidiaries and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated statement of assets and liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing and maintenance of our Credit Facility, 2022 Notes, 2026 Notes and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statement of Assets and Liabilities.

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
March 31, 2021
(Unaudited)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

A presentation of the interest income we have received from portfolio companies for the quarters ended March 31, 2021 and 2020 is as follows:

	For the three months ended
	March 31,	March 31,
	2021	2020
Loan interest	$12,650,928	$13,433,074
PIK income	118,329	537,284
Fee amortization income(1)	577,254	629,718
Fee income acceleration(2)	166,266	249,512
Total Interest Income	$13,512,777	$14,849,588

(1)	Includes amortization of upfront fees on unfunded commitments.

(2)	Unamortized loan origination fees recognized upon realization.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio specific circumstances as well as other economic factors in determining collectability. As of March 31, 2021, we had five loans on non-accrual status, which represented approximately 5.3% of our loan portfolio at cost and 1.8% at fair value. As of December 31, 2020, we had three loans on non-accrual status, which represented approximately 4.3% of our loan portfolio at cost and 1.0% at fair value. As of March 31, 2021 and December 31, 2020, $8,196,386 and $7,057,415 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we remove it from non-accrual status.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Included in income tax expense for the three months ended March 31, 2021 is an increase of the estimated excise tax accrued relating to the year ended December 31, 2020 of $41,316, as well as a 2021 quarterly estimate of $196,645. Included in income tax expense for the three months ended March 31, 2020 is an increase of the estimated excise tax accrued relating to the year ended December 31, 2019 of $40,000, as well as a 2020 quarterly estimate of $150,000.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of March 31, 2021 and December 31, 2020, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2021 and 2020 were de minimis.

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

For the three months ended March 31, 2021 and 2020, the Company recorded deferred income tax (provision) benefit of ($167,804) and $28,959, respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2021 and December 31, 2020, the Company had a deferred tax liability of $527,394 and $359,590, respectively.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of common stock outstanding for the period. The Company has no common stock equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Paid In Capital

The Company records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.

Distributable Earnings (Accumulated Undistributed Deficit)

The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Accumulated net realized loss from investments, net of cumulative dividends of $24,557,535 for both periods	$(16,465,391)	$(16,388,369)
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of provision for taxes of $527,394 and $359,590, respectively	(5,609,882)	(5,564,061)
Accumulated undistributed net investment income	19,458,005	19,266,926
Accumulated undistributed deficit	$(2,617,268)	$(2,685,504)

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2021.

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
March 31, 2021
(Unaudited)

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

For the three months ended March 31, 2021 and 2020, the Company recorded an expense for base management fees of $2,963,861 and $2,719,054, respectively. As of March 31, 2021 and December 31, 2020, $1,963,861 and $2,825,322, respectively, were payable to Stellus Capital.

The incentive fee has two components, the investment income incentive fee and the capital gains incentive fee, as follows:

Investment Income Incentive Fee

The investment income component (“Investment Income Incentive Fee”) is calculated, and payable to the Advisor, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income excludes items classified below the Net Investment Income line including realized and unrealized gains and losses, loss on debt extinguishment, and other capital transactions. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as the “Hurdle”). Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the Hurdle but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “Catch-up”) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets.

The foregoing Investment Income Incentive Fee is subject to a total return requirement, which provides that no Investment Income Incentive Fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative Investment Income Incentive Fees accrued and/or paid for the 11 preceding quarters. In other words, any Investment Income Incentive Fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the Catch-up, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such Investment Income Incentive Fee that is attributable to deferred interest until the Company actually receives such interest in cash.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred $0 and $1,339,637, respectively, of Investment Income Incentive Fees. As of March 31, 2021 and December 31, 2020, $122,499 and $681,660, respectively, of such Investment Income Incentive Fees were payable to the Advisor, of which $0 and $559,161, respectively, are currently payable (as explained below). As of both March 31, 2021 and December 31, 2020, $122,499 of Investment Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash.

Capital Gains Incentive Fee

The Company also pays the Advisor an incentive fee based on capital gains (the “Capital Gains Incentive Fee”). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). The Capital Gains Incentive Fee is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from Inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid Capital Gain Incentive Fees is subtracted from such Capital Gain Incentive Fees when the Capital Gains Incentive Fee is calculated.

U.S. GAAP requires that the Capital Gains Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the Capital Gains Incentive Fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2021 and 2020, the Company incurred (reversed) $83,281 and ($880,913), respectively, related to the Capital Gains Incentive Fee. As of March 31, 2021 and December 31, 2020, $604,302 and $521,021, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended March 31
	2021	2020
Investment income incentive fees incurred	$—	$1,339,637
Capital gains incentive fee incurred (reversed)	83,281	(880,913)
Incentive Fee Expense	$83,281	$458,724

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

	March 31,	December 31,
	2021	2020
Investment Income Incentive Fee Currently Payable	$—	$559,161
Investment Income Incentive Fee Deferred	122,499	122,499
Capital Gains Incentive Fee Deferred	604,302	521,021
Incentive Fee Payable	$726,801	$1,202,681

Director Fees

For the three months ended March 31, 2021 and 2020, the Company recorded an expense relating to director fees of $91,500 and $132,250. As of both March 31, 2021 and December 31, 2020, no director fees were payable to the Company’s directors.

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both March 31, 2021 and December 31, 2020, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

For the three months ended March 31, 2021 and 2020, the Company recorded expenses of $381,050 and $399,599, respectively, relating to the administration agreement. As of March 31, 2021 and December 31, 2020, $381,050 and $381,690, respectively, remained payable to Stellus Capital under the administration agreement.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the ex-dividend date. The Company intends to distribute net realized gains (i.e., net capital gains in excess of net capital losses), if any, at least annually. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution. The Company has declared distributions of $11.16 per share on its common stock from Inception through March 31, 2021.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following table reflects the Company’s distributions declared and paid or to be paid on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share (1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016	Various		$1.36
Fiscal 2017			$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021
January 15, 2021	January 29, 2021	February 16, 2021	$0.0833
January 15, 2021	February 26, 2021	March 15, 2021	$0.0833
January 15, 2021	March 31, 2021	April 15, 2021	$0.0833
Total			$11.16

(1) Distributions for fiscal years 2012 through 2020 are shown in aggregate amounts

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 0 and 9,910 shares through the DRIP during the three months ended March 31, 2021 and 2020, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds (1)(2)	fees	Expenses	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	521,715	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,681	18,169	4,999,993	14.18
Total	19,486,003	$286,629,818	$7,414,918	$1,712,309	$277,502,591

(1)	Net of fractional share transactions. Such share redemptions impacted gross proceeds by $(96), $1,435, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes common shares issued under the DRIP of $0 during the three months ended March 31, 2021, $228,943 for the year ended December 31, 2020, $0 for the year ended December 31, 2019, $94,788 during the year ended December 31, 2018, $0 for the years ended 2017, 2016 and 2015, and $398,505, $930,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

(3)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of March 31, 2021 and December 31, 2020 in the amount of $1,456,437, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (reducing the accumulated undistributed deficit).

The Company did not issue any shares during the three months ended March 31, 2021.

During the three months ending March 31, 2020, the Company issued 332,591 shares under the At-the-Market (“ATM”) Program, for gross proceeds of $4,794,995 and underwriting and other expenses of $23,850. The average per share offering price of shares issued in the ATM Program during the three months ended March 31, 2020 was $14.42.

The Company issued 0 and 9,910 shares, respectively, of common stock through the DRIP for the three months ended March 31, 2021 and 2020, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 5 — NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net increase (decrease) in net assets resulting from operations	$4,937,788	$(43,939,732)
Weighted average common shares	19,486,003	19,429,480
Net increase (decrease) in net assets from operations per share	$0.25	$(2.26)

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

At March 31, 2021, the Company had investments in 70 portfolio companies. The total fair value and cost of the investments were $714,464,472 and $719,546,960, respectively. The composition of our investments as of March 31, 2021 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$564,962,894	$564,335,624
Senior Secured – Second Lien	84,697,904	61,483,486
Unsecured Debt	32,450,689	32,155,362
Equity	37,435,473	56,490,000
Total Investments	$719,546,960	$714,464,472

(1) Includes unitranche investments, which account for 11.9% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

At December 31, 2020, the Company had investments in 66 portfolio companies. The total cost and fair value of the investments were $658,628,966 and $653,424,495 respectively. The composition of our investments as of December 31, 2020 was as follows:

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2021 and December 31, 2020, the Company had 22 and 19 of such investments with aggregate unfunded commitments of $22,838,727 and $28,865,204, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as March 31, 2021 and December 31, 2020 were as follows:

	2021	2020
Aggregate cost of portfolio company securities	$719,546,960	$658,628,966
Gross unrealized appreciation of portfolio company securities	29,436,962	28,143,621
Gross unrealized depreciation of portfolio company securities	(34,519,450)	(33,348,092)
Aggregate fair value of portfolio company securities	$714,464,472	$653,424,495

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2021 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$564,335,624	$564,335,624
Senior Secured – Second Lien	—	—	61,483,486	61,483,486
Unsecured Debt	—	—	32,155,362	32,155,362
Equity	—	—	56,490,000	56,490,000
Total Investments	$—	$—	$714,464,472	$714,464,472

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2021 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$508,673,064	$70,720,186	$21,191,245	$52,840,000	$653,424,495
Purchases of investments	77,378,347	965,250	11,705,915	3,374,696	93,424,208
Payment-in-kind interest	101,454	—	16,875	—	118,329
Sales and Redemptions	(21,030,424)	(9,956,212)	(1,500,000)	(1,098,375)	(33,585,011)
Realized Gains	—	—	—	439,417	439,417
Change in unrealized (depreciation) appreciation included in earnings (1)	(1,240,279)	(298,317)	726,317	934,262	121,983
Amortization of premium and accretion of discount, net	453,462	52,579	15,010	—	521,051
Fair value at end of period	$564,335,624	$61,483,486	$32,155,362	$56,490,000	$714,464,472

(1)	Includes reversal of positions during the three months ended March 31, 2021.

There were no Level 3 transfers during the three months ended March 31, 2020.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2020 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$455,169,878	$111,961,013	$22,137,186	$39,680,000	$628,948,077
Purchases of investments	139,571,726	9,800,000	—	8,135,439	157,507,165
Payment-in-kind interest	80,487	506,754	77,751	—	664,992
Sales and Redemptions	(85,804,667)	(43,642,752)	—	(4,801,419)	(134,248,838)
Realized (Losses) Gains	(8,599,062)	(4,003,655)	(163,423)	2,665,177	(10,100,963)
Change in unrealized appreciation (depreciation) included in earnings (1)	6,550,721	(4,276,940)	(879,310)	7,160,803	8,555,274
Amortization of premium and accretion of discount, net	1,703,981	375,766	19,041	—	2,098,788
Fair value at end of period	$508,673,064	$70,720,186	$21,191,245	$52,840,000	$653,424,495

(1)	Includes reversal of positions during the twelve months ended December 31, 2020.

There were no Level 3 transfers during the twelve months ended December 31, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2021:

			% of Total
	Cost	Fair Value	Investments
Texas	$157,437,788	$140,656,616	19.69%
California	87,069,947	92,848,345	13.00%
Illinois	63,254,406	63,438,481	8.88%
Arizona	50,798,324	52,365,151	7.33%
New Jersey	38,213,997	37,055,764	5.19%
Ohio	34,058,021	36,493,498	5.11%
Canada	34,833,488	35,024,601	4.90%
Wisconsin	22,681,481	22,852,123	3.20%
Washington	22,872,672	22,813,176	3.19%
New York	18,976,992	20,183,512	2.82%
United Kingdom	21,283,132	19,788,875	2.77%
Washington, D.C.	19,151,180	19,201,280	2.69%
South Carolina	15,844,753	18,412,490	2.58%
Indiana	17,749,809	17,990,759	2.52%
Maryland	16,937,047	17,106,250	2.39%
Minnesota	15,687,680	15,688,188	2.20%
North Carolina	15,536,435	13,452,687	1.88%
Alabama	12,230,520	12,281,719	1.72%
Florida	12,131,350	11,995,454	1.68%
Missouri	9,935,332	10,725,000	1.50%
Pennsylvania	9,888,426	9,850,000	1.38%
Virginia	7,423,287	7,648,786	1.07%
Georgia	685,000	6,680,000	0.93%
Tennessee	4,935,243	4,959,782	0.69%
Puerto Rico	8,613,244	2,341,935	0.33%
Massachusetts	1,317,406	1,850,000	0.26%
Utah	—	760,000	0.11%
	$719,546,960	$714,464,472	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2020:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	$151,640,862	$135,146,776	20.68%
California	86,050,467	92,069,851	14.09%
Illinois	57,330,756	57,535,404	8.81%
Arizona	50,822,139	52,015,600	7.96%
New Jersey	38,228,359	37,765,139	5.78%
Ohio	34,109,657	35,827,682	5.48%
Wisconsin	22,721,856	22,827,500	3.49%
Canada	21,318,659	21,540,925	3.30%
New York	19,527,594	20,547,579	3.14%
Tennessee	19,832,576	19,959,613	3.05%
United Kingdom	20,159,650	18,727,500	2.87%
South Carolina	15,834,471	18,132,490	2.77%
Indiana	17,741,889	18,026,339	2.76%
Maryland	16,970,057	17,064,250	2.61%
Florida	12,404,739	12,299,545	1.88%
Alabama	12,252,768	12,252,768	1.88%
Washington	11,803,768	11,801,363	1.81%
Missouri	9,956,554	10,720,000	1.64%
Pennsylvania	9,884,148	9,900,000	1.52%
Virginia	7,505,287	7,759,020	1.19%
Washington, D.C.	6,937,907	7,030,512	1.08%
Georgia	685,000	6,420,000	0.98%
North Carolina	4,979,153	2,925,000	0.45%
Puerto Rico	8,613,244	2,589,639	0.40%
Massachusetts	1,317,406	1,780,000	0.27%
Utah	-	760,000	0.12%
	$658,628,966	$653,424,495	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2021:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$153,997,793	$162,504,358	22.74%
Healthcare & Pharmaceuticals	86,870,351	82,904,195	11.60%
Aerospace & Defense	66,615,494	64,921,355	9.09%
Beverage, Food, & Tobacco	40,297,535	41,543,170	5.81%
Media: Broadcasting & Subscription	31,356,544	34,084,802	4.77%
High Tech Industries	33,580,332	33,822,644	4.73%
Capital Equipment	32,507,740	33,544,326	4.70%
Consumer Goods: Durable	27,507,794	27,451,222	3.84%
Education	26,444,058	24,458,420	3.42%
Services: Consumer	38,012,766	22,467,312	3.14%
Media: Advertising, Printing & Publishing	21,688,930	20,457,126	2.86%
Transportation & Logistics	18,562,588	18,699,789	2.62%
Finance	16,507,196	18,650,000	2.61%
Retail	15,844,753	18,412,490	2.58%
Containers, Packaging, & Glass	17,821,650	17,927,123	2.51%
Metals & Mining	16,937,047	17,106,250	2.39%
Software	12,325,478	14,902,687	2.09%
Consumer goods: non-durable	13,346,042	13,040,854	1.83%
Automotive	11,036,930	10,968,750	1.54%
Environmental Industries	10,752,846	10,170,000	1.42%
Utilities: Oil & Gas	9,888,426	9,850,000	1.38%
Energy: Oil & Gas	11,033,455	9,779,474	1.37%
Chemicals, Plastics, & Rubber	6,611,212	6,798,125	0.95%
	$719,546,960	$714,464,472	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2020:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$102,005,864	$109,873,364	16.82%
Healthcare & Pharmaceuticals	87,198,279	82,945,887	12.69%
Aerospace & Defense	53,615,886	52,184,338	7.99%
Beverage, Food, & Tobacco	39,339,090	41,012,620	6.28%
Media: Broadcasting & Subscription	31,889,423	34,418,869	5.27%
High Tech Industries	33,571,427	33,793,693	5.17%
Consumer Goods: Durable	27,802,124	27,780,032	4.25%
Environmental Industries	25,454,549	24,977,427	3.82%
Education	26,428,607	24,494,108	3.75%
Services: Consumer	38,026,487	22,600,924	3.46%
Media: Advertising, Printing & Publishing	21,903,057	21,348,217	3.27%
Capital Equipment	20,005,255	20,680,904	3.17%
Finance	18,016,762	19,435,000	2.97%
Transportation & Logistics	18,690,276	18,944,945	2.90%
Retail	15,834,471	18,132,490	2.77%
Containers, Packaging, & Glass	17,853,813	17,890,000	2.74%
Metals & Mining	16,970,057	17,064,250	2.61%
Consumer goods: non-durable	13,272,383	12,930,000	1.98%
Automotive	11,028,125	11,028,125	1.69%
Construction & Building	10,446,055	10,750,000	1.65%
Energy: Oil & Gas	11,015,013	9,991,177	1.53%
Utilities: Oil & Gas	9,884,148	9,900,000	1.52%
Chemicals, Plastics, & Rubber	6,605,024	6,808,125	1.04%
Software	1,772,791	4,430,000	0.68%
Hotel, Gaming, & Leisure	-	10,000	0.00%
	$658,628,966	$653,424,495	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2021:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1) (3)
			HY credit spreads,	-3.96% to 1.64% (-0.36%)
First lien debt	$564,335,624	Income/Market	Risk free rates	-2.76% to 0.68% (-1.15%)
		approach (2)	Market multiples	7x to 24x (13x)(4)

			HY credit spreads,	-3.27% to 2.27% (-0.04%)
Second lien debt	$61,483,486	Income/Market	Risk free rates	-2.05% to 0.68% (-0.73%)
		approach (2)	Market multiples	8x to 14x (11x)(4)

			HY credit spreads,	-0.43% to 0.16% (-0.21)
Unsecured debt	$32,155,362	Income/Market	Risk free rates	-1.78% to -1.57% (-1.65%)
		approach (2)	Market multiples	1x to 24x (8x)(4)

			Underwriting multiple/
Equity investments	$56,490,000	Market approach (5)	EBITDA Multiple	2x to 24x (12x)
Total Long Term Level 3
Investments	$714,464,472

(1)	Weighted average based on fair value as of March 31, 2021.
(2)	Included but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for second lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.27% (-327 basis points) to 2.27% (227 basis points). The average of all changes was -0.04% (-4 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2020:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)(3)
First lien debt	$508,673,064	Income/Market(2)	HY credit spreads,	-3.78% to 1.84% (-0.15%)
		approach	Risk free rates	-2.95% to 0.14% (-1.68%)
			Market multiples	7x to 48x (13x)(4)

Second lien debt	$70,720,186	Income/Market(2)	HY credit spreads,	-1.71% to 3.83% (0.54%)
		approach	Risk free rates	-2.65% to 0.08% (-1.44%)
			Market multiples	8x to 14x (11x)(4)

Unsecured debt	$21,191,245	Income/Market	HY credit spreads,	-0.25% to 0.34% (-0.03%)
		approach (2)	Risk free rates	-1.92% to -1.62% (-1.78%)
			Market multiples	1x to 24x (6x)(4)

Equity investments	$52,840,000	Market approach (5)	Underwriting multiple/	1x to 24x (12x)
Total Long Term Level 3			EBITDA Multiple
Investments	$653,424,495

(1)	Weighted average based on fair value as of December 31, 2020.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.78% (-378 basis points) to 1.84% (184 basis points). The average of all changes was -0.15%.
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

As of March 31, 2021, the Company had $22,838,727 of unfunded commitments to provide debt financing to 22 existing portfolio companies. As of December 31, 2020, the Company had $28,865,202 of unfunded commitments to provide debt to 19 existing portfolio companies. As of March 31, 2021, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	three months	three months
	ended	ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$14.03	$14.14
Net investment income	0.26	0.32
Change in unrealized appreciation (depreciation)	0.01	(2.65)
Net realized gain	0.02	0.07
Loss on debt extinguishment	(0.03)	—
Provision for taxes on unrealized appreciation on investments	(0.01)	—
Total from operations	$0.25	$(2.26)

Stockholder distributions from:
Net investment income	(0.25)	(0.34)
Other(6)	—	0.01
Net asset value at end of period	$14.03	$11.55

Per share market value at end of period	$12.70	$7.29
Total return based on market value(2)	19.1%	(47.8)%
Weighted average shares outstanding	19,486,003	19,429,480

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

	For the		For the
	three months		three months
	ended		ended
	March 31, 2021		March 31, 2020
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$273,428,885		$224,918,665
Weighted Average net assets	$273,361,407		$270,069,497
Annualized ratio of gross operating expenses to net assets(5)	13.31%		13.39%
Annualized ratio of interest expense and other fees to net assets	6.41%		6.37%
Annualized ratio of net investment income to net assets(5)	7.45%		9.28%
Portfolio Turnover(3)	4.91%		5.14%
Notes payable	$100,000,000		$48,875,000
Credit Facility payable	$165,500,000		$210,000,000
SBA Debentures	$210,000,000		$161,000,000
Asset coverage ratio(4)	2.03	x	1.87	x

(1)	Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)	Portfolio turnover is calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.

(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures deducted from the numerator and excluded from the denominator.

(5)	These ratios include the impact of the (provision) benefit for income taxes related to unrealized gain or loss movements on investments in Taxable Subsidiaries of ($167,804) and $28,959, respectively, for the three months ended March 31, 2021 and March 31, 2020, which are not reflected in net investment income, gross operating expenses or net operating expenses. The impact of the provision (benefit) for income taxes related to unrealized gain or loss on investments to net assets for both the three months ended March 31, 2021 and 2020 is 0.25% and (0.04)%, respectively.

(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the end of the period.

NOTE 9 — CREDIT FACILITY

On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on September 18, 2020 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”). The Company entered the Credit Facility, as amended and restated, provides for borrowings up to a maximum of $230,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $280,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 18, 2024, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 18, 2025.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries and excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, and (iii) maintaining a minimum stockholder’s equity. As of March 31, 2021 and December 31, 2020, the Company was in compliance with these covenants.

As of March 31, 2021 and December 31, 2020, $165,500,000 and $174,000,000, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,641,549 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2021 and December 31, 2020, $2,157,012 and $2,271,595 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31,	December 31,
	2021	2020
Credit Facility payable	$165,500,000	$174,000,000
Prepaid loan structure fees	2,157,012	2,271,595
Credit facility payable, net of prepaid loan structure fees	$163,342,988	$171,728,405

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31,	March 31,
	2021	2020
Interest expense	$973,901	$1,786,470
Loan fee amortization	117,701	142,967
Commitment fees on unused portion	116,274	55,654
Administration fees	1,724	8,702
Total interest and financing expenses	$1,209,600	$1,993,793

Weighted average interest rate	2.8%	4.1%
Effective interest rate (including fee amortization)	3.5%	4.5%
Average debt outstanding	$140,666,667	$175,812,088

Cash paid for interest and unused fees	$1,005,853	$1,929,892

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both March 31, 2021 and December 31, 2020, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of March 31, 2021 and December 31, 2020, the SBIC II subsidiary had $60,000,000 and $40,000,000 in regulatory capital and $60,000,000 and $26,500,000 of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries held $295,105,243 and $277,440,338 in assets at March 31, 2021 and December 31, 2020, respectively, which accounted for approximately 39.5% and 41.1% of the Company’s total consolidated assets, respectively.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following table summarizes the SBIC subsidiaries’ aggregate SBA-guaranteed debentures as of March 31, 2021:

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 14, 2014	SBIC I	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	SBIC I	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	SBIC I	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	SBIC I	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	SBIC I	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC I	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC I	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC I	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC I	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I	March 1, 2029	2,500,000	3.11%	0.22%
October 17, 2019	SBIC II	March 1, 2030	6,000,000	2.08%	0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%	0.09%
December 17, 2020	SBIC II	March 1, 2031	9,000,000	1.67%	0.09%
December 17, 2020	SBIC II	March 1, 2031	6,500,000	1.67%	0.27%
February 16, 2021	SBIC II	March 1, 2031	1,000,000	1.67%	0.27%
February 16, 2021	SBIC II	March 1, 2031	3,125,000	1.67%	0.27%
February 16, 2021	SBIC II	March 1, 2031	3,125,000	1.67%	0.27%
February 16, 2021	SBIC II	March 1, 2031	3,125,000	1.67%	0.27%
February 16, 2021	SBIC II	March 1, 2031	3,125,000	1.67%	0.27%
February 27, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
March 2, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
Total SBA-guaranteed debentures			$210,000,000

As of March 31, 2021 and December 31, 2020, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2021 and December 31, 2020, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

As of March 31, 2021, the Company has incurred $7,798,500 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of March 31, 2021 and December 31, 2020, $4,714,415 and $3,332,504 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	March 31,	December 31,
	2021	2020
SBA debentures payable	$210,000,000	$176,500,000
Prepaid loan fees	4,714,415	3,332,504
SBA Debentures, net of prepaid loan fees	$205,285,585	$173,167,496

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three ended March 31, 2021 and 2020:

	For the three months ended
	March 31,	March 31,
	2021	2020
Interest expense	$1,385,834	$1,341,683
Debenture fee amortization	233,813	171,275
Total interest and financing expenses	$1,619,647	$1,512,958

Weighted average interest rate	3.0%	3.3%
Effective interest rate (including fee amortization)	3.5%	3.8%
Average debt outstanding	$190,211,111	$161,000,000

Cash paid for interest	$2,706,619	$2,659,213

NOTE 11 — NOTES

On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, the Company caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. The Company redeemed all $48,875,000 in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on debt extinguishment of $539,250 due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statement of Operations for the three months ended March 31, 2021.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31,	March 31,
	2021	2020
Interest expense	$320,063	$702,578
Deferred financing costs	28,232	82,874
Administration fees	9,000	—
Total interest and financing expenses	$357,295	$785,452
Loss on debt extinguishment(1)	539,250

Weighted average interest rate(2)	5.7%	5.8%
Effective interest rate (including fee amortization)(2)	6.4%	6.4%
Average debt outstanding(3)	$48,875,000	$48,875,000
Cash paid for interest	$453,966	$702,578

(1)	The loss on debt extinguishment is not included in interest expense or net investment income

(2)	Excludes the loss on debt extinguishment

(3)	For the three months ended March 31, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021; the repayment date of the 2022 Notes

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes is payable semi-annually beginning September 30, 2021.

The Company used the net proceeds from the 2026 Notes offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of March 31, 2021, the aggregate carrying amount of the 2026 Notes was approximately $100,000,000.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2020, the fair value of the 2022 Notes was $49,168,250. The 2026 Notes are institutional, non-traded notes. As these notes were recently issued, the 2026 Notes are carried at cost, which approximates fair value.

In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2,328,553 of fees which are being amortized over the term of the 2026 Notes, of which $2,234,326 remains to be amortized as of March 31, 2021. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three months ended March 31, 2021:

	For the three months ended
	March 31,	March 31,
	2021	2020
Interest expense	$1,042,708	$—
Deferred financing costs	94,228	—
Total interest and financing expenses	$1,136,936	$—

Weighted average interest rate	4.9%	—%
Effective interest rate (including fee amortization)	5.4%	—%
Average debt outstanding(1)	$100,000,000	$—
Cash paid for interest	$—	$—

(1)	Calculated for the period from January 14, 2021, the date of the 2026 Notes offering, through March 31, 2021.

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:

	March 31,	December 31,
	2021	2020
Notes payable	$100,000,000	$—
Deferred financing costs	2,234,326	—
Notes payable, net of deferred financing costs	$97,765,674	$—

The indenture and supplements thereto relating to the 2026 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of March 31, 2021, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

On April 22, 2021, the Company received full repayment on the unsecured term loan of Skopos Financial, LLC for total proceeds of $14,000,000.

On April 26, 2021, the Company invested $10,811,966 in the first lien term loan and committed $100,000 in both the unfunded revolver and delayed draw term loan of an HVAC and plumbing designer, installer, and service provider for new/existing DCs, fulfilment sortation facilities, and warehouses.

On April 28, 2021, the Company invested $7,500,000 in the first lien term loan and committed $2,000,000 in the unfunded revolver of Unicat Catalyst, LLC, a global formulator and distributor of heterogeneous, consumable catalyst products primarily serving the refinery, petrochemical, and other end markets. Additionally, we invested $750,000 in the equity of the company.

Credit Facility

The outstanding balance under the Credit Facility as of May 6, 2021 was $186,000,000.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of May 6, 2021 was $220,000,000.

SBIC II Subsidiary

On April 13, 2021, the Company contributed $15,000,000 to the SBIC II subsidiary, bringing total contributed capital to the SBIC II subsidiary to $50,000,000.

Dividend Declared

On April 19, 2021, the Board declared a regular monthly dividend for each of April 2021, May 2021 and June 2021 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/19/2021	4/29/2021	4/30/2021	5/14/2021	$0.0833
4/19/2021	5/27/2021	5/28/2021	6/15/2021	$0.0833
4/19/2021	6/29/2021	6/30/2021	7/15/2021	$0.0833

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, related to the current COVID-19 pandemic and otherwise, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Stellus Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the;

•	the ability of Stellus Capital to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Stellus Capital to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC; and

•	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words ’‘may,’’ ’‘might,’’ ’‘will,’’ ’‘intend,’’ ’’should,’’ ’‘could,’’ ’‘can,’’ ’‘would,’’ ’‘expect,’’ ’‘believe,’’ ’‘estimate,’’ ’‘anticipate,’’ ’‘predict,’’ ’‘potential,’’ ’‘plan’’ or similar words.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in ’‘eligible portfolio companies.’’ Under the relevant SEC rules, the term ’‘eligible portfolio company’’ includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2021, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the Board, including a ’‘required majority’’ (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the ’’1940 Act’’)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2019. As of March 31, 2021, our asset coverage ratio was 203%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

The global impact of the outbreak continues to evolve, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. The Federal Food and Drug Administration authorized vaccines produced for emergency use starting in December 2020, and such vaccines have been distributed nationally; however, it remains unclear how quickly the vaccines will continue to be be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

Economic outlook

The Federal Food and Drug Administration authorized vaccines produced for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self- isolate and not participate in the economy at pre-pandemic levels for a prolonged period. The COVID-19 pandemic could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies and with respect to our business, financial condition, results of operations, and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

Operations

The partners and employees of Stellus Capital, our advisor, have been primarily operating remotely since March 16, 2020 without disruption to Stellus Capital’s operations and such partners and employees are prepared to continue working remotely as long as is necessary for the health and safety of all personnel.

Our COVID-19 response

Since the onset of the COVID-19 pandemic, we have been in regular contact with all of our portfolio companies and their sponsors to assess, among other things, their ability to function in the new environment. Discussions have addressed the portfolio companies’ liquidity position, expected covenant compliance, and the health of their workforce and customers.

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

As of March 31, 2021, we had $714.5 million (at fair value) invested in 70 portfolio companies. As of March 31, 2021, our portfolio included approximately 79% of first lien debt, 9% of second lien debt, 4% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2021 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$564,962,894	$564,335,624
Senior Secured – Second Lien	84,697,904	61,483,486
Unsecured Debt	32,450,689	32,155,362
Equity	37,435,473	56,490,000
Total Investments	$719,546,960	$714,464,472

(1) Includes unitranche investments, which account for 11.9% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2020, we had $653.4 million (at fair value) invested in 66 portfolio companies. As of December 31, 2020, our portfolio included approximately 78% of first lien debt, 11% of second lien debt, 3% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2020 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$508,060,059	$508,673,064
Senior Secured – Second Lien	93,636,285	70,720,186
Unsecured Debt	22,212,888	21,191,245
Equity	34,719,734	52,840,000
Total Investments	$658,628,966	$653,424,495

(1) Includes unitranche investments, which account for 13.0% of our portfolio at December 31, 2020 at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2021 and December 31, 2020, we had unfunded commitments of $22.8 million and $28.9 million, respectively, to provide debt financing for 22 and 19 portfolio companies, respectively. As of March 31, 2021, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2021:

			% of Total
	Cost	Fair Value	Investments
Texas	$157,437,788	$140,656,616	19.69%
California	87,069,947	92,848,345	13.00%
Illinois	63,254,406	63,438,481	8.88%
Arizona	50,798,324	52,365,151	7.33%
New Jersey	38,213,997	37,055,764	5.19%
Ohio	34,058,021	36,493,498	5.11%
Canada	34,833,488	35,024,601	4.90%
Wisconsin	22,681,481	22,852,123	3.20%
Washington	22,872,672	22,813,176	3.19%
New York	18,976,992	20,183,512	2.82%
United Kingdom	21,283,132	19,788,875	2.77%
Washington, D.C.	19,151,180	19,201,280	2.69%
South Carolina	15,844,753	18,412,490	2.58%
Indiana	17,749,809	17,990,759	2.52%
Maryland	16,937,047	17,106,250	2.39%
Minnesota	15,687,680	15,688,188	2.20%
North Carolina	15,536,435	13,452,687	1.88%
Alabama	12,230,520	12,281,719	1.72%
Florida	12,131,350	11,995,454	1.68%
Missouri	9,935,332	10,725,000	1.50%
Pennsylvania	9,888,426	9,850,000	1.38%
Virginia	7,423,287	7,648,786	1.07%
Georgia	685,000	6,680,000	0.93%
Tennessee	4,935,243	4,959,782	0.69%
Puerto Rico	8,613,244	2,341,935	0.33%
Massachusetts	1,317,406	1,850,000	0.26%
Utah	-	760,000	0.11%
	$719,546,960	$714,464,472	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2020:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	$151,640,862	$135,146,776	20.68%
California	86,050,467	92,069,851	14.09%
Illinois	57,330,756	57,535,404	8.81%
Arizona	50,822,139	52,015,600	7.96%
New Jersey	38,228,359	37,765,139	5.78%
Ohio	34,109,657	35,827,682	5.48%
Wisconsin	22,721,856	22,827,500	3.49%
Canada	21,318,659	21,540,925	3.30%
New York	19,527,594	20,547,579	3.14%
Tennessee	19,832,576	19,959,613	3.05%
United Kingdom	20,159,650	18,727,500	2.87%
South Carolina	15,834,471	18,132,490	2.77%
Indiana	17,741,889	18,026,339	2.76%
Maryland	16,970,057	17,064,250	2.61%
Florida	12,404,739	12,299,545	1.88%
Alabama	12,252,768	12,252,768	1.88%
Washington	11,803,768	11,801,363	1.81%
Missouri	9,956,554	10,720,000	1.64%
Pennsylvania	9,884,148	9,900,000	1.52%
Virginia	7,505,287	7,759,020	1.19%
Washington, D.C.	6,937,907	7,030,512	1.08%
Georgia	685,000	6,420,000	0.98%
North Carolina	4,979,153	2,925,000	0.45%
Puerto Rico	8,613,244	2,589,639	0.40%
Massachusetts	1,317,406	1,780,000	0.27%
Utah	—	760,000	0.12%
	$658,628,966	$653,424,495	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2021:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$153,997,793	$162,504,358	22.74%
Healthcare & Pharmaceuticals	86,870,351	82,904,195	11.60%
Aerospace & Defense	66,615,494	64,921,355	9.09%
Beverage, Food, & Tobacco	40,297,535	41,543,170	5.81%
Media: Broadcasting & Subscription	31,356,544	34,084,802	4.77%
High Tech Industries	33,580,332	33,822,644	4.73%
Capital Equipment	32,507,740	33,544,326	4.70%
Consumer Goods: Durable	27,507,794	27,451,222	3.84%
Education	26,444,058	24,458,420	3.42%
Services: Consumer	38,012,766	22,467,312	3.14%
Media: Advertising, Printing & Publishing	21,688,930	20,457,126	2.86%
Transportation & Logistics	18,562,588	18,699,789	2.62%
Finance	16,507,196	18,650,000	2.61%
Retail	15,844,753	18,412,490	2.58%
Containers, Packaging, & Glass	17,821,650	17,927,123	2.51%
Metals & Mining	16,937,047	17,106,250	2.39%
Software	12,325,478	14,902,687	2.09%
Consumer goods: non-durable	13,346,042	13,040,854	1.83%
Automotive	11,036,930	10,968,750	1.54%
Environmental Industries	10,752,846	10,170,000	1.42%
Utilities: Oil & Gas	9,888,426	9,850,000	1.38%
Energy: Oil & Gas	11,033,455	9,779,474	1.37%
Chemicals, Plastics, & Rubber	6,611,212	6,798,125	0.95%
	719,546,960	714,464,472	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2020:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$102,005,864	$109,873,364	16.82%
Healthcare & Pharmaceuticals	87,198,279	82,945,887	12.69%
Aerospace & Defense	53,615,886	52,184,338	7.99%
Beverage, Food, & Tobacco	39,339,090	41,012,620	6.28%
Media: Broadcasting & Subscription	31,889,423	34,418,869	5.27%
High Tech Industries	33,571,427	33,793,693	5.17%
Consumer Goods: Durable	27,802,124	27,780,032	4.25%
Environmental Industries	25,454,549	24,977,427	3.82%
Education	26,428,607	24,494,108	3.75%
Services: Consumer	38,026,487	22,600,924	3.46%
Media: Advertising, Printing & Publishing	21,903,057	21,348,217	3.27%
Capital Equipment	20,005,255	20,680,904	3.17%
Finance	18,016,762	19,435,000	2.97%
Transportation & Logistics	18,690,276	18,944,945	2.90%
Retail	15,834,471	18,132,490	2.77%
Containers, Packaging, & Glass	17,853,813	17,890,000	2.74%
Metals & Mining	16,970,057	17,064,250	2.61%
Consumer goods: non-durable	13,272,383	12,930,000	1.98%
Automotive	11,028,125	11,028,125	1.69%
Construction & Building	10,446,055	10,750,000	1.65%
Energy: Oil & Gas	11,015,013	9,991,177	1.53%
Utilities: Oil & Gas	9,884,148	9,900,000	1.52%
Chemicals, Plastics, & Rubber	6,605,024	6,808,125	1.04%
Software	1,772,791	4,430,000	0.68%
Hotel, Gaming, & Leisure	-	10,000	0.00%
	$658,628,966	$653,424,495	100.00%

At March 31, 2021, our average portfolio company investment at amortized cost and fair value was approximately $10.3 million and $10.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $21.5 million and $21.6 million, respectively. At December 31, 2020, our average portfolio company investment at amortized cost and fair value was approximately $10.0 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.4 million and $21.6 million, respectively.

At March 31, 2021, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 7% bore interest at fixed rates. At December 31, 2020, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 7% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of both March 31, 2021 and December 31, 2020 was 8.3%. The weighted average yield on all of our investments, including non-income producing equity positions, investments as of March 31, 2021 and December 31, 2020 was approximately 7.8% and 7.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $30.4 million and $18.5 million, respectively.

Investment Activity

During the three months ended March 31, 2021, we made an aggregate of $93.4 million (net of fees) of investments in three new portfolio company and eleven existing portfolio companies. During the three months ended March 31, 2021, we received an aggregate of $33.6 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2021			As of December 31, 2020
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$119.4	17%	14	$87.3	14%	12
2	538.8	75%	48	496.5	76%	45
3	44.6	6%	4	61.3	9%	6
4	3.6	1%	1	—	—%	—
5	8.1	1%	3	8.3	1%	3
Total	$714.5	100%	70	$653.4	100%	66

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2021, we had five loans on non-accrual status, which represented approximately 5.3% of our loan portfolio at cost and 1.8% at fair value. As of December 31, 2020, we had three loans on non-accrual status, which represented approximately 4.3% of our loan portfolio at cost and 1.0% at fair value. As of March 31, 2021 and December 31, 2020, $8.2 million and $7.1 million of income from investments on non-accrual has not been accrued, respectively.

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

Comparison of the three months ended March 31, 2021 and 2020

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

The following shows the breakdown of investment income for the three months ended March 31, 2021 and 2020 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020
Interest income(1)	$13.4	$14.4
PIK Interest	0.1	0.5
Miscellaneous fees(1)	0.5	0.4
Total	$14.0	$15.3

(1) For the three months ended March 31, 2021, we recognized $0.3 million of non-recurring income related to early repayments and amendments to specific loan positions. For the three months ended March 31, 2020, we recognized $0.9 million of non-recurring income related to early repayments, amendments to specific loan positions and the recognition of previously reserved income from a prior period.

The decrease in interest income from the respective periods was due to a decrease in the underlying rates used to price our loan portfolio over the period, as well as the recognition of previously reserved interest during the three months ending March 31, 2020.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering expenses;
•	Expenses incurred in valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by Stellus Capital or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;

•	base management and incentive fees;
•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	transfer agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our securities on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2021 and 2020 (in millions).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020
Operating Expenses
Management fees	$3.0	$2.7
Valuation Fees	0.1	0.1
Administrative services expenses	0.5	0.5
Income incentive fee expense	—	1.3
Capital gain incentive fee expense	0.1	(0.9)
Professional fees	0.3	0.4
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	4.3	4.3
Income tax expense	0.2	0.2
Other general and administrative	0.3	0.2
Total Operating Expenses	$8.9	$9.0

The decrease in operating expenses for the respective periods was primarily due to lower income incentive fees, as a result of pre-incentive fee net investment income being lower than the hurdle rate, mainly due to lower LIBOR rates over the period. See Note 2 for further discussion on incentive fees. The decrease was offset by an increase in our capital gains incentive fees.

Net Investment Income

For the three months ended March 31, 2021, net investment income was $5.1 million, or $0.26 per common share (based on 19,486,003 weighted-average common shares outstanding at March 31, 2021).

For the three months ended March 31, 2020, net investment income was $6.2 million, or $0.32 per common share (based on 19,429,480 weighted-average common shares outstanding at March 31, 2020).

The decrease in net investment income over the respective periods was due to lower investment income as a result of lower LIBOR rates over the period, as well as previously reserved income from prior periods recognized during the three months ended March 31, 2020.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments of investments and amortization of other investments for the three months ended March 31, 2021 totaled $33.5 million and net realized gain totaled $0.5 million.

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

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended March 31, 2021 and 2020 totaled $0.1 million and ($51.5) million, respectively.

The change in unrealized appreciation over the respective periods was due to a reversal of unrealized depreciation recorded during the three months ended March 31, 2020, primarily from the negative economic impact caused by the onset of the COVID-19 pandemic. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2021 and 2020, we recognized a (provision) benefit for income tax on unrealized investments of ($168) thousand and $29 thousand for the Taxable Subsidiaries, respectively. As of March 31, 2021 and December 31, 2020, there was $527.4 thousand and $359.6 thousand of deferred tax liability on the Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2021, net decrease in net assets resulting from operations totaled $4.9 million, or $0.25 per common share (based on 19,486,003 weighted-average common shares outstanding at March 31, 2021).

For the three months ended March 31, 2020, net increase in net assets resulting from operations totaled ($43.9) million, or ($2.26) per common share (based on 19,429,480 weighted-average common shares outstanding at March 31, 2020).

The increase in the net increase (decrease) in net assets between the respective periods was due to a reversal of unrealized depreciation during the three months ended March 31, 2020, primarily from the negative economic impact caused by the onset of the COVID-19 pandemic.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $57.1 million for the three months ended March 31, 2021, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the three months ended March 31, 2021 provided cash of $69.0 million due to the issuance of our 4.875% fixed-rate notes due 2026 (the “2026 Notes”) offset by the repayment of our 5.75% fixed-rate notes due 2022 (the “2022 Notes”) and net repayments on our Credit Facility.

Our operating activities used net cash of $27.9 million for the three months ended March 31, 2020, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by the sales and repayments on our investments. Our financing activities for the three months ended March 31, 2020 provided cash of $46.8 million due to borrowings under our Credit Facility.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, the 2022 Notes, 2026 Notes, SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of Stellus Capital SBIC, LP (“SBIC subsidiary”) and Stellus Capital SBIC II, LP (“SBIC II subsidiary”) (together, “the SBIC subsidiaries”) guaranteed by the Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of March 31, 2021 and December 31, 2020, our asset coverage ratio was 203% and 223%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $30.4 million and $18.5 million, respectively. Cash held within the SBIC subsidiaries is generally restricted to the origination of new SBIC-eligible loans and the payment of SBA debentures, related interest expense and fund-expenses. Distributions from positive retained earnings available for distribution are made to the BDC as provided in the SBICs’ limited partnership agreements.

Credit Facility

On October 11, 2017, we entered a senior secured revolving credit agreement, dated as of October 10, 2017, as amended, that was amended and restated on September 18, 2020 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

On October 11, 2017, the Company entered the Credit Facility, as amended and restated, provides for borrowings up to a maximum of $230.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $280.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate (subject to a 3% floor), Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 18, 2024, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 18, 2025.

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, and (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of March 31, 2021, we were in compliance with these covenants.

As of March 31, 2021 and December 31, 2020, $165.5 million and $174.0 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $3.6 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2021 and December 31, 2020, $2.1 million and $2.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

Interest is payable monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2021 and 2020 (in millions):

	For the three months ended
	March 31,	March 31,
	2021	2020
Interest expense	$1.0	$1.8
Loan fee amortization	0.1	0.1
Commitment fees on unused portion	0.1	0.1
Total interest and financing expenses	$1.2	$2.0

Weighted average interest rate	2.8%	4.1%
Effective interest rate (including fee amortization)	3.5%	4.5%
Average debt outstanding	$140.7	$175.8

Cash paid for interest and unused fees	$1.0	$1.9

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both March 31, 2021 and December 31, 2020, the SBIC subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA and $150.0 million of SBA-guaranteed debentures outstanding.

As of both March 31, 2021 and December 31, 2020, the SBIC II subsidiary had $60.0 million and $40.0 million in regulatory capital and $60.0 million and $26.5 million of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries held $295.1 million and $277.3 million in assets at March 31, 2021 and December 31, 2020, respectively, which accounted for approximately 39.5% and 41.1% of our total consolidated assets, respectively.

SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year U.S. Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures drawn before October 1, 2019 incurred upfront fees of 3.425%, which consisted of a 1.00% commitment fee and a 2.425% issuance discount, which are being amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September of each applicable year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

As of March 31, 2021 and December 31, 2020, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2021 and December 31, 2020 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of March 31, 2021, we have incurred $7.8 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of March 31, 2021 and December 31, 2020, $4.7 and $3.3 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2021 and 2020 (dollars in millions):

	For the three months ended
	March 31,	March 31,
	2021	2020
Interest expense	$1.4	$1.3
Debenture fee amortization	0.2	0.2
Total interest and financing expenses	$1.6	$1.5

Weighted average interest rate	3.0%	3.3%
Effective interest rate (including fee amortization)	3.5%	3.8%
Average debt outstanding	$190.2	$161.0

Cash paid for interest	$2.7	$2.7

Notes Offering

On August 21, 2017, we issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, we issued an additional $6.38 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, we caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. We redeemed all $48.875 million in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a loss on debt extinguishment of $0.5 million due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statement of Operations for the three months ended March 31, 2021.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three ended March 31, 2021 and 2020:

	For the three months ended
	March 31,	March 31,
	2021	2020
Interest expense	$0.3	$0.7
Deferred financing costs	0.1	0.1
Total interest and financing expenses	$0.4	$0.8
Loss on extinguishment of debt (1)	0.5	—

Weighted average interest rate (2)	5.7%	5.8%
Effective interest rate (including fee amortization)(2)	6.4%	6.4%
Average debt outstanding (3)	$48.9	$48.9
Cash paid for interest	$0.5	$0.7

(1)	The loss on debt extinguishment is not included in interest expense or net investment income

(2)	Excludes the loss on debt extinguishment

(3)	For the three months ended March 31, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021; the repayment date of the 2022 Notes

On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable semi-annually beginning September 30, 2021

We used the net proceeds from this offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of March 31, 2021 and December 31, 2020, the aggregate carrying amount of the 2026 Notes were approximately $100.0 million and $0.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2020, the fair value of the 2022 Notes was $49.2 million. The carrying value of the 2026 Notes approximates fair value.

In connection with the issuance of the 2026 Notes, we have incurred $2.3 million of fees which are being amortized over the term of the 2026 Notes, of which $2.2 million remains to be amortized as of March 31, 2021. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three and three months ended March 31, 2021 and 2020 (dollars in millions):

	For the three months ended
	March 31,	March 31,
	2021	2020
Interest expense	$1.0	$—
Deferred financing costs	0.1	—
Total interest and financing expenses	$1.1	$—

Weighted average interest rate	4.9%	—%
Effective interest rate (including fee amortization)	5.4%	—%
Average debt outstanding	$100.0	$—
Cash paid for interest	$—	$—

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2021 and December 31, 2020, our off-balance sheet arrangements consisted of $22.8 million and $28.9 million, respectively, of unfunded commitments to provide debt financing to 22 and 19 of our portfolio companies, respectively. As of March 31, 2021, we had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these U.S. Treasury regulations or private letter rulings. However, we continue to monitor the Company’s liquidity position and the overall economy and will continue to assess whether it would be in our and our shareholders’ best interest to take advantage of the IRS rulings.

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

Subsequent Events

Investment Portfolio

On April 22, 2021, we received full repayment on the unsecured term loan of Skopos Financial, LLC for total proceeds of $14.0 million.

On April 26, 2021, we invested $10.8 million in the first lien term loan and committed $0.1 million in both the unfunded revolver and delayed draw term loan of an HVAC and plumbing designer, installer, and service provider for new/existing DCs, fulfilment sortation facilities, and warehouses.

On April 28, 2021, we invested $7.5 million in the first lien term loan and committed $2.0 million in the unfunded revolver of Unicat Catalyst, LLC, a global formulator and distributor of heterogeneous, consumable catalyst products primarily serving the refinery, petrochemical, and other end markets. Additionally, we invested $0.8 million in the equity of the company.

Credit Facility

The outstanding balance under the Credit Facility as of May 6, 2021 was $186.0 million.

SBA-guaranteed Debentures

The total balance of SBA-guaranteed debentures outstanding as of May 6, 2021 was $220.0 million.

SBIC II Subsidiary

On April 13, 2021, we contributed $15.0 million to the SBIC II subsidiary, bringing total contributed capital to the SBIC II subsidiary to $50.0 million.

Dividend Declared

On April 19, 2021, our Board declared a regular monthly dividend for each of April 2021, May 2021 and June 2021 as follows:

Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/19/2021	4/29/2021	4/30/2021	5/14/2021	$0.0833
4/19/2021	5/27/2021	5/28/2021	6/15/2021	$0.0833
4/19/2021	6/29/2021	6/30/2021	7/15/2021	$0.0833

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At both March 31, 2021 and December 31, 2020, 93% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of March 31, 2021 and December 31, 2020, the weighted average interest rate floor on our floating rate loans was 1.19% and 1.21%, respectively.

Assuming that the Statement of Assets and Liabilities as of March 31, 2021 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

($ in millions)
Change in Basis Points (2)	Interest Income	Interest Expense (3)	Net Interest Income (1)
Up 200 basis points	$6.8	$(3.3)	$3.5
Up 150 basis points	3.8	(2.5)	1.3
Up 100 basis points	1.5	(1.7)	(0.2)
Up 50 basis points	0.5	(0.8)	(0.3)
Down 25 basis points	0.0	0.0	0.0

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	The three month LIBOR rate at March 31, 2021 was 19 basis points. This table assumes LIBOR would not fall below zero.
(3)	Includes the impact of the 25 bps LIBOR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2021 and 2020, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2020 other than as provided below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No shares were issued under the distribution reinvestment program (“DRIP”) during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company issued 9,910 shares of common stock under the DRIP. This issuance was not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under the DRIP for the three months ended March 31, 2020 was approximately $135,472.

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

Dated: May 6, 2021	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
	Name:	Robert T. Ladd
	Title:	Chief Executive Officer and President

By:	/s/ W. Todd Huskinson
Name:	W. Todd Huskinson
Title:	Chief Financial Officer