Form 10-Q
period 2021-09-30
Stellus Capital Investment Corp
filed 2021-10-28
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes  ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of October 28, 2021 was 19,486,003.

STELLUS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION	77

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2021	December 31,
	(Unaudited)	2020
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $787,034,758 and $658,628,966, respectively)	$785,698,750	$653,424,495
Cash and cash equivalents	37,753,618	18,477,602
Receivable for sales and repayments of investments	441,058	215,929
Interest receivable	2,803,581	2,189,448
Other receivables	135,495	25,495
Deferred offering costs	—	90,000
Prepaid expenses	186,321	487,188
Total Assets	$827,018,823	$674,910,157
LIABILITIES
Notes payable	$97,990,055	$48,307,518
Credit facility payable	187,878,861	171,728,405
SBA-guaranteed debentures	244,329,030	173,167,496
Dividends payable	7,402,736	—
Management fees payable	5,251,520	2,825,322
Income incentive fees payable	1,630,149	681,660
Capital gains incentive fees payable	2,361,593	521,021
Interest payable	737,704	2,144,085
Unearned revenue	531,271	523,424
Administrative services payable	763,236	391,491
Deferred tax liability	946,050	359,590
Income tax payable	1,236,616	724,765
Other accrued expenses and liabilities	315,033	174,731
Total Liabilities	$551,373,854	$401,549,508
Commitments and contingencies (Note 7)
Net Assets	$275,644,969	$273,360,649
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,486,003 and 19,486,003 issued and outstanding, respectively)	$19,486	$19,486
Paid-in capital	276,026,667	276,026,667
Accumulated undistributed deficit	(401,184)	(2,685,504)
Net Assets	$275,644,969	$273,360,649
Total Liabilities and Net Assets	$827,018,823	$674,910,157
Net Asset Value Per Share	$14.15	$14.03

STELLUS CAPITAL INVESTMENT CORPORATION

 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
INVESTMENT INCOME
Interest income	$16,460,579	$13,707,343	$44,819,754	$42,192,411
Other income	568,764	309,406	1,301,827	926,661
Total Investment Income	$17,029,343	$14,016,749	$46,121,581	$43,119,072
OPERATING EXPENSES
Management fees	$3,473,041	$2,796,878	$9,715,381	$8,259,127
Valuation fees	141,012	134,246	289,447	263,080
Administrative services expenses	437,804	431,894	1,354,295	1,335,423
Income incentive fees	1,451,752	461,590	1,507,651	1,969,976
Capital gains incentive fees	1,742,904	-	1,840,572	(880,913)
Professional fees	267,332	224,517	772,509	761,745
Directors' fees	74,500	77,500	240,500	320,316
Insurance expense	120,119	94,094	356,439	280,236
Interest expense and other fees	4,854,388	3,861,072	13,869,834	12,245,870
Income tax expense	192,612	367,836	718,869	853,631
Other general and administrative expenses	209,779	238,177	796,338	706,559
Total Operating Expenses	$12,965,243	$8,687,804	$31,461,835	$26,115,050
Net Investment Income	$4,064,100	$5,328,945	$14,659,746	$17,004,022
Net realized gain on non-controlled, non-affiliated investments	$7,921,322	$151,697	$6,601,885	$(2,444,759)
Loss on debt extinguishment	$-	$-	$(539,250)	$-
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	$2,080,603	$2,120,787	$3,868,463	$(11,054,942)
Provision for taxes on net unrealized gain on investments	$(606,377)	$(92,749)	$(586,460)	$(122,699)
Provision for taxes on realized gain on investments	$(681,027)	-	$(681,027)	$-
Net Increase in Net Assets
Resulting from Operations	$12,778,621	$7,508,680	$23,323,357	$3,381,622
Net Investment Income Per Share	$0.21	$0.27	$0.75	$0.87
Net Increase in Net Assets Resulting from Operations Per Share	$0.66	$0.39	$1.20	$0.17
Weighted Average Shares of Common Stock Outstanding	19,486,003	19,486,003	19,486,003	19,466,647
Distributions Per Share	$0.58	$0.56	$1.08	$1.15

STELLUS CAPITAL INVESTMENT CORPORATION

 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Increase in Net Assets Resulting from Operations
Net investment income	$4,064,100	$5,328,945	$14,659,746	$17,004,022
Net realized gain (loss) on non-controlled, non-affiliated investments	7,921,322	151,697	6,601,885	(2,444,759)
Loss on debt extinguishment	—	—	(539,250)	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	2,080,603	2,120,787	3,868,463	(11,054,942)
Provision for taxes on unrealized appreciation on investments	(606,377)	(92,749)	(586,460)	(122,699)
Provision for taxes on realized gain on investments	(681,027)	—	(681,027)	—
Net Increase in Net Assets Resulting from Operations	$12,778,621	$7,508,680	$23,323,357	$3,381,622
Stockholder Distributions From:
Net investment income	$(11,299,933)	$(10,912,161)	$(21,039,037)	$(22,402,959)
Total Distributions	$(11,299,933)	$(10,912,161)	$(21,039,037)	$(22,402,959)
Capital Share Transactions
Issuance of common stock	$—	$—	$—	$5,023,937
Sales load	—	—	—	(5,681)
Offering costs	—	—	—	(18,169)
Partial share transactions	—	—	—	(96)
Net Increase in Net Assets Resulting From Capital Share Transactions	$—	$—	$—	$4,999,991
Total Increase (Decrease) in Net Assets	$1,478,688	$(3,403,481)	$2,284,320	$(14,021,346)
Net Assets at Beginning of Period	$274,166,281	$259,953,308	$273,360,649	$270,571,173
Net Assets at End of Period	$275,644,969	$256,549,827	$275,644,969	$256,549,827

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	nine	nine
	months ended	months ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$23,323,357	$3,381,622
Adjustments to reconcile net increase in net assets from operations to net cash operating activities:
Purchases of investments	(243,298,147)	(87,193,368)
Proceeds from sales and repayments of investments	123,617,259	82,360,666
Net change in unrealized (appreciation) depreciation on investments	(3,868,463)	11,054,942
Increase in investments due to PIK	(607,393)	(568,028)
Amortization of premium and accretion of discount, net	(1,747,423)	(1,611,189)
Deferred tax provision	586,460	122,699
Amortization of loan structure fees	390,298	500,495
Amortization of deferred financing costs	346,123	249,532
Amortization of loan fees on SBA-guaranteed debentures	801,259	515,707
Net realized (gain) loss on investments	(6,595,217)	2,444,759
Loss on debt extinguishment	539,250	—
Changes in other assets and liabilities
(Increase) decrease in interest receivable	(614,133)	1,044,450
Increase in other receivable	(110,000)	(35,000)
Decrease in prepaid expenses	300,867	178,461
Increase in management fees payable	2,426,198	2,844,293
Increase (decrease) in incentive fees payable	948,489	(1,033,628)
Increase (decrease) in capital gains incentive fees payable	1,840,572	(880,913)
Increase in administrative services payable	371,745	363,606
Decrease in interest payable	(1,406,381)	(1,484,237)
Increase in unearned revenue	7,847	34,298
Increase (decrease) in income tax payable	511,851	(111,000)
Increase in other accrued expenses and liabilities	140,302	236,255
Net Cash Operating Activities	$(102,095,280)	$12,414,422
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$—	$4,794,994
Sales load for commons stock issued	—	(5,681)
Offering costs paid for common stock issued	—	(18,169)
Stockholder distributions paid	(13,636,301)	(18,300,982)
Repayment of Notes Payable	(48,875,000)	—
Proceeds from issuance of Notes	100,000,000	—
Financing costs from bond issuance	(2,237,835)	—
Proceeds from SBA Debentures	73,500,000	—
Financing costs paid on SBA Debentures	(3,139,725)	—
Financing costs paid on Credit facility	(39,843)	(1,849,834)
Borrowings under Credit Facility	191,200,000	97,450,000
Repayments of Credit Facility	(175,400,000)	(72,000,000)
Partial Share Redemption	—	(96)
Net Cash Provided by Financing Activities	$121,371,296	$10,070,232
Net Increase in Cash and Cash Equivalents	$19,276,016	$22,484,654
Cash and Cash Equivalents balance at beginning of period	18,477,602	16,133,315
Cash and Cash Equivalents Balance at End of Period	$37,753,618	$38,617,969
Supplemental and Non-Cash Activities
Cash paid for interest expense	$13,733,216	$12,433,551
Excise tax paid	870,000	940,000
Shares issued pursuant to Dividend Reinvestment Plan	—	228,943
Increase in dividends payable	7,402,736	3,873,034
Decrease in deferred offering costs for Notes Payable offering	(90,000)	—
Gain on conversion of equity investment	6,668	—

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Ad.Net Acquisition, LLC									Los Angeles, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.00%	7.00%		5/7/2021	5/7/2026	Services: Business	$15,549,265	15,332,045	15,316,026	5.56%
Revolver	(19)(35)	First Lien	3M L+6.00%	1.00%	7.00%		5/7/2021	5/7/2026		$220,833	220,833	217,521	0.08%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(9)	Equity					5/7/2021			7,794	77,941	77,941	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity					5/7/2021			7,015	701,471	720,000	0.26%
Total											$16,332,290	$16,331,488	5.93%
Adams Publishing Group, LLC									Greenville, TN
Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023	Media: Advertising, Printing & Publishing	$4,184,129	4,167,145	4,184,129	1.52%
Delayed Draw Term Loan	(35)	First Lien	1M L+7.00%	1.75%	8.75%		8/3/2018	6/30/2023		$139,425	139,425	139,425	0.05%
Total											$4,306,570	$4,323,554	1.57%
ADS Group Opco, LLC									Lakewood, CO
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.75%	1.00%	7.75%		6/4/2021	6/4/2026	Aerospace & Defense	$14,925,000	14,642,493	14,626,500	5.31%
Revolver	(33)(35)	First Lien	3M L+6.75%	1.00%	7.75%		6/4/2021	6/4/2026		$30,000	30,000	29,400	0.01%
Pluto Aggregator, LLC Class A Units		Equity					6/4/2021			77,626	288,691	310,000	0.11%
Pluto Aggregator, LLC Class B Units		Equity					6/4/2021			56,819	211,309	230,000	0.08%
Total											$15,172,493	$15,195,900	5.51%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan B (SBIC)	(2)(35)	First Lien	1M L+7.00%	1.00%	8.00%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,368,750	17,059,586	17,108,219	6.20%
GP ABX Holdings Partnership, L.P. Common Stock	(4)	Equity					8/8/2018			644,737	528,395	720,000	0.26%
Total											$17,587,981	$17,828,219	6.46%
Anne Lewis Strategies, LLC	(20)								Washington, DC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.75%	1.00%	7.75%		3/5/2021	3/5/2026	Services: Business	$11,212,500	11,009,494	11,212,500	4.07%
SG AL Investment, LLC Common Units	(4)	Equity					3/5/2021			1,000	920,488	1,550,000	0.56%
Total											$11,929,982	$12,762,500	4.63%
APE Holdings, LLC									Deer Park, TX
Class A Common Units		Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	40,000	0.01%
Total											$375,000	$40,000	0.01%
Atmosphere Aggregator Holdings II, LP									Atlanta, GA
Common Units		Equity					1/26/2016		Services: Business	254,250	0	1,780,000	0.65%
Stratose Aggregator Holdings, LP Common Units		Equity					6/30/2015			750,000	0	5,240,000	1.90%
Total											$0	$7,020,000	2.55%
ASC Communications, LLC	(17)								Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.00%	1.00%	6.00%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$3,425,926	3,419,383	3,425,926	1.24%
Term Loan	(35)	First Lien	1M L+5.00%	1.00%	6.00%		2/4/2019	6/29/2023		$5,824,074	5,792,315	5,824,074	2.11%
ASC Communications Holdings, LLC Class A Preferred Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529	26,076	1,120,000	0.41%
Total											$9,237,774	$10,370,000	3.76%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
BW DME Acquisition, LLC									Tempe, AZ
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.00%	1.00%	8.51%		8/24/2017	8/24/2022	Healthcare & Pharmaceuticals	$16,695,804	16,582,387	16,695,804	6.06%
BW DME Holdings, LLC, Term Loan	(6)	Unsecured	17.50%		0.00%	17.50%	6/1/2018	6/30/2020		$444,515	444,515	444,515	0.16%
BW DME Holdings, LLC Class A-1 Preferred Units		Equity					8/24/2017			1,000,000	1,000,000	3,000,000	1.09%
BW DME Holdings, LLC Class A-2 Preferred Units		Equity					1/26/2018			937,261	937,261	2,810,000	1.02%
Total											$18,964,163	$22,950,319	8.33%
Café Valley, Inc.									Phoenix, AZ
Term Loan	(35)	First Lien	1M L+7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,945,238	15,743,922	15,466,881	5.61%
CF Topco LLC, Common Units		Equity					8/28/2019			9,160	916,015	720,000	0.26%
Total											$16,659,937	$16,186,881	5.87%
Camp Profiles LLC	(8)(16)								Boston, MA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.00%	1.00%	7.00%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,250,000	10,047,773	10,047,773	3.65%
CIVC VI-A 829 Blocker, LLC. Units		Equity					9/3/2021			250	250,000	250,000	0.09%
Total											$10,297,773	$10,297,773	3.74%
CEATI International, Inc.	(39)								Montreal, QC
Term Loan	(5)(35)	First Lien	3M L+6.50%	1.00%	7.50%		2/19/2021	2/19/2026	Services: Business	$13,432,500	13,189,360	13,163,850	4.78%
CEATI Holdings, LP, Class A Units	(5)	Equity					2/19/2021			250,000	250,000	290,000	0.11%
Total											$13,439,360	$13,453,850	4.89%
CF512, Inc.	(49)(50)								Blue Bell, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.00%	1.00%	7.00%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,360,465	14,077,141	14,077,141	5.11%
StellPen Holdings, LLC Membership Interests		Equity					9/1/2021			220,930	220,930	220,930	0.08%
Total											$14,298,071	$14,298,071	5.19%
Colford Capital Holdings, LLC									New York, NY
Preferred Units	(5)	Equity					8/20/2015		Finance	38,893	195,036	20,000	0.01%
Total											$195,036	$20,000	0.01%
CompleteCase, LLC									Seattle, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025	Services: Consumer	$11,392,174	11,193,003	11,164,331	4.05%
Revolver	(21)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025		$50,000	50,000	49,000	0.02%
CompleteCase Holdings, Inc. Class A Common Units (SBIC II)	(9)	Equity					12/21/2020			417	5	0	0.00%
CompleteCase Holdings, Inc. Series A Preferred Units (SBIC II)	(9)	Equity					12/21/2020			522	521,734	490,000	0.18%
Total											$11,764,742	$11,703,331	4.25%
Convergence Technologies, Inc.									Indianpolis, IN
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024	Services: Business	$6,928,571	6,852,258	6,859,285	2.49%
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/14/2020	8/30/2024		$3,712,500	3,656,817	3,675,375	1.33%
Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		2/28/2019	8/30/2024		$1,392,857	1,376,444	1,378,928	0.50%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.75%	1.50%	8.25%		8/31/2018	8/30/2024		$5,209,821	5,209,821	5,157,723	1.87%
Tailwind Core Investor, LLC Class A Preferred Units		Equity					8/31/2018			5,583	588,813	740,000	0.27%
Total											$17,684,153	$17,811,311	6.46%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Credit Connection, LLC	(36)								Fresno, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+5.50%	1.00%	6.50%		7/30/2021	7/30/2026	Software	$10,000,000	9,805,607	9,805,607	3.56%
Series A Units		Equity					7/30/2021			750,000	750,000	750,000	0.27%
Total											$10,555,607	$10,555,607	3.83%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan B	(6)(35)	First Lien	3M L+9.00%	1.00%	8.50%	1.50%	5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,884,375	15,703,803	14,137,094	5.13%
Health Monitor Holdings, LLC Series A Preferred Units		Equity					5/15/2019			1,000,000	1,000,000	250,000	0.09%
Total											$16,703,803	$14,387,094	5.22%
Douglas Products Group, LP									Liberty, MO
Class A Common Units		Equity					12/27/2018		Chemicals, Plastics, & Rubber	322	139,656	740,000	0.27%
Total											$139,656	$740,000	0.27%
Dresser Utility Solutions, LLC									Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,897,299	9,850,000	3.57%
Total											$9,897,299	$9,850,000	3.57%
DRS Holdings III, Inc.	(10)								St. Louis, MO
Term Loan	(35)	First Lien	1M L+6.25%	1.00%	7.25%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,825,000	9,753,365	9,825,000	3.56%
Total											$9,753,365	$9,825,000	3.56%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(6)(35)	First Lien	6M L+8.50%	1.50%	9.50%	0.50%	4/13/2018	4/13/2023	Energy: Oil & Gas	$9,356,894	9,288,947	8,561,558	3.11%
DTE Holding Company, LLC Common Shares, Class A-2		Equity					4/13/2018			776,316	466,204	0	0.00%
DTE Holding Company, LLC Preferred Shares, Class AA		Equity					4/13/2018			723,684	723,684	350,000	0.13%
Total											$10,478,835	$8,911,558	3.24%
EC Defense Holdings, LLC									Reston, VA
Class B Units (SBIC)	(2)	Equity					7/31/2020		Services: Business	20,054	500,000	630,000	0.23%
Total											$500,000	$630,000	0.23%
EH Real Estate Services, LLC									Skokie, IL
Term Loan (SBIC)	(2)	First Lien	10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,974,034	7,816,542	7,816,542	2.84%
EH Holdco, LLC Series A Preferred Units		Equity					9/3/2021			7,892	7,891,642	7,891,642	2.86%
Total											$15,708,184	$15,708,184	5.70%
Elliott Aviation, LLC									Moline, IL
Term Loan	(35)	First Lien	3M L+8.00%	1.75%	9.75%		1/31/2020	1/31/2025	Aerospace & Defense	$17,699,661	17,447,935	17,257,169	6.25%
Revolver	(35)(37)	First Lien	3M L+8.00%	1.75%	9.75%		1/31/2020	1/31/2025		$1,350,000	1,350,000	1,316,250	0.48%
SP EA Holdings, LLC Preferred Shares, Class A		Equity					1/31/2020			900,000	900,000	250,000	0.09%
Total											$19,697,935	$18,823,419	6.82%
Energy Labs Holding Corp.									Houston, TX
Common Stock		Equity					9/29/2016		Energy: Oil & Gas	598	598,182	620,000	0.22%
Total											$598,182	$620,000	0.22%
EOS Fitness Holdings, LLC									Phoenix, AZ
Preferred Units		Equity					12/30/2014		Hotel, Gaming, & Leisure	118	0	210,000	0.08%
Class B Common Units		Equity					12/30/2014			3,017	0	40,000	0.01%
Total											$0	$250,000	0.09%
Exacta Land Surveyors, LLC	(23)(25)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+7.75%	1.50%	9.25%		2/8/2019	2/8/2024	Services: Business	$16,586,875	16,410,856	16,255,138	5.90%
SP ELS Holdings LLC, Class A Common Units		Equity					2/8/2019			1,069,143	1,069,143	230,000	0.08%
Total											$17,479,999	$16,485,138	5.98%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
FB Topco, Inc.									Camden, NJ
Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.52%		6/27/2018	4/24/2023	Education	$20,435,204	20,274,540	20,435,204	7.40%
Delayed Draw Term Loan	(13)(22)	First Lien	6M L+6.35%	1.00%	9.55%		6/27/2018	4/24/2023		$1,120,467	1,120,467	1,120,467	0.41%
Total											$21,395,007	$21,555,671	7.81%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(35)(40)	Second Lien	3M L+9.00%	1.50%	0.00%		5/1/2018	11/1/2023	Services: Business	$4,500,000	4,460,441	3,667,500	1.33%
Total											$4,460,441	$3,667,500	1.33%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan B	(27)(35)(41)	First Lien	3M L+7.00%	1.50%	0.00%		2/1/2013	1/31/2018	Healthcare & Pharmaceuticals	$4,503,720	4,503,720	2,161,786	0.78%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013	7/31/2018		$4,109,524	4,109,524	0	0.00%
Total											$8,613,244	$2,161,786	0.78%
GS HVAM Intermediate, LLC									Carlsbad, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,797,813	12,713,707	12,797,813	4.64%
Revolver	(34)(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024		$2,386,364	2,386,364	2,386,364	0.87%
HV GS Acquisition, LP Class A Interests		Equity					6/29/2018			1,796	1,618,844	2,110,000	0.77%
Total											$16,718,915	$17,294,177	6.28%
I2P Holdings, LLC									Cleveland, OH
Series A Preferred		Equity					1/31/2018		Services: Business	750,000	750,000	3,490,000	1.27%
Total											$750,000	$3,490,000	1.27%
ICD Holdings, LLC									San Francisco, CA
Class A Preferred	(4)(5)	Equity					1/1/2018		Finance	9,962	464,616	1,320,000	0.48%
Total											$464,616	$1,320,000	0.48%
Integrated Oncology Network, LLC	(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$16,034,753	15,843,707	16,034,753	5.82%
Total											$15,843,707	$16,034,753	5.82%
Interstate Waste Services, Inc.									Amsterdam, OH
Common Units		Equity					1/15/2020		Environmental Industries	21,925	946,125	470,000	0.17%
Total											$946,125	$470,000	0.17%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+5.75%	1.00%	6.75%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,910,000	5,831,653	5,910,000	2.14%
Term Loan	(35)	First Lien	3M L+5.75%	1.00%	6.75%		10/18/2019	10/18/2027		$11,327,500	11,177,335	11,327,500	4.11%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+5.75%	1.00%	6.75%		8/31/2021	10/18/2027		$3,112,335	3,066,155	3,112,335	1.13%
Legacy Parent, Inc. Class A Common Units	(4)	Equity					10/30/2020			58	75	170,000	0.06%
Total											$20,075,218	$20,519,835	7.44%
Invincible Boat Company, LLC	(28)								Opa Locka, FL
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,661,687	5,534,958	5,633,379	2.04%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$5,226,172	5,152,154	5,200,041	1.89%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		6/1/2021	8/28/2025		$1,161,846	1,140,158	1,156,037	0.42%
Warbird Parent Holdco, LLC Class A Common Units	(4)	Equity					8/28/2019			1,362,575	1,299,691	1,460,000	0.53%
Total											$13,126,961	$13,449,457	4.88%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
J.R. Watkins, LLC
Term Loan (SBIC)	(2)(6)	First Lien	10.00%		7.00%	3.00%	12/22/2017	12/22/2022	San Francisco Consumer Goods: Non-Durable	$12,437,051	12,366,620	12,437,051	4.51%
J.R. Watkins Holdings, Inc. Class A Preferred		Equity					12/22/2017			1,133	1,132,576	560,000	0.20%
Total											$13,499,196	$12,997,051	4.71%
Jurassic Acquisiton Corp.
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	5.65%		12/28/2018	11/15/2024	Sparks, MD Metals & Mining	$17,018,750	16,871,320	17,018,750	6.17%
Total											$16,871,320	$17,018,750	6.17%
Kelleyamerit Holdings, Inc.
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.50%	1.00%	8.85%		12/24/2020	12/24/2025	Walnut Creek, CA Automotive	$9,750,000	9,581,146	9,555,000	3.47%
Term Loan	(13)(22)	First Lien	3M L+6.50%	1.00%	8.85%		12/24/2020	12/24/2025		$1,500,000	1,474,022	1,470,000	0.53%
Total											$11,055,168	$11,025,000	4.00%
KidKraft, Inc.	(38)
Term Loan	(22)(29)	First Lien	3M L+5.00%	1.00%	6.00%		9/30/2016	8/15/2022	Dallas, TX Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.57%
KidKraft Group Holdings, LLC Preferred B Units		Equity					4/3/2020			4,000,000	4,000,000	4,000,000	1.45%
Total											$5,580,768	$5,580,768	2.02%
Lynx FBO Operating, LLC	(31)
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		9/30/2019	9/30/2024	Houston, TX Aerospace & Defense	$13,475,000	13,297,181	13,475,000	4.89%
Lynx FBO Investments, LLC Class A-1 Common Units		Equity					9/30/2019			4,288	593,480	1,410,000	0.51%
Total											$13,890,661	$14,885,000	5.40%
Madison Logic, Inc.
Term Loan A (SBIC)	(2)(35)	First Lien	1M L+6.00%	1.00%	7.00%		2/4/2021	5/31/2023	New York, NY Media: Broadcasting & Subscription	$3,791,247	3,777,363	3,791,247	1.38%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)	Equity					11/30/2016			5,000	50,000	220,000	0.08%
Madison Logic Holdings, Inc. Preferred Stock (SBIC)	(2)	Equity					11/30/2016			4,500	450,000	1,940,000	0.70%
Total											$4,277,363	$5,951,247	2.16%
Mobile Acquisition Holdings, LP
Class A Common Units		Equity					11/1/2016		Santa Clara, CA Software	750	455,385	2,830,000	1.03%
Total											$455,385	$2,830,000	1.03%
MOM Enterprises, LLC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.00%	7.25%		5/19/2021	5/19/2026	Richmond, CA Consumer goods: non-durable	$16,425,500	16,115,173	16,096,990	5.84%
Revolver	(35)(43)	First Lien	3M L+6.25%	1.00%	7.25%		5/19/2021	5/19/2026		$31,250	31,250	30,625	0.01%
MBliss SPC Holdings, LLC Units		Equity					5/19/2021			933,333	933,333	960,000	0.35%
Total											$17,079,756	$17,087,615	6.20%
Munch's Supply, LLC
Term Loan	(35)	First Lien	3M L+6.25%	1.00%	7.25%		4/11/2019	4/11/2024	New Lenox,IL Capital Equipment	$7,174,147	7,134,300	7,174,147	2.60%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.25%	1.00%	7.25%		3/31/2021	4/11/2024		$3,989,862	3,921,712	3,989,862	1.45%
Term Loan	(35)	First Lien	3M L+6.25%	1.00%	7.25%		5/28/2021	4/11/2024		$1,152,875	1,132,189	1,152,875	0.42%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.25%	1.00%	7.25%		4/11/2019	4/11/2024		$2,149,362	2,123,532	2,149,362	0.78%
Cool Supply Holdings, LLC Class A Common Units	(4)	Equity					4/11/2019			500,000	475,836	1,030,000	0.37%
Total											$14,787,569	$15,496,246	5.62%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)
Term Loan	(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Phoenix, AZ Services: Business	$9,125,549	9,009,691	9,125,549	3.31%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$5,754,605	5,681,544	5,754,605	2.09%
CGC NH, Inc. Common Units		Equity					8/30/2019			123	440,758	710,000	0.26%
Total											$15,131,993	$15,590,154	5.66%
NS412, LLC
Term Loan	(35)	Second Lien	3M L+8.50%	1.00%	9.50%		5/6/2019	11/6/2025	Dallas, TX Services: Consumer	$7,615,000	7,508,305	7,462,700	2.71%
NS Group Holding Company, LLC Class A Common Units		Equity					5/6/2019			782	795,002	570,000	0.21%
Total											$8,303,307	$8,032,700	2.92%
NuMet Machining Techniques, LLC
Term Loan	(5)(35)	Second Lien	1M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Birmingham, United Kingdom Aerospace & Defense	$12,675,000	12,483,105	11,977,875	4.35%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	1M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026		$7,800,000	7,678,092	7,371,000	2.67%
Bromford Holdings, L.P. Class A Membership Units	(5)	Equity					11/5/2019			866,629	866,629	30,000	0.01%
Bromford Holdings, L.P. Class D Membership Units	(5)	Equity					3/18/2021			280,078	280,078	440,000	0.16%
Total											$21,307,904	$19,818,875	7.19%
NuSource Financial, LLC
Term Loan (SBIC II)	(9)(35)	First Lien	1M L+9.00%	1.00%	10.00%		1/29/2021	1/29/2026	Eden Prairie, MN Services: Business	$11,165,625	10,965,780	10,942,313	3.97%
NuSource Financial Acquisition, Inc. (SBIC II)	(6)(9)	Unsecured	13.75%		4.00%	9.75%	1/29/2021	7/29/2026		$4,989,657	4,902,628	4,864,916	1.76%
NuSource Holdings, Inc., Warrants (SBIC II)	(9)	Equity					1/29/2021			54,966	0	0	0.00%
Total											$15,868,408	$15,807,229	5.73%
Nutritional Medicinals, LLC	(24)
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		11/15/2018	11/15/2023	Centerville, OH Healthcare & Pharmaceuticals	$11,654,201	11,543,624	11,654,201	4.23%
Functional Aggregator, LLC Common Units		Equity					11/15/2018			12,500	1,250,000	1,590,000	0.58%
Total											$12,793,624	$13,244,201	4.81%
Onpoint Industrial Services, LLC
Term Loan (SBIC)	(2)(35)	First Lien	3M L+7.25%	1.00%	8.25%		3/15/2021	3/15/2026	Deer Park, TX Services: Business	$10,447,500	10,258,104	10,238,550	3.71%
Onpoint Parent Holdings, LLC, Class A Units		Equity					3/15/2021			500,000	500,000	500,000	0.18%
Total											$10,758,104	$10,738,550	3.89%
PCP MT Aggregator Holdings, L.P.
Common LP Units		Equity					3/29/2019		Oak Brook, IL Finance	750,000	0	1,800,000	0.65%
Total											$0	$1,800,000	0.65%
PCS Software, Inc.
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Shenandoah, TX Transportation & Logistics	$14,246,676	14,074,246	14,246,676	5.17%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$1,868,417	1,845,803	1,868,417	0.68%
Delayed Draw Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$985,000	985,000	985,000	0.36%
Revolver	(11)(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$878,762	878,762	878,762	0.32%
PCS Software Holdings, LLC Class A Preferred Units		Equity					7/1/2019			325,000	325,000	250,000	0.09%
PCS Software Holdings, LLC Class A-2 Preferred Units		Equity					11/12/2020			63,312	63,312	50,000	0.02%
Total											$18,172,123	$18,278,855	6.64%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Premiere Digital Services, Inc.
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+5.50%	1.50%	8.14%		10/18/2018	10/18/2023	Los Angeles, CA Media: Broadcasting & Subscription	$9,992,518	9,851,335	9,992,518	3.63%
Term Loan	(13)(22)	First Lien	3M L+5.50%	1.50%	8.14%		10/18/2018	10/18/2023		$2,428,772	2,395,490	2,428,772	0.88%
Premiere Digital Holdings, Inc., Common Stock		Equity					10/18/2018			5,000	50,000	1,270,000	0.46%
Premiere Digital Holdings, Inc., Preferred Stock		Equity					10/18/2018			4,500	314,550	560,000	0.20%
Total											$12,611,375	$14,251,290	5.17%
Protect America, Inc.									Austin, TX
Term Loan (SBIC)	(2)(26)(35)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	10/30/2020	Services: Consumer	$17,979,749	17,979,749	2,157,570	0.78%
Total											$17,979,749	$2,157,570	0.78%
Rogers Mechanical Contractors, LLC	(44)(45)								Atlanta, GA
Term Loan	(35)	First Lien	3M L+6.50%	1.00%	7.50%		4/28/2021	9/9/2025	Construction & Building	$10,676,816	10,504,933	10,516,664	3.82%
Total											$10,504,933	$10,516,664	3.82%
Sales Benchmark Index, LLC	(7)								Dallas, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$13,888,565	13,693,668	13,819,122	5.01%
SBI Holdings Investments, LLC Class A Preferred Units		Equity					1/7/2020			66,573	665,730	420,000	0.15%
Total											$14,359,398	$14,239,122	5.16%
Skopos Financial Group, LLC									Irving, TX
Series A Preferred Units	(5)	Equity					1/31/2014		Finance	1,120,684	1,162,544	340,000	0.12%
Total											$1,162,544	$340,000	0.12%
Spire Power Solutions, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+6.25%	1.50%	7.75%		11/22/2019	8/12/2026	Capital Equipment	$4,900,000	4,843,590	4,900,000	1.78%
Term Loan (SBIC II)	(9)(35)	First Lien	1M L+6.25%	1.50%	7.75%		8/12/2021	8/12/2026		$3,557,226	3,496,644	3,557,226	1.29%
Total											$8,340,234	$8,457,226	3.07%
SQAD LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,218,094	14,196,349	14,218,094	5.16%
SQAD Holdco, Inc. Preferred Shares, Series A (SBIC)	(2)	Equity					10/31/2013			5,624	156,001	590,000	0.21%
SQAD Holdco, Inc. Common Shares (SBIC)	(2)	Equity					10/31/2013			5,800	62,485	70,000	0.03%
Total											$14,414,835	$14,878,094	5.40%
TAC LifePort Purchaser, LLC	(42)								Woodland, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.00%	7.00%		3/1/2021	3/2/2026	Aerospace & Defense	$10,679,336	10,486,354	10,465,749	3.80%
TAC LifePort Holdings, LLC Common Units		Equity					3/1/2021			500,000	500,000	640,000	0.23%
Total											$10,986,354	$11,105,749	4.03%
TechInsights, Inc.									Ottawa, Ontario
Term Loan	(5)(13)(22)	First Lien	3M L+6.00%	1.00%	8.36%		8/16/2017	10/2/2023	High Tech Industries	$21,540,925	21,414,367	21,540,925	7.80%
Total											$21,414,367	$21,540,925	7.80%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+10.75%	0.80%	11.55%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,856,473	5,757,500	2.09%
TFH Reliability Group, LLC Class A-1 Units		Equity					6/29/2020			27,129	21,511	20,000	0.01%
TFH Reliability Group, LLC Class A Common Units		Equity					10/21/2016			250,000	231,521	70,000	0.03%
Total											$6,109,505	$5,847,500	2.13%
Time Manufacturing Acquisition, LLC									Waco, TX
Term Loan	(6)	Unsecured	11.50%		10.75%	0.75%	2/3/2017	8/3/2023	Capital Equipment	$13,579,993	13,421,445	13,579,993	4.93%
Time Manufacturing Investments, LLC Class A Common Units		Equity					2/3/2017			5,268	553,600	1,180,000	0.43%
Total											$13,975,045	$14,759,993	5.36%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
TradePending, LLC	(14)								Carrboro, NC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.00%	7.25%		3/2/2021	3/2/2026	Software	$9,950,000	9,770,082	9,751,000	3.54%
TradePending Holdings, LLC Series A Units		Equity					3/2/2021			750,000	750,000	730,000	0.26%
Total											$10,520,082	$10,481,000	3.80%
Unicat Catalyst Holdings, LLC	(46)								Alvin, TX
Term Loan	(35)	First Lien	3M L+6.50%	1.00%	7.50%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,453,125	7,314,346	7,304,063	2.65%
Unicat Catalyst, LLC Class A Units		Equity					4/27/2021			7,500	750,000	750,000	0.27%
Total											$8,064,346	$8,054,063	2.92%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
USASF Blocker II, LLC Common Units	(5)	Equity					6/8/2015		Finance	441	441,000	530,000	0.19%
USASF Blocker III, LLC Series C Preferred Units	(5)	Equity					2/13/2018			125	125,000	250,000	0.09%
USASF Blocker IV, LLC Units	(5)	Equity					5/27/2020			110	110,000	330,000	0.12%
USASF Blocker LLC Common Units	(5)	Equity					6/8/2015			9,000	9,000	0	0.00%
Total											$685,000	$1,110,000	0.40%
Venbrook Buyer, LLC									Los Angeles, CA
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$12,985,657	12,781,348	12,985,657	4.71%
Term Loan B	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$147,751	145,426	147,751	0.05%
Revolver	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$2,222,222	2,222,222	2,222,222	0.81%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$4,426,667	4,386,128	4,426,667	1.61%
Venbrook Holdings, LLC Common Units		Equity					3/13/2020			786,361	782,865	640,000	0.23%
Total											$20,317,989	$20,422,297	7.41%
Vortex Companies, LLC									Houston, TX
Term Loan (SBIC II)	(9)(35)	Second Lien	3M L+9.50%	1.00%	10.50%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,820,727	9,800,000	3.56%
Total											$9,820,727	$9,800,000	3.56%
Whisps Holdings LP									Elgin, IL
Class A Common Units		Equity					4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	510,000	0.19%
Total											$500,000	$510,000	0.19%
Wise Parent Company, LLC									Salt Lake City, UT
Membership Units	(4)	Equity					8/27/2018		Beverage, Food, & Tobacco	6	0	410,000	0.15%
Total											$0	$410,000	0.15%
Xanitos, Inc.	(47)(48)								Newtown Square, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,768,000	12,523,139	12,512,640	4.54%
Pure TopCo, LLC Class A Units		Equity					6/25/2021			318,849	760,063	780,000	0.28%
Total											$13,283,202	$13,292,640	4.82%

Total Non-controlled, non-affiliated investments											$787,034,758	$785,698,750	285.04%
Net Investments											$787,034,758	$785,698,750	285.04%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(510,053,781)	(185.04)%
NET ASSETS												$275,644,969	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $23,073,454 of cash and $222,003,743 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(3)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(4)	Security is income producing through dividends or distributions.
(5)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 93% of the Company’s total assets as of September 30, 2021.
(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,331,461, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of September 3, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(9)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $14,441,853 of cash and $154,556,435 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(10)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $909,091, with an interest rate of LIBOR plus 6.25% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $439,381, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(12)	These loans have LIBOR floors, which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.25% and a maturity of March 2, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(15)	Investment has been on non-accrual since October 31, 2017.
(16)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,750,000, with an interest rate of LIBOR plus 6.00% and a maturity of September 3, 2026. This investment is accruing an unused commitment fee of 1.00% per annum.
(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,667, with an interest rate of LIBOR plus 5.00% and a maturity of June 29, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 8.50% and a maturity of April 13, 2023. The Company has full discretion to fund the revolver commitment.
(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,078,186, with an interest rate of LIBOR plus 6.00% and a maturity of May 7, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(20)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.75% and a maturity of March 5, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(21)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $50,000 with an interest rate of LIBOR plus 6.50% and a maturity of December 21, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(22)	This loan is a unitranche investment.
(23)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000 with an interest rate of LIBOR plus 7.75% and a maturity of February 8, 2024. The Company has full discretion to fund the revolver commitment.
(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(25)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $4,000,000, with an interest rate of LIBOR plus 7.75% and a maturity of February 8, 2024. The Company has full discretion to fund the delayed draw term loan commitment.
(26)	Investment has been on non-accrual since June 28, 2019.
(27)	Maturity date is under ongoing negotiations with portfolio company and other lenders.
(28)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,063,830, with an interest rate of LIBOR plus 6.50% and a maturity of August 28, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(29)	These loans are last-out term loans with contractual rates lower than the applicable LIBOR rates; therefore, the floors are in effect.
(30)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $553,517, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(31)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,875,000, with an interest rate of LIBOR plus 5.75% and a maturity of September 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(32)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,763,033, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(33)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $70,000, with an interest rate of LIBOR plus 6.75% and a maturity of June 4, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2021

(34)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $265,152, with an interest rate of LIBOR plus 5.75% and a maturity of October 2, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(35)	These loans have LIBOR floors, which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.
(36)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 5.50% and a maturity of July 30, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(37)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,350,000, with an interest rate of LIBOR plus 8.00% and a maturity of January 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(38)	Instrument was restructured into a first lien term loan and preferred equity on April 3, 2020.
(39)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.50% and a maturity of February 19, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(40)	Investment has been on non-accrual since December 31, 2020.
(41)	Investment has been on non-accrual since January 1, 2021.
(42)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of March 2, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(43)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $68,750, with an interest rate of LIBOR plus 6.25% and a maturity of May 19, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(44)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.50% and a maturity of September 9, 2025. This investment is accruing an unused commitment fee of 1.00% per annum.
(45)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.50% and a maturity of September 9, 2025. This investment is accruing an unused commitment fee of 0.75% per annum.
(46)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an interest rate of LIBOR plus 6.50% and a maturity of April 27, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(47)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.50% and a maturity of June 25, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(48)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,800,000, with an interest rate of LIBOR plus 6.50% and a maturity of June 25, 2026. This investment is accruing an unused commitment fee of 1.00% per annum.
(49)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of September 1, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(50)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,313,953, with an interest rate of LIBOR plus 6.00% and a maturity of September 1, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

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
September 30, 2021
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

As of September 30, 2021, the Company had issued a total of 19,486,003 shares and raised $286,629,818 in gross proceeds since Inception, incurring $9,127,228 in offering expenses and sales load fees for net proceeds from offerings of $277,502,590. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

The SBIC licenses allow the SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC subsidiary, SBA regulations limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For the SBIC II subsidiary, SBA regulations limit these amounts to $175,000,000 of borrowings when it has at least $87,500,000 of regulatory capital.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

As of both September 30, 2021 and December 31, 2020, the SBIC subsidiary had $75,000,000 in regulatory capital. As of September 30, 2021 and December 31, 2020, the SBIC II subsidiary had $87,500,000 and $40,000,000 in regulatory capital, respectively. As of September 30, 2021 and December 31, 2020, $70,000,000 and $20,000,000 has been contributed, respectively.

As of both September 30, 2021 and December 31, 2020, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. As of September 30, 2021 and December 31, 2020, the SBIC II subsidiary had $100,000,000 and $26,500,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments as of September 30, 2021 for additional information regarding the treatment of the SBIC subsidiaries’ investments with respect to the Credit Facility (as defined in Note 9).

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

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2021, our asset coverage ratio was 195%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2021 and September 30, 2020 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

Cash and Cash Equivalents

At September 30, 2021, cash balances totaling $102,054 did not exceed FDIC insurance protection levels of $250,000. In addition, at September 30, 2021, the Company held $37,651,564 in cash equivalents, which are carried at cost, which approximates the fair value of the cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Fair Value Measurements

We account for all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBA-guaranteed debentures approximate fair value because the interest rates adjust to the market interest rates (Level 3 input). The carrying value of our 2026 Notes approximates fair value. See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy

The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after September 30, 2021, by circumstances and events that are not yet known.

The COVID-19 pandemic may impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals in order to fulfill short-term liquidity needs in response to COVID-19. The Company is working with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. For the nine months ended September 30, 2021, no interest deferrals have been made on loans on accrual.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Investments

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Under procedures established by our Board, the Company intends to value investments for which market quotations are readily available. The Company will obtain these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Investments purchased within approximately 90 days of the valuation date will typically be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, we will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market for many of the investments in our portfolio, the Company expects to value most of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

A presentation of the interest income we have received from portfolio companies for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Loan interest	$14,812,457	$12,651,487	$41,336,827	$38,986,585
PIK income	247,391	15,783	607,393	568,028
Fee amortization income(1)	701,489	597,153	936,083	1,826,982
Fee income acceleration(2)	699,242	442,920	1,939,451	810,816
Total Interest Income	$16,460,579	$13,707,343	$44,819,754	$42,192,411

(1)	Includes amortization of fees on unfunded commitments.

(2)	Unamortized loan origination fees recognized upon realization.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio-specific circumstances as well as other economic factors in determining collectability. As of September 30, 2021, we had four loans on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 1.1% at fair value. As of December 31, 2020, we had three loans on non-accrual status, which represented approximately 4.3% of our loan portfolio at cost and 1.0% at fair value. As of September 30, 2021 and December 31, 2020, $9,357,278 and $7,057,415 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, it will be removed from non-accrual status.

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
September 30, 2021
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

Income tax expense of $192,612 and $718,869 for the three and nine months ended September 30, 2021, respectively, was related mostly to excise tax; as was income tax expense of $367,836 and $853,631 for the three and nine months ended September 30, 2020.

In connection with the gain realized from the exit of its equity investment in Fast Growing Trees, LLC, the Company recorded an income tax provision on realized gains of $681,027 which is currently payable for the three and nine months ended September 30, 2021. No income tax provision was recorded on realized gains from the exit of equity investments as of September 30, 2020.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of September 30, 2021 and December 31, 2020, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and nine months ended September 30, 2021 and 2020 were de minimis.

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
September 30, 2021
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

For the three and nine months ended September 30, 2021, the Company recorded deferred income tax provision of (606,377) and ($586,460), respectively, related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2020, the Company recorded deferred income tax provision of ($92,749) and ($122,699), respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2021 and December 31, 2020, the Company had a deferred tax liability of $946,050 and $359,590, respectively.

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

Distributable Earnings (Accumulated Undistributed Deficit)

The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Accumulated net realized loss from investments,net of cumulative dividends of $24,557,535 for both periods and provision for taxes of $681,027 and $0, respectively	$(11,006,761)	$(16,388,369)
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of provision for taxes of $946,050 and $359,590, respectively	(2,282,058)	(5,564,061)
Accumulated undistributed net investment income	12,887,635	19,266,926
Accumulated undistributed deficit	$(401,184)	$(2,685,504)

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.

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

For the three and nine months ended September 30, 2021, the Company recorded an expense for base management fees of $3,473,041 and $9,715,381, respectively. For the three and nine months ended September 30, 2020, the Company recorded an expense for base management fees of $2,796,878 and $8,259,127, respectively. As of September 30, 2021 and December 31, 2020, $5,251,520 and $2,825,322, respectively, were payable to Stellus Capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

For the three and nine months ended September 30, 2021, the Company incurred $1,451,752 and $1,507,651 of Income Incentive Fees, respectively. For the three and nine months ended September 30, 2020, the Company incurred $461,590 and $1,969,976, respectively, of Income Incentive Fees. As of September 30, 2021 and December 31, 2020, $1,630,149 and $681,660, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,416,839 and $559,161, respectively, were currently payable (as explained below). As of September 30, 2021 and December 31, 2020, $213,310 and $122,499 respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK interest, certain discount accretion and deferred interest) and are not payable until such deferred amounts are received by the Company in cash.

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

U.S. GAAP requires that the Capital Gains Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the Capital Gains Incentive Fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2021, the Company accrued $1,742,904 and $1,840,572, respectively, related to the Capital Gains Incentive Fee. The Company accrued $0 and ($880,913) of Capital Gains Incentive Fee for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, $2,361,593 and $521,021, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income incentive fees incurred	$1,451,752	$461,590	$1,507,651	$1,969,976
Capital gains incentive fees incurred	1,742,904	—	1,840,572	(880,913)
Incentive fee expense	$3,194,656	$461,590	$3,348,223	$1,089,063

	September 30,	December 31,
	2021	2020
Income incentive fee currently payable	$1,416,839	$559,161
Income incentive fee deferred	213,310	122,499
Capital gains incentive fee deferred	2,361,593	521,021
Incentive fee payable	$3,991,742	$1,202,681

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Director Fees

For the three and nine months ended September 30, 2021, the Company recorded an expense relating to director fees of $74,500 and $240,500, respectively. For the three and nine months ended September 30, 2020, the Company recorded an expense relating to director fees of $77,500 and $320,316, respectively. As of September 30, 2021 and December 31, 2020, there were no fees payable to the Company’s independent directors.

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both September 30, 2021 and December 31, 2020, Cash and Cash Equivalents included $0 for both periods, of cash related to an add on funding by other investment funds managed by Stellus Capital Management. Any such amount is included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

For the three and nine months ended September 30, 2021, the Company recorded expenses of $368,680 and $1,133,308, respectively, relating to the administration agreement with Stellus Capital. For the three and nine months ended September 30, 2020, the Company recorded expenses of $378,409 and $1,167,938, respectively, relating to the administration agreement with Stellus Capital. These amounts are included in administrative service expenses on the Statement of Operations. As of September 30, 2021 and December 31, 2020, $752,259 and $381,690, respectively, remained payable to Stellus Capital relating to the administration agreement.

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

For the three and nine months ended September 30, 2021, the Company has declared distributions of $0.58 and $1.08 per share, respectively, on its common stock. The Company has declared distributions of $11.99 per share on its common stock from Inception through September 30, 2021.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Date Declared	Record Date	Payment Date	Per Share (1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016	Various		$1.36
Fiscal 2017			$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021
January 15, 2021	January 29, 2021	February 16, 2021	$0.0833
January 15, 2021	February 26, 2021	March 15, 2021	$0.0833
January 15, 2021	March 31, 2021	April 15, 2021	$0.0833
April 19, 2021	April 30, 2021	May 14, 2021	$0.0833
April 19, 2021	May 28, 2021	June 15, 2021	$0.0833
April 19, 2021	June 30, 2021	July 15, 2021	$0.0833
July 19, 2021	July 30, 2021	August 13, 2021	$0.1000
July 19, 2021	August 31, 2021	September 15, 2021	$0.1000
July 19, 2021	September 30, 2021	October 15, 2021	$0.1000
September 14, 2021	October 29, 2021	November 15, 2021	$0.0933
September 14, 2021	November 30, 2021	December 15, 2021	$0.0933
September 14, 2021	December 16, 2021	December 31, 2021	$0.0933
Total			$11.99

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued no shares through the DRIP during the three and nine months ended September 30, 2021, respectively. The Company issued 0 and 21,666 shares through the DRIP during the three and nine ended September 30, 2020, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

						Average
	Number of	Gross	Underwriting	Offering	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	521,715	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,842	5,681	18,169	4,999,992	14.18
Total	19,486,003	$286,629,817	$7,414,918	$1,712,309	$277,502,590

(1)	Net of partial share transactions. Such transactions impacted gross proceeds by $(95), $757, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes proceeds from common shares issued under the DRIP of $0 for the nine months ended September 30, 2021, $228,943 for the year ended December 31, 2020, $0 for the year ended December 31, 2019, $94,788 during the year ended December 31, 2018, $0 for the years ended December 31, 2017, 2016 and 2015, and $398,505, $899,964, $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

(3)	Net proceeds per this table will differ from the Statement of Assets and Liabilities as of September 30, 2021 and December 31, 2020 in the amount of $1,456,437, which represents a tax reclassification of stockholder’s equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (reduces accumulated undistributed deficit).

The Company did not issue any shares during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company issued 332,591 shares in under the At-the-Market (“ATM”) Program. Gross proceeds resulting from the ATM Program totaled $4,794,995 and underwriting and other expenses totaled $23,850. The average per share offering price in the ATM Program during 2020 was $14.42.

The Company issued 0 and 21,666 shares of common stock through the DRIP for the nine months ended September 30, 2021 and 2020, respectively. See Note 3 for further information on distributions.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

NOTE 5 — NET INCREASE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net increase in net assets resulting from operations	$12,778,621	$7,508,680	$23,323,357	$3,381,622
Weighted average common shares	19,486,003	19,486,003	19,486,003	19,466,647
Net increase in net assets from operations per share	$0.66	$0.39	$1.20	$0.17

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

At September 30, 2021, the Company had investments in 74 portfolio companies. The total fair value and cost of the investments were $785,698,750 and $787,034,758, respectively. The composition of our investments as of September 30, 2021 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$640,788,167	$638,474,668
Senior Secured – Second Lien	79,793,715	58,044,145
Unsecured Debt	18,768,588	18,889,424
Equity	47,684,288	70,290,513
Total Investments	$787,034,758	$785,698,750

(1) Includes unitranche investments, which account for 10.8% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2021 and December 31, 2020, the Company had 25 and 19 such investments with aggregate unfunded commitments of $27,348,021 and $28,865,204, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as September 30, 2021 and December 31, 2020 were as follows:

	2021	2020
Aggregate cost of portfolio company securities	$787,034,758	$658,628,966
Gross unrealized appreciation of portfolio company securities	33,458,889	28,143,621
Gross unrealized depreciation of portfolio company securities	(34,794,897)	(33,348,092)
Aggregate fair value of portfolio company securities	$785,698,750	$653,424,495

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2021 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$638,474,668	$638,474,668
Senior Secured – Second Lien	—	—	58,044,145	58,044,145
Unsecured Debt	—	—	18,889,424	18,889,424
Equity	—	—	70,290,513	70,290,513
Total Investments	$—	$—	$785,698,750	$785,698,750

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021
(Unaudited)

The aggregate values of Level 3 portfolio investments changed during the nine months ended September 30, 2021 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$508,673,064	$70,720,186	$21,191,245	$52,840,000	$653,424,495
Purchases of investments	215,895,211	965,250	11,705,915	16,865,142	245,431,518
Payment-in-kind interest	314,285	—	293,109	—	607,394
Sales and redemptions	(85,036,862)	(13,161,428)	(15,500,000)	(12,261,326)	(125,959,616)
Realized (losses) gains	—	(1,781,665)	—	8,360,739	6,579,074
Change in unrealized (depreciation) appreciation included in earnings (1)	(2,926,509)	1,166,531	1,142,482	4,485,958	3,868,462
Amortization of premium and accretion of discount, net	1,555,479	135,271	56,673	—	1,747,423
Fair value at end of period	$638,474,668	$58,044,145	$18,889,424	$70,290,513	$785,698,750

(1)	Includes reversal of positions realized during the nine months ended September 30, 2021.

There were no Level 3 transfers during the nine months ended September 30, 2021.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2020 are as follows:

	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$455,169,878	$111,961,013	$22,137,186	$39,680,000	$628,948,077
Purchases of investments	139,571,726	9,800,000	—	8,135,439	157,507,165
Payment-in-kind interest	80,487	506,754	77,751	—	664,992
Sales and Redemptions	(85,804,667)	(43,642,752)	—	(4,801,419)	(134,248,838)
Realized (losses) gains	(8,599,062)	(4,003,655)	(163,423)	2,665,177	(10,100,963)
Change in unrealized appreciation (depreciation) included in earnings (1)	6,550,721	(4,276,940)	(879,310)	7,160,803	8,555,274
Amortization of premium and accretion of discount, net	1,703,981	375,766	19,041	—	2,098,788
Fair value at end of period	$508,673,064	$70,720,186	$21,191,245	$52,840,000	$653,424,495

(1) Includes reversal of positions realized during the twelve months ended December 31, 2020.
There were no Level 3 transfers during the twelve months ended December 31, 2020.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2021:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$134,934,002	$140,149,278	17.84%
Texas	153,685,119	137,561,456	17.51%
Illinois	70,410,297	71,619,407	9.12%
Arizona	50,756,093	54,977,354	7.00%
Pennsylvania	37,478,573	37,440,711	4.77%
New Jersey	38,098,810	35,942,765	4.57%
Canada	34,853,727	34,994,775	4.45%
Ohio	31,969,747	33,689,339	4.29%
Wisconsin	25,928,215	26,285,445	3.35%
Washington	22,751,096	22,809,080	2.90%
New York	18,887,234	20,849,341	2.65%
United Kingdom	21,307,905	19,818,875	2.53%
Georgia	11,189,933	18,646,664	2.37%
Indiana	17,684,153	17,811,311	2.27%
Maryland	16,871,320	17,018,750	2.17%
Minnesota	15,868,408	15,807,229	2.01%
Colorado	15,172,493	15,195,900	1.93%
Florida	13,126,961	13,449,457	1.71%
District of Columnbia	11,929,982	12,762,500	1.62%
Missouri	9,893,021	10,565,000	1.34%
North Carolina	10,520,082	10,481,000	1.33%
Massachusetts	10,297,773	10,297,773	1.31%
Tennessee	4,306,570	4,323,554	0.55%
Puerto Rico	8,613,244	2,161,786	0.28%
Virginia	500,000	630,000	0.08%
Utah	-	410,000	0.05%
	$787,034,758	$785,698,750	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2021:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$159,012,118	$168,449,139	21.44%
Healthcare & Pharmaceuticals	99,744,266	99,533,534	12.67%
Aerospace & Defense	81,055,347	79,828,943	10.16%
Media: Advertising, Printing & Publishing	45,606,217	43,306,492	5.51%
Capital Equipment	37,102,848	38,713,465	4.93%
Media: Broadcasting & Subscription	31,303,573	35,080,631	4.46%
Beverage, Food, & Tobacco	33,878,852	34,401,058	4.38%
Consumer Goods: Non-durable	29,645,617	29,124,666	3.71%
Consumer Goods: Durable	28,461,095	28,855,225	3.67%
Software	21,531,074	23,866,607	3.04%
Services: Consumer	38,047,798	21,893,601	2.79%
Education	21,395,007	21,555,671	2.74%
High Tech Industries	21,414,367	21,540,925	2.74%
Transportation & Logistics	18,172,123	18,278,855	2.33%
Containers, Packaging, & Glass	17,587,981	17,828,219	2.27%
Metals & Mining	16,871,320	17,018,750	2.17%
FIRE: Real Estate	15,708,184	15,708,184	2.00%
Chemicals, Plastics, & Rubber	14,688,506	14,681,563	1.87%
Automotive	11,055,168	11,025,000	1.40%
Construction & Building	10,504,933	10,516,664	1.34%
Environmental Industries	10,766,852	10,270,000	1.31%
Utilities: Oil & Gas	9,897,299	9,850,000	1.25%
Energy: Oil & Gas	11,077,017	9,531,558	1.21%
Finance	2,507,196	4,590,000	0.58%
Hotel, Gaming, & Leisure	-	250,000	0.03%
	$787,034,758	$785,698,750	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2021:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
			HY credit spreads,	-4.04 to 0.42% (-0.32%)
		Income/Market	Risk free rates	-2.78% to 0.56% (-0.84%)
First lien debt	$638,474,668	approach (2)	Market multiples	5x to 45x (14x)(4)

			HY credit spreads,	-3.29% to 0.42% (-0.75%)
		Income/Market	Risk free rates	-2.14% to 0.58% (-0.69%)
Second lien debt	$58,044,145	approach (2)	Market multiples	9x to 19x (16x)(4)

			HY credit spreads,	-0.50% to 0.07% (-0.29%)
		Income/Market	Risk free rates	-1.77% to 0.43% (-0.96%)
Unsecured debt	$18,889,424	approach (2)	Market multiples	15x to 24x (18x)(4)

			Underwriting multiple/
Equity investments	$70,290,513	Market approach (5)	EBITDA Multiple	2x to 25x (12x)
Total Long Term Level 3 Investments	$785,698,750

(1)	Weighted average based on fair value as of September 30, 2021.

(2)	Included but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -4.04% (-404 basis points) to 0.42% (42 basis points). The average of all changes was -0.32% (-32 basis points).

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2020:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)(3)
First lien debt	$508,673,064	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-3.78% to 1.84% (-0.15%) -2.95% to 0.14% (-1.68%) 7x to 48x (13x)(4)

Second lien debt	$70,720,186	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-1.71% to 3.83% (0.54%) -2.65% to 0.08% (-1.44%) 8x to 14x (11x)(4)

Unsecured debt	$21,191,245	Income/Market approach (2)	HY credit spreads, Risk free rates Market multiples	-0.25% to 0.34% (-0.03%) -1.92% to -1.62% (-1.78%) 1x to 24x (6x)(4)

Equity investments	$52,840,000	Market approach (5)	Underwriting	1x to 24x (12x)
Total Long Term Level 3 Investments	$653,424,495		EBITDA Multiple

(1)	Weighted average based on fair value as of December 31, 2020.

(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.78% (-378 basis points) to 1.84% (184 basis points). The average of all changes was -0.15%.

(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

As of September 30, 2021, the Company had $27,348,021 of unfunded commitments to provide debt financing to 25 existing portfolio companies. As of December 31, 2020, the Company had $28,865,202 of unfunded commitments to provide debt to 19 existing portfolio companies. As of September 30, 2021, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	nine months	nine months
	ended	ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Per Share Data: (1)
Net asset value at beginning of period	$14.03	$14.14
Net investment income	0.75	0.87
Change in unrealized appreciation (depreciation)	0.20	(0.57)
Net realized gain (loss)	0.34	(0.13)
Loss on debt extinguishment	(0.03)	—
Provision for taxes on unrealized depreciation on investments	(0.03)	—
Provision for taxes on realized gain on investments	(0.03)	—
Total from investment operations	$1.20	$0.17

Stockholder distributions from:
Net investment income	(1.08)	(1.15)
Other(6)	—	0.01
Net asset value at end of period	$14.15	$13.17

Per share market value at end of period	$13.06	$8.70
Total return based on market value(2)	25.85%	(32.9)%
Weighted average shares outstanding	19,486,003	19,466,647

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

	For the		For the
	nine months		nine months
	ended		ended
	September 30, 2021		September 30, 2020
	(unaudited)		(unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$275,644,969		$256,549,827
Weighted Average net assets	$273,663,257		$251,792,913
Annualized ratio of gross operating expenses to net assets(5)	15.59%		13.86%
Annualized ratio of interest expense and other fees to net assets	6.78%		6.48%
Annualized ratio of net investment income to net assets(5)	6.95%		8.95%
Portfolio Turnover(3)	17.17%		14.05%
Notes payable	$100,000,000		$48,875,000
Credit Facility payable	$189,800,000		$187,000,000
SBA Debentures	$250,000,000		$161,000,000
Asset coverage ratio(4)	1.95	x	2.09	x

(1)            Financial highlights are based on weighted average shares outstanding as of period end.

(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)	Portfolio turnover is calculated as the lesser of purchases or paydowns divided by average portfolio balance and is not annualized.

(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are deducted from the numerator and excluded from the denominator.

(5)	These ratios include the impact of the provision for income taxes related to unrealized gain on investments in Taxable Subsidiaries of ($586,460) and ($122,699), respectively, for the nine months ended September 30, 2021 and September 30, 2020, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to unrealized gain or loss on investments to net assets for the nine months ended September 30, 2021 and 2020 is 0.29% and 0.06%, respectively.

(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

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
September 30, 2021
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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of September 30, 2021, the Company was in compliance with these covenants.

As of September 30, 2021 and December 31, 2020, the outstanding balance under the Credit Facility was $189,800,000 and $174,000,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company incurred costs of $3,676,549 in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2021 and December 31, 2020, $1,921,139 and $2,271,595 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30,	December 31,
	2021	2020
Credit Facility payable	$189,800,000	$174,000,000
Prepaid loan structure fees	1,921,139	2,271,595
Credit facility payable, net of prepaid loan structure fees	$187,878,861	$171,728,405

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest expense	$1,354,429	$1,273,878	$3,653,547	$4,666,949
Loan fee amortization	119,834	199,233	356,066	499,867
Commitment fees on unused portion	51,694	63,031	220,003	144,907
Administration fees	30,764	9,047	34,232	26,451
Total interest and financing expenses	$1,556,721	$1,545,189	$4,263,848	$5,338,174

Weighted average interest rate	2.8%	2.8%	2.8%	3.3%
Effective interest rate (including fee amortization)	3.2%	3.4%	3.3%	3.8%
Weighted average debt outstanding	$191,891,304	$181,141,304	$174,057,143	$187,178,467

Cash paid for interest and unused fees	$1,415,901	$1,330,262	$3,904,908	$4,979,585

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both September 30, 2021 and December 31, 2020, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of September 30, 2021 and December 31, 2020, the SBIC II subsidiary had $87,500,000 and $40,000,000 in regulatory capital and $100,000,000 and $26,500,000 of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries held $403,209,435 and $277,440,338 in assets at September 30, 2021 and December 31, 2020, respectively, which accounted for approximately 48.8% and 41.1% of the Company’s total consolidated assets, respectively.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following table summarizes the SBIC subsidiaries’ SBA-guaranteed debentures as of September 30, 2021:

SBIC I SBA-guaranteed Debentures

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 14, 2014	SBIC I	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	SBIC I	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	SBIC I	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	SBIC I	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	SBIC I	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC I	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC I	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC I	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC I	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I	March 1, 2029	2,500,000	3.11%	0.22%
Total SBIC I SBA-guaranteed Debentures			$150,000,000

SBIC II SBA-guaranteed Debentures

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 17, 2019	SBIC II	March 1, 2030	$6,000,000	2.08%	0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%	0.09%
December 17, 2020	SBIC II	March 1, 2031	9,000,000	1.67%	0.09%
December 17, 2020	SBIC II	March 1, 2031	6,500,000	1.67%	0.27%
February 16, 2021	SBIC II	March 1, 2031	13,500,000	1.67%	0.27%
February 26, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
March 2, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
April 21, 2021	SBIC II	September 1, 2031	10,000,000	1.30%	0.27%
May 14, 2021	SBIC II	September 1, 2031	6,700,000	1.30%	0.27%
May 28, 2021	SBIC II	September 1, 2031	7,300,000	1.30%	0.27%
July 23, 2021	SBIC II	September 1, 2031	16,000,000	1.30%	0.27%
Total SBIC II SBA-guaranteed Debentures			$100,000,000
Total SBA-guaranteed Debentures			$250,000,000

As of September 30, 2021 and December 31, 2020, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2021 and December 31, 2020, the SBA-guaranteed debentures would be deemed to be Level 3 (as defined in Note 6).

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

As of September 30, 2021, the Company has incurred $9,332,500, in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of September 30, 2021 and December 31, 2020, $5,670,970 and $3,332,504 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30,	December 31,
	2021	2020
SBA debentures payable	$250,000,000	$176,500,000
Prepaid loan fees	5,670,970	3,332,504
SBA-guaranteed debentures, net of prepaid loan fees	$244,329,030	$173,167,496

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest expense	$1,661,946	$1,351,364	$4,644,014	$4,029,722
Debenture fee amortization	299,373	173,157	801,258	515,707
Total interest and financing expenses	$1,961,319	$1,524,521	$5,445,272	$4,545,429
Weighted average interest rate	2.7%	3.3%	2.8%	3.3%
Effective interest rate (including fee amortization)	3.2%	3.8%	3.3%	3.8%
Average debt outstanding	$246,173,913	$161,000,000	$220,354,579	$161,000,000
Cash paid for interest	$3,201,057	$2,687,018	$5,907,676	$5,346,231

NOTE 11 — NOTES

On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, the Company caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. The Company redeemed all $48,875,000 in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on debt extinguishment of $539,250 due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statement of Operations for the nine months ended September 30, 2021.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest expense	$—	$702,578	$320,063	$2,107,734
Deferred financing costs	—	88,784	28,232	254,532
Administration Fees	—	—	9,000	—
Total interest and financing expenses	$—	$791,362	$357,295	$2,362,266
Loss on debt extinguishment(1)			539,250
Weighted average interest rate (2)	0.0%	5.7%	5.7%	5.7%
Effective interest rate (including fee amortization)(2)	0.0%	6.4%	6.4%	6.4%
Average debt outstanding (3)	$—	$48,875,000	$48,875,000	$48,875,000
Cash paid for interest	$—	$702,578	$453,966	$2,107,734

(1)	The loss on debt extinguishment is not included in interest expense or net investment income

(2)	Excludes the loss on debt extinguishment

(3)	For the nine months ended September 30, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021; the repayment date of the 2022 Notes

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

The Company used the net proceeds from the 2026 Notes offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of September 30, 2021, the aggregate carrying amount of the 2026 Notes was approximately $100,000,000.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2020, the fair value of the 2022 Notes was $49,168,250. The 2026 Notes are institutional, non-traded notes. As these notes were recently issued, the 2026 Notes are carried at cost, which approximates fair value.

In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2,328,155 of fees, which are being amortized over the term of the 2026 Notes, of which $2,009,945 remains to be amortized as of September 30, 2021. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:

	September 30,	December 31,
	2021	2020
Notes payable	$100,000,000	$—
Deferred financing costs	2,009,625	—
Notes payable, net of deferred financing costs	$97,990,375	$—

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest expense	$1,218,750	$—	$3,480,208	$—
Deferred financing costs	112,598	—	318,211	—
Administration Fees	5,000	—	5,000	—
Total interest and financing expenses	$1,336,348	$—	$3,803,419	$—
Weighted average interest rate	4.8%	0.0%	4.9%	0.0%
Effective interest rate (including fee amortization)	5.3%	0.0%	5.3%	0.0%
Average debt outstanding	$100,000,000	$—	$100,000,000 (1)	$—
Cash paid for interest	$3,466,667	$—	$3,466,667	$—

(1)	Calculated for the period from January 14, 2021, the date of the 2026 Notes offering, through September 30, 2021.

The indenture and supplements thereto relating to the 2026 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of September 30, 2021, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

Credit Facility

The outstanding balance under the Credit Facility as of October 27, 2021 was $185,850,000.

SBA-guaranteed Debentures

The total consolidated balance of SBA-guaranteed debentures outstanding as of October 27, 2021 was $250,000,000.

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

We have elected to be treated for U.S. federal tax purposes as a RIC under Subchapter M of the Code and intend to operate in a manner to qualify annually for a tax treatment applicable to RICs. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2021, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances

On April 4, 2018, the Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018. As of September 30, 2021, our asset coverage ratio was 195%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of September 30, 2021, we had $785.7 million (at fair value) invested in 74 portfolio companies. As of September 30, 2021, our portfolio included approximately 81% of first lien debt, 7% of second lien debt, 3% of unsecured debt and 9% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2021 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$640,788,167	$638,474,668
Senior Secured – Second Lien	79,793,715	58,044,145
Unsecured Debt	18,768,588	18,889,424
Equity	47,684,288	70,290,513
Total Investments	$787,034,758	$785,698,750

(1) Includes unitranche investments, which account for 10.8% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2021 and December 31, 2020, we had unfunded commitments of $27.3 million and $28.9 million, respectively, to provide debt financing for 25 and 19 portfolio companies, respectively. As of September 30, 2021, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2021:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$134,934,002	$140,149,278	17.84%
Texas	153,685,119	137,561,456	17.51%
Illinois	70,410,297	71,619,407	9.12%
Arizona	50,756,093	54,977,354	7.00%
Pennsylvania	37,478,573	37,440,711	4.77%
New Jersey	38,098,810	35,942,765	4.57%
Canada	34,853,727	34,994,775	4.45%
Ohio	31,969,747	33,689,339	4.29%
Wisconsin	25,928,215	26,285,445	3.35%
Washington	22,751,096	22,809,080	2.90%
New York	18,887,234	20,849,341	2.65%
United Kingdom	21,307,905	19,818,875	2.53%
Georgia	11,189,933	18,646,664	2.37%
Indiana	17,684,153	17,811,311	2.27%
Maryland	16,871,320	17,018,750	2.17%
Minnesota	15,868,408	15,807,229	2.01%
Colorado	15,172,493	15,195,900	1.93%
Florida	13,126,961	13,449,457	1.71%
District of Columnbia	11,929,982	12,762,500	1.62%
Missouri	9,893,021	10,565,000	1.34%
North Carolina	10,520,082	10,481,000	1.33%
Massachusetts	10,297,773	10,297,773	1.31%
Tennessee	4,306,570	4,323,554	0.55%
Puerto Rico	8,613,244	2,161,786	0.28%
Virginia	500,000	630,000	0.08%
Utah	-	410,000	0.05%
	$787,034,758	$785,698,750	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2020:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	$151,640,862	$135,146,776	20.68%
California	86,050,467	92,069,851	14.09%
Illinois	57,330,756	57,535,404	8.81%
Arizona	50,822,139	52,015,600	7.96%
New Jersey	38,228,359	37,765,139	5.78%
Ohio	34,109,657	35,827,682	5.48%
Wisconsin	22,721,856	22,827,500	3.49%
Canada	21,318,659	21,540,925	3.30%
New York	19,527,594	20,547,579	3.14%
Tennessee	19,832,576	19,959,613	3.05%
United Kingdom	20,159,650	18,727,500	2.87%
South Carolina	15,834,471	18,132,490	2.77%
Indiana	17,741,889	18,026,339	2.76%
Maryland	16,970,057	17,064,250	2.61%
Florida	12,404,739	12,299,545	1.88%
Alabama	12,252,768	12,252,768	1.88%
Washington	11,803,768	11,801,363	1.81%
Missouri	9,956,554	10,720,000	1.64%
Pennsylvania	9,884,148	9,900,000	1.52%
Virginia	7,505,287	7,759,020	1.19%
Washington, D.C.	6,937,907	7,030,512	1.08%
Georgia	685,000	6,420,000	0.98%
North Carolina	4,979,153	2,925,000	0.45%
Puerto Rico	8,613,244	2,589,639	0.40%
Massachusetts	1,317,406	1,780,000	0.27%
Utah	-	760,000	0.11%
	$658,628,966	$653,424,495	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2021:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$159,012,118	$168,449,139	21.44%
Healthcare & Pharmaceuticals	99,744,266	99,533,534	12.67%
Aerospace & Defense	81,055,347	79,828,943	10.16%
Media: Advertising, Printing & Publishing	45,606,217	43,306,492	5.51%
Capital Equipment	37,102,848	38,713,465	4.93%
Media: Broadcasting & Subscription	31,303,573	35,080,631	4.46%
Beverage, Food, & Tobacco	33,878,852	34,401,058	4.38%
Consumer Goods: Non-durable	29,645,617	29,124,666	3.71%
Consumer Goods: Durable	28,461,095	28,855,225	3.67%
Software	21,531,074	23,866,607	3.04%
Services: Consumer	38,047,798	21,893,601	2.79%
Education	21,395,007	21,555,671	2.74%
High Tech Industries	21,414,367	21,540,925	2.74%
Transportation & Logistics	18,172,123	18,278,855	2.33%
Containers, Packaging, & Glass	17,587,981	17,828,219	2.27%
Metals & Mining	16,871,320	17,018,750	2.17%
FIRE: Real Estate	15,708,184	15,708,184	2.00%
Chemicals, Plastics, & Rubber	14,688,506	14,681,563	1.87%
Automotive	11,055,168	11,025,000	1.40%
Construction & Building	10,504,933	10,516,664	1.34%
Environmental Industries	10,766,852	10,270,000	1.31%
Utilities: Oil & Gas	9,897,299	9,850,000	1.25%
Energy: Oil & Gas	11,077,017	9,531,558	1.21%
Finance	2,507,196	4,590,000	0.58%
Hotel, Gaming, & Leisure	-	250,000	0.03%
	$787,034,758	$785,698,750	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2020:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$102,005,864	$109,873,364	16.82%
Healthcare & Pharmaceuticals	87,198,279	82,945,887	12.69%
Aerospace & Defense	53,615,886	52,184,338	7.99%
Beverage, Food, & Tobacco	39,339,090	41,012,620	6.28%
Media: Broadcasting & Subscription	31,889,423	34,418,869	5.27%
High Tech Industries	33,571,427	33,793,693	5.17%
Consumer Goods: Durable	27,802,124	27,780,032	4.25%
Environmental Industries	25,454,549	24,977,427	3.82%
Education	26,428,607	24,494,108	3.75%
Services: Consumer	38,026,487	22,600,924	3.46%
Media: Advertising, Printing & Publishing	21,903,057	21,348,217	3.27%
Capital Equipment	20,005,255	20,680,904	3.17%
Finance	18,016,762	19,435,000	2.97%
Transportation & Logistics	18,690,276	18,944,945	2.90%
Retail	15,834,471	18,132,490	2.77%
Containers, Packaging, & Glass	17,853,813	17,890,000	2.74%
Metals & Mining	16,970,057	17,064,250	2.61%
Consumer goods: non-durable	13,272,383	12,930,000	1.98%
Automotive	11,028,125	11,028,125	1.69%
Construction & Building	10,446,055	10,750,000	1.65%
Energy: Oil & Gas	11,015,013	9,991,177	1.53%
Utilities: Oil & Gas	9,884,148	9,900,000	1.52%
Chemicals, Plastics, & Rubber	6,605,024	6,808,125	1.04%
Software	1,772,791	4,430,000	0.66%
Hotel, Gaming, & Leisure	-	10,000	—%
	$658,628,966	$653,424,495	100.00%

At September 30, 2021, our average portfolio company investment at both amortized cost and fair value was approximately $10.6 million, and our largest portfolio company investment at amortized cost and fair value was $21.4 million and $23.0 million, respectively. At December 31, 2020, our average portfolio company investment at amortized cost and fair value was approximately $10.0 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.4 million and $21.6 million, respectively.

At September 30, 2021, 95% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 5% bore interest at fixed rates. At December 31, 2020, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 7% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2021 and December 31, 2020 was 8.3% and 8.3%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, investments as of September 30, 2021 and December 31, 2020 was approximately 7.8% and 7.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $37.8 million and $18.5 million, respectively.

Investment Activity

During the nine months ended September 30, 2021, we made an aggregate of $243.3 million (net of fees) of investments in 18 new portfolio companies and 24 existing portfolio companies. During the nine months ended September 30, 2021, we received an aggregate of $123.6 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our investment portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

•	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2021			As of December 31, 2020
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$181.4	23%	19	$87.3	14%	12
2	501.3	64%	45	496.5	76%	45
3	95.1	12%	7	61.3	9%	6
4	3.7	0%	1	—	—%	—
5	4.3	1%	2	8.3	1%	3
Total	$785.7	100%	74	$653.4	100%	66

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2021, we had four loans on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 1.1% at fair value. As of December 31, 2020, we had three loans on non-accrual status that represented approximately 4.3% of our loan portfolio at cost and 1.0% at fair value. As of September 30, 2021 and December 31, 2020, $8.4 million and $7.1 million of income from investments on non-accrual has not been accrued, respectively.

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

Comparison of the Three Months and Nine Months Ended September 30, 2021 and 2020

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2021 and 2020.

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2021	2020	2021	2020
Interest income(1)	$16.2	$13.7	$44.2	$41.6
PIK interest	0.2	-	0.6	0.6
Miscellaneous fees(1)	0.6	0.3	1.3	0.9
Total	$17.0	$14.0	$46.1	$43.1

(1)	For the three and nine months ended September 30, 2021, we recognized $0.8 million and $1.3 million, respectively, of non-recurring income related to early repayments, and amendments to specific loan positions. For the three and nine months ended September 30, 2020, we recognized $0.5 million and $1.5 million, respectively, of non-recurring income related to early repayments, amendments to specific loan positions, and the recognition of previously reserved income from a prior period.

The increase in total income for the three and nine months ended September 30, 2021 is due to the growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	base management and incentive fees;

•	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staff);

•	transfer agent, dividend paying agent and custodial fees and expenses;

•	U.S. federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of distributing any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2021 and 2020.

	Three months ended		Nine months ended
	September 30,		September 30,
	(dollars in millions)		(dollars in millions)
	2021	2020	2021	2020
Operating Expenses
Management fees	$3.5	$2.8	$9.7	$8.3
Valuation Fees	0.1	0.1	0.3	0.2
Administrative services expenses	0.4	0.4	1.4	1.3
Income incentive fees	1.5	0.5	1.5	2.0
Capital gain incentive fees	1.7	-	1.8	(0.9)
Professional fees	0.3	0.2	0.8	0.8
Directors’ fees	0.1	0.1	0.2	0.3
Insurance expense	0.1	0.1	0.4	0.3
Interest expense and other fees	4.9	3.9	13.9	12.2
Income tax expense	0.2	0.4	0.7	0.9
Other general and administrative	0.2	0.2	0.8	0.7
Total Operating Expenses	$13.0	$8.7	$31.5	$26.1

The increase in operating expenses for the three months ended September 30, 2021 and nine months ended September 30, 2021, was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures and Notes, (2) higher management fees due to a larger investment portfolio, and (3) higher incentive fees due to portfolio performance.

Net Investment Income

For the three months ended September 30, 2021, net investment income was $4.1 million, or $0.21 per common share (based on 19,486,003 weighted-average common shares outstanding at September 30, 2021).

For the three months ended September 30, 2020, net investment income was $5.3 million, or $0.27 per common share (based on 19,486,003 weighted-average common shares outstanding at September 30, 2020).

For the nine months ended September 30, 2021, net investment income was $14.7 million, or $0.75 per common share (based on 19,486,003 weighted-average common shares outstanding at September 30, 2021).

For the nine months ended September 30, 2020, net investment income was $17.0 million, or $0.87 per common share (based on 19,466,647 weighted-average common shares outstanding at September 30, 2020).

Net investment income for the three months ended September 30, 2021 decreased slightly from the three months ended September 30, 2020 as a result of increased operating expenses, as discussed above. Net investment income for the nine months ended September 30, 2021 increased from the nine months ended September 30, 2021 as a result of portfolio growth.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2021 totaled $67.6 ($123.6 Q3 YTD - $56.0 Q2 YTD from Q2 10-Q) million, and net realized gains totaled $7.9 million, primarily attributable to realizations of our equity investments in a few portfolio companies.

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2020 totaled $40.1 million, and net realized gains totaled $0.2 million.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2021 totaled $123.6 million, and net realized gains totaled $6.6 million, primarily attributable to realizations of our equity investments in a few portfolio companies.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2020 totaled $82.4 million, and net realized losses totaled ($2.4) million, primarily attributable to a loss on conversion of debt from a specific investment..

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments and cash equivalents for the three months ended September 30, 2021 and 2020 totaled $2.1 million and $2.1 million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the nine months ended September 30, 2021 and 2020 totaled $3.9 million and ($11.1) million, respectively.

The change in unrealized appreciation for the three and nine months ended September 30, 2021 was due primarily to the accounting reversal upon realization of one portfolio company.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2021 and 2020, we recognized a benefit (provision) for income tax on unrealized investments of ($606.4) thousand and ($92.7) thousand, respectively, for the Taxable Subsidiaries. For the nine months ended September 30, 2021 and 2020, we recognized a benefit (provision) for income tax on unrealized investments of ($586.5) thousand and ($122.7) thousand, respectively. As of September 30, 2021 and December 31, 2020, there was a deferred tax liability of $946.1 thousand and $359.6 thousand on the Consolidated Statement of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2021, net increase in net assets resulting from operations totaled $12.8 million, or $0.66 per common share (based on 19,486,003 weighted-average common shares outstanding at September 30, 2021).

For the three months ended September 30, 2020, net increase in net assets resulting from operations totaled $7.5 million, or $0.39 per common share (based on 19,486,003 weighted-average common shares outstanding at September 30, 2020).

For the nine months ended September 30, 2021, net increase in net assets resulting from operations totaled $23.3 million, or $1.20 per common share (based on 19,486,003 weighted-average common shares outstanding at September 30, 2021).

For the nine months ended September 30, 2020, net decrease in net assets resulting from operations totaled $3.4 million, or $0.17 per common share (based on 19,466,647 weighted-average common shares outstanding at September 30, 2020).

The increase in net assets resulting from operations for the three months ended September 30, 2021 was higher than the increase in net assets resulting from operations for the three months ended September 30, 2020 primarily due to higher realized gains in the current period as compared to the prior period.

The increase in net assets resulting from operations for the nine months ended September 30, 2021 was higher than the increase in net assets resulting from operations for the nine months ended September 30, 2020 primarily due to higher realized gains and unrealized appreciation on investments, as compared to the prior period.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of ($102.1) million for the nine months ended September 30, 2021, primarily in connection with the purchase and origination of new portfolio investments, some of which was offset by repayment of portfolio investments. Our financing activities for the nine months ended September 30, 2021 provided cash of $121.4 million due to the issuance of our 2026 Notes offset by the repayment of our 2022 Notes, issuance of additional SBA-guaranteed debentures, and net repayments on our Credit Facility.

Our operating activities provided net cash of $12.4 million for the nine months ended September 30, 2020, primarily in connection with the unrealized appreciation of portfolio investments. Our financing activities for the nine months ended September 30, 2020 provided cash of $10.1 million due net borrowings under our Credit Facility.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 28, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of September 30, 2021 and December 31, 2020, our asset coverage ratio was 195% and 223%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $37.8 million and $18.5 million, respectively. Cash held within the SBIC subsidiaries is generally restricted to the origination of new SBIC-eligible loans and the payment of SBA debentures, related interest expense and fund-expenses. Distributions from positive retained earnings available for distribution are made to the BDC as provided in the SBICs’ limited partnership agreements.

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of September 30, 2021, we were in compliance with these covenants.

As of September 30, 2021 and December 31, 2020, the outstanding balance under the Credit Facility was $189.8 million and $174.0 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $3.7 million in connection with the Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2021 and December 31, 2020, $1.9 million and $2.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

Interest is payable monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2021 and 2020 (in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest expense	$1.4	$1.3	$3.7	$4.7
Loan fee amortization	0.1	0.2	0.4	0.5
Commitment fees on unused portion	0.1	-	0.2	0.1
Total interest and financing expenses	$1.6	$1.5	$4.3	$5.3

Weighted average interest rate	2.8%	2.8%	2.8%	3.3%
Effective interest rate (including fee amortization)	3.2%	3.4%	3.3%	3.8%
Average debt outstanding	$191.9	$181.1	$174.1	$187.2

Cash paid for interest and unused fees	$1.4	$1.3	$3.9	$5.0

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2021 and December 31, 2020, the SBIC subsidiary had $75.0 million in regulatory capital, as such term is defined by the SBA, and $150.0 million of SBA-guaranteed debentures outstanding.

As of September 30, 2021 and December 31, 2020, the SBIC II subsidiary had $87.5 million and $40.0 million in regulatory capital and $100.0 million and $26.5 million of SBA-guaranteed debentures outstanding, respectively. See Note 10 to the Consolidated Financial Statements for further detail on the SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $403.2 million and $277.4 million in assets at September 30, 2021 and December 31, 2020, respectively, which accounted for approximately 48.8% and 41.1% of our total consolidated assets at September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2021 and December 31, 2020 the SBA-guaranteed debentures would be deemed to be Level 3 as defined in Note 6 to the Consolidated Financial Statements).

As of September 30, 2021, we have incurred $9.3 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of September 30, 2021 and December 31, 2020, $5.7 million and $3.3 million of prepaid financing costs had yet to be amortized, respectively. These prepaid financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2021 and 2020 (in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest expense	$1.7	$1.3	$4.6	$4.0
Debenture fee amortization	0.3	0.2	0.8	0.5
Total interest and financing expenses	$2.0	$1.5	$5.4	$4.5

Weighted average interest rate	2.7%	3.3%	2.8%	3.3%
Effective interest rate (including fee amortization)	3.2%	3.8%	3.3%	3.8%
Average debt outstanding	$246.2	$161.0	$220.4	$161.0

Cash paid for interest	$3.2	$2.7	$5.9	$5.3

Notes Offering

On August 21, 2017, we issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, we issued an additional $6.38 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, we caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. We redeemed all $48.875 million in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a loss on debt extinguishment of $0.5 million due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statement of Operations for the nine months ended September 30, 2021.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three and nine months ended September 30, 2021 and 2020 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest expense	$-	$0.7	$0.3	$2.1
Deferred financing costs	-	0.1	0.1	0.3
Total interest and financing expenses	$-	$0.8	$0.4	$2.4
Loss on extinguishment of debt (1)	-	-	0.5	-

Weighted average interest rate (2)	0.0%	5.7%	5.7%	5.7%
Effective interest rate (including fee amortization) (2)	0.0%	6.4%	6.4%	6.4%
Average debt outstanding (3)	$-	$48.9	$48.9	$48.9
Cash paid for interest	$-	$0.7	$0.5	$2.1

(1)	The loss on debt extinguishment is not included in interest expense or net investment income

(2)	Excludes the loss on debt extinguishment

(3)	For the nine months ended September 30, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021; the repayment date of the 2022 Notes

On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable semi-annually beginning September 30, 2021

We used the net proceeds from this offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of September 30, 2021, the aggregate carrying amount of the 2026 Notes were approximately $100.0 million.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2020, the fair value of the 2022 Notes was $49.2 million. The 2026 Notes are institutional, non-traded notes. The carrying value of the 2026 Notes approximates fair value.

In connection with the issuance of the 2026 Notes, we have incurred $2.3 million of fees which are being amortized over the term of the 2026 Notes, of which $2.0 million remains to be amortized as of September 30, 2021. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three and nine months ended September 30, 2021 and 2020 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest expense	$1.2	$-	$3.5	$-
Deferred financing costs	0.1	-	0.3	-
Total interest and financing expenses	$1.3	$-	$3.8	$-

Weighted average interest rate	4.8%	0.0%	4.9%	0.0%
Effective interest rate (including fee amortization)	5.3%	0.0%	5.3%	0.0%
Average debt outstanding (1)	$100.0	$-	$100.0	$-
Cash paid for interest	$3.5	$-	$3.5	$-

(1) Calculated for the period from January 14, 2021, the date of the 2026 Notes offering, through September 30, 2021.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2021 and December 31, 2020, our off-balance sheet arrangements consisted of $27.3 million and $28.9 million, respectively, of unfunded commitments to provide debt financing to 25 and 19 of our portfolio companies, respectively. As of September 30, 2021, we had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.

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

Subsequent Events

Credit Facility

The outstanding balance under the Credit Facility as of October 27, 2021 was $185.9 million.

SBA-guaranteed Debentures

The total consolidated balance of SBA-guaranteed debentures outstanding as of October 27, 2021 was $250.0 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2021 and December 31, 2020, 95% and 93% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, and are indexed to 30-day, 90-day or 120-day LIBOR rates, subject to an interest rate floor. As of September 30, 2021 and December 31, 2020, the weighted average interest rate floor on our floating rate loans was 1.18% and 1.21%, respectively.

Assuming that the Statement of Assets and Liabilities as of September 30, 2021 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

(dollars in millions)
Change in Basis Points(2)	Interest Income	Interest Expense (3)	Net Interest Income (1)
Up 200 basis points	$7.4	(3.8)	$3.6
Up 150 basis points	4.1	(2.8)	1.3
Up 100 basis points	1.5	(1.9)	(0.4)
Up 50 basis points	0.5	(0.9)	(0.4)

(1) Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the Consolidated Financial Statements for more information on the incentive fee.

(2) The three month LIBOR rate at September 30, 2021 was 13 basis points. This table assumes LIBOR would not fall below zero.

(3) Includes the impact of the 25 basis points LIBOR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2021 and 2020, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as set forth below, there have been no material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

As of the filing date of this Quarterly Report, there is a continued outbreak of the COVID-19 pandemic, for which the World Health Organization has declared a global pandemic and the United States has declared a national emergency. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to such restrictions elsewhere. Beginning in December 2020, the U.S. Food and Drug Administration authorized certain vaccines for emergency use. However, it remains unclear how quickly the vaccines will be distributed or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Delays in distributing the vaccines or an actual or perceived failure to achieve “herd immunity” could lead people to continue to refrain from participating in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2021, including for the reasons described below. Although the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, and a second and third stimulus package on December 27, 2020 and March 11, 2021, respectively, which provided $900 billion and $1.9 trillion, respectively, in resources to small businesses and individuals as well as certain industries and state and local governments that have been adversely affected by the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited or may benefit from such legislation or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have drawn, particularly in the beginning of the COVID-19 pandemic, on a higher percentage of the available revolving loans made available by us. While the levels of draw on available revolving loans have generally returned to pre-COVID-19 pandemic levels, some of our portfolio companies with such available revolving loans may draw or continue to draw on such loans at a higher level than before the COVID-19 pandemic, subject to availability under the terms of such loans.

Our investments in the aerospace & defense industry are subject to unique risks relating to technological developments, regulatory changes and global economic conditions.

Our investments in portfolio companies that operate in the aerospace & defense industry represent 10.16% of our total portfolio as of September 30, 2021. Portfolio companies in the aerospace & defense sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

Dated: October 28, 2021	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
Name: Robert T. Ladd
Title: Chief Executive Officer and President

By:	/s/ W. Todd Huskinson
Name: W. Todd Huskinson
Title: Chief Financial Officer