Form 10-K
period 2021-12-31
Stellus Capital Investment Corp
filed 2022-03-01
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2021 was: $223,604,797.
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of March 1, 2022 was 19,517,595.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2021

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
Additionally, pursuant to an exemptive order applicable to all BDCs that was issued by the SEC on April 8, 2020, we were able, through December 31, 2021, and subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with the private funds, other BDCs, and registered investment companies covered by the Order (the “Affiliated Funds”), even if such Affiliated Funds have not previously invested in such existing portfolio company. Without this order, these Affiliated Funds would not have been able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us.
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
We have elected, have qualified, and intend to qualify annually to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2021, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we timely distribute to our stockholders.
On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.
On April 4, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018 and we can now borrow $2.00 for investment purposes for every $1.00 of investor equity. As of December 31, 2021, our asset coverage ratio was 203%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
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

SBIC Licenses
Two of our wholly owned subsidiaries Stellus Capital SBIC LP and Stellus Capital SBIC II LP (together, the “SBIC subsidiaries” and individually, the “SBIC I subsidiary” and “SBIC II subsidiary,” respectively) hold a license to operate as small business investment companies (“SBICs”). Current Small Business Administration (“SBA”) regulations allow an SBIC to obtain leverage by issuing debentures guaranteed by the SBA up to a maximum of $175 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary, SBA approval, and other requirements. SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. We believe that the SBA-guaranteed debentures are an attractive source of debt capital.
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
The global impact of the outbreak continues to evolve, and many countries reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. While several countries, as well as certain states in the United States, have lifted public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. The Federal Food and Drug Administration authorized vaccines produced for emergency use starting in December 2020, and such vaccines have been distributed nationally; however, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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

•
We are subject to risks related to corporate social responsibility.

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
The following table provides a summary of our portfolio investments as of December 31, 2021:
As of December 31, 2021 ($ in millions)
Number of investments in portfolio companies	73
Fair value(a)	$772.9
Cost	$785.0
% of portfolio at fair value – first lien debt(b)	83.6%
% of portfolio at fair value – second lien debt	7.4%
% of portfolio at fair value – unsecured debt	0.6%
% of portfolio at fair value – equity	8.4%
Weighted-average annual yield(c)	8.0%

(a)
As of December 31, 2021, $683.2 million of our debt investments at fair value were at floating interest rates, which represented approximately 96% of our total portfolio of debt investments at fair value. As of December 31, 2021, $24.8 million of our debt investments at fair value were at fixed interest rates, which represented approximately 4% of our total portfolio of debt investments at fair value.

(b)
Includes unitranche investments, which account for 1.6% of our portfolio at fair value.

(c)
The weighted average yield on all of our debt investments as of December 31, 2021, was approximately 8.0%, of which approximately 7.4% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2021 and December 31, 2020 was approximately 7.5% and 7.9%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or PIK interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

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
Competitive Strengths
We believe that the following competitive strengths will allow us to achieve positive returns for our investors:
Experienced Investment Team.
Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management senior investment professionals, including its senior investment professionals who have an average of over 32 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing debt and equity securities through market cycles. We believe the members of Stellus Capital Management’s senior investment team are proven and experienced, with extensive capabilities in credit investing, having participated in these markets for the predominant portion of their careers. We believe that these characteristics enhance the quantity and quality of investment opportunities available to us.
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
Resources of Stellus Capital Management Platform.
We have access to the resources and capabilities of Stellus Capital Management, which has 17 investment professionals, including Robert T. Ladd, Dean D’Angelo, and Joshua T. Davis, who are supported by five managing directors, three vice presidents and four analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. Huskinson, who serves as our Chief Financial Officer and Chief Compliance Officer, and his staff of nine finance and operations professionals.
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
With an average of over 32 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment professionals of Stellus Capital Management have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancing, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through equity co-investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.
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
Second Lien Debt   Second lien debt is structured as junior, secured loans with second priority liens on an issuer’s assets. These loans typically provide for moderate loan amortization in the initial years of the loan, with the majority of the amortization deferred until loan maturity.
Unsecured Debt
Unsecured debt, including senior unsecured and subordinated loans, is not be secured by any collateral and is effectively subordinated to the borrower’s secured indebtedness (to the extent of the collateral securing such indebtedness), including pursuant to one or more intercreditor agreements that we enter into with holders of a borrower’s senior debt.
Senior Unsecured Loans   Senior unsecured loans are structured as loans that rank senior in right of payment to any of the borrower’s unsecured indebtedness that is contractually subordinated to such loans. These loans generally provide for fixed interest rates and amortize evenly over the term of the loan. Senior unsecured loans are generally less volatile than subordinated loans due to their priority over subordinated loans.
Subordinated Loans   Subordinated loans are structured as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred to maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated loans are generally more volatile than secured loans and senior unsecured loans and may involve a greater risk of loss of principal as compared to other types of loans. Subordinated loans often include a PIK feature, which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.
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
Specifically, Stellus Capital Management’s monitoring system consists of the following activities:
Regular Investment Committee Updates   Key portfolio company developments are discussed each week as part of the standard investment committee meeting agenda.
Written Reports   The deal teams provide periodic written updates as appropriate for key events that impact portfolio company performance or valuation. In addition, deal teams provide written updates following each portfolio company board meeting.
Quarterly Full Portfolio Review   Stellus Capital Management’s Chief Investment Officer and our Chief Compliance Officer perform a quarterly comprehensive review of every portfolio company with the deal teams. This process includes a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, the valuation of each portfolio investment for which a market quotation is not readily available is reviewed by our independent third-party valuation firm at least twice annually. In addition, portfolio investments that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board based on the input of our Stellus Capital Management’s investment professionals and our Board’s audit committee.
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
In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available may be valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board based on the input of Stellus Capital Management’s investment professionals and audit committee. In addition, our Board retains one or more independent valuation firms to review at least twice annually, the valuation of each portfolio investment for which a market quotation is not readily available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.
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

•
the Board then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management’s investment professionals, the independent valuation firm and the audit committee of the Board.

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

Duration and Termination
Unless terminated earlier as described below, the investment advisory agreement will continue in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the independent directors. The investment advisory agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Stellus Capital Management and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the investment advisory agreement without penalty upon 60 days’ written notice. See Item 1A. “Risk Factors — Risks Related to our Operations” in this Annual Report on Form 10-K. We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
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
Board Approval of the Investment Advisory Agreement
Our Board, including a majority of our independent directors, approved the investment advisory agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the investment advisory agreement on January 12, 2022. In its consideration of the investment advisory agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:
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
We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending December 31 (c) any income and capital gain net income that we recognized in preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate-level U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
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
SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses (together with their affiliates) include businesses that have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller enterprises” as defined by the SBA. A smaller enterprise is a business (together with their affiliates) that has a net worth not exceeding $6 million and has average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility of a small business or a smaller enterprise, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales of the business and its affiliates. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
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
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $175.0 million with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to

SBA approval. The maximum leverage available to a “family” of SBIC funds is $350.0 million, subject to SBA approval. As of December 31, 2021, our SBIC I subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value. As of December 31, 2021, our SBIC II subsidiary had $87.5 million in regulatory capital and $100.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value.
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
The SBA restricts the ability of SBICs to repurchase their capital stock. The SBA restricts the ability of an SBIC to provide financing to an “associate” as defined in the SBA regulations, without prior written approval from the SBA. SBA regulations also prohibit, without prior SBA approval, include restrictions on a “change of control” or “change in ownership” of transfer of an SBIC (as such terms are defined in the SBA regulations) and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiaries may also be limited in their ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.
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
Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, war, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “— The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”
General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.
In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.
The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:
•
available current market data, including relevant and applicable market trading and transaction comparables;

•
Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.

•
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

•
Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.

•
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
The COVID-19 pandemic is having, and any future outbreaks of COVID-19 could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks of COVID-19, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect us and our portfolio companies.

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
Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the investment advisory agreement. Stellus Capital Management’s investment committee consists of five members, including Messrs. Ladd, and D’Angelo, each a member of our Board, Mr. Huskinson, chief financial officer and chief compliance officer for us and Stellus Capital Management and Messrs. Davis and Overbergen, each a senior investment professional of Stellus Capital Management. The loss of any of Messrs. Ladd, and D’Angelo or Huskinson may limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The members of Stellus Capital Management’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Stellus Capital Management. Similarly, Stellus Capital Management and its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Stellus Capital Management and its affiliates currently manage private credit funds and another business development company that have an investment strategy that is similar to, overlapping with or identical to our investment strategy, and with which we co-invest. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.
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
Generally, the management and incentive fees payable by us to Stellus Capital Management may create an incentive for Stellus Capital Management to use the additional available leverage. For example, the fact that the base management fee that we pay to Stellus Capital Management is payable based upon our gross assets (which includes any borrowings for investment purposes) may encourage Stellus Capital Management to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of additional leverage may increase the likelihood of our default on our borrowings, which would disfavor holders of our common stock.
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
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. A proposal, approved by our stockholders at our 2020 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This approval will expire on the earlier of our 2020 annual stockholder meeting or June 24, 2021, the one-year anniversary of our 2020 annual stockholders meeting. The proposal approved by our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. In addition, we cannot issue shares of our common stock below net asset value unless our Board determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.
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
As of December 31, 2021, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
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
As a publicly traded company, we incur legal, accounting, investor relations and other expenses, including costs associated with corporate governance requirements, such as those under the Sarbanes-Oxley Act, other rules implemented by the SEC and the listing standards of the NYSE.
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
As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.
As of January 1, 2020, we are a non-accelerated filer under the Exchange Act and, therefore, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.
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
On June 20, 2014 and August 14, 2019, our wholly-owned subsidiaries, SBIC I and SBIC II, respectively, received licenses from the SBA to operate as SBICs. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forgo attractive investment opportunities that are not permitted under SBA regulations.
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
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, escalating border tensions and/or war between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact our operating results and the operating results of our portfolio companies.
Risks Related to our Investments
Economic recessions or downturns could impair our portfolio companies, which would harm our operating results.
Many of the portfolio companies in which we make, and expect to make, investments, including those currently included in our portfolio, are likely to be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
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
On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.
Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates (“IBORs”). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.
On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement benchmark rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations and unit price. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, to still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.
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
As of December 31, 2021, our investments in Services: Business companies represented 22.9% of our total portfolio, at fair value. Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.
Our investments in the business services industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.
Our investments in portfolio companies that operate in the business services industry represent 22.93% of our total portfolio as of December 31, 2021. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’

preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
We may be subject to risks associated with our investments in the healthcare industry.
Our investments in portfolio companies that operate in the healthcare & pharmaceuticals industry represent 12.88% of our total portfolio as of December 31, 2021. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.
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
The 2026 Notes are not and will not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. In addition, the 2026 Notes will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities (total liabilities, less debt). As of December 31, 2021 we had $$177.3 million in outstanding indebtedness under our Credit Facility. The indebtedness under the Credit Facility is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness.
The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2026 Notes are obligations exclusively of Stellus Capital Investment Corporation, and not of any of our subsidiaries. None of our subsidiaries are or will be a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including the SBIC subsidiaries. As of December 31, 2021, our subsidiaries had total indebtedness outstanding of $$250.0 million. Certain of these entities (excluding our SBIC subsidiaries) currently serve as guarantors under our Credit Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes.
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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SCM.” As of January 31, 2022, we had nine stockholders of record, which did not include stockholders for whom shares are held in nominee or street name.
We generally intend to pay distributions to our stockholders out of assets legally available for distribution. Our distributions and their frequency, if any, will be determined by our board of directors. From January 2014 through March 2020, we paid aggregate monthly distributions of $0.1133 per share on our common shares. For the period April 2020 through December 2020, we paid quarterly distributions of $0.25 per share on our common shares. For the period January 2021 through June 2021, we paid monthly distributions of $0.0833 per share on our common shares. For the period July 2021 through September 2021, we paid monthly distributions of $0.1000 per share on our common shares. For the period October 2021 through December 2021, we paid monthly distributions of $0.0933 per share on our common shares. Payment of dividends on our common shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to shareholders in the future.
Recent Sales of Unregistered Securities
During the years ended December 31, 2021 and 2019, we did not issue shares of common stock under the distribution reinvestment program (“DRIP”). During the year ended December 31, 2020, we issued a total of 21,666 shares of common stock under DRIP. Issuances under the DRIP are not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP for the year ended December 31, 2020 was $228,943.
Use of Proceeds from Recent Sales of Registered Securities
On November 16, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Keef Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the Equity Distribution Agreement, the Company may, issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program (the “ATM Program”) to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies
In November 2021, the Company sold 31,592 shares of common stock through the ATM Program for net proceeds of $442,770, which was used to repay borrowings under the Credit Facility.
Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2021, as a part of our DRIP, we purchased 79,591 shares of our common stock for an average price per share of $13.08 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2021 – January 31, 2021	—	$—
Febuary 1, 2021 – Febuary 29, 2021	8,630	11.19
March 1, 2021 – March 31, 2021	7,480	12.66
April 1, 2021 – April 30, 2021	6,963	13.68
May 1, 2021 – May 31, 2021	6,771	12.86
June 1, 2021 – June 30, 2021	6,674	13.30
July 1, 2021 – July 31, 2021	6,684	12.73
August 1, 2021 – August 31, 2021	7,727	13.50
September 1, 2021 – September 30, 2021	7,514	13.43
October 1, 2021 – October 31, 2021	7,711	13.47
November 1, 2021 – November 30, 2021	6,571	14.33
December 1, 2021 – December 31, 2021	6,866	13.16
Total	79,591	$13.08
Price Range of Common Stock
Our shares of common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “SCM.” In connection with our initial public offering, our shares of common stock began trading on November 8, 2012, and before that date, there was no established trading market for shares of our common stock.
The following table sets forth, for each fiscal quarter of the three most recent fiscal years, the range of high and low closing prices of our common stock as reported on the NYSE and the sales price as a percentage of our net asset value (“NAV”).
Fiscal Year Ended	NAV Per Share(1)	Closing Sales Price(2)		Premium or Discount of High Sales NAV(3)	Premium or Discount of Low Sales NAV(3)
		High	Low
December 31, 2021
Fourth quarter	$14.61	$14.65	$12.38	0.27%	-15.26%
Third quarter	$14.15	$13.61	$12.45	-3.82%	-12.01%
Second quarter	$14.07	$13.66	$12.40	-2.91%	-11.87%
First quarter	$14.03	$12.70	$10.18	-9.48%	-27.44%
December 31, 2020
Fourth quarter	$14.03	$12.07	$8.04	-13.97%	-42.69%
Third quarter	$13.17	$8.94	$7.22	-32.12%	-45.18%
Second quarter	$13.34	$8.75	$5.58	-34.41%	-58.17%
First quarter	$11.55	$15.03	$5.06	30.13%	-56.19%
December 31, 2019
Fourth quarter	$14.14	$14.46	$13.02	2.26%	-7.92%
Third quarter	$14.40	$14.62	$12.80	1.53%	-11.11%
Second quarter	$14.29	$14.58	$13.49	2.03%	-5.60%
First quarter	$14.32	$15.20	$13.27	6.15%	-7.33%

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
Stock Performance Graph
This graph compares the return on our shares of common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through February 28, 2022. The graph assumes that, at inception, a person invested $100 in each share of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
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
[Reserved]

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
We have elected, have qualified, and intend to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2021, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.
On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.
On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of December 31, 2021, our asset coverage ratio was 203%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
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
The global impact of the outbreak continues to evolve, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. While several countries, as well as certain states in the United States, have lifted public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. The Federal Food and Drug Administration authorized vaccines produced for emergency use starting in December 2020, and such vaccines have been distributed nationally; however, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
As of December 31, 2021, we had $ 772.9 million (at fair value) invested in 73 companies. As of December 31, 2021, our portfolio included approximately 84% of first lien debt (including unitranche investments), 7% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2021 was as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$652,561,144	$646,352,935
Senior Secured – Second Lien	79,806,598	$56,733,110
Unsecured Debt	5,030,143	$4,883,854
Equity	47,608,072	$64,903,427
Total Investments	$785,005,957	$772,873,326

(1)
Includes unitranche investments, which account for 1.6% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2020, we had $653.4 million (at fair value) invested in 66 companies. As of December 31, 2020, our portfolio included approximately 78% of first lien debt (including unitranche investments), 11% of second lien debt, 3% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2020 was as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$508,060,059	$508,673,064
Senior Secured – Second Lien	93,636,285	70,720,186
Unsecured Debt	22,212,888	21,191,245
Equity	34,719,734	52,840,000
Total Investments	$658,628,966	$653,424,495

(1)
Includes unitranche investments, which account for 13.0% of our portfolio at December 31, 2020 fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2021 and December 31, 2020, we had unfunded commitments of $31.0 million and $28.9 million, respectively, to provide debt financing for 32 and 19 portfolio companies, respectively. As of December 31, 2021, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.
The following is a summary of geographical concentration of our investment portfolio as of December 31, 2021:
	Cost	Fair Value	% of Total Investments at fair value
California	153,793,390	157,446,299	20.37%
Texas	161,550,893	142,657,160	18.46%
Illinois	69,780,236	71,066,882	9.20%
Pennsylvania	42,866,707	42,604,002	5.51%
Washington	41,067,458	40,790,941	5.28%
Ohio	36,551,789	38,218,517	4.94%
Arizona	31,165,320	31,117,284	4.03%
New York	25,161,998	27,334,823	3.54%
Wisconsin	25,880,018	25,893,643	3.35%
New Jersey	25,518,474	23,548,670	3.05%
United Kingdom	21,320,828	19,537,231	2.53%
Georgia	11,066,059	19,045,442	2.46%
Maryland	16,838,603	16,974,999	2.20%
Minnesota	15,922,220	15,688,073	2.03%
Colorado	15,151,135	14,980,283	1.94%
South Carolina	13,270,660	13,270,530	1.71%
Canada	13,418,371	13,265,324	1.71%
Florida	12,966,130	13,220,344	1.71%
District of Columbia	11,798,134	13,137,892	1.70%
Missouri	9,871,933	10,600,866	1.37%
North Carolina	10,503,957	10,360,521	1.34%
Massachusetts	10,281,055	10,348,341	1.34%
Puerto Rico	8,760,589	1,149,047	0.15%
Virginia	500,000	616,212	0.08%
	$785,005,957	$772,873,326	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2020:
	Cost	Fair Value	% of Total Investments at Fair Value
Texas	$151,640,862	$135,146,776	20.68%
California	86,050,467	92,069,851	14.09%
Illinois	57,330,756	57,535,404	8.81%
Arizona	50,822,139	52,015,600	7.96%
New Jersey	38,228,359	37,765,139	5.78%
Ohio	34,109,657	35,827,682	5.48%
Wisconsin	22,721,856	22,827,500	3.49%
Canada	21,318,659	21,540,925	3.30%
New York	19,527,594	20,547,579	3.14%
Tennessee	19,832,576	19,959,613	3.05%
United Kingdom	20,159,650	18,727,500	2.87%
South Carolina	15,834,471	18,132,490	2.77%
Indiana	17,741,889	18,026,339	2.76%
Maryland	16,970,057	17,064,250	2.61%
Florida	12,404,739	12,299,545	1.88%
Alabama	12,252,768	12,252,768	1.88%
Washington	11,803,768	11,801,363	1.81%
Missouri	9,956,554	10,720,000	1.64%
Pennsylvania	9,884,148	9,900,000	1.52%
Virginia	7,505,287	7,759,020	1.19%
Washington, D.C.	6,937,907	7,030,512	1.08%
Georgia	685,000	6,420,000	0.98%
North Carolina	4,979,153	2,925,000	0.45%
Puerto Rico	8,613,244	2,589,639	0.40%
Massachusetts	1,317,406	1,780,000	0.27%
Utah	—	760,000	0.11%
	$658,628,966	$653,424,495	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2021:
	Cost	Fair Value	% of Total Investments at fair value
Services: Business	$167,253,835	$177,242,299	22.93%
Healthcare & Pharmaceuticals	104,933,428	99,584,343	12.89%
Aerospace & Defense	66,503,939	63,467,579	8.21%
Media: Advertising, Printing & Publishing	53,136,718	51,125,659	6.62%
Media: Broadcasting & Subscription	39,319,912	42,892,137	5.55%
Consumer Goods: Durable	36,216,806	36,537,445	4.73%
Beverage, Food, & Tobacco	34,089,805	33,791,047	4.37%
Consumer Goods: Non-Durable	30,597,444	29,447,632	3.81%
Construction & Building	27,333,360	27,282,504	3.53%
Environmental Industries	26,826,229	26,355,789	3.41%
Software	21,498,947	23,841,617	3.08%
Services: Consumer	40,034,415	22,682,119	2.93%
Transportation & Logistics	18,583,797	18,934,004	2.45%
Containers, Packaging, & Glass	17,557,212	17,710,907	2.29%
Metals & Mining	16,838,603	16,974,999	2.20%
FIRE: Real Estate	15,694,701	15,824,998	2.05%
Chemicals, Plastics, & Rubber	14,638,210	14,288,322	1.85%
Education	11,053,167	11,053,167	1.43%
Automotive	11,064,612	10,800,000	1.40%
Energy: Oil & Gas	11,098,912	10,461,417	1.35%
Utilities: Oil & Gas	9,901,900	9,800,000	1.27%
Capital Equipment	8,322,806	8,182,736	1.06%
Finance	2,507,199	4,108,356	0.53%
Hotel, Gaming, & Leisure	—	484,250	0.06%
	$785,005,957	$772,873,326	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2020:
	Cost	Fair Value	% of Total Investments at Fair Value
Services: Business	$102,005,864	$109,873,364	16.82%
Healthcare & Pharmaceuticals	87,198,279	82,945,887	12.69%
Aerospace & Defense	53,615,886	52,184,338	7.99%
Beverage, Food, & Tobacco	39,339,090	41,012,620	6.28%
Media: Broadcasting & Subscription	31,889,423	34,418,869	5.27%
High Tech Industries	33,571,427	33,793,693	5.17%
Consumer Goods: Durable	27,802,124	27,780,032	4.25%
Environmental Industries	25,454,549	24,977,427	3.82%
Education	26,428,607	24,494,108	3.75%
Services: Consumer	38,026,487	22,600,924	3.46%
Media: Advertising, Printing & Publishing	21,903,057	21,348,217	3.27%
Capital Equipment	20,005,255	20,680,904	3.17%
Finance	18,016,762	19,435,000	2.97%
Transportation & Logistics	18,690,276	18,944,945	2.90%
Retail	15,834,471	18,132,490	2.77%
Containers, Packaging, & Glass	17,853,813	17,890,000	2.74%
Metals & Mining	16,970,057	17,064,250	2.61%
Consumer goods: non-durable	13,272,383	12,930,000	1.98%
Automotive	11,028,125	11,028,125	1.69%
Construction & Building	10,446,055	10,750,000	1.65%
Energy: Oil & Gas	11,015,013	9,991,177	1.53%
Utilities: Oil & Gas	9,884,148	9,900,000	1.52%
Chemicals, Plastics, & Rubber	6,605,024	6,808,125	1.04%
Software	1,772,791	4,430,000	0.66%
Hotel, Gaming, & Leisure	—	10,000	—%
	$658,628,966	$653,424,495	100.00%
At December 31, 2021, our average portfolio company investment at amortized cost and fair value was approximately $10.8 million and $10.6 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $ 21.3 million and $ 20.5 million, respectively. At December 31, 2020, our average portfolio company investment at amortized cost and fair value was approximately $10.0 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.4 million and $21.6 million, respectively.
At December 31, 2021, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as London Interbank Offered Rate (“LIBOR”), and 4% bore interest at fixed rates. At December 31, 2020, 93% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 7% bore interest at fixed rates.
The weighted average yield on all of our debt investments as of December 31, 2021 and December 31, 2020 was approximately 8.0% and 8.3%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2021 and December 31, 2020 was approximately 7.5% and 7.9%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.
As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $44.2 million and $18.5 million, respectively.
Investment Activity
During the year ended December 31, 2021, we made $387.3 million of investments in 26 new portfolio companies and 37 existing portfolio companies. During the year ended December 31, 2021, we received an aggregate of $287.6 million in proceeds from repayments of our investments.
During the year ended December 31, 2020, we made $152.0 million of investments in 10 new portfolio companies and 20 existing portfolio companies. During the year ended December 31, 2020, we received $128.8 million in proceeds principally from prepayments of our investments, including $38.3 million from amortization of certain other investments.
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

	(dollars in millions)
	As of December 31, 2021			As of December 31, 2020
Investment Category	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies(1)
1	$63.6	8%	12	$87.3	14%	12
2	585.0	76%	48	496.5	76%	45
3	118.4	15%	10	61.3	9%	6
4	3.7	1%	1	—	—%	—
5	2.2	—%	2	8.3	1%	3
Total	$772.9	100%	73	$653.4	100%	66

Loans and Debt Securities on Non-Accrual Status
We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2021, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 0.8% at fair value. As of December 31, 2020, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 4.3% of our loan portfolio at cost and 1.0% at fair value. As of December 31, 2021 and December 31, 2020, $10.4 million and $7.1 million of income from investments on non-accrual has not been accrued, respectively.
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
Comparison of the Years ended December 31, 2021, 2020, and 2019
Revenues
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
The following shows the breakdown of investment income for the years ended December 31, 2021, 2020, and 2019 (in millions).
	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Interest Income(1)	$60.7	$54.7	$56.5
PIK Income	0.9	0.7	0.4
Miscellaneous fees(1)	2.1	1.3	2.0
Total	$63.7	$56.7	$58.9

(1)
For the years ended December 31, 2021, 2020, and 2019, we recognized $2.8, million, $2.1 million and $2.8 million of non-recurring income, respectively. Non-recurring income was related to early repayments, the recognition of previously reserved income from a prior period, and amendments to specific loan positions.

The increase in interest income from the year ended December 31, 2020 to the year ended December 31, 2021 was due primarily to growth in the overall investment portfolio. The decrease in interest income from the year ended December 31, 2019 to the year ended December 31, 2020 was due primarily to a decline in the market indices that are used for the floating rate loans, subject to interest rate floors.

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

The following shows the breakdown of operating expenses for the years ended December 31, 2021, 2020 and 2019 (in millions).

Operating Expenses	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Management Fees	$13.2	$11.1	$9.7
Valuation Fees	0.3	0.3	0.3
Administrative services expenses	1.8	1.8	1.7
Income incentive fees	3.0	2.5	5.8
Capital gain incentive (reversal) fees	2.9	(0.4)	0.8
Professional fees	1.1	1.0	1.0
Directors’ fees	0.3	0.4	0.4
Insurance expense	0.5	0.3	0.3
Interest expense and other fees	18.7	16.0	15.0
Income tax expense	1.1	0.8	0.9
Other general and administrative	1.0	0.9	0.6
Total Operating Expenses	$43.9	$34.7	$36.5
The increase in operating expenses for the year ended December 31, 2020 to the year ended December 31, 2021 was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures and Notes, (2) higher management fees due to a larger investment portfolio, and (3) higher incentive fees due to portfolio performance. The decrease in operating expenses for the year ended December 31, 2019 to the year ended December 31, 2020 was primarily due to lower income incentive fees, as a result of pre-incentive fee net investment income being lower than the hurdle rate, mainly due to lower LIBOR rates over the period; and the reversal of a previously accrued capital gains incentive fee, which resulted from realized losses incurred over the period. The decrease was offset by an increase in management fees, directly related to the growth of our portfolio and an increase in interest expense due to the higher balances on the Credit Facility and SBA-guaranteed debentures (as defined below) outstanding during the period.
Net Investment Income
For the year ended December 31, 2021, net investment income was $19.8 million, or $1.01 per common share based on 19,489,750 weighted-average common shares outstanding. For the year ended December 31, 2020, net investment income was $22.0 million, or $1.13 per common share based on 19,471,500 weighted-average common shares outstanding. For the year ended December 31, 2019, net investment income was $22.4 million, or $1.23 per common share based on 18,275,696 weighted-average common shares outstanding.
Net investment income for the year ended December 31, 2021 decreased compared to the year ended December 31, 2020 as a result of higher operating expenses as explained in the “Expenses” section above.
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
Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2021 totaled $287.6 million and net realized gains totaled $23.7 million. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2020 totaled $128.6 million and net realized losses totaled $(10.1) million. Proceeds from the sales and repayments of investments and amortization of certain other investments for the year ended December 31, 2019 totaled $128.2 million and net realized gains totaled $19.6 million. Net realized gains during the year ended December 31, 2021 resulted primarily by gains from the realization of our equity investments in certain portfolio companies. Net realized losses during the year ended December 31, 2020 resulted primarily from the disposition of a loan in our portfolio, partially offset by gains from the realization of our equity investments in certain portfolio companies. Net realized gains for the year ended December 31, 2019 resulted primarily from the realization of our equity investments in certain portfolio companies.
Net Change in Unrealized Appreciation (Depreciation) of Investments
Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.
Net change in unrealized (depreciation) appreciation on investments and cash equivalents for the year ended December 31, 2021, 2020 and 2019 totaled ($6.9) million, $8.6 million, and ($15.5) million, respectively.
The change in unrealized depreciation in 2021 was primarily due to realizations on equity investments previously written up. The change in unrealized appreciation in 2020 was primarily due to portfolio company specific performance on several of our equity investments. The change in unrealized depreciation in 2019 was primarily due to write downs on specific investments.
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
For the year ended December 31, 2021, we recognized a deferred tax asset related to unrealized depreciation on certain equity investments for income tax at our Taxable Subsidiaries of $510.9 thousand. For the years ended December 31, 2020 and 2019, we recognized a deferred tax provision related to unrealized appreciation on certain equity investments for income tax at our Taxable Subsidiaries of $224.9 thousand and $66.8 thousand, respectively.
For the year ended December 31, 2021, we recognized tax expense related to the realized gains on certain equity investments at our taxable subsidiaries of $3.0 million. There was no such tax expense for the years ended December 31, 2020 and 2019. As of December 31, 2021, a tax liability related to the taxes on realized gains of $2.4 million was included on the Consolidated Statement of Assets and Liabilities. As of December 31, 2020 and 2019, no tax liability related to the taxes on realized gains were included on the Consolidated Statement of Assets and Liabilities. As of December 31, 2021 a deferred tax asset of $151.3 thousand, along with a deferred tax liability of $359.6 thousand as of December 31, 2020 was included in Consolidated Statement of Assets and Liabilities.
Net Increase in Net Assets Resulting from Operations
Net increase in net assets resulting from operations totaled $33.6 million, or $1.72 per common share based on weighted-average shares of 19,489,750 outstanding for the year ended December 31, 2021, as compared to $20.2 million, or $1.04 per common share based on weighted-average shares of 19,471,500  outstanding for the year ended December 31, 2020, as compared to $26.4 million, or $1.45 per common share based on weighted-average shares of 18,275,696 outstanding for the year ended December 31, 2019.
The net increase in net assets resulting from operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due primarily to a larger amount of realized gains,

offset by unrealized depreciation. The decrease in net assets for the year ended December 31, 2020 was primarily due to net realized losses, offset by net unrealized gains.
Financial condition, liquidity and capital resources
Cash Flows from Operating and Financing Activities
Our operating activities used net cash of $76.2 million for the year ended December 31, 2021, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2021 provided cash of $101.9 million primarily from proceeds from the 2026 Notes issuance, SBA-guaranteed debentures, and net borrowings on our Credit Facility.
Our operating activities used net cash of $3.5 million for the year ended December 31, 2020, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. The decrease in net cash used in operating activities over the period is because we did not make any new investments during the first half of 2020, due to the COVID-19 pandemic. Our financing activities for the year ended December 31, 2020 provided cash of $5.8 million primarily from proceeds from SBA-guaranteed debentures, net borrowings on our Credit Facility, and proceeds from the issuance of common stock.
Our operating activities used net cash of $93.3 million for the year ended December 31, 2019, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2019 provided cash of $92.0 million, primarily from proceeds from the issuance of common stock, proceeds from SBA-guaranteed debentures and net borrowings on our Credit Facility.
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
Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of December 31, 2021 and December 31, 2020, our asset coverage ratio was 203% and 223%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $44.2 million and $18.5 million, respectively.
Credit Facility
On October 11, 2017, we entered a senior secured revolving credit agreement, dated as of October 10, 2017, as amended, that was amended and restated on September 18, 2020 and December 21, 2021 with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).
The Credit Facility, as amended and restated, provides for borrowings up to a maximum of $250.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $280.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.
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
Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of December 31, 2021, we were in compliance with these covenants.
As of December 31, 2021 and December 31, 2020, the outstanding balance under the Credit Facility was $177.3 million and $174.0 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $3.8 million in connection with the current Credit Facility, which were capitalized and are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2021 and 2020, $1.9 million and $2.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility.

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2021, 2020, and 2019 (dollars in millions):
	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$4.9	$5.8	$5.1
Loan fee amortization	0.5	0.6	0.5
Commitment fees on unused portion	0.3	0.2	0.4
Administration fees	0.1	0.1	—
Total interest and financing expenses	$5.8	$6.7	$6.0
Weighted average interest rate	2.8%	3.2%	4.8%
Effective interest rate (including fee amortization)	3.3%	3.7%	5.7%
Average debt outstanding	$176.9	$181.9	$106.2
Cash paid for interest and unused fees	$5.3	$6.3	$5.2
SBA-guaranteed debentures
Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2021 and 2020, the SBIC subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA.
As of December 31, 2021 and 2020, the SBIC II subsidiary had $87.5 million and $40.0 million in regulatory capital, respectively.
On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.
On a stand-alone basis, the SBIC subsidiaries held $403.3 million and $277.3 million in assets at December 31, 2021 and 2020, respectively, which accounted for approximately 49.1% and 41.1% of our total consolidated assets at December 31, 2021 and 2020, respectively.
SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA-guaranteed debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. As of December 31, 2021 and 2020, the SBIC subsidiaries had $250.0 million and $176.50 of the SBA-guaranteed debentures outstanding, respectively. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
As of December 31, 2021 and 2020, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair value of the SBA-guaranteed debentures is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2021 and 2020, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.
As of December 31, 2021, we have incurred $9.3 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries have received their licenses, which were recorded as prepaid loan fees. As of December 31, 2021 and 2020, $5.4 million and $3.3 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):
	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$6.4	$5.4	$5.2
Debenture fee amortization	1.1	0.7	0.6
Total interest and financing expenses	$7.5	$6.1	$5.8
Weighted average interest rate	2.8%	3.3%	3.4%
Effective interest rate (including fee amortization)	3.3%	3.8%	3.8%
Average debt outstanding	$227.8	$161.6	$151.9
Cash paid for interest	$5.9	$5.3	$5.0
Notes Offering
On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, the Company caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. The Company redeemed all $48,875,000 in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on debt extinguishment of $539,250 due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statement of Operations for the year ended December 31, 2021.
The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2021, 2020, 2019 (in millions):
	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$0.3	$2.8	$2.8
Deferred financing costs	0.1	0.3	0.3
Total interest and financing expenses	$0.4	$3.1	$3.1
Loss on debt extinguishment(1)	0.5
Weighted average interest rate(2)	5.7%	5.7%	5.8%
Effective interest rate (including fee amortization)(2)	6.4%	6.4%	6.4%
Average debt outstanding(3)	$48.9	$48.9	$48.9
Cash paid for interest	$0.5	$2.8	$2.8

(1)
The loss on debt extinguishment is not included in interest expense or net investment income

(2)
Excludes the loss on debt extinguishment

(3)
For the year ended December 31, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021; the repayment date of the 2022 Notes

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes is payable semi-annually beginning September 30, 2021.
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
In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2,327,835 of fees, which are being amortized over the term of the 2026 Notes, of which $1,897,027 remains to be amortized as of December 31, 2021. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and deferred financing costs on the 2026 years ended December 31, 2021, 2020, 2019 (in millions):
	For the year ended	For the year ended	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$4.7	$—	$—
Deferred financing costs	0.4	—	—
Total interest and financing expenses	$5.1	$—	$—
Weighted average interest rate	4.9%	—%	—%
Effective interest rate (including fee amortization)	5.3%	—%	—%
Average debt outstanding	$100.0	$—	$—
Cash paid for interest	$3.5	$—	$—
Contractual Obligations
As of December 31, 2021, our future fixed commitments for cash payments on contractual obligations for each of the next five years and thereafter are as follows:
	Total	2022	2023	2024	2025	2026	2027 and thereafter
	(dollars in thousands)
Credit Facility payable	$177,340	—	—	—	—	$177,340	—
Notes payable	$100,000	—	—	—	—	$100,000	—
SBA-guaranteed debentures	$250,000	—	—	—	$26,000	$39,000	$185,000
Total	$527,340	$—	$—	$—	$59,113	$283,227	$185,000
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2021, our only off-balance sheet arrangements consisted of $30.7 of unfunded commitments to provide debt financing to 32 existing portfolio companies and $0.3 in unfunded equity commitments to 1 existing portfolio company. As of December 31, 2020, our only off-balance sheet arrangements consisted of $28.9 million unfunded commitments to provide debt financing to 19 of our portfolio companies. As of December 31, 2021, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility to fund such unfunded commitments should the need arise.
Regulated Investment Company Status and Dividends
We have elected, have qualified, and intend to qualify annually to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as we maintain our qualification as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders as dividends on a timely basis.
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
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year to avoid a U.S. federal excise tax on our undistributed earnings of a RIC. As of December 31, 2021, we had $25,182,518 of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2021.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.
We consider the most significant accounting policies related to estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses to be those related to Investment Valuation.
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2021 and 2020, our Investment Portfolio valued at fair value represented approximately 94% and 97%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note 1 to the Consolidated Financial Statements contained herein for a detailed discussion of our investment portfolio valuation process and procedures.
Due to the inherent uncertainty in the valuation process, our determination of fair value for our Investment Portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.
We believe our Investment Portfolio as of December 31, 2021 and 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
Subsequent Events
Investment Portfolio
On February 1, 2022, we invested $6.2 million in the first lien term loan and committed $0.1 million in the unfunded revolver of BLP Buyer, Inc., a distributor of lifting solutions. Additionally, we invested $0.8 million in the equity of the company.

On February 7, 2022, we invested $5.4 million in the first lien term loan and committed $0.1 million in the unfunded revolver and $0.1 million in the unfunded delayed draw term loan of Service Minds Company, LLC, a provider of residential electrical services.
On February 10, 2022, we invested $1.0 million in the first lien term loan of NuSource Financial, LLC, an existing portfolio company.
On February 15, 2022, we invested £10.0 million pounds sterling ($13.5 million dollars) in the first lien term loan and committed $0.1 million in the unfunded delayed draw term loan and $0.1 million in the unfunded revolver of a provider of Oracle-focused IT services. Additionally, we invested $0.7 million in the equity of the company.
On February 24, 2022, we invested $13.5 million in the first lien term loan and committed $0.1 million in the unfunded revolver of BDS Solutions Intermediateco, LLC, a leading provider of outsourced marketing services.
Credit Facility
The outstanding balance under the Credit Facility as of March 1, 2022 was $202.3 million.
SBA-guaranteed Debentures
The outstanding balance under SBA-guaranteed debentures as of March 1, 2022 was $260.0 million.
Dividend Declared
On January 13, 2022, the Company’s Board declared a regular monthly distribution for each of January, February and March 2022 as follows:
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/13/2022	1/27/2022	1/28/2022	2/15/2022	$0.0933
1/13/2022	2/24/2022	2/25/2022	3/15/2022	$0.0933
1/13/2022	3/30/2022	3/31/2022	4/15/2022	$0.0933

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. U.S. and global capital markets and credit markets have experienced a higher level of stress due to the COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. The U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. For the year ended December 31, 2021 and 2020, 96% and 93% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day or 90-day LIBOR rates, subject to an interest rate floor. As of December 31, 2021 and 2020, the weighted average interest rate floor on our floating rate loans was 1.13% and 1.21%, respectively.

Assuming that the Statement of Assets and Liabilities as of December 31, 2021 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:
	($ in millions)
Change in Basis Points	Interest Income	Interest Expense	Net Interest Income(1)
Up 200 basis points	$7.4	(3.5)	3.9
Up 150 basis points	4.1	(2.7)	1.4
Up 100 basis points	1.2	(1.8)	(0.6)
Up 50 basis points	0.1	(0.9)	(0.8)

(1)
Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2021 and 2020, we did not engage in hedging activities.

Item 8.
Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Stellus Capital Investment Corporation
Opinion on the financial statements
We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2021 and 2020, by correspondence with portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of investments
As described further in Note 6 to the financial statements, the Company had investments in portfolio companies with a fair value of $772,873,326. Investment values are based on prices or valuation techniques that require inputs that are significant and unobservable. The determination of fair value also requires management judgement. As such, we identified fair value of investments as a critical audit matter.

The principal considerations for our determination that the fair value of investments is a critical audit matter are that the assets are valued using unobservable inputs, which are considered level 3 in nature under the valuation hierarchy of US GAAP. In addition, investments at fair value is material to the financial statements, and there is a high level of judgement in determining the fair value. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement required significant auditor judgement.
Our audit procedures related to the fair value of investments included the following, among others.
•
Testing the design and operating effectiveness of relevant controls over management’s process relating to the fair value measurement of investments.

•
With the assistance of internal valuation specialists to evaluate and test management’s process to develop valuation estimates, we performed audit procedures to determine that the data, methods, and assumptions used to determine investment fair value was reasonable for a selection of investments. We also tested the mathematical accuracy of investment valuations. Certain key inputs/assumptions tested by us included the following:

•
Discount rate

•
Credit yields

•
Market multiples

•
Revenue and EBITDA multiples

•
Weighting between valuation techniques,

•
In testing the inputs/assumptions above, we considered available third-party market information, current economic conditions, and client specific source information.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2012.
Dallas, Texas
March 1, 2022

PART I — FINANCIAL INFORMATION
STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
	December 31, 2021	December 31, 2020
ASSETS
Non-controlled, non-affiliated investments, at fair value
(amortized cost of $785,005,957 and $658,628,966, respectively)	$772,873,326	$653,424,495
Cash and cash equivalents	44,174,856	18,477,602
Receivable for sales and repayments of investments	536,105	215,929
Interest receivable	2,944,599	2,189,448
Other receivables	54,752	25,495
Deferred tax asset	151,278	—
Deferred offering costs	14,888	90,000
Prepaid expenses	512,214	487,188
Total Assets	$821,262,018	$674,910,157
LIABILITIES
Notes payable	$98,102,973	$48,307,518
Credit Facility payable	175,451,116	171,728,405
SBA-guaranteed debentures	244,615,903	173,167,496
Dividends payable	1,171,059	—
Management fees payable	3,454,225	2,825,322
Income incentive fees payable	1,749,130	681,660
Capital gains incentive fees payable	3,388,151	521,021
Interest payable	3,693,662	2,144,085
Unearned revenue	529,726	523,424
Administrative services payable	386,368	391,491
Deferred tax liability	—	359,590
Income tax payable	3,269,514	724,765
Other accrued expenses and liabilities	338,958	174,731
Total Liabilities	$536,150,785	$401,549,508
Commitments and contingencies (Note 7)
Net Assets	$285,111,233	$273,360,649
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,517,595 and 19,486,003 issued and outstanding, respectively)	$19,518	$19,486
Paid-in capital	274,559,121	276,026,667
Accumulated undistributed surplus (deficit)	10,532,594	(2,685,504)
Net Assets	$285,111,233	$273,360,649
Total Liabilities and Net Assets	$821,262,018	$674,910,157
Net Asset Value Per Share	$14.61	$14.03

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
INVESTMENT INCOME
Interest income	$61,536,686	$55,350,781	$56,895,990
Other income	2,142,308	1,307,533	2,015,899
Total Investment Income	$63,678,994	$56,658,314	$58,911,889
OPERATING EXPENSES
Management fees	$13,169,606	$11,084,450	$9,703,706
Valuation fees	313,437	290,445	265,103
Administrative services expenses	1,798,966	1,781,603	1,691,764
Income incentive fees	3,043,470	2,527,813	5,809,672
Capital gains incentive fees	2,867,131	(359,892)	799,876
Professional fees	1,082,917	950,716	1,040,011
Directors’ fees	315,000	394,816	383,000
Insurance expense	482,140	384,774	352,382
Interest expense and other fees	18,721,058	15,950,087	14,976,024
Income tax expense	1,102,374	771,134	903,905
Other general and administrative expenses	1,006,428	890,465	547,637
Total Operating Expenses	$43,902,527	$34,666,411	$36,473,080
Net Investment Income	$19,776,467	$21,991,903	$22,438,809
Net realized gain (loss) on non-controlled, non-affiliated investments	$23,710,167	$(10,129,859)	$19,565,903
Loss on debt extinguishment	$(539,250)	$—	$—
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	$(6,928,160)	$8,555,274	$(15,501,951)
Net change in unrealized appreciation on non-controlled, affiliated investments	$—	$—	$2,185
Benefit (provision) for taxes on net unrealized depreciation (appreciation) on investments	$510,868	$(224,877)	$(66,760)
Provision for taxes on realized gain on investments	$(2,957,220)	$—	$—
Net Increase in Net Assets Resulting from Operations	$33,572,872	$20,192,441	$26,436,001
Net Investment Income Per Share—basic and diluted	$1.01	$1.13	$1.23
Net Increase in Net Assets Resulting from Operations Per Share—basic and diluted	$1.72	$1.04	$1.45
Weighted Average Shares of Common Stock Outstanding— basic and diluted	19,489,750	19,471,500	18,275,696
Distributions Per Share—basic and diluted	$1.14	$1.15	$1.36

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated undistirbuted surplus (deficit)	Net Assets
Balances at December 31, 2018	15,953,810	$15,954	$228,160,491	$(3,331,438)	$224,845,007
Net investment income	—	—	—	22,438,809	22,438,809
Net realized gain on non-controlled, non-affiliated investments	—	—	—	19,565,903	19,565,903
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(15,501,951)	(15,501,951)
Net change in unrealized appreciation on non-controlled, affiliated investments	—	—	—	2,185	2,185
Provision for taxes on unrealized appreciation on investments	—	—	—	(66,760)	(66,760)
Return of capital and other tax related adjustments			(366,375)	366,375	—
Distributions from net investment income	—	—	—	(10,000,000)	(10,000,000)
Distributions from net realized capital gains	—	—	—	(15,038,173)	(15,038,173)
Issuance of common stock, net of offering costs(1)	3,177,936	3,178	44,322,975	—	44,326,153
Balances at December 31, 2019	19,131,746	$19,132	$272,117,091	$(1,565,050)	$270,571,173
Net investment income	—	—	—	21,991,903	21,991,903
Net realized loss on non-controlled, non-affiliated investments	—	—	—	(10,129,859)	(10,129,859)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	8,555,274	8,555,274
Provision for taxes on unrealized appreciation on investments	—	—	—	(224,877)	(224,877)
Return of capital and other tax related adjustments			(1,090,064)	1,090,064	—
Distributions from net investment income	—	—	—	(22,402,959)	(22,402,959)
Issuance of common stock, net of offering costs(1)	354,257	354	4,999,640	—	4,999,994
Balances at December 31, 2020	19,486,003	$19,486	$276,026,667	$(2,685,504)	$273,360,649
Net investment income	—	—	—	19,776,467	19,776,467
Net realized gain on non-controlled, non-affiliated investments	—	—	—	23,710,167	23,710,167
Loss on debt extinguishment				(539,250)	(539,250)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(6,928,160)	(6,928,160)
Benefit for taxes on unrealized depreciation on investments	—	—	—	510,868	510,868
Provision for taxes on realized gain on investments				(2,957,220)	(2,957,220)
Return of capital and other tax related adjustments			(1,861,213)	1,861,213	—
Distributions from net investment income	—	—	—	(21,201,567)	(21,201,567)
Distributions from net realized capital gains	—	—	—	(1,014,420)	(1,014,420)
Issuance of common stock, net of offering costs(1)	31,592	32	393,667	—	393,699
Balances at December 31, 2021	19,517,595	$19,518	$274,559,121	$10,532,594	$285,111,233

(1)
See Note 4 to the Consolidated Financial Statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$33,572,872	$20,192,441	$26,438,186
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(387,281,160)	(152,007,165)	(246,438,384)
Proceeds from sales and repayments of investments	287,639,512	128,627,422	128,206,318
Net change in unrealized depreciation (appreciation) on investments	6,928,160	(8,555,274)	15,499,766
Increase in investments due to PIK	(939,030)	(664,992)	(415,933)
Amortization of premium and accretion of discount, net	(2,412,991)	(2,098,788)	(1,774,469)
Deferred tax (benefit) provision	(510,868)	224,877	66,760
Amortization of loan structure fees	518,930	647,872	519,995
Amortization of deferred financing costs	444,153	333,316	332,407
Amortization of loan fees on SBA-guaranteed debentures	1,088,132	701,068	623,900
Net realized (gain) loss on investments	(23,703,499)	10,129,859	(19,565,903)
Loss on debt extinguishment	539,250	—	—
Changes in other assets and liabilities
(Increase) decrease in interest receivables	(755,151)	725,262	873,974
(Increase) decrease in other receivable	(29,257)	—	59,751
Increase in prepaid expenses	(25,026)	(118,967)	(23,600)
Increase in management fees payable	628,903	129,542	511,805
Increase (decrease) in income incentive fees payable	1,067,470	(936,849)	(318,029)
Increase (decrease) in capital gains incentive fees payable	2,867,130	(359,892)	799,875
(Decrease) increase in administrative services payable	(5,123)	(21,787)	21,087
Increase (decrease) in interest payable	1,549,577	(178,229)	458,748
Increase (decrease) in unearned revenue	6,302	(36,344)	149,175
Increase (decrease) in income tax payable	2,544,749	(192,235)	600,908
Increase (decrease) in other accrued expenses and liabilities	164,227	(28,730)	87,559
Net Cash Used In Operating Activities	$(76,102,738)	$(3,487,593)	$(93,286,104)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$449,515	$4,794,994	$45,862,239
Sales load for commons stock issued	(2,489)	(18,169)	(1,015,127)
Offering costs paid for common stock issued	(53,327)	(95,681)	(503,042)
Stockholder distributions paid	(21,044,928)	(24,341,646)	(24,678,113)
Repayment of notes payable	(48,875,000)	—	—

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Proceeds from issuance of notes payable	100,000,000	—	—
Financing costs paid on notes payable	(2,237,835)	—	—
Proceeds from SBA-guaranteed debentures	73,500,000	15,500,000	11,000,000
Financing costs paid on SBA-guaranteed debentures	(3,139,725)	(577,425)	(467,850)
Financing costs paid on Credit Facility	(136,219)	(1,880,099)	(246,589)
Borrowings under Credit Facility	268,700,000	120,950,000	245,750,000
Repayments of Credit Facility	(265,360,000)	(108,500,000)	(183,750,000)
Partial share redemption	—	(94)	755
Net Cash Provided by Financing Activities	$101,799,992	$5,831,880	$91,952,273
Net Increase (Decrease) in Cash and Cash Equivalents	$25,697,254	$2,344,287	$(1,333,831)
Cash and Cash Equivalents balance at beginning of period	18,477,602	16,133,315	17,467,146
Cash and Cash Equivalents Balance at End of Period	$44,174,856	$18,477,602	$16,133,315
Supplemental and Non-Cash Activities
Cash paid for interest expense	$15,099,656	$14,441,061	$13,035,976
Income and excise tax paid	1,445,000	940,000	280,000
Shares issued pursuant to Dividend Reinvestment Plan	—	228,943	—
Increase (decrease) in dividends payable	1,171,059	(2,167,630)	360,060
(Decrease) increase in deferred offering costs	(75,112)	90,000	(18,673)
Gain on conversion of equity investment	6,668	—	—

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Ad.Net Acquisition, LLC	(19)								Los Angeles, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.00%	7.00%		5/7/2021	5/7/2026	Services: Business	$15,510,294	15,303,443	15,277,640	5.36%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(9)	Equity					5/7/2021			7,794	77,941	81,692	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity					5/7/2021			7,015	701,471	735,229	0.26%
Total											$16,082,855	$16,094,561	5.65%
ADS Group Opco, LLC									Lakewood, CO
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.75%	1.00%	7.75%		6/4/2021	6/4/2026	Aerospace & Defense	$14,850,000	14,581,135	14,478,750	5.08%
Revolver	(33)(35)	First Lien	3M L+6.75%	1.00%	7.75%		6/4/2021	6/4/2026		$70,000	70,000	68,250	0.02%
Pluto Aggregator, LLC Class A Units		Equity					6/4/2021			77,626	288,691	250,169	0.09%
Pluto Aggregator, LLC Class B Units		Equity					6/4/2021			56,819	211,309	183,114	0.06%
Total											$15,151,135	$14,980,283	5.25%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan B (SBIC)	(2)(35)	First Lien	1M L+7.00%	1.00%	8.00%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,325,000	17,028,817	17,151,749	6.02%
GP ABX Holdings Partnership, L.P. Partner Interests	(4)	Equity					8/8/2018			644,737	528,395	559,158	0.20%
Total											$17,557,212	$17,710,907	6.22%
Anne Lewis Strategies, LLC	(20)								Washington, DC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.75%	1.00%	7.75%		3/5/2021	3/5/2026	Services: Business	$11,068,750	10,877,646	11,068,750	3.88%
SG AL Investment, LLC Common Units	(4)	Equity					3/5/2021			1,000	920,488	2,069,142	0.73%
Total											$11,798,134	$13,137,892	4.61%
APE Holdings, LLC									Deer Park, TX
Class A Units		Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	83,576	0.03%
Total											$375,000	$83,576	0.03%
Atmosphere Aggregator Holdings II, L.P.									Atlanta, GA
Common Units		Equity					1/26/2016		Services: Business	254,250	0	1,919,315	0.67%
Stratose Aggregator Holdings, L.P. Common Units		Equity					6/30/2015			750,000	0	5,661,697	1.99%
Total											$0	$7,581,012	2.66%
ArborWorks Acquisition LLC									Oakhurst, CA
Term Loan	(35)	First Lien	3M L+7.00%	1.00%	8.00%		11/23/2021	11/9/2026	Environmental Industries	$15,000,000	14,852,082	14,852,082	5.21%
Revolver	(31)(35)	First Lien	3M L+7.00%	1.00%	8.00%		11/23/2021	11/9/2026		$1,084,615	1,084,615	1,073,920	0.38%
ArborWorks Holdings LLC Units		Equity					12/29/2021			115	115,385	115,385	0.04%
Total											$16,052,082	$16,041,387	5.63%
ASC Communications, LLC	(17)								Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.00%	1.00%	6.00%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$3,395,062	3,385,618	3,395,062	1.19%
Term Loan	(35)	First Lien	1M L+5.00%	1.00%	6.00%		2/4/2019	6/29/2023		$5,771,605	5,744,381	5,771,605	2.02%
ASC Communications Holdings, LLC Class A Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529	0	1,304,094	0.46%
Total											$9,129,999	$10,470,761	3.67%
Café Valley, Inc.									Phoenix, AZ
Term Loan	(35)	First Lien	1M L+7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,901,190	15,715,924	15,344,649	5.38%
CF Topco LLC Units		Equity					8/28/2019			9,160	916,015	320,352	0.11%
Total											$16,631,939	$15,665,001	5.49%
Camp Profiles LLC	(8)(16)								Boston, MA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.00%	1.00%	7.00%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,224,375	10,031,055	10,071,009	3.53%
CIVC VI-A 829 Blocker, LLC Units		Equity					9/3/2021			250	250,000	277,332	0.10%
Total											$10,281,055	$10,348,341	3.63%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
CEATI International Inc.	(39)								Montreal, Canada
Term Loan	(5)(35)	First Lien	3M L+6.50%	1.00%	7.50%		2/19/2021	2/19/2026	Services: Business	$13,398,750	13,168,371	12,996,788	4.56%
CEATI Holdings, LP Class A Units	(5)	Equity					2/19/2021			250,000	250,000	268,536	0.09%
Total											$13,418,371	$13,265,324	4.65%
CF512, Inc.	(49)								Blue Bell, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.00%	1.00%	7.00%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,324,564	14,053,719	13,966,450	4.90%
Delayed Draw Term Loan	(35)(50)	First Lien	3M L+6.00%	1.00%	7.00%		9/1/2021	9/1/2026		$3,093,023	3,062,540	3,015,698	1.06%
StellPen Holdings, LLC Membership Interests		Equity					9/1/2021			22.09%	220,930	246,500	0.09%
Total											$17,337,189	$17,228,648	6.05%
Colford Capital Holdings, LLC									New York, NY
Class A Units	(5)	Equity					8/20/2015		Finance	38,893	195,036	22,408	0.01%
Total											$195,036	$22,408	0.01%
CompleteCase, LLC									Seattle, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025	Services: Consumer	$11,363,478	11,174,252	11,079,391	3.89%
Revolver A	(21)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025		$50,000	50,000	48,750	0.02%
Revolver B	(35)	First Lien	3M L+6.50%	1.00%	7.50%		11/18/2021	8/17/2022		$2,000,000	2,000,000	1,950,000	0.68%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(9)	Equity					12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity					12/21/2020			522	521,734	375,747	0.13%
Total											$13,745,991	$13,453,892	4.72%
Credit Connection, LLC	(36)								Fresno, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+5.50%	1.00%	6.50%		7/30/2021	7/30/2026	Software	$9,975,000	9,789,605	9,775,500	3.43%
Series A Units		Equity					7/30/2021			750,000	750,000	842,326	0.30%
Total											$10,539,605	$10,617,826	3.73%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan B	(35)	First Lien	3M L+9.00%	1.00%	10.00%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,882,235	15,717,629	14,532,245	5.10%
Health Monitor Holdings, LLC Series A Preferred Units		Equity					5/15/2019			1,000,000	1,000,000	215,580	0.08%
Total											$16,717,629	$14,747,825	5.18%
Douglas Products Group, LP									Liberty, MO
Partnership Interests		Equity					12/27/2018		Chemicals, Plastics, & Rubber	322	139,656	800,866	0.28%
Total											$139,656	$800,866	0.28%
Dresser Utility Solutions, LLC									Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,901,900	9,800,000	3.44%
Total											$9,901,900	$9,800,000	3.44%
DRS Holdings III, Inc.	(10)								St. Louis, MO
Term Loan	(35)	First Lien	3M L+5.75%	1.00%	6.75%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,800,000	9,732,277	9,800,000	3.44%
Total											$9,732,277	$9,800,000	3.44%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(6)(35)	First Lien	1M L+8.50%	1.50%	9.50%	0.50%	4/13/2018	4/13/2023	Energy: Oil & Gas	$9,368,725	9,310,842	9,087,663	3.19%
DTE Holding Company, LLC Class A-2 Units		Equity					4/13/2018			776,316	466,204	0	0.00%
DTE Holding Company, LLC Class AA Units		Equity					4/13/2018			723,684	723,684	605,420	0.21%
Total											$10,500,730	$9,693,083	3.40%
EC Defense Holdings, LLC									Reston, VA
Class B Units (SBIC)	(2)	Equity					7/31/2020		Services: Business	20,054	500,000	616,212	0.22%
Total											$500,000	$616,212	0.22%
EH Real Estate Services, LLC									Skokie, IL
Term Loan (SBIC)	(2)	First Lien	10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,954,099	7,803,059	7,834,788	2.75%
EH Holdco, LLC Series A Preferred Units		Equity					9/3/2021			7,892	7,891,642	7,990,210	2.80%
Total											$15,694,701	$15,824,998	5.55%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Elliott Aviation, LLC									Moline, IL
Term Loan	(6)(35)	First Lien	1M L+8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$17,641,992	17,408,385	17,024,522	5.97%
Revolver	(6)(35)	First Lien	1M L+8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025		$1,354,425	1,354,425	1,307,020	0.46%
SP EA Holdings, LLC Class A Units		Equity					1/31/2020			900,000	900,000	233,145	0.08%
Total											$19,662,810	$18,564,687	6.51%
Energy Labs Holding Corp.									Houston, TX
Common Stock		Equity					9/29/2016		Energy: Oil & Gas	598	598,182	768,334	0.27%
Total											$598,182	$768,334	0.27%
EOS Fitness Holdings, LLC									Phoenix, AZ
Class A Preferred Units		Equity					12/30/2014		Hotel, Gaming, & Leisure	118	0	218,008	0.08%
Class B Common Units		Equity					12/30/2014			3,017	0	266,242	0.09%
Total											$0	$484,250	0.17%
Exacta Land Surveyors, LLC	(23)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,544,375	16,385,082	16,048,044	5.63%
SP ELS Holdings LLC, Class A Units		Equity					2/8/2019			1,069,143	1,069,143	452,649	0.16%
Total											$17,454,225	$16,500,693	5.79%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(35)(40)	Second Lien	3M L+9.00%	1.50%	0.00%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,453,726	3,690,000	1.29%
Total											$4,453,726	$3,690,000	1.29%
Grupo HIMA San Pablo, Inc., et al	(25)								San Juan, PR
Term Loan B	(27)(35)(41)	First Lien	3M L+7.00%	1.50%	0.00%		2/1/2013		Healthcare & Pharmaceuticals	$4,061,688	4,061,688	670,178	0.24%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013			$4,109,524	4,109,524	0	0.00%
Term Loan	(38)(51)	First Lien	12.00%		0.00%		11/24/2021			$147,344	147,344	147,344	0.05%
Term Loan	(35)(38)(51)	First Lien	3M L+7.00%	1.50%	0.00%		11/24/2021			$442,033	442,033	331,525	0.12%
Total											$8,760,589	$1,149,047	0.41%
GS HVAM Intermediate, LLC									Carlsbad, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,765,248	12,687,507	12,765,248	4.48%
Revolver	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024		$2,651,515	2,651,515	2,651,515	0.93%
HV GS Acquisition, LP Class A Interests		Equity					10/2/2019			1,796	1,618,844	2,266,541	0.79%
Total											$16,957,866	$17,683,304	6.20%
HV Watterson Holdings, LLC	(37)								Schaumburg, IL
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/17/2021	12/17/2026	Services: Business	$13,436,603	13,167,870	13,167,870	4.62%
Revolver	(34)(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/17/2021	12/17/2026		$40,000	40,000	39,200	0.01%
HV Acquisition VI, LLC Class A Units		Equity					12/17/2021			1,084	1,084,126	1,084,126	0.38%
Total											$14,291,996	$14,291,196	5.01%
I2P Holdings, LLC									Cleveland, OH
Series A Preferred Units		Equity					1/31/2018		Services: Business	750,000	750,000	3,523,110	1.24%
Total											$750,000	$3,523,110	1.24%
ICD Holdings, LLC									San Francisco, CA
Class A Units	(4)(5)	Equity					1/1/2018		Finance	9,962	464,619	834,320	0.29%
Total											$464,619	$834,320	0.29%
Infolinks Media Buyco, LLC	(43)								Ridgewood, NJ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.00%	7.00%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,525,000	8,359,127	8,359,127	2.93%
Tower Arch Infolinks Media, LP LP Interests	(60)	Equity					10/28/2021			441,718	441,718	441,718	0.15%
Total											$8,800,845	$8,800,845	3.08%
Integrated Oncology Network, LLC	(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$15,993,848	15,819,044	15,993,848	5.61%
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		11/1/2021	6/24/2024		$1,107,034	1,084,893	1,107,034	0.39%
Total											$16,903,937	$17,100,882	6.00%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Interstate Waste Services, Inc.									Amsterdam, OH
Common Stock		Equity					1/15/2020		Environmental Industries	21,925	946,125	514,402	0.18%
Total											$946,125	$514,402	0.18%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+5.75%	1.00%	6.75%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,895,000	5,818,411	5,895,000	2.07%
Term Loan	(35)	First Lien	3M L+5.75%	1.00%	6.75%		10/18/2019	10/18/2027		$11,298,750	11,151,955	11,298,750	3.96%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+5.75%	1.00%	6.75%		8/31/2021	10/18/2027		$3,104,554	3,060,021	3,104,554	1.09%
Legacy Parent, Inc. Class A Common Stock	(4)	Equity					10/30/2020			58	0	230,224	0.08%
Total											$20,030,387	$20,528,528	7.20%
Invincible Boat Company LLC	(28)								Opa Locka, FL
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,579,004	5,460,897	5,551,109	1.95%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$5,149,850	5,080,887	5,124,101	1.80%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		6/1/2021	8/28/2025		$1,144,879	1,124,655	1,139,155	0.40%
Warbird Parent Holdco, LLC Class A Units	(4)	Equity					8/28/2019			1,362,575	1,299,691	1,405,979	0.49%
Total											$12,966,130	$13,220,344	4.64%
J.R. Watkins, LLC									San Francisco
Term Loan (SBIC)	(2)(6)	First Lien	10.00%		7.00%	3.00%	12/22/2017	12/22/2022	Consumer Goods: Non-Durable	$12,500,354	12,443,581	11,937,838	4.19%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity					12/22/2017			1,133	1,132,576	316,397	0.11%
Total											$13,576,157	$12,254,235	4.30%
Jurassic Acquisition Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	5.72%		12/28/2018	11/15/2024	Metals & Mining	$16,975,000	16,838,603	16,974,999	5.95%
Total											$16,838,603	$16,974,999	5.95%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.50%	1.00%	8.82%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,589,330	9,360,000	3.28%
Term Loan	(13)(22)	First Lien	3M L+6.50%	1.00%	8.82%		12/24/2020	12/24/2025		$1,500,000	1,475,282	1,440,000	0.51%
Total											$11,064,612	$10,800,000	3.79%
KidKraft, Inc.									Dallas, TX
Term Loan	(22)(29)	First Lien	3M L+5.00%	1.00%	6.00%		4/3/2020	8/15/2022	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.55%
KidKraft Group Holdings, LLC Preferred B Units		Equity					4/3/2020			4,000,000	4,000,000	4,000,000	1.40%
Total											$5,580,768	$5,580,768	1.95%
Ledge Lounger, Inc.									Katy, TX
Term Loan A (SBIC)	(2)(35)	First Lien	3M L+6.25%	1.00%	7.25%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,644,737	7,495,964	7,495,964	2.63%
Revolver	(35)(52)	First Lien	3M L+6.25%	1.00%	7.25%		11/9/2021	11/9/2026		$66,667	66,667	65,369	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(2)	Equity					11/9/2021			375,000	375,000	375,000	0.13%
Total											$7,937,631	$7,936,333	2.78%
Madison Logic, Inc.	(53)								New York, NY
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.75%	1.00%	6.75%		2/4/2021	11/22/2026	Media: Broadcasting & Subscription	$3,791,247	3,778,850	3,753,335	1.32%
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		11/22/2021	11/22/2026		$6,875,337	6,807,544	6,806,583	2.39%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000	0	1,773,443	0.62%
Total											$10,586,394	$12,333,361	4.33%
Mobile Acquisition Holdings, LP									Santa Clara, CA
Class A2 Units		Equity					11/1/2016		Software	750	455,385	2,863,270	1.00%
Total											$455,385	$2,863,270	1.00%
MOM Enterprises, LLC	(54)								Richmond, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.00%	7.25%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,384,333	16,087,954	16,138,568	5.66%
MBliss SPC Holdings, LLC Units		Equity					5/19/2021			933,333	933,333	1,054,829	0.37%
Total											$17,021,287	$17,193,397	6.03%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)								Phoenix, AZ
Term Loan	(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Services: Business	$8,744,721	8,642,580	8,700,997	3.05%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$5,514,453	5,450,043	5,486,881	1.92%
CGC NH, Inc. Common Stock		Equity					8/30/2019			123	440,758	780,155	0.27%
Total											$14,533,381	$14,968,033	5.24%
NS412, LLC									Dallas, TX
Term Loan	(35)	Second Lien	3M L+8.50%	1.00%	9.50%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,513,674	7,462,700	2.62%
NS Group Holding Company, LLC Class A Units		Equity					5/6/2019			782	795,002	686,742	0.24%
Total											$8,308,676	$8,149,442	2.86%
NuMet Machining Techniques, LLC									Birmingham, United Kingdom
Term Loan	(5)(35)	Second Lien	1M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,491,009	11,851,125	4.16%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	1M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026		$7,800,000	7,683,112	7,293,000	2.56%
Bromford Holdings, L.P. Class A Membership Interests	(5)	Equity					11/5/2019			0.83%	866,629	0	0.00%
Bromford Holdings, L.P. Class D Membership Interests	(5)	Equity					3/18/2021			0.82%	280,078	393,106	0.14%
Total											$21,320,828	$19,537,231	6.86%
NuSource Financial, LLC									Eden Prairie, MN
Term Loan (SBIC II)	(9)(35)	First Lien	1M L+9.00%	1.00%	10.00%		1/29/2021	1/29/2026	Services: Business	$11,081,250	10,892,077	10,804,219	3.79%
NuSource Financial Acquisition, Inc. (SBIC II)	(6)(9)	Unsecured	13.75%		4.00%	9.75%	1/29/2021	7/29/2026		$5,113,983	5,030,143	4,883,854	1.71%
NuSource Holdings, Inc. Warrants (SBIC II)	(9)	Equity					1/29/2021			54,966	0	0	0.00%
Total											$15,922,220	$15,688,073	5.50%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$11,627,085	11,524,782	11,452,678	4.02%
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		10/28/2021	11/15/2025		$4,975,866	4,903,854	4,901,228	1.72%
Functional Aggregator, LLC Units	(4)	Equity					11/15/2018			12,500	972,803	1,326,406	0.47%
Total											$17,401,439	$17,680,312	6.21%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan (SBIC)	(2)(35)	First Lien	3M L+7.25%	1.00%	8.25%		3/15/2021	3/15/2026	Services: Business	$10,421,250	10,240,997	10,160,719	3.56%
Onpoint Parent Holdings, LLC Class A Units		Equity					3/15/2021			500,000	500,000	448,143	0.16%
Total											$10,740,997	$10,608,862	3.72%
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common Units		Equity					3/29/2019		Finance	750,000	0	1,779,415	0.62%
Total											$0	$1,779,415	0.62%
PCS Software, Inc.									Shenandoah, TX
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$14,210,240	14,051,962	14,210,240	4.98%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$1,863,638	1,842,880	1,863,638	0.65%
Delayed Draw Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$982,500	982,500	982,500	0.34%
Revolver	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$1,318,143	1,318,143	1,318,143	0.46%
PCS Software Holdings, LLC Series A Preferred Units		Equity					7/1/2019			325,000	325,000	468,263	0.16%
PCS Software Holdings, LLC Series A-2 Preferred Units		Equity					11/12/2020			63,312	63,312	91,220	0.03%
Total											$18,583,797	$18,934,004	6.62%
Peltram Plumbing Holdings, LLC									Auburn, WA
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/30/2021	12/30/2026	Construction & Building	$16,747,230	16,412,285	16,412,285	5.76%
Revolver	(11)(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/30/2021	12/30/2026		$31,500	31,500	30,870	0.01%
Peltram Group Holdings LLC Class A Units		Equity					12/30/2021			508,516	508,516	508,516	0.18%
Total											$16,952,301	$16,951,671	5.95%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Premiere Digital Services, Inc.	(55)								Los Angeles, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,423,077	14,352,950	14,350,962	5.03%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000	0	1,228,760	0.43%
Total											$14,352,950	$15,579,722	5.46%
Protect America, Inc.									Austin, TX
Term Loan (SBIC)	(2)(26)(35)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,748	1,078,785	0.38%
Total											$17,979,748	$1,078,785	0.38%
Rogers Mechanical Contractors, LLC	(44)(45)								Atlanta, GA
Term Loan	(35)	First Lien	3M L+6.50%	1.00%	7.50%		4/28/2021	9/9/2025	Construction & Building	$10,541,667	10,381,059	10,330,833	3.62%
Total											$10,381,059	$10,330,833	3.62%
Sales Benchmark Index, LLC	(7)								Dallas, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$13,222,835	13,049,505	13,090,606	4.59%
SBI Holdings Investments, LLC Class A Units		Equity					1/7/2020			66,573	665,730	532,800	0.19%
Total											$13,715,235	$13,623,406	4.78%
SIB Holdings, LLC	(57)								Charleston, SC
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.00%	1.00%	7.00%		10/29/2021	10/29/2026	Services: Business	$13,017,131	12,763,993	12,763,993	4.48%
Revolver	(35)(56)	First Lien	1M L+6.00%	1.00%	7.00%		10/29/2021	10/29/2026		$6,667	6,667	6,537	0.00%
SIB Holdings, LLC Units		Equity					10/29/2021			238,095	500,000	500,000	0.18%
Total											$13,270,660	$13,270,530	4.66%
Skopos Financial Group, LLC									Irving, TX
Series A Preferred Units	(5)	Equity					6/29/2018		Finance	1,120,684	1,162,544	338,616	0.12%
Total											$1,162,544	$338,616	0.12%
Spire Power Solutions, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%		11/22/2019	8/12/2026	Capital Equipment	$4,887,500	4,832,386	4,740,875	1.66%
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+6.25%	1.50%	7.75%		8/12/2021	8/12/2026		$3,548,310	3,490,420	3,441,861	1.21%
Total											$8,322,806	$8,182,736	2.87%
SQAD LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,179,594	14,162,082	14,179,594	4.97%
SQAD Holdco, Inc. Series A Preferred Stock (SBIC)	(2)	Equity					10/31/2013			5,624	156,001	715,621	0.25%
SQAD Holdco, Inc. Common Stock (SBIC)	(2)	Equity					10/31/2013			5,800	62,485	83,839	0.03%
Total											$14,380,568	$14,979,054	5.25%
TAC LifePort Purchaser, LLC	(42)								Woodland, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.00%	7.00%		3/1/2021	3/2/2026	Aerospace & Defense	$10,042,067	9,869,166	9,791,015	3.43%
TAC LifePort Holdings, LLC Common Units		Equity					3/1/2021			500,000	500,000	594,363	0.21%
Total											$10,369,166	$10,385,378	3.64%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+10.75%	0.80%	11.55%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,845,883	5,757,500	2.02%
TFH Reliability Group, LLC Class A-1 Units		Equity					6/29/2020			27,129	21,511	24,883	0.01%
TFH Reliability Group, LLC Class A Units		Equity					10/21/2016			250,000	231,521	85,123	0.03%
Total											$6,098,915	$5,867,506	2.06%
Trade Education Acquisition, L.L.C.	(58)								Austin, TX
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.25%	1.00%	7.25%		12/28/2021	12/28/2027	Education	$10,602,558	10,390,507	10,390,507	3.64%
Trade Education Holdings, L.L.C. Class A Units		Equity					12/28/2021			662,660	662,660	662,660	0.23%
Total											$11,053,167	$11,053,167	3.87%
TradePending, LLC	(14)								Carrboro, NC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.00%	7.25%		3/2/2021	3/2/2026	Software	$9,925,000	9,753,957	9,676,875	3.39%
TradePending Holdings, LLC Series A Units		Equity					3/2/2021			750,000	750,000	683,646	0.24%
Total											$10,503,957	$10,360,521	3.63%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Unicat Catalyst Holdings, LLC	(46)								Alvin, TX
Term Loan	(35)	First Lien	3M L+6.50%	1.00%	7.50%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,406,250	7,274,639	7,221,094	2.53%
Unicat Catalyst, LLC Class A Units		Equity					4/27/2021			7,500	750,000	315,280	0.11%
Total											$8,024,639	$7,536,374	2.64%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
USASF Blocker II LLC Units	(5)	Equity					6/8/2015		Finance	441	441,000	553,597	0.19%
USASF Blocker III LLC 2018 Series Units	(5)	Equity					2/13/2018			50	50,000	100,000	0.04%
USASF Blocker III LLC 2019 Series Units	(5)	Equity					12/27/2019			75	75,000	150,000	0.05%
USASF Blocker IV LLC Units	(5)	Equity					5/27/2020			110	110,000	330,000	0.12%
USASF Blocker LLC Units	(5)	Equity					6/8/2015			9,000	9,000	0	0.00%
Total											$685,000	$1,133,597	0.40%
U.S. Expediters, LLC	(59)								Stafford, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$16,027,068	15,706,527	15,706,527	5.51%
Cathay Hypnos LLC Units		Equity					12/22/2021			1,372,932	1,372,932	1,372,932	0.48%
Total											$17,079,459	$17,079,459	5.99%
Venbrook Buyer, LLC									Los Angeles, CA
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$12,952,771	12,758,396	12,952,771	4.54%
Term Loan B	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$147,377	145,165	147,377	0.05%
Revolver	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$2,222,222	2,222,222	2,222,222	0.78%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$4,415,556	4,376,990	4,415,556	1.55%
Venbrook Holdings, LLC Common Units		Equity					3/13/2020			822,758	819,262	645,469	0.23%
Total											$20,322,035	$20,383,395	7.15%
Vortex Companies, LLC									Houston, TX
Term Loan (SBIC II)	(9)(35)	Second Lien	3M L+9.50%	1.00%	10.50%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,828,022	9,800,000	3.44%
Total											$9,828,022	$9,800,000	3.44%
Whisps Holdings LP									Elgin, IL
Class A Units		Equity					4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	442,742	0.16%
Total											$500,000	$442,742	0.16%
Xanitos, Inc.	(47)								Newtown Square, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,736,000	12,502,437	12,481,280	4.38%
Delayed Draw Term Loan	(35)(48)	First Lien	3M L+6.50%	1.00%	7.50%		6/25/2021	6/25/2026		$2,243,617	2,221,181	2,198,745	0.77%
Pure TopCo, LLC Class A Units		Equity					6/25/2021			379,327	904,000	895,329	0.31%
Total											$15,627,618	$15,575,354	5.46%
Total Non-controlled, non-affiliated investments											$785,005,957	$772,873,326	271.08%
Net Investments											$785,005,957	$772,873,326	271.08%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(487,762,093)	(171.08)%
NET ASSETS												$285,111,233	100.0000%

(1)
See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)
Investments held by the SBIC subsidiary (as defined in Note 1), which include $35,201,060 of cash and $211,477,384 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(3)
Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.

(4)
Security is income producing through dividends or distributions.

(5)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 91% of the Company’s total assets as of December 31, 2021.

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

(9)
Investments held by the SBIC II subsidiary (as defined in Note 1), which include $7,810,985 of cash and $161,704,501 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(10)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $909,091, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(11)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $68,500, with an interest rate of LIBOR plus 6.00% and a maturity of December 30, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

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

(19)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,299,020, with an interest rate of LIBOR plus 6.00% and a maturity of May 7, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

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

(24)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(25)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $172,969, with an interest rate of 12.00% and maturity is at the administrative agent’s discretion. This investment has been on non-accrual since November 24, 2021.

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

(31)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,376,923, with an interest rate of LIBOR plus 7.00% and a maturity of November 9, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(32)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,763,033, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(33)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $30,000, with an interest rate of LIBOR plus 6.75% and a maturity of June 4, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(34)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $60,000, with an interest rate of LIBOR plus 6.00% and a maturity of December 17, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(35)
These loans have LIBOR floors, which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.

(36)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 5.50% and a maturity of July 30,2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(37)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,879,272, with an interest rate of LIBOR plus 6.00% and a maturity of December 17, 2026. This investment is accruing an unused commitment fee of 1.00% per annum.

(38)
Maturity date is at the administrative agent’s discretion.

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

(43)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,475,000, with an interest rate of LIBOR plus 6.00% and a maturity of November 1, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

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

(48)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,556,383, with an interest rate of LIBOR plus 6.50% and a maturity of June 25, 2026. This investment is accruing an unused commitment fee of 1.00% per annum.

(49)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of September 1, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(50)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $220,930, with an interest rate of LIBOR plus 6.00% and a maturity of September 1, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(51)
Investment has been on non-accrual since November 24, 2021.

(52)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $33,333, with an interest rate of LIBOR plus 6.25% and a maturity of November 9, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(53)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $542,169, with an interest rate of LIBOR plus 5.75% and a maturity of November 22, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(54)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.25% and a maturity of May 19, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(55)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $576,923, with an interest rate of LIBOR plus 5.75% and a maturity of November 3, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(56)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $93,333, with an interest rate of LIBOR plus 6.00% and a maturity of October 29, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(57)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,902,098, with an interest rate of LIBOR plus 6.00% and a maturity of October 29, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(58)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.25% and a maturity of December 28, 2027. This investment is accruing an unused commitment fee of 0.50% per annum.

(59)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of December 22, 2026. This investment is accruing an unused commitment fee of 0.50% per annum

(60)
Excluded from the investment is an uncalled capital commitment in an amount not to exceed $308,282.46.

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
December 31, 2021
NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected, has qualified, and intends to qualify annually to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company’s investment activities are managed by our investment adviser, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).
As of December 31, 2021, the Company has issued a total of 19,517,595 shares and raised $287,079,333 in gross proceeds since inception, incurring $9,183,044 in offering costs and sales load fees for net proceeds from offerings of $277,896,289. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.
The Company has established the following wholly owned subsidiaries: SCIC — Consolidated Blocker, Inc., SCIC — ICD Blocker 1, Inc., SCIC — Invincible Blocker 1, Inc., SCIC — FBO Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — Venbrook Blocker, Inc., SCIC — CC Blocker1, Inc., SCIC — ERC Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements. On October 2, 2021, the Company sold its interest in SCIC — FBO Blocker 1, Inc. to a third party.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
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
As of both December 31, 2021 and 2020, the SBIC subsidiary had $75,000,000 of regulatory capital. As of both December 31, 2021 and 2020, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding.
As of December 31, 2021 and 2020, the SBIC II subsidiary had $87,500,000 and $40,000,000 in regulatory capital, respectively, and $100,000,000 and $26,500,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 11).
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
On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2021, the Company’s asset coverage ratio was 203%.
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
December 31, 2021
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
COVID-19 Developments
On March 11, 2020, the World Health Organization declared the spread of COVID-19 a pandemic and recommended containment and mitigation measures worldwide. As of the year ended December 31, 2021, and subsequent to December 31, 2021, the COVID-19 pandemic has had a significant impact on the U.S. and global economy. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. The Company believes that any such COVID-19 pandemic impacts have been reflected in the valuation of its investments.
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
Cash and Cash Equivalents
At December 31, 2021, cash balances totaling $144,549 did not exceed Federal Deposit Insurance Corporation insurance protection levels of $250,000. In addition, at December 31, 2021, the Company held $44,030,307 in cash equivalents that are carried at cost, which approximates the fair value of the cash equivalents. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.
Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
Fair Value Measurements
We account for all of our financial instruments at fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying values of our Credit Facility and SBA-guaranteed debentures approximate fair value because the interest rates adjusts to the market interest rates (Level 3 input). The carrying value of our 2026 Notes (as defined in Note 11) is based on the cost of the security, which approximates fair value (level 2 input). See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.
The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after December 31, 2021, by circumstances and events that are not yet known.
The COVID-19 pandemic may also impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals to fulfill short-term liquidity needs. The Company is working with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. During the year ended December 31, 2021, no interest deferrals have been made; related to COVID-19 or otherwise.
Consolidation
As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the SBIC subsidiaries and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.
Use of Estimates
The preparation of the statement of assets and liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. Additionally, as explained in Note 1 contained herein, the Consolidated Financial Statements includes investments in the portfolio whose values have been estimated by the Company, pursuant to procedures established by our board of directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the investment portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
Offering Costs
Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. During the year ended December 31, 2021, the Company incurred $90,000 of costs related to the preparation of a registration statement, which were capitalized until the related offering consummated during January 2021. During the year ended December 31, 2021, the Company incurred $14,888 of costs related to the preparation of a registration statement, which were capitalized and will be treated as discussed above in the event an offering is consummated.
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
December 31, 2021
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
A presentation of the interest income we have received from portfolio companies for the years ended December 31, 2021, 2020 and 2019 is as follows:
	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Loan interest	$55,780,814	$51,067,006	$53,358,856
PIK income	939,030	664,992	415,933
Fee amortization income(1)	2,785,964	2,389,223	1,982,868
Fee income acceleration(2)	2,030,878	1,229,560	1,138,333
Total Interest Income	$61,536,686	$55,350,781	$56,895,990

(1)
Includes amortization of fees on unfunded commitments.

(2)
Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.
Management considers portfolio-specific circumstances as well as other economic factors in determining collectability. As of December 31, 2021, we had three loans on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 0.8% at fair value. As of December 31, 2020, we had three portfolio companies that were on non-accrual status, which represented approximately 4.3% of our loan portfolio at cost and 1.0% at fair value. As of December 31, 2021 and 2020, $10,363,904 and $7,057,415 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.
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
December 31, 2021
Investment Transaction Costs
Costs that are material associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.
Receivables and Payables for Unsettled Securities Transaction
The Company records all investments on a trade date basis.
U.S. Federal Income Taxes
The Company has elected, has qualified, and intends to be qualified annually to be treated as a RIC under Subchapter M of the Code, and to operate in a manner to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2021, the Company had approximately $25,182,518 of undistributed taxable income that was carried forward toward distributions to be paid in 2022.
Current income tax expense for the years ended December 31, 2021, 2020, and 2019 of $4,059,594, $771,134, and $903,905, respectively, is related to federal and state income taxes and federal excise taxes.
The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.
As of December 31, 2021 and 2020, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the years ended December 31, 2021, 2020 and 2019, were de minimis.
The Taxable Subsidiaries are direct wholly owned subsidiaries of the Company that have elected to be taxable entities. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
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
For the years ended December 31, 2021, 2020 and 2019, the Company recorded deferred income tax benefit (provision) of $510,868, $(224,877) and $(66,760), respectively, related to the Taxable Subsidiaries. As of December 31, 2021 and 2020, the Company had a net deferred tax asset of $151,278 and tax liability of $359,590, respectively.
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
Distributable Earnings (Accumulated Undistributed Deficit)
The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of December 31, 2021 and 2020 are as follows:
	December 31, 2021	December 31, 2020
Accumulated net realized gain (loss) from investments, net of cumulative dividends of $25,571,956 and $24,557,535, respectively	$2,810,908	$(16,388,369)
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax asset of $151,278 and provision of $359,590, respectively	(11,981,353)	(5,564,061)
Accumulated undistributed net investment income	19,703,039	19,266,926
Accumulated undistributed surplus (deficit)	$10,532,594	$(2,685,504)
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.
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
For the years ended December 31, 2021, 2020 and 2019, the Company recorded an expense for base management fees of $13,169,606, $11,084,450, and $9,703,706 respectively. As of December 31, 2021 and December 31, 2020, $3,454,225 and $2,825,322 was payable to Stellus Capital, respectively.
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
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
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
For the years ended December 31, 2021, 2020 and 2019, the Company incurred $3,043,470, $2,527,813 and $5,809,672, respectively, of Investment Income Incentive Fees. As of December 31, 2021 and 2020, $1,749,130 and $681,660, respectively, of such incentive fees were payable to the Advisor, of which $1,459,942 and $559,161, respectively, were currently payable (as explained below). As of December 31, 2021 and December 31, 2020, $289,188 and $122,499, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.
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
U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation and depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2021, 2020 and 2019, the Company incurred (reversed) $2,867,131, $(359,892), and $799,876, respectively. As of December 31, 2021 and December 31, 2020, $3,388,151 and $521,021, respectively of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.
The following tables summarize the components of the incentive fees discussed above:
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Investment income incentive fees incurred	$3,043,470	$2,527,813	$5,809,672

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Capital gains incentive fees (reversed) accrued	2,867,131	(359,892)	$799,876
Incentive fees expense	$5,910,601	$2,167,921	$6,609,548

	December 31, 2021	December 31, 2020
Investment income incentive fees currently payable	$1,459,942	$559,161
Investment income incentive fees deferred	289,188	122,499
Capital gains incentive fees deferred	3,388,151	521,021
Incentive fees payable	$5,137,281	$1,202,681
Director Fees
For the years ended December 31, 2021, 2020 and 2019, the Company recorded an expense relating to director fees $315,000, $394,816 and $383,000, respectively. As of December 31, 2021 and 2020, the Company owed its independent directors no unpaid director fees.
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
The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the exemptive relief order. As of December 31, 2021 and December 31, 2020, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statement of Assets and Liabilities.
License Agreement
The Company has entered into a license agreement with Stellus Capital under which Stellus Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
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
For the years ended December 31, 2021, 2020 and 2019, the Company recorded expenses of $1,515,630, $1,549,627, and $1,469,706, respectively, related to the administration agreement and are included in administrative services expenses on our consolidated statement of operations. As of December 31, 2021 and December 31, 2020, $382,322 and $381,690, respectively, remained payable to Stellus Capital relating to the administration agreement and are included in administrative services payable on our consolidated statement of assets and liabilities.
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
NOTE 3 — DISTRIBUTIONS
Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution. The Company has declared distributions of $12.05 per share on its common stock from Inception through December 31, 2021.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
The following table reflects the Company’s distributions declared and paid on its common stock since Inception:
Year/Date Declared	Record Date	Payment Date	Per Share
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016	Various		$1.36
Fiscal 2017			$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021
January 15, 2021	January 29, 2021	February 16, 2021	$0.08
January 15, 2021	February 26, 2021	March 15, 2021	$0.08
January 15, 2021	March 31, 2021	April 15, 2021	$0.08
April 19, 2021	April 30, 2021	May 14, 2021	$0.08
April 19, 2021	May 28, 2021	June 15, 2021	$0.08
April 19, 2021	June 30, 2021	July 15, 2021	$0.08
July 19, 2021	July 30, 2021	August 13, 2021	$0.10
July 19, 2021	August 31, 2021	September 15, 2021	$0.10
July 19, 2021	September 30, 2021	October 15, 2021	$0.10
September 14, 2021	October 29, 2021	November 15, 2021	$0.09
September 14, 2021	November 30, 2021	December 15, 2021	$0.09
September 14, 2021	December 16, 2021	December 31, 2021	$0.09
October 29, 2021	January 28, 2022	Feburary 15, 2022	$0.02
October 29, 2021	February 25, 2022	March 15, 2022	$0.02
October 29, 2021	March 31, 2022	April 15, 2022	$0.02
Total			$12.05
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
Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company issued 21,666 shares through the DRIP during the year ended December 31, 2020. No new shares were issued in connection with the DRIP during the year ended December 31, 2021.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES
The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings and pursuant to the Company’s DRIP.
Issuance of Common Stock	Number of Shares	Gross Proceeds(1)(2)	Underwriting fees	Offering Expenses	Net Proceeds(3)	Offering Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	899,964	$14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	5,380,366	$14.47
Year ended December 31, 2015	—	—	—	—	—	—
Year ended December 31, 2016	—	—	—	—	—	—
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	47,075,505	$14.06
Year ended December 31, 2018	7,931	93,737	—	—	93,737	$11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	521,715	44,326,153	$14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	18,169	4,999,994	$14.18
Year ended December 31, 2021	31,592	449,515	2,489	53,327	393,699	$14.23
Total	19,517,595	$287,079,333	$7,417,406	$1,765,636	$277,896,291

(1)
Net of partial share redemptions. Such share redemptions impacted gross proceeds by $94, $757, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)
Includes common shares issued under the DRIP of $228,943 and $94,788 during the year ended December 31, 2020 and 2018, respectively; $0 for the years ended 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

(3)
Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2021, 2020, and 2019 in the amount of $3,317,652, $1,456,439 and $55,816, respectively, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (reducing the accumulated undistributed deficit).

The Company issued 31,592 shares during the year ended December 31, 2021 under the At-the-Market (“ATM”) Program, for gross proceeds of $449,515 and underwriting and other expenses of $55,816. The average per share offering price of shares issued in the ATM Program during 2021 was $14.23. Gross proceeds resulting from the ATM Program in 2020 and 2019 totaled $4,794,994 and $3,262,729 and underwriting and other expenses totaled $23,850 and $240,040, respectively. The average per share offering price of shares issued in the ATM Program during 2020 and 2019 was $14.42 and $14.45, respectively.
The Company issued 2,952,149 shares during the year ended December 31, 2019 in a secondary offering on March 15, 2019 and the underwriters’ exercise of their overallotment option on April 11, 2019. Gross proceeds resulting from the secondary offering totaled $42,599,510 and underwriting and other expenses totaled $1,296,803. The per share offering price for the secondary offering was $14.43.
The Company issued 0 and 21,666 shares of common stock through the DRIP for the year ended December 31, 2021 and 2020, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended December 31, 2021, 2020 and 2019.
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Net increase in net assets resulting from operations	$33,572,872	$20,192,441	$26,438,186
Weighted average common shares	19,489,750	19,471,500	18,275,696
Basic and diluted earnings per common share	$1.72	$1.04	$1.45
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
At December 31, 2021, the Company had investments in 73 portfolio companies. The total cost and fair value of the investments were $785,005,957 and $772,873,326, respectively. The composition of our investments as of December 31, 2021 is as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$652,561,144	$646,352,935
Senior Secured – Second Lien	79,806,598	$56,733,110
Unsecured Debt	5,030,143	$4,883,854
Equity	47,608,072	$64,903,427
Total Investments	$785,005,957	$772,873,326

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021

(1)
Includes unitranche investments, which account for 1.6% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2021 and December 31, 2020, the Company had 32 and 19 such investments with aggregate unfunded commitments of $30,982,734 and $28,865,204, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.
The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2021 are as follows:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$646,352,935	$646,352,935
Senior Secured – Second Lien	—	—	56,733,110	56,733,110
Unsecured Debt	—	—	4,883,854	4,883,854
Equity	—	—	64,903,427	64,903,427
Total Investments	$—	$—	$772,873,326	$772,873,326

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2020 are as follows:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$508,673,064	$508,673,064
Senior Secured – Second Lien	—	—	70,720,186	70,720,186
Unsecured Debt	—	—	21,191,245	21,191,245
Equity	—	—	52,840,000	52,840,000
Total Investments	$—	$—	$653,424,495	$653,424,495
The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2021 are as follows:
	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$508,673,064	$70,720,186	$21,191,245	$52,840,000	$653,424,495
Purchases of investments	354,637,555	965,250	11,705,915	22,105,811	389,414,531
Payment-in-kind interest	521,595	—	417,435	—	939,030
Sales and Redemptions	(214,319,978)	(13,161,428)	(29,384,595)	(33,210,915)	(290,076,916)
Realized Gains (Losses)	1,475,577	(1,781,665)	—	23,993,443	23,687,355
Change in unrealized appreciation (depreciation) included in earnings(1)	(6,821,212)	(157,390)	875,354	(824,912)	(6,928,160)
Amortization of premium and accretion of discount, net	2,186,334	148,157	78,500	—	2,412,991
Fair value at end of period	$646,352,935	$56,733,110	$4,883,854	$64,903,427	$772,873,326

(1)
Includes reversal of positions during the twelve months ended Dcember 31, 2021.

There were no Level 3 transfers during the twelve months ended December 31, 2021.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
The following is a summary of geographical concentration of our investment portfolio as of December 31, 2021:
	Cost	Fair Value	% of Total Investments at fair value
California	153,793,390	157,446,299	20.37%
Texas	161,550,893	142,657,160	18.46%
Illinois	69,780,236	71,066,882	9.20%
Pennsylvania	42,866,707	42,604,002	5.51%
Washington	41,067,458	40,790,941	5.28%
Ohio	36,551,789	38,218,517	4.94%
Arizona	31,165,320	31,117,284	4.03%
New York	25,161,998	27,334,823	3.54%
Wisconsin	25,880,018	25,893,643	3.35%
New Jersey	25,518,474	23,548,670	3.05%
United Kingdom	21,320,828	19,537,231	2.53%
Georgia	11,066,059	19,045,442	2.46%
Maryland	16,838,603	16,974,999	2.20%
Minnesota	15,922,220	15,688,073	2.03%
Colorado	15,151,135	14,980,283	1.94%
South Carolina	13,270,660	13,270,530	1.71%
Canada	13,418,371	13,265,324	1.71%
Florida	12,966,130	13,220,344	1.71%
District of Columbia	11,798,134	13,137,892	1.70%
Missouri	9,871,933	10,600,866	1.37%
North Carolina	10,503,957	10,360,521	1.34%
Massachusetts	10,281,055	10,348,341	1.34%
Puerto Rico	8,760,589	1,149,047	0.15%
Virginia	500,000	616,212	0.08%
	$785,005,957	$772,873,326	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
The following is a summary of industry concentration of our investment portfolio as of December 31, 2021:
	Cost	Fair Value	% of Total Investments at fair value
Services: Business	$167,253,835	$177,242,299	22.93%
Healthcare & Pharmaceuticals	104,933,428	99,584,343	12.89%
Aerospace & Defense	66,503,939	63,467,579	8.21%
Media: Advertising, Printing & Publishing	53,136,718	51,125,659	6.62%
Media: Broadcasting & Subscription	39,319,912	42,892,137	5.55%
Consumer Goods: Durable	36,216,806	36,537,445	4.73%
Beverage, Food, & Tobacco	34,089,805	33,791,047	4.37%
Consumer Goods: Non-Durable	30,597,444	29,447,632	3.81%
Construction & Building	27,333,360	27,282,504	3.53%
Environmental Industries	26,826,229	26,355,789	3.41%
Software	21,498,947	23,841,617	3.08%
Services: Consumer	40,034,415	22,682,119	2.93%
Transportation & Logistics	18,583,797	18,934,004	2.45%
Containers, Packaging, & Glass	17,557,212	17,710,907	2.29%
Metals & Mining	16,838,603	16,974,999	2.20%
FIRE: Real Estate	15,694,701	15,824,998	2.05%
Chemicals, Plastics, & Rubber	14,638,210	14,288,322	1.85%
Education	11,053,167	11,053,167	1.43%
Automotive	11,064,612	10,800,000	1.40%
Energy: Oil & Gas	11,098,912	10,461,417	1.35%
Utilities: Oil & Gas	9,901,900	9,800,000	1.27%
Capital Equipment	8,322,806	8,182,736	1.06%
Finance	2,507,199	4,108,356	0.53%
Hotel, Gaming, & Leisure	—	484,250	0.06%
	$785,005,957	$772,873,326	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
The following is a summary of industry concentration of our investment portfolio as of December 31, 2020:
	Cost	Fair Value	% of Total Investments at Fair Value
Services: Business	$102,005,864	$109,873,364	16.82%
Healthcare & Pharmaceuticals	87,198,279	82,945,887	12.69%
Aerospace & Defense	53,615,886	52,184,338	7.99%
Beverage, Food, & Tobacco	39,339,090	41,012,620	6.28%
Media: Broadcasting & Subscription	31,889,423	34,418,869	5.27%
High Tech Industries	33,571,427	33,793,693	5.17%
Consumer Goods: Durable	27,802,124	27,780,032	4.25%
Environmental Industries	25,454,549	24,977,427	3.82%
Education	26,428,607	24,494,108	3.75%
Services: Consumer	38,026,487	22,600,924	3.46%
Media: Advertising, Printing & Publishing	21,903,057	21,348,217	3.27%
Capital Equipment	20,005,255	20,680,904	3.17%
Finance	18,016,762	19,435,000	2.97%
Transportation & Logistics	18,690,276	18,944,945	2.90%
Retail	15,834,471	18,132,490	2.77%
Containers, Packaging, & Glass	17,853,813	17,890,000	2.74%
Metals & Mining	16,970,057	17,064,250	2.61%
Consumer goods: non-durable	13,272,383	12,930,000	1.98%
Automotive	11,028,125	11,028,125	1.69%
Construction & Building	10,446,055	10,750,000	1.65%
Energy: Oil & Gas	11,015,013	9,991,177	1.53%
Utilities: Oil & Gas	9,884,148	9,900,000	1.52%
Chemicals, Plastics, & Rubber	6,605,024	6,808,125	1.04%
Software	1,772,791	4,430,000	0.66%
Hotel, Gaming, & Leisure	—	10,000	—%
	$658,628,966	$653,424,495	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
The following provides quantitative information about Level 3 fair value measurements as of December 31, 2021:
Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$646,352,935	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-3.93% to 0.48% (-0.24%) -1.95% to 0.86% (-0.05%) 4.5x to 25x (11.6x)(4)
Second lien debt	$56,733,110	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-2.54% to 0.53% (-0.53%) -1.79% to 0.94% (-0.29%) 7.1x to 16.4x (12.9x)(4)
Unsecured debt	$4,883,854	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	0.25% to 0.25% (0.25%) 0.75% to 0.75% (0.75%) 12.4x to 12.4x (12.4x)(4)
Equity investments	$64,903,427	Market approach(5)	Underwriting multiple/ EBITDA Multiple	1.6x to 24.9x (11.5x)
Total Long Term Level 3 Investments	$772,873,326

(1)
Weighted average based on fair value as of December 31, 2021.

(2)
Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)
The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.93% (-393 basis points) to 0.48% (48 basis points). The average of all changes was -0.24%.

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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
The following provides quantitative information about Level 3 fair value measurements as of December 31, 2020:
Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$508,673,064	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-3.78% to 1.84% (-0.15%) -2.95% to 0.14% (-1.68%) 7x to 48x (13x)(4)
Second lien debt	$70,720,186	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-1.71% to 3.83% (0.54%) -2.65% to 0.08% (-1.44%) 8x to 14x (11x)(4)
Unsecured debt	$21,191,245	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-0.25% to 0.34% (-0.03%) -1.92% to -1.62% (-1.78%) 1x to 24x (6x)(4)
Equity investments	$52,840,000	Market approach(5)	Underwriting multiple/ EBITDA Multiple	1x to 24x (12x)
Total Long Term Level 3 Investments	$653,424,495

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
December 31, 2021
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
As of December 31, 2021, the Company had $30,674,451 in unfunded debt commitments and $308,282 in unfunded equity commitments to thirty-two existing portfolio companies. As of December 31, 2020 the Company had $28,865,202 of unfunded commitments to provide debt financing to nineteen existing portfolio companies. As of both December 31, 2021 and 2020, the Company did not record any fair value adjustments that resulted in any unrealized gains (losses) on these positions. As of December 31, 2021, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.
NOTE 8 — FINANCIAL HIGHLIGHTS
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Per Share Data:(1)
Net asset value at beginning of period	$14.03	$14.14	$14.09	$13.81	$13.69
Net investment income	1.01	1.13	1.23	1.42	1.21
Change in unrealized (depreciation) appreciation	(0.36)	0.44	(0.85)	(0.11)	—
Net realized gain (loss)	1.22	(0.52)	1.07	0.35	0.31
Loss on debt extinguishment	(0.03)	—	—	—	—
Provision for taxes on realized gains	(0.15)	—	—	(0.02)	—
Benefit (provision) for taxes on unrealized depreciation (appreciation)	0.03	(0.01)	—	—	—
Total from investment operations	1.72	1.04	1.45	1.64	1.52
Sales Load	—	—	(0.06)	—	(0.09)
Offering Costs	—	—	(0.03)	—	(0.02)
Stockholder distributions from:
Net investment income	(1.09)	(1.15)	(0.54)	(1.03)	(1.20)
Net realized capital gains	(0.05)	—	(0.82)	(0.33)	(0.16)
Other(3)	—	—	0.05	—	0.07
Net asset value at the end of period	$14.61	$14.03	$14.14	$14.09	$13.81
Per share market value at end of period	$13.02	$10.88	$14.23	$12.95	$13.14
Total return based on market value(4)	30.78%	(13.73)%	21.97%	8.68%	20.29%
Weighted average shares outstanding at the end of period	19,489,750	19,471,500	18,275,696	15,953,571	14,870,981

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Ratio/Supplemental Data:
Net assets at the end of period	$285,111,233	$273,360,649	$270,571,173	$224,845,007	$220,247,242
Weighted average net assets	$274,188,692	$253,034,571	$259,020,507	$223,750,302	$195,211,550
Annualized ratio of operating expenses to net assets(7)	16.90%	13.75%	14.11%	13.72%	11.10%
Annualized ratio of interest expense and other fees to net assets(2)	6.83%	6.29%	5.78%	5.51%	4.02%
Annualized ratio of net investment income to net assets	7.21%	8.58%	8.64%	10.09%	9.21%
Portfolio turnover(5)	39%	21%	23%	32%	48%
Notes payable	$100,000,000	$48,875,000	$48,875,000	$48,875,000	$48,875,000
Credit Facility payable	$177,340,000	$174,000,000	$161,550,000	$99,550,000	$40,750,000
SBA-guaranteed debentures	$250,000,000	$176,500,000	$161,000,000	$150,000,000	$90,000,000
Asset coverage ratio(6)	2.03x	2.23x	2.29x	2.51x	3.46x

(1)
Based on weighted-average number of common shares outstanding for the period.

(2)
Excludes debt extinguishment costs of $539,250 and $416,725 for the years ended December 31, 2021 and 2017, respectively. Including these costs, this ratio would be 7.02% and 4.24% for the years ended December 31, 2021 and 2017, respectively.

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

(5)
Calculated as the lesser of purchases or paydowns divided by average fair value of investments for the period and is not annualized.

(6)
Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(7)
These ratios include the impact of the benefit (provision) for income taxes related to net unrealized depreciation (appreciation) on certain investments of $510,868, $(224,877), and $(66,760) for the years ended December 31, 2021, 2020 and 2019 respectively, as well as, $(2,957,220) of provision for taxes on realized gains on investments for the year ended December 31, 2021 which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to net realized gain (loss) or unrealized depreciation (appreciation) on investments at Taxable Subsidiaries to net assets for the years ended December 31, 2021, 2020 and 2019 is less than (0.89)%, (0.09)% and (0.03)%, respectively. These ratios excludes debt extinguishment costs of $(539,250) for the year ended December 31, 2021.

NOTE 9 — CREDIT FACILITY
On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021 with

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”). The
Credit Facility provides for borrowings up to a maximum of $250,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $280,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.
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
The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum shareholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of December 31, 2021, the Company was in compliance with these covenants.
As of December 31, 2021 and December 31, 2020, the outstanding balance under the Credit Facility was $177,340,000 and $174,000,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,773,649 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2021 and 2020, $1,888,884 and $2,271,595 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.
The following is a summary of the Credit Facility, net of prepaid loan structure fees:
	December 31, 2021	December 31, 2020
Credit Facility payable	$177,340,000	$174,000,000
Prepaid loan structure fees	1,888,884	2,271,595
Credit Facility payable, net of prepaid loan structure fees	$175,451,116	$171,728,405

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2021, 2020, and 2019:
	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$4,945,619	$5,837,905	$5,112,499
Loan fee amortization	476,624	619,658	485,017
Commitment fees on unused portion	286,079	228,953	405,438
Administration fees	43,029	28,214	34,978
Total interest and financing expenses	$5,751,351	$6,714,730	$6,037,932
Weighted average interest rate	2.8%	3.2%	4.8%
Effective interest rate (including fee amortization)	3.3%	3.7%	5.7%
Average debt outstanding	$176,870,712	$181,943,716	$106,244,521
Cash paid for interest and unused fees	$5,271,348	$6,284,516	$5,217,832
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
As of both December 31, 2021 and 2020, the SBIC subsidiary had $75,000,000 in regulatory capital and $150,000,000 of SBA-guaranteed debentures outstanding. As of December 31, 2021 and 2020, the SBIC II subsidiary had $87,500,000 and $40,000,000 in regulatory capital and $100,000,000 and $26,500,000 of SBA-guaranteed debentures outstanding, respectively.
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
On a stand-alone basis, the SBIC subsidiaries collectively held $403,333,676 and $277,440,338 in assets at December 31, 2021 and 2020, respectively, which accounted for approximately 49.1% and 41.1% of our total consolidated assets at December 31, 2021 and 2020, respectively.
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
The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of December 31, 2021 :

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
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
As of December 31, 2021 and 2020, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2021 and 2020, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.
As of December 31, 2021, the Company has incurred $9,322,500 in financing costs related to the SBA-guaranteed debentures since receiving our licenses, which were recorded as prepaid loan fees. As of December 31, 2021 and 2020, $5,384,097 and $3,332,504 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:
	December 31, 2021	December 31, 2020
SBA- guaranteed debentures payable	$250,000,000	$176,500,000
Prepaid loan fees	5,384,097	3,332,504
SBA-guaranteed debentures, net of prepaid loan fees	$244,615,903	$173,167,496
The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2021, 2020 and 2019:
	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$6,389,513	$5,385,661	$5,166,475
Debenture fee amortization	1,088,132	701,069	623,900
Total interest and financing expenses	$7,477,645	$6,086,730	$5,790,375
Weighted average interest rate	2.8%	3.3%	3.4%
Effective interest rate (including fee amortization)	3.3%	3.8%	3.8%
Average debt outstanding	$227,826,849	$161,635,246	$151,893,151
Cash paid for interest	$5,907,676	$5,346,231	$5,007,832
NOTE 11 — NOTES
On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, the Company caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. The Company redeemed all $48,875,000 in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on debt extinguishment of $539,250 due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statement of Operations for the year ended December 31, 2021.
The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2021, 2020, 2019:

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Interest expense	$320,063	$2,810,312	$2,810,312
Deferred financing costs	28,231	333,316	332,403
Administration fees	9,000	5,000	5,000
Total interest and financing expenses	$357,294	$3,148,628	$3,147,715
Loss on debt extinguishment(1)	539,250	—	—
Weighted average interest rate(2)	5.7%	5.7%	5.8%
Effective interest rate (including fee amortization)(2)	6.4%	6.4%	6.4%
Average debt outstanding(3)	$48,875,000	$48,875,000	$48,875,000
Cash paid for interest	$453,966	$2,810,312	$2,810,312

(1)
The loss on debt extinguishment is not included in interest expense or net investment income

(2)
Excludes the loss on debt extinguishment

(3)
For the year ended December 31, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021; the repayment date of the 2022 Notes

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes is payable semi-annually beginning September 30, 2021.
The Company used the net proceeds from the 2026 Notes offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of December 31, 2021, the aggregate carrying amount of the 2026 Notes was approximately $100,000,000.
Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2020, the fair value of the 2022 Notes was $49,168,250. The 2026 Notes are institutional, non-traded notes. As these notes were recently issued, the 2026 Notes are carried at cost, which approximates fair value.
In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2,327,835 of fees, which are being amortized over the term of the 2026 Notes, of which $1,897,027 remains to be amortized as of December 31, 2021. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.
The following is a summary of the 2026 and 2022 Notes Payable, respectively, net of deferred financing costs:
	December 31, 2021	December 31, 2020
Notes payable	$100,000,000	$48,875,000
Deferred financing costs	1,897,027	567,482
Notes payable, net of deferred financing costs	$98,102,973	$48,307,518

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the year ended December 31, 2021:
For the year ended December 31, 2021
Interest expense	$4,698,958
Deferred financing costs	430,809
Administration Fees	5,000
Total interest and financing expenses	$5,134,767
Weighted average interest rate	4.90%
Effective interest rate (including fee amortization)	5.30%
Average debt outstanding	$100,000,000
Cash paid for interest	$3,466,667

(1)
Calculated for the period from January 14, 2021, the date of the 2026 Notes offering, through December 31, 2021.

The indenture and supplements thereto relating to the 2026 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of December 31, 2021, the Company was in compliance with these covenants.
NOTE 12 — INCOME TAXES
As of December 31, 2021 and December 31, 2020, the Company had $23,605,586 and $21,051,549, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $0 for both periods ended December 31, 2021 and December 31, 2020, respectively. Undistributed qualified dividends were $1,576,932 and $0 for the periods ended December 31, 2021 and December 31, 2020, respectively. All of the undistributed ordinary income and qualified dividends as of December 31, 2021 will have been distributed within the required period of time such that the Company will not have to pay corporate-level U.S. federal income tax for the year ended December 31, 2021. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $1,041,705 and $828,684 of U.S. federal excise tax for the tax years ended December 31, 2021 and December 31, 2020, respectively, independent of prior year adjustments. See Note 1 for further discussion of tax expense in each year.
Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2021 and 2020 was as follows:
	December 31, 2021	December 31, 2020
Ordinary income	$20,002,924	$20,154,524
Qualified dividends	42,004	—
Distributions of long-term capital gains(2)	1,000,000	2,248,435
Total distributions paid to common stockholders	$21,044,928(3)	$22,402,959

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.

(2)
Distributions of long-term capital gains of $1,000,000 as of December 31, 2021 differ from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain prepayment gains are characterized differently for tax reporting purposes. The qualified dividend amount in 2021 represents the completion of a distribution of qualified dividends derived from qualified dividends received by the Company from a portfolio company in 2020 for tax purposes.

(3)
Total distributions paid to common stockholders of $21,044,928 as of December 31, 2021, differ from the total distributions from net investment income and net realized capital gains on the Consolidated Statement of Changes in Net Assets because the amount of dividends attributable to 2021 for tax reporting purposes are on an amount paid basis. The Company recorded dividends payable for distributions accrued, but not yet paid, on the Consolidated Statement of Assets and Liabilities in the amount of $1,171,059 as of December 31, 2021.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2021, 2020 and 2019:
	2021	2020	2019
Net increase in net assets resulting from operations (includes NII, realized gain/loss, unrealized gain/loss and taxes)	$33,572,872	$20,192,441	$26,438,186
Net change in unrealized (appreciation) depreciation	6,928,160	(8,555,274)	15,499,766
Income tax provision	2,446,352	224,877	66,760
Loss on debt extinguishment	539,250
Pre-tax (income) expense, (gain) loss reported at Taxable Subsidiaries, not consolidated for tax purposes	(16,619,608)	65,484	(5,819,114)
Long term capital loss carryover	(4,896,643)	4,896,643	—
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	3,205,514	2,840,954	3,791,081
Estimated taxable income	$25,175,897	$19,665,125	$39,976,679
Taxable income earned in prior year and carried forward for distribution in current year	21,051,549	22,434,805	7,496,299
Adjustment for cumulative effect of distributions carried
forward	—	1,354,578	—
Taxable income earned prior to period end and carried forward	(25,182,518)	(21,051,549)	(24,602,435)
Distribution payable as of period end and paid in following period	1,171,059	—	2,167,630
Total distributions accrued or paid to common stockholders	$22,215,987	$22,402,959	$25,038,173

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2021 and December 31, 2020 were as follows:
	2021	2020
Aggregate cost of portfolio securities for federal income tax purposes	$785,005,959	$658,628,966
Gross unrealized appreciation of portfolio company securities	27,283,420	28,143,621
Gross unrealized depreciation of portfolio company securities	(39,416,053)	(33,348,092)
Net unrealized appreciation of portfolio company securities	$(12,132,633)	$(5,204,471)
As of December 31, 2021, the Taxable Subsidiaries had unrealized losses in investments and net operating loss (“NOL”) carryovers creating a net deferred tax asset equal to $151,278 as reflected below. As of December 31, 2021, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards totaling $1,679,191 of which $918,232 will expire during the tax years 2033 through 2037 if unused. Due to the nature of the Taxable Subsidiaries’ holdings, a valuation allowance was established when management determined it is more likely than not that some of the deferred tax assets will not be realized prior to expiration. Although our future projections indicate that we may be able to realize a portion of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of $333,706.
	2021	2020
Deferred tax asset	$594,582	$2,729,651
Deferred tax liability	(109,598)	(2,742,430)
Total deferred tax asset (liability) before valuation allowance	$484,984	$(12,779)
Deferred tax valuation allowance	$(333,706)	$(346,811)
Net Deferred Tax Asset (Liability)	$151,278	$(359,590)
The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and increases distributable earnings (reducing the accumulated undistributed deficit) for book to tax differences that it has determined to be permanent. For the years ended December 31, 2021 and 2020, this reclassification was $1,861,213 and $1,090,064, respectively. The total adjustment on the Statement of Assets and Liabilities as of December 31, 2021 and 2020 was $3,317,652 and $1,456,439, respectively.
Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2018, 2019 and 2020 federal tax years for the Company remain subject to examination by the Internal Revenue Service.
NOTE 13 — SENIOR SECURITIES
Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2012 through 2021.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
Class and Year	Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(In thousands, except per unit amounts)
SBA-guaranteed debentures
Fiscal 2014	$16,250	N/A(6)	—	N/A
Fiscal 2015	$65,000	N/A(6)	—	N/A
Fiscal 2016	$65,000	N/A(6)	—	N/A
Fiscal 2017	$90,000	N/A(6)	—	N/A
Fiscal 2018	$150,000	N/A(6)	—	N/A
Fiscal 2019	$161,000	N/A(6)	—	N/A
Fiscal 2020	$176,500	N/A(6)	—	N/A
Fiscal 2021	$250,000	N/A(6)	—	N/A
Original Credit Facility(7)
Fiscal 2012	$38,000	$3,090	—	N/A
Fiscal 2013	$110,000	$2,470	—	N/A
Fiscal 2014	$106,500	$2,320(6)	—	N/A
Fiscal 2015	$109,500	$2,220(6)	—	N/A
Fiscal 2016	$116,000	$2,210(6)	—	N/A
Credit Facility
Fiscal 2017	$40,750	$3,460(6)	—	N/A
Fiscal 2018	$99,550	$2,520(6)	—	N/A
Fiscal 2019	$161,550	$2,286(6)	—	N/A
Fiscal 2020	$174,000	$2,230(6)	—	N/A
Fiscal 2021	$177,340	$2,030(6)	—	N/A
4.875% Notes due 2026
Fiscal 2021	$100,000	$2,030(6)	—	N/A
5.75% Notes due 2022(9)
Fiscal 2017	$48,875	$3,460(6)	—	$25.34
Fiscal 2018	$48,875	$2,520(6)	—	$25.18
Fiscal 2019	$48,875	$2,286(6)	—	$24.43
Fiscal 2020	$48,875	$2,230(6)	—	$23.64
6.50% Notes due 2019(8)
Fiscal 2014	$25,000	$2,320(6)	—	$25.41
Fiscal 2015	$25,000	$2,220(6)	—	$25.27
Fiscal 2016	$25,000	$2,210(6)	—	$25.11
Short-Term Loan(5)
Fiscal 2012	$45,000	$3,090	—	N/A
Fiscal 2013	$9,000	$2,470	—	N/A

(1)
Total amount of senior securities outstanding at the end of the period presented.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
(2)
Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)
Average market value per unit for the 2022 Notes and the 6.50% Notes due 2019 represents the average of the daily closing prices as reported on the NYSE during the period presented. Average market value per unit for our SBA Debentures, the Original Credit Facility, the Credit Facility, and the 2026 Notes are not applicable because these are not registered for public trading.

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

(9)
On February 12, 2021, the Company redeemed all of the issued and outstanding 5.75% Notes due 2022.

NOTE 14 — SUBSEQUENT EVENTS
Investment Portfolio
On February 1, 2022, we invested $6,225,431 in the first lien term loan and committed $100,000 in the unfunded revolver of BLP Buyer, Inc., a distributor of lifting solutions. Additionally, we invested $754,598 in the equity of the company.
On February 7, 2022, we invested $5,412,007 in the first lien term loan and committed $100,000 in the unfunded revolver and $100,000 in the unfunded delayed draw term loan of Service Minds Company, LLC, a provider of residential electrical services.
On February 10, 2022, we invested $1,000,000 in the first lien term loan of NuSource Financial, LLC, an existing portfolio company.
On February 15, 2022, we invested £10,000,000 pounds sterling ($13,530,000 million dollars) in the first lien term loan and committed $100,000 in the unfunded delayed draw term loan and $100,000 in the unfunded revolver of a provider of Oracle-focused IT services. Additionally, we invested $739,800 in the equity of the company.
On February 24, 2022, we invested $13,523,706 in the first lien term loan and committed $100,000 in the unfunded revolver of BDS Solutions Intermediateco, LLC, a leading provider of outsourced marketing services.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021
Credit Facility
The outstanding balance under the Credit Facility as of March 1, 2022 was $202,340,000.
SBA-guaranteed debentures
The outstanding balance of SBA-guaranteed debentures as of March 1, 2022 was $260,000,000.
Distributions Declared
On January 13, 2022, the Company’s Board declared a regular monthly distribution for each of January, February and March 2022 as follows:
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
1/13/2022	1/27/2022	1/28/2022	2/15/2022	$0.0933
1/13/2022	2/24/2022	2/25/2022	3/15/2022	$0.0933
1/13/2022	3/30/2022	3/31/2022	4/15/2022	$0.0933

Item 9.
Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financing reporting that occurred during the calendar year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information.

Fees and Expenses
The following table is intended to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The footnotes to the fee table state which items are estimates. The following table should not be considered a representation of our future expenses; actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this annual report on Form 10-K contains a reference to fees or expenses paid by “you,” “us,” “the Company” or “Stellus,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.
Stockholder transaction expenses:
Sales load (as percentage of offering price)	—(1)
Offering expenses born by us (as a percentage of offering price)	—(2)
Dividend reinvestment plan expenses	—(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	—(4)
Annual expenses (as a percentage of net assets attributable to common stock)(5):
Base management fee	5.12%(6)
Incentive fees payable under Investment Advisory Agreement	2.09%(7)
Interest payments on borrowed funds	7.17%(8)
Other expenses	2.28%(9)
Total annual expenses	16.66%(10)

(1)
In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.

(2)
In the event that we conduct an offering of any of our securities, a corresponding prospectus will disclose the estimated offering expenses because they will be ultimately borne by the Company (and indirectly by our stockholders).

(3)
The expenses of administering our dividend reinvestment plan are included in other expenses.

(4)
Total stockholder transaction expenses may include a sales load and will be disclosed in a future prospectus supplement, if any.

(5)
Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2021 and the prior year end.

(6)
Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2021. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 4.80% reflected in the table is calculated on our net assets (rather than our total assets). See “Management and Other Agreements — Investment Advisory Agreement.”

(7)
This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) for the year ended December 31, 2021.

The incentive fee consists of two parts, please See Item 1. Business, Incentive Fee for additional information on the ordinary income and capital gains components of our incentive fee.
(8)
As of March 1, 2022, we had outstanding SBA debentures of $260.0 million; we had $202.3 million of outstanding balance under our senior secured revolving credit agreement with certain lenders party thereto and ZB,N.A., dba Amegy Bank, as administrative agent (the “Credit Facility”), which has total commitment of $250 million.

(9)
Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See “Management and Other Agreements — Administration Agreement.” Other expenses exclude interest payments on borrowed funds, and if we issue debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2021.

(10)
“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses” would be 6.04% of average consolidated total assets.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in us. In calculating the following expense amounts, we have assumed we would have no additional leverage, that none of our assets are cash or cash equivalents and that our annual operating expenses would remain at the levels set forth in the table above. Transaction expenses are not included in the following example.
	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$155	$414	$617	$953
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$130	$358	$548	$897
The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. Assuming a 5.0% annual return, the incentive fee under the Investment Advisory Agreement would either not be payable or have an insignificant impact on the expense amounts shown above. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions at net asset value, if our board of directors authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution.
This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.
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

Item 10.
Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com . We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
Item 11.
Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 14.
Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
a. Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

b. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938, filed January 29, 2014).
4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, date August 21, 2017, (Incorporated by reference on exhibit (d)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-216138), filed on August 23, 2017).
4.5	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, date January 14, 2021 (Incorporated by reference Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No 814-00971), filed on January 14, 2021).
4.6	Form of Global Note with respect to the 5.75% Note due 2022 (Incorporated by reference to Exhibit 4.4).
4.7	Form of Global Note with respect to the 4.875% Note due 2026 (Incorporated by reference to Exhibit 4.5).
4.8*	Description of Securities
10.1	Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.2	Custody Agreement between Registrant and ZB, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 7, 2017).
10.3	Administration Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
10.5	Form of License Agreement between the Registrant and Stellus Capital Management (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2
(File No. 333-184195), filed on October 23, 2012).
10.6	Form of Indemnification Agreement between the Registrant and the directors (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement on Form N-2
(File No. 333-184195), filed on October 23, 2012).
10.7	Form of Guarantee and Security Agreement, the Registrant, ZB, N.A., dba Amegy Bank, as administrative agent, and ZB, N.A. dba Amegy Bank, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on October 13, 2017).

10.8	Consent and Waiver, dated March 28, 2018, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 1-35730), filed on May 8, 2018).
10.9	First Amendment and Commitment Increase to Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2021, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K(File No. 814-00971), filed on December 22, 2021).
10.10	Amended and Restated Senior Secured Revolving Credit Agreement, dated September 18, 2020, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on September 21, 2020).
10.11	Third Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated May 15, 2020, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on May 18, 2020).
10.12	Increase Agreement, dated December 27, 2019, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 10-K (File No. 1-35730), filed on March 3, 2020).
10.13	Second Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated September 13, 2019, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on September 18, 2019).
10.14	First Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated August 2, 2018, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 1-35730), filed on August 8, 2018).
10.15	Senior Secured Revolving Credit Agreement, dated October 10, 2017, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on October 13, 2017).
10.16	Equity Distribution Agreement, dated November 16, 2021 between Registrant and sales agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K
(File No. 814-00971), filed on November 16, 2021).
14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).

21.1
Subsidiaries of the Registrant and jurisdiction of incorporation/organizations:
Stellus Capital SBIC, LP — Delaware
Stellus Capital SBIC GP, LLC — Delaware
Stellus Capital SBIC II, LP — Delaware
SCIC-SKP Blocker 1, Inc. — Delaware
SCIC-ERC Blocker 1, Inc. — Delaware
SCIC-Consolidated Blocker, Inc. — Delaware
SCIC-CC Blocker 1, Inc. — Delaware
SCIC-APE Blocker 1, Inc. — Delaware
SCIC-Hollander Blocker 1, Inc. — Delaware
SCIC — Invincible Blocker 1, Inc. — Delaware
SCIC-ICD Blocker 1, Inc. — Delaware
SCIC-Venbrook Blocker, Inc. — Delaware

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
STELLUS CAPITAL INVESTMENT CORPORATION
Date: March 1, 2022	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date: March 1, 2022	/s/ Robert T. Ladd Robert T. Ladd Chief Executive Officer, President and Chairman of the Board of Directors
Date: March 1, 2022	/s/ W. Todd Huskinson W. Todd Huskinson Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 1, 2022	/s/ Dean D’Angelo Dean D’Angelo Director
Date: March 1, 2022	/s/ J. Tim Arnoult J. Tim Arnoult Director
Date: March 1, 2022	/s/ Bruce R. Bilger Bruce R. Bilger Director
Date: March 1, 2022	/s/ William C. Repko William C. Repko Director