Form 10-Q
period 2022-03-31
Stellus Capital Investment Corp
filed 2022-05-11
CIK 1551901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35730

STELLUS CAPITAL INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	46-0937320 (I.R.S. Employer Identification No.)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 11, 2022 was 19,545,935.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION
STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $853,845,723 and $785,005,957, respectively)	$837,991,490	$772,873,326
Cash and cash equivalents	24,630,783	44,174,856
Receivable for sales and repayments of investments	558,621	536,105
Interest receivable	2,764,672	2,944,599
Other receivables	50,495	54,752
Deferred tax asset	130,121	151,278
Deferred offering costs	41,369	14,888
Prepaid expenses	502,255	512,214
Total Assets	$866,669,806	$821,262,018
LIABILITIES
Notes payable	$98,213,123	$98,102,973
Credit Facility payable	203,707,297	175,451,116
SBA-guaranteed debentures	264,412,047	244,615,903
Dividends payable	2,213,037	1,171,059
Management fees payable	3,946,938	3,454,225
Income incentive fees payable	749,130	1,749,130
Capital gains incentive fees payable	3,345,934	3,388,151
Interest payable	838,418	3,693,662
Unearned revenue	466,995	529,726
Administrative services payable	404,688	386,368
Income tax payable	2,514,202	3,269,514
Other accrued expenses and liabilities	821,596	338,958
Total Liabilities	$581,633,405	$536,150,785
Commitments and contingencies (Note 7)
Net Assets	$285,036,401	$285,111,233
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,532,519 and 19,517,595 issued and outstanding, respectively)	$19,533	$19,518
Paid-in capital	274,726,776	274,559,121
Accumulated undistributed surplus	10,290,092	10,532,594
Net Assets	$285,036,401	$285,111,233
Total Liabilities and Net Assets	$866,669,806	$821,262,018
Net Asset Value Per Share	$14.59	$14.61

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	For the three months ended March 31, 2022	For the three months ended March 31, 2021
INVESTMENT INCOME
Interest income	$15,116,951	$13,512,777
Other income	377,453	475,087
Total Investment Income	$15,494,404	$13,987,864
OPERATING EXPENSES
Management fees	$3,492,713	$2,963,861
Valuation fees	139,588	128,353
Administrative services expenses	474,318	453,389
Capital gains incentive (reversal) fees	(42,217)	83,281
Professional fees	312,062	268,965
Directors’ fees	96,500	91,500
Insurance expense	124,507	117,507
Interest expense and other fees	4,891,597	4,323,478
Income tax expense	279,417	239,981
Other general and administrative expenses	211,736	256,918
Total Operating Expenses	$9,980,221	$8,927,233
Net Investment Income	$5,514,183	$5,060,631
Net realized gain on non-controlled, non-affiliated investments	$3,458,090	$462,228
Net realized loss on foreign currency translation	$(7,350)	$—
Loss on debt extinguishment	$—	$(539,250)
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	$(3,721,602)	$121,983
Provision for taxes on net unrealized appreciation on investments	$(21,157)	$(167,804)
Net Increase in Net Assets Resulting from Operations	$5,222,164	$4,937,788
Net Investment Income Per Share – basic and diluted	$0.28	$0.26
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.27	$0.25
Weighted Average Shares of Common Stock Outstanding – basic and diluted	19,517,761	19,486,003
Distributions Per Share – basic and diluted	$0.28	$0.25

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
	Common Stock			Accumulated undistributed surplus (deficit)	Net Assets
	Number of shares	Par value	Paid-in capital
Balances at December 31, 2020	19,486,003	$19,486	$276,026,667	$(2,685,504)	$273,360,649
Net investment income	—	—	—	5,060,631	5,060,631
Net realized gain on non-controlled, non-affiliated investments	—	—	—	462,228	462,228
Loss on debt extinguishment				(539,250)	(539,250)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	121,983	121,983
Provision for taxes on unrealized appreciation on investments	—	—	—	(167,804)	(167,804)
Distributions from net investment income	—	—	—	(4,869,552)	(4,869,552)
Balances at March 31, 2021	19,486,003	$19,486	$276,026,667	$(2,617,268)	$273,428,885
Balances at December 31, 2021	19,517,595	$19,518	$274,559,121	$10,532,594	$285,111,233
Net investment income	—	—	—	5,514,183	5,514,183
Net realized gain on non-controlled, non-affiliated investments	—	—	—	3,458,090	3,458,090
Net realized loss on foreign currency translation	—	—	—	(7,350)	(7,350)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(3,721,602)	(3,721,602)
Provision for taxes on unrealized appreciation on investments	—	—	—	(21,157)	(21,157)
Distributions from net investment income	—	—	—	(5,464,666)	(5,464,666)
Issuance of common stock, net of offering costs	14,924	15	167,655	—	167,670
Balances at March 31, 2022	19,532,519	$19,533	$274,726,776	$10,290,092	$285,036,401

STELLUS CAPITAL INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,222,164	$4,937,788
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(74,535,403)	(93,290,837)
Proceeds from sales and repayments of investments	10,008,127	33,473,269
Net change in unrealized depreciation (appreciation) on investments	3,721,602	(121,983)
Increase in investments due to PIK	(330,111)	(118,329)
Amortization of premium and accretion of discount, net	(546,806)	(521,051)
Deferred tax provision	21,157	167,804
Amortization of loan structure fees	133,262	114,583
Amortization of deferred financing costs	83,670	122,460
Amortization of loan fees on SBA-guaranteed debentures	283,144	233,814
Net realized gain on investments	(3,458,090)	(455,560)
Loss on debt extinguishment	—	539,250
Changes in other assets and liabilities
Increase in interest receivable	179,927	37,231
Increase in other receivables	4,257	—
Increase in prepaid expenses	9,959	30,873
Increase (decrease) in management fees payable	492,713	(861,461)
Decrease in income incentive fees payable	(1,000,000)	(559,161)
(Decrease) increase in capital gains incentive fees payable	(42,217)	83,281
Increase (decrease) in administrative services payable	18,320	(2,486)
Decrease in interest payable	(2,855,244)	(318,658)
Decrease in unearned revenue	(62,731)	(48,202)
Decrease in income tax payable	(755,312)	(632,039)
Increase in other accrued expenses and liabilities	482,638	137,090
Net Cash Used In Operating Activities	$(62,924,974)	$(57,052,324)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$221,176	$—
Sales load for commons stock issued	(3,137)	—
Offering costs paid for common stock issued	(50,369)	—
Stockholder distributions paid	(4,422,688)	(3,246,365)
Repayment of Notes	—	(48,875,000)
Proceeds from issuance of Notes	—	100,000,000
Financing costs paid on Notes	—	(2,238,553)
Proceeds from SBA-guaranteed debentures	20,000,000	33,500,000
Financing costs paid on SBA-guaranteed debentures	(487,000)	(1,615,725)
Financing costs paid on Credit facility	(25,881)	—
Borrowings under Credit Facility	57,388,800	113,300,000
Repayments of Credit Facility	(29,240,000)	(121,800,000)
Net Cash Provided by Financing Activities	$43,380,901	$69,024,357
Net (Decrease) Increase in Cash and Cash Equivalents	$(19,544,073)	$11,972,033
Cash and Cash Equivalents balance at beginning of period	44,174,856	18,477,602
Cash and Cash Equivalents Balance at End of Period	$24,630,783	$30,449,635
Supplemental and Non-Cash Activities
Cash paid for interest expense	$7,216,009	$4,166,438
Income and excise tax paid	1,034,730	870,000
Increase in dividends payable	1,041,978	1,623,187
Increase (decrease) in deferred offering costs	26,481	(90,000)
Gain on conversion of equity investment	—	6,668

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
Investments	Footnotes	Security(3)	Coupon	Floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Ad.Net Acquisition, LLC	(19)								Los Angeles, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M LIBOR+6.00%	1.00%	7.00%		5/7/2021	5/7/2026	Services: Business	$15,471,324	15,274,974	15,239,254	5.34%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(9)	Equity					5/7/2021			7,794	77,941	79,139	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity					5/7/2021			7,015	701,471	712,248	0.25%
Total											$16,054,386	$16,030,641	5.62%
ADS Group Opco, LLC									Lakewood, CO
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+6.75%	1.00%	7.76%		6/4/2021	6/4/2026	Aerospace & Defense	$14,775,000	14,519,907	14,405,625	5.05%
Revolver	(12)(33)	First Lien	3M LIBOR+6.75%	1.00%	7.76%		6/4/2021	6/4/2026		$90,000	90,000	87,750	0.03%
Pluto Aggregator, LLC Class A Units		Equity					6/4/2021			77,626	288,691	159,573	0.06%
Pluto Aggregator, LLC Class B Units		Equity					6/4/2021			56,819	211,309	116,801	0.04%
Total											$15,109,907	$14,769,749	5.18%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan B (SBIC)	(2)(35)	First Lien	1M LIBOR+7.50%	1.00%	8.50%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,281,250	16,998,945	17,281,249	6.06%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity					8/8/2018			644,737	528,395	423,217	0.15%
Total											$17,527,340	$17,704,466	6.21%
Anne Lewis Strategies, LLC	(20)								Washington, DC
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+6.75%	1.00%	7.76%		3/5/2021	3/5/2026	Services: Business	$10,925,000	10,745,746	10,925,000	3.83%
SG AL Investment, LLC Common Units	(4)	Equity					3/5/2021			1,000	851,439	2,521,652	0.88%
Total											$11,597,185	$13,446,652	4.71%
APE Holdings, LLC									Deer Park, TX
Class A Units		Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	69,804	0.02%
Total											$375,000	$69,804	0.02%
Atmosphere Aggregator Holdings II, L.P.									Atlanta, GA
Common Units		Equity					1/26/2016		Services: Business	254,250	0	1,911,180	0.67%
Stratose Aggregator Holdings, L.P. Common Units		Equity					6/30/2015			750,000	0	5,637,698	1.98%
Total											$0	$7,548,878	2.65%
ArborWorks Acquisition LLC	(31)								Oakhurst, CA
Term Loan	(35)	First Lien	3M LIBOR+7.00%	1.00%	8.00%		11/23/2021	11/9/2026	Environmental Industries	$14,887,500	14,746,967	14,738,625	5.17%
ArborWorks Holdings LLC Units		Equity					12/29/2021			115	115,385	55,765	0.02%
Total											$14,862,352	$14,794,390	5.19%
ASC Communications, LLC	(17)								Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M LIBOR+5.00%	1.00%	6.00%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$3,179,012	3,171,566	3,163,117	1.11%
Term Loan	(35)	First Lien	1M LIBOR+5.00%	1.00%	6.00%		2/4/2019	6/29/2023		$5,404,321	5,382,884	5,377,299	1.89%
ASC Communications Holdings, LLC Class A Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529	0	1,307,084	0.46%
Total											$8,554,450	$9,847,500	3.46%
Axis Portable Air, LLC	(61)(62)								Phoenix, AZ
Term Loan (SBIC II)	(9)(35)	First Lien	3M SOFR+5.75%	1.00%	6.75%		3/22/2022	3/22/2028	Capital Equipment	$12,000,000	11,760,000	11,760,000	4.13%
Axis Air Parent, LLC Preferred Units		Equity					3/22/2022			4,436	443,636	443,636	0.16%
Total											$12,203,636	$12,203,636	4.29%
BDS Solutions Intermediateco, LLC									Tampa Bay, FL
Term Loan (SBIC)	(2)(35)	First Lien	3M SOFR+6.50%	1.00%	7.50%		2/24/2022	2/7/2027	Services: Business	$13,489,896	13,356,845	13,356,845	4.69%
Revolver	(35)(63)	First Lien	3M SOFR+6.50%	1.00%	7.50%		2/24/2022	2/7/2027		$43,333	43,333	42,906	0.02%
Total											$13,400,178	$13,399,751	4.71%
BLP Buyer, Inc.									Houston, TX
Term Loan	(35)	First Lien	3M LIBOR+6.25%	1.00%	7.25%		2/1/2022	2/1/2027	Capital Equipment	$6,225,431	6,104,279	6,104,279	2.14%
Revolver	(35)(64)	First Lien	1M LIBOR+6.25%	1.00%	7.25%		2/1/2022	2/1/2027		$36,566	36,566	35,854	0.01%
BL Products Parent, L.P. Class A Units		Equity					2/1/2022			754,598	754,598	754,598	0.26%
Total											$6,895,443	$6,894,731	2.41%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
Investments	Footnotes	Security(3)	Coupon	Floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Café Valley, Inc.									Phoenix, AZ
Term Loan	(35)	First Lien	1M LIBOR+7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,857,143	15,688,141	15,302,143	5.37%
CF Topco LLC Units		Equity					8/28/2019			9,160	916,015	327,223	0.11%
Total											$16,604,156	$15,629,366	5.48%
Camp Profiles LLC	(8)(16)								Boston, MA
Term Loan (SBIC)	(2)(35)	First Lien	3M LIBOR+6.00%	1.00%	7.00%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,198,750	10,014,453	10,096,763	3.54%
CIVC VI-A 829 Blocker, LLC Units		Equity					9/3/2021			250	250,000	318,232	0.11%
Total											$10,264,453	$10,414,995	3.65%
CEATI International Inc.	(39)								Montreal, Canada
Term Loan	(5)(12)	First Lien	3M LIBOR+6.50%	1.00%	7.51%		2/19/2021	2/19/2026	Services: Business	$13,365,000	13,146,395	13,030,875	4.57%
CEATI Holdings, LP Class A Units	(5)	Equity					2/19/2021			250,000	250,000	286,220	0.10%
Total											$13,396,395	$13,317,095	4.67%
CF512, Inc.	(49)								Blue Bell, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M LIBOR+6.00%	1.00%	7.00%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,288,663	14,030,459	13,931,446	4.89%
Delayed Draw Term Loan	(12)(50)	First Lien	3M LIBOR+6.00%	1.00%	7.01%		9/1/2021	9/1/2026		$3,085,291	3,056,235	3,008,159	1.06%
StellPen Holdings, LLC Membership Interests		Equity					9/1/2021			22.09%	220,930	259,590	0.09%
Total											$17,307,624	$17,199,195	6.04%
Colford Capital Holdings, LLC									New York, NY
Class A Units	(5)	Equity					8/20/2015		Finance	38,893	195,036	22,408	0.01%
Total											$195,036	$22,408	0.01%
CompleteCase, LLC									Seattle, WA
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+6.50%	1.00%	7.51%		12/21/2020	12/21/2025	Services: Consumer	$11,334,783	11,156,603	11,051,413	3.88%
Revolver A	(12)(21)	First Lien	3M LIBOR+6.50%	1.00%	7.51%		12/21/2020	12/21/2025		$50,000	50,000	48,750	0.02%
Revolver B	(12)	First Lien	3M LIBOR+6.50%	1.00%	7.51%		11/18/2021	8/17/2022		$2,000,000	2,000,000	1,950,000	0.68%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(9)	Equity					12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity					12/21/2020			522	521,734	361,691	0.13%
Total											$13,728,342	$13,411,858	4.71%
Credit Connection, LLC	(36)								Fresno, CA
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+5.75%	1.00%	6.76%		7/30/2021	7/30/2026	Software	$9,950,000	9,773,709	9,850,500	3.46%
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+5.75%	1.00%	6.76%		3/31/2022	7/30/2026		$7,500,000	7,350,000	7,425,000	2.60%
Series A Units		Equity					7/30/2021			750,000	750,000	920,774	0.32%
Total											$17,873,709	$18,196,274	6.38%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan B	(6)(35)	First Lien	3M LIBOR+8.00%	1.00%	7.50%	1.50%	5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,841,610	15,693,160	14,653,489	5.14%
Health Monitor Holdings, LLC Series A Preferred Units		Equity					5/15/2019			1,000,000	1,000,000	315,321	0.11%
Total											$16,693,160	$14,968,810	5.25%
Douglas Products Group, LP									Liberty, MO
Partnership Interests		Equity					12/27/2018		Chemicals, Plastics, & Rubber	322	139,656	755,202	0.26%
Total											$139,656	$755,202	0.26%
Dresser Utility Solutions, LLC									Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M LIBOR+8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,906,615	9,800,000	3.44%
Total											$9,906,615	$9,800,000	3.44%
DRS Holdings III, Inc.	(10)								St. Louis, MO
Term Loan	(35)	First Lien	1M LIBOR+5.75%	1.00%	6.75%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,775,000	9,711,236	9,775,000	3.43%
Total											$9,711,236	$9,775,000	3.43%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(6)(35)	First Lien	6M LIBOR+8.50%	1.50%	9.50%	0.50%	4/13/2018	4/13/2023	Energy: Oil & Gas	$9,380,180	9,332,601	9,098,775	3.19%
DTE Holding Company, LLC Class A- 2 Units		Equity					4/13/2018			776,316	466,204	26,889	0.01%
DTE Holding Company, LLC Class AA Units		Equity					4/13/2018			723,684	723,684	800,354	0.28%
Total											$10,522,489	$9,926,018	3.48%
EC Defense Holdings, LLC									Reston, VA
Class B Units (SBIC)	(2)	Equity					7/31/2020		Services: Business	20,054	500,000	984,749	0.35%
Total											$500,000	$984,749	0.35%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
Investments	Footnotes	Security(3)	Coupon	Floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
EH Real Estate Services, LLC									Skokie, IL
Term Loan (SBIC)	(2)	First Lien	10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,934,164	7,789,704	7,577,127	2.66%
EH Holdco, LLC Series A Preferred Units		Equity					9/3/2021			7,892	7,891,642	7,415,819	2.60%
Total											$15,681,346	$14,992,946	5.26%
Elliott Aviation, LLC									Moline, IL
Term Loan	(6)(35)	First Lien	1M LIBOR+8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$17,615,649	17,400,285	16,822,944	5.89%
Revolver	(6)(35)	First Lien	1M LIBOR+8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025		$1,361,284	1,361,284	1,300,026	0.46%
SP EA Holdings LLC Class A Units		Equity					1/31/2020			900,000	900,000	42,739	0.01%
Total											$19,661,569	$18,165,709	6.36%
Energy Labs Holding Corp.									Houston, TX
Common Stock		Equity					9/29/2016		Energy: Oil & Gas	598	598,182	1,215,973	0.43%
Total											$598,182	$1,215,973	0.43%
EOS Fitness Holdings, LLC									Phoenix, AZ
Class A Preferred Units		Equity					12/30/2014		Hotel, Gaming, & Leisure	118	0	221,533	0.08%
Class B Common Units		Equity					12/30/2014			3,017	0	345,641	0.12%
Total											$0	$567,174	0.20%
Exacta Land Surveyors, LLC	(23)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M LIBOR+5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,501,875	16,360,353	16,171,838	5.67%
SP ELS Holdings LLC Class A Units		Equity					2/8/2019			1,069,143	1,069,143	551,781	0.19%
Total											$17,429,496	$16,723,619	5.86%
Exigo, LLC	(66)								Dallas, TX
Term Loan	(35)	First Lien	1M LIBOR+5.75%	1.00%	6.75%		3/16/2022	3/16/2027	Services: Business	$9,060,841	8,924,928	8,924,928	3.13%
Revolver	(35)(65)	First Lien	1M LIBOR+5.75%	1.00%	6.75%		3/16/2022	3/16/2027		$20,000	20,000	19,700	0.01%
Gauge Exigo Coinvest, LLC Common Units		Equity					3/16/2022			377,535	377,535	377,535	0.13%
Total											$9,322,463	$9,322,163	3.27%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(35)(40)	Second Lien	3M LIBOR+9.00%	1.50%	0.00%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,455,902	3,712,500	1.30%
Total											$4,455,902	$3,712,500	1.30%
Grupo HIMA San Pablo, Inc., et al									San Juan, PR
Term Loan B	(27)(35)(41)	First Lien	3M LIBOR+7.00%	1.50%	0.00%		2/1/2013		Healthcare & Pharmaceuticals	$4,061,688	4,061,688	121,851	0.04%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013			$4,109,524	4,109,524	0	0.00%
Term Loan	(38)(51)	First Lien	12.00%		0.00%		11/24/2021			$147,344	147,344	147,344	0.05%
Term Loan	(35)(38)(51)	First Lien	3M LIBOR+7.00%	1.50%	0.00%		11/24/2021			$442,033	442,033	442,033	0.16%
Total											$8,760,589	$711,228	0.25%
GS HVAM Intermediate, LLC									Carlsbad, CA
Term Loan	(35)	First Lien	1M LIBOR+5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,732,684	12,661,385	12,732,684	4.47%
Revolver	(35)	First Lien	1M LIBOR+5.75%	1.00%	6.75%		10/18/2019	10/2/2024		$2,651,515	2,651,515	2,651,515	0.93%
HV GS Acquisition, LP Class A Interests		Equity					10/2/2019			1,796	1,618,844	1,572,963	0.55%
Total											$16,931,744	$16,957,162	5.95%
HV Watterson Holdings, LLC	(34)(37)								Schaumburg, IL
Term Loan	(12)	First Lien	3M LIBOR+6.00%	1.00%	7.01%		12/17/2021	12/17/2026	Services: Business	$13,403,011	13,146,114	13,134,951	4.61%
HV Acquisition VI, LLC Class A Units		Equity					12/17/2021			1,084	1,084,126	1,152,939	0.40%
Total											$14,230,240	$14,287,890	5.01%
I2P Holdings, LLC									Cleveland, OH
Series A Preferred Units		Equity					1/31/2018		Services: Business	750,000	750,000	3,567,708	1.25%
Total											$750,000	$3,567,708	1.25%
ICD Holdings, LLC									San Francisco, CA
Class A Units	(5)	Equity					1/1/2018		Finance	9,962	464,619	326,825	0.11%
Total											$464,619	$326,825	0.11%
Infolinks Media Buyco, LLC	(43)								Ridgewood, NJ
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+6.00%	1.00%	7.01%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,503,688	8,345,261	8,291,096	2.91%
Tower Arch Infolinks Media, LP Interests	(60)	Equity					10/28/2021			443,904	443,904	530,060	0.19%
Total											$8,789,165	$8,821,156	3.10%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
Investments	Footnotes	Security(3)	Coupon	Floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Inoapps Bidco, LLC	(67)(68)								Houston, TX
Term Loan B	(35)	First Lien	3M SONIA+5.75%	1.00%	6.75%		2/15/2022	2/15/2027	Services: Business	$13,567,500	13,292,444	13,299,794	4.67%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity					2/15/2022			739,800	739,800	739,800	0.26%
Total											$14,032,244	$14,039,594	4.93%
Integrated Oncology Network, LLC	(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M LIBOR+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$15,952,974	15,794,625	15,873,209	5.57%
Term Loan	(35)	First Lien	3M LIBOR+5.50%	1.50%	7.00%		11/1/2021	6/24/2024		$1,104,204	1,085,275	1,098,683	0.39%
Total											$16,879,900	$16,971,892	5.96%
Interstate Waste Services, Inc.									Amsterdam, OH
Common Stock		Equity					1/15/2020		Environmental Industries	21,925	946,125	578,786	0.20%
Total											$946,125	$578,786	0.20%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+5.75%	1.00%	6.76%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,880,000	5,806,221	5,880,000	2.06%
Term Loan	(12)	First Lien	3M LIBOR+5.75%	1.00%	6.76%		10/18/2019	10/18/2027		$11,270,000	11,128,589	11,270,000	3.94%
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+5.75%	1.00%	6.76%		8/31/2021	10/18/2027		$3,096,773	3,053,905	3,096,773	1.09%
Legacy Parent, Inc. Class A Common Stock		Equity					10/30/2020			58	0	231,685	0.08%
Total											$19,988,715	$20,478,458	7.17%
Invincible Boat Company LLC	(28)								Opa Locka, FL
Term Loan	(35)	First Lien	3M LIBOR+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,381,042	5,273,798	5,327,232	1.87%
Term Loan (SBIC II)	(9)(35)	First Lien	3M LIBOR+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$4,967,116	4,904,514	4,917,445	1.73%
Term Loan (SBIC II)	(9)(35)	First Lien	3M LIBOR+6.50%	1.50%	8.00%		6/1/2021	8/28/2025		$1,104,255	1,085,893	1,093,212	0.38%
Warbird Parent Holdco, LLC Class A Units		Equity					8/28/2019			1,362,575	1,299,691	1,639,502	0.58%
Total											$12,563,896	$12,977,391	4.56%
J.R. Watkins, LLC									San Francisco
Term Loan (SBIC)	(2)(6)	First Lien	10.00%		7.00%	3.00%	12/22/2017	12/22/2022	Consumer Goods: Non-Durable	$12,564,137	12,521,235	11,182,082	3.92%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity					12/22/2017			1,133	1,132,576	259,709	0.09%
Total											$13,653,811	$11,441,791	4.01%
Jurassic Acquisition Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M LIBOR+5.50%	0.00%	6.51%		12/28/2018	11/15/2024	Metals & Mining	$16,931,250	16,805,987	16,931,249	5.94%
Total											$16,805,987	$16,931,249	5.94%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M LIBOR+6.50%	1.00%	8.82%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,597,709	9,506,250	3.34%
Term Loan	(13)(22)	First Lien	3M LIBOR+6.50%	1.00%	8.82%		12/24/2020	12/24/2025		$1,500,000	1,476,571	1,462,500	0.51%
Total											$11,074,280	$10,968,750	3.85%
KidKraft, Inc.									Dallas, TX
Term Loan	(22)(29)	First Lien	3M LIBOR+5.00%	1.00%	6.00%		4/3/2020	8/15/2022	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.55%
KidKraft Group Holdings, LLC Preferred B Units		Equity					4/3/2020			4,000,000	4,000,000	4,000,000	1.40%
Total											$5,580,768	$5,580,768	1.95%
Ledge Lounger, Inc.									Katy, TX
Term Loan A (SBIC)	(2)(35)	First Lien	3M LIBOR+6.25%	1.00%	7.25%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,625,625	7,483,491	7,511,241	2.64%
Revolver	(35)(52)	First Lien	3M LIBOR+6.25%	1.00%	7.25%		11/9/2021	11/9/2026		$66,667	66,667	65,667	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(2)	Equity					11/9/2021			375,000	375,000	352,842	0.12%
Total											$7,925,158	$7,929,750	2.78%
Madison Logic, Inc.	(53)								New York, NY
Term Loan (SBIC)	(2)(35)	First Lien	1M LIBOR+5.75%	1.00%	6.75%		2/4/2021	11/22/2026	Media: Broadcasting & Subscription	$3,781,769	3,769,936	3,743,951	1.31%
Term Loan	(35)	First Lien	1M LIBOR+5.75%	1.00%	6.75%		11/22/2021	11/22/2026		$6,858,149	6,793,434	6,789,568	2.38%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)	Equity					11/30/2016			5,000	0	2,018,971	0.71%
Total											$10,563,370	$12,552,490	4.40%
MOM Enterprises, LLC	(54)								Richmond, CA
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+6.25%	1.00%	7.26%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,343,167	16,062,419	16,098,019	5.65%
MBliss SPC Holdings, LLC Units		Equity					5/19/2021			933,333	933,333	1,071,775	0.38%
Total											$16,995,752	$17,169,794	6.03%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
Investments	Footnotes	Security(3)	Coupon	Floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)								Phoenix, AZ
Term Loan	(35)	First Lien	3M LIBOR+6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Services: Business	$8,696,546	8,603,575	8,609,581	3.02%
Term Loan (SBIC II)	(9)(35)	First Lien	3M LIBOR+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$5,484,074	5,425,446	5,429,233	1.90%
CGC NH, Inc. Common Stock		Equity					8/30/2019			123	440,758	673,886	0.24%
Total											$14,469,779	$14,712,700	5.16%
NS412, LLC									Dallas, TX
Term Loan	(12)	Second Lien	3M LIBOR+8.50%	1.00%	9.51%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,519,178	7,462,700	2.62%
NS Group Holding Company, LLC Class A Units		Equity					5/6/2019			782	795,002	583,750	0.20%
Total											$8,314,180	$8,046,450	2.82%
NuMet Machining Techniques, LLC									Birmingham, United Kingdom
Term Loan	(5)(35)	Second Lien	1M LIBOR+9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,499,141	11,724,375	4.11%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	1M LIBOR+9.00%	2.00%	11.00%		11/5/2019	5/5/2026		$7,800,000	7,688,278	7,215,000	2.53%
Bromford Holdings, L.P. Class A Membership Interests	(5)	Equity					11/5/2019			0.83%	866,629	0	0.00%
Bromford Holdings, L.P. Class D Membership Interests	(5)	Equity					3/18/2021			0.82%	280,078	195,551	0.07%
Total											$21,334,126	$19,134,926	6.71%
NuSource Financial, LLC									Eden Prairie, MN
Term Loan (SBIC II)	(9)(35)	First Lien	1M LIBOR+9.00%	1.00%	10.00%		1/29/2021	1/29/2026	Services: Business	$11,996,875	11,799,151	11,457,016	4.02%
NuSource Financial Acquisition, Inc. (SBIC II)	(6)(9)	Unsecured	13.75%		4.00%	9.75%	1/29/2021	7/29/2026		$5,241,406	5,160,870	4,717,265	1.65%
NuSource Holdings, Inc. Warrants (SBIC II)	(9)	Equity					1/29/2021			54,966	0	0	0.00%
Total											$16,960,021	$16,174,281	5.67%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(12)	First Lien	3M LIBOR+6.00%	1.00%	7.01%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$11,249,797	11,156,329	11,024,801	3.87%
Term Loan	(12)	First Lien	3M LIBOR+6.00%	1.00%	7.01%		10/28/2021	11/15/2025		$4,813,564	4,747,769	4,717,293	1.65%
Functional Aggregator, LLC Units		Equity					11/15/2018			12,500	972,803	1,271,578	0.45%
Total											$16,876,901	$17,013,672	5.97%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan (SBIC)	(2)(12)	First Lien	3M LIBOR+7.25%	1.00%	8.26%		3/15/2021	3/15/2026	Services: Business	$10,395,000	10,224,037	10,135,125	3.56%
Onpoint Parent Holdings, LLC Class A Units		Equity					3/15/2021			500,000	500,000	247,607	0.09%
Total											$10,724,037	$10,382,732	3.65%
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common Units	(5)	Equity					3/29/2019		Finance	750,000	0	1,458,671	0.51%
Total											$0	$1,458,671	0.51%
PCS Software, Inc.	(69)								Shenandoah, TX
Term Loan	(35)	First Lien	3M LIBOR+5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$14,173,803	14,029,873	14,102,934	4.95%
Term Loan (SBIC)	(2)(35)	First Lien	3M LIBOR+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$1,858,859	1,839,983	1,849,565	0.65%
Delayed Draw Term Loan	(35)	First Lien	3M LIBOR+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$980,000	980,000	975,100	0.34%
PCS Software Holdings, LLC Series A Preferred Units		Equity					7/1/2019			325,000	325,000	536,738	0.19%
PCS Software Holdings, LLC Series A-2 Preferred Units		Equity					11/12/2020			63,312	63,312	104,559	0.04%
Total											$17,238,168	$17,568,896	6.17%
Peltram Plumbing Holdings, LLC	(11)								Auburn, WA
Term Loan	(12)	First Lien	3M LIBOR+6.00%	1.00%	7.01%		12/30/2021	12/30/2026	Construction & Building	$16,705,362	16,385,167	16,385,167	5.75%
Peltram Group Holdings LLC Class A Units		Equity					12/30/2021			508,516	508,516	508,516	0.18%
Total											$16,893,683	$16,893,683	5.93%
Premiere Digital Services, Inc.	(55)								Los Angeles, CA
Term Loan	(35)	First Lien	1M LIBOR+5.50%	1.00%	6.50%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,387,019	14,320,084	14,243,149	5.00%
Premiere Digital Holdings, Inc. Common Stock		Equity					10/18/2018			5,000	0	1,553,835	0.55%
Total											$14,320,084	$15,796,984	5.55%
Protect America, Inc.									Austin, TX
Term Loan (SBIC)	(2)(26)(35)	Second Lien	3M LIBOR+7.75%	1.00%	0.00%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,749	898,987	0.32%
Total											$17,979,749	$898,987	0.32%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
Investments	Footnotes	Security(3)	Coupon	Floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
Rogers Mechanical Contractors, LLC	(44)(45)								Atlanta, GA
Term Loan	(35)	First Lien	3M LIBOR+6.50%	1.00%	7.50%		4/28/2021	9/9/2025	Construction & Building	$10,406,517	10,257,133	10,198,387	3.58%
Total											$10,257,133	$10,198,387	3.58%
Sales Benchmark Index, LLC	(7)								Dallas, TX
Term Loan	(35)	First Lien	3M LIBOR+6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$13,222,835	13,061,984	13,024,492	4.57%
SBI Holdings Investments LLC Class A Units		Equity					1/7/2020			66,573	665,730	610,699	0.21%
Total											$13,727,714	$13,635,191	4.78%
Service Minds Company, LLC	(70)(71)								Bradenton, FL
Term Loan	(35)	First Lien	3M LIBOR+5.50%	1.00%	6.50%		2/7/2022	2/7/2028	Consumer Services	$5,398,477	5,292,903	5,292,903	1.86%
Total											$5,292,903	$5,292,903	1.86%
SIB Holdings, LLC	(57)								Charleston, SC
Term Loan (SBIC)	(2)(35)	First Lien	1M LIBOR+6.00%	1.00%	7.00%		10/29/2021	10/29/2026	Services: Business	$12,984,588	12,743,033	12,724,896	4.46%
Revolver	(35)(56)	First Lien	1M LIBOR+6.00%	1.00%	7.00%		10/29/2021	10/29/2026		$6,667	6,667	6,534	0.00%
SIB Holdings, LLC Units		Equity					10/29/2021			238,095	500,000	468,626	0.16%
Total											$13,249,700	$13,200,056	4.62%
Skopos Financial Group, LLC									Irving, TX
Series A Preferred Units	(5)	Equity					6/29/2018		Finance	1,120,684	1,162,544	369,669	0.13%
Total											$1,162,544	$369,669	0.13%
Spire Power Solutions, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	3M SOFR+6.25%	1.50%	7.75%		11/22/2019	8/12/2026	Capital Equipment	$4,875,000	4,822,480	4,704,375	1.65%
Term Loan (SBIC II)	(9)(35)	First Lien	3M SOFR+6.25%	1.50%	7.75%		8/12/2021	8/12/2026		$3,539,395	3,484,235	3,415,516	1.20%
Total											$8,306,715	$8,119,891	2.85%
SQAD LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(12)	First Lien	3M LIBOR+6.50%	1.00%	7.51%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,141,094	14,127,872	14,141,094	4.96%
SQAD Holdco, Inc. Series A Preferred Stock (SBIC)	(2)	Equity					10/31/2013			5,624	156,001	1,853,670	0.65%
SQAD Holdco, Inc. Common Stock (SBIC)	(2)	Equity					10/31/2013			5,800	62,485	217,169	0.08%
Total											$14,346,358	$16,211,933	5.69%
TAC LifePort Purchaser, LLC	(42)								Woodland, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M LIBOR+6.00%	1.00%	7.00%		3/1/2021	3/2/2026	Aerospace & Defense	$9,988,131	9,824,838	9,738,428	3.42%
TAC LifePort Holdings, LLC Common Units		Equity					3/1/2021			500,000	500,000	792,604	0.28%
Total											$10,324,838	$10,531,032	3.70%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(12)	Second Lien	3M LIBOR+10.75%	0.80%	11.76%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,849,664	5,757,500	2.02%
Term Loan (SBIC)	(2)(12)	Second Lien	3M LIBOR+10.75%	0.80%	11.76%		3/22/2022	9/30/2023		$5,000,000	4,900,000	4,900,000	1.72%
TFH Reliability Group, LLC Class A- 1 Units		Equity					6/29/2020			27,129	21,511	25,483	0.01%
TFH Reliability Group, LLC Class A Units		Equity					10/21/2016			250,000	231,521	75,974	0.03%
Total											$11,002,696	$10,758,957	3.78%
Trade Education Acquisition, L.L.C.	(58)								Austin, TX
Term Loan (SBIC)	(2)(35)	First Lien	1M LIBOR+6.25%	1.00%	7.25%		12/28/2021	12/28/2027	Education	$10,576,052	10,371,544	10,364,531	3.64%
Trade Education Holdings, L.L.C. Class A Units		Equity					12/28/2021			662,660	662,660	693,505	0.24%
Total									Carrboro, NC		$11,034,204	$11,058,036	3.88%
TradePending, LLC	(14)
Term Loan (SBIC II)	(9)(12)	First Lien	3M LIBOR+6.25%	1.00%	7.26%		3/2/2021	3/2/2026	Software	$9,900,000	9,737,953	9,652,500	3.39%
TradePending Holdings, LLC Series A Units		Equity					3/2/2021			750,000	750,000	1,125,000	0.39%
Total									Alvin, TX		$10,487,953	$10,777,500	3.78%
Unicat Catalyst Holdings, LLC	(46)								Chemicals,
Term Loan	(12)	First Lien	3M LIBOR+6.50%	1.00%	7.51%		4/27/2021	4/27/2026	Plastics, & Rubber	$7,359,375	7,234,186	7,175,391	2.52%
Unicat Catalyst, LLC Class A Units		Equity					4/27/2021			7,500	750,000	325,215	0.11%
Total											$7,984,186	$7,500,606	2.63%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
USASF Blocker II LLC Units	(5)	Equity					6/8/2015		Finance	441	441,000	573,223	0.20%
USASF Blocker III LLC 2018 Series Units	(5)	Equity					2/13/2018			50	50,000	100,000	0.04%
USASF Blocker III LLC 2019 Series Units	(5)	Equity					12/27/2019			75	75,000	150,000	0.05%

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
Investments	Footnotes	Security(3)	Coupon	Floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value (1)	% of Net Assets
USASF Blocker IV LLC Units	(5)	Equity					5/27/2020			110	110,000	330,000	0.12%
USASF Blocker LLC Units	(5)	Equity					6/8/2015			9,000	9,000	0	0.00%
Total											$685,000	$1,153,223	0.41%
U.S. Expediters, LLC	(59)								Stafford, TX
Term Loan	(12)	First Lien	3M LIBOR+6.00%	1.00%	7.01%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,987,001	15,680,576	15,667,261	5.50%
Cathay Hypnos LLC Units		Equity					12/22/2021			1,372,932	1,372,932	1,587,264	0.56%
Total											$17,053,508	$17,254,525	6.06%
Venbrook Buyer, LLC									Los Angeles, CA
Term Loan B (SBIC)	(2)(35)	First Lien	3M LIBOR+6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$12,919,886	12,735,596	12,855,287	4.51%
Term Loan B	(35)	First Lien	3M LIBOR+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$147,003	144,906	146,268	0.05%
Revolver	(35)	First Lien	3M LIBOR+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$2,222,222	2,222,222	2,211,111	0.78%
Delayed Draw Term Loan	(35)	First Lien	3M LIBOR+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$4,404,444	4,367,883	4,382,422	1.54%
Venbrook Holdings, LLC Term Loan	(6)(25)	Unsecured	10.00%		0.00%	10.00%	3/31/2022	12/20/2028		$83,511	83,511	83,093	0.03%
Venbrook Holdings, LLC Common Units		Equity					3/13/2020			822,758	819,262	452,199	0.16%
Total											$20,373,380	$20,130,380	7.07%
Vortex Companies, LLC									Houston, TX
Term Loan (SBIC II)	(9)(12)	Second Lien	3M LIBOR+9.50%	1.00%	10.51%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,835,519	9,750,000	3.42%
Total											$9,835,519	$9,750,000	3.42%
Whisps Holdings LP									Elgin, IL
Class A Units		Equity					4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	353,278	0.12%
Total											$500,000	$353,278	0.12%
Xanitos, Inc.	(47)								Newtown Square, PA
Term Loan (SBIC)	(2)(12)	First Lien	3M LIBOR+6.50%	1.00%	7.51%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,704,000	12,481,895	12,449,920	4.37%
Delayed Draw Term Loan	(12)(48)	First Lien	3M LIBOR+6.50%	1.00%	7.51%		6/25/2021	6/25/2026		$2,238,008	2,216,680	2,193,248	0.77%
Pure TopCo, LLC Class A Units		Equity					6/25/2021			379,327	904,000	866,839	0.30%
Total											$15,602,575	$15,510,007	5.44%
Total Non-controlled, non-affiliated investments											$853,845,723	$837,991,490	293.99%
Net Investments											$853,845,723	$837,991,490	293.99%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(552,955,089)	(193.99)%
NET ASSETS												$285,036,401	100.00%

(1)
See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)
Investments held by the SBIC subsidiary (as defined in Note 1), which include $15,769,013 of cash and $229,348,170 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(3)
Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.

(4)
Security is income producing through dividends or distributions.

(5)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95% of the Company’s total assets as of March 31, 2022.

(6)
Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
(7)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,331,461, with an interest rate of the London Interbank Offered Rate (‘‘LIBOR’’) plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.

(8)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of September 3, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(9)
Investments held by the SBIC II subsidiary (as defined in Note 1), which include $8,403,655 of cash and $181,230,795 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

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

(12)
These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floors are not in effect.

(13)
These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floors are not in effect.

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

(23)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
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

(25)
This loan is convertible into common units at maturity or at the election of the issuer.

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

(29)
These loans are last-out term loans with contractual rates lower than the applicable rates; therefore, the floors are in effect.

(30)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $553,517, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(31)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $3,461,538, with an interest rate of LIBOR plus 7.00% and a maturity of November 9, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(32)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,763,033, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(33)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $10,000, with an interest rate of LIBOR plus 6.75% and a maturity of June 4, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(34)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of December 17, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

(35)
These loans include an interest rate floor feature which is higher than the current applicable rates; therefore, the floors are in effect.

(36)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 5.75% and a maturity of July 30, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

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

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
March 31, 2022
(unaudited)
(43)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,475,000, with an interest rate of LIBOR plus 6.00% and a maturity of November 1, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

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

(55)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $576,923, with an interest rate of LIBOR plus 5.50% and a maturity of November 3, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

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
March 31, 2022
(unaudited)
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

(60)
Excluded from the investment is an uncalled capital commitment in an amount not to exceed $306,096.24.

(61)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of the Secured Overnight Financing Rate (‘‘SOFR’’) plus 5.75% and a maturity of March 22, 2028. This investment is accruing an unused commitment fee of 0.50% per annum.

(62)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $100,000, with an interest rate of SOFR plus 5.75% and a maturity of March 22, 2028. This investment is accruing an unused commitment fee of 0.50% per annum.

(63)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $56,667, with an interest rate of SOFR plus 6.50% and a maturity of February 7, 2027. This investment is accruing an unused commitment fee of 0.50% per annum.

(64)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $63,434, with an interest rate of LIBOR plus 6.25% and a maturity of February 1, 2027. This investment is accruing an unused commitment fee of 0.50% per annum.

(65)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $80,000, with an interest rate of LIBOR plus 5.75% and a maturity of March 16, 2027. This investment is accruing an unused commitment fee of 0.50% per annum.

(66)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 5.75% and a maturity of March 16, 2027. This investment is accruing an unused commitment fee of 0.50% per annum.

(67)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 15, 2027. This investment is accruing an unused commitment fee of 0.50% per annum.

(68)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 5.75% and a maturity of February 15, 2027. This investment is accruing an unused commitment fee of 0.50% per annum.

(69)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,318,143, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.

(70)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 5.50% and a maturity of February 7, 2028. This investment is accruing an unused commitment fee of 0.50% per annum.

(71)
Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 5.50% and a maturity of February 7, 2028. This investment is accruing an unused commitment fee of 1.00% per annum.

Abbreviation Legend
PIK — Payment-In-Kind

Stellus Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Non-controlled, non-affiliated investments	(2)(9)
Ad.Net Acquisition, LLC	(19)								Los Angeles, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.00%	7.00%		5/7/2021	5/7/2026	Services: Business	$15,510,294	15,303,443	15,277,640	5.36%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(9)	Equity					5/7/2021			7,794	77,941	81,692	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity					5/7/2021			7,015	701,471	735,229	0.26%
Total											$16,082,855	$16,094,561	5.65%
ADS Group Opco, LLC									Lakewood, CO
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.75%	1.00%	7.75%		6/4/2021	6/4/2026	Aerospace & Defense	$14,850,000	14,581,135	14,478,750	5.08%
Revolver	(33)(35)	First Lien	3M L+6.75%	1.00%	7.75%		6/4/2021	6/4/2026		$70,000	70,000	68,250	0.02%
Pluto Aggregator, LLC Class A Units		Equity					6/4/2021			77,626	288,691	250,169	0.09%
Pluto Aggregator, LLC Class B Units		Equity					6/4/2021			56,819	211,309	183,114	0.06%
Total											$15,151,135	$14,980,283	5.25%
Advanced Barrier Extrusions, LLC									Rhinelander, WI
Term Loan B (SBIC)	(2)(35)	First Lien	1M L+7.00%	1.00%	8.00%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,325,000	17,028,817	17,151,749	6.02%
GP ABX Holdings Partnership, L.P. Partner Interests	(4)	Equity					8/8/2018			644,737	528,395	559,158	0.20%
Total											$17,557,212	$17,710,907	6.22%
Anne Lewis Strategies, LLC	(20)								Washington, DC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.75%	1.00%	7.75%		3/5/2021	3/5/2026	Services: Business	$11,068,750	10,877,646	11,068,750	3.88%
SG AL Investment, LLC Common Units	(4)	Equity					3/5/2021			1,000	920,488	2,069,142	0.73%
Total											$11,798,134	$13,137,892	4.61%
APE Holdings, LLC									Deer Park, TX
Class A Units		Equity					9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	83,576	0.03%
Total											$375,000	$83,576	0.03%
Atmosphere Aggregator Holdings II, L.P.									Atlanta, GA
Common Units		Equity					1/26/2016		Services: Business	254,250	0	1,919,315	0.67%
Stratose Aggregator Holdings, L.P. Common Units		Equity					6/30/2015			750,000	0	5,661,697	1.99%
Total											$0	$7,581,012	2.66%
ArborWorks Acquisition LLC									Oakhurst, CA
Term Loan	(35)	First Lien	3M L+7.00%	1.00%	8.00%		11/23/2021	11/9/2026	Environmental Industries	$15,000,000	14,852,082	14,852,082	5.21%
Revolver	(31)(35)	First Lien	3M L+7.00%	1.00%	8.00%		11/23/2021	11/9/2026		$1,084,615	1,084,615	1,073,920	0.38%
ArborWorks Holdings LLC Units		Equity					12/29/2021			115	115,385	115,385	0.04%
Total											$16,052,082	$16,041,387	5.63%
ASC Communications, LLC	(17)								Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.00%	1.00%	6.00%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$3,395,062	3,385,618	3,395,062	1.19%
Term Loan	(35)	First Lien	1M L+5.00%	1.00%	6.00%		2/4/2019	6/29/2023		$5,771,605	5,744,381	5,771,605	2.02%
ASC Communications Holdings, LLC Class A Units (SBIC)	(2)(4)	Equity					6/29/2017			73,529	0	1,304,094	0.46%
Total											$9,129,999	$10,470,761	3.67%
Café Valley, Inc.									Phoenix, AZ
Term Loan	(35)	First Lien	1M L+7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,901,190	15,715,924	15,344,649	5.38%
CF Topco LLC Units		Equity					8/28/2019			9,160	916,015	320,352	0.11%
Total											$16,631,939	$15,665,001	5.49%
Camp Profiles LLC	(8)(16)								Boston, MA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.00%	1.00%	7.00%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,224,375	10,031,055	10,071,009	3.53%
CIVC VI-A 829 Blocker, LLC Units		Equity					9/3/2021			250	250,000	277,332	0.10%
Total											$10,281,055	$10,348,341	3.63%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
CEATI International Inc.	(39)								Montreal, Canada
Term Loan	(5)(35)	First Lien	3M L+6.50%	1.00%	7.50%		2/19/2021	2/19/2026	Services: Business	$13,398,750	13,168,371	12,996,788	4.56%
CEATI Holdings, LP Class A Units	(5)	Equity					2/19/2021			250,000	250,000	268,536	0.09%
Total											$13,418,371	$13,265,324	4.65%
CF512, Inc.	(49)								Blue Bell, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.00%	1.00%	7.00%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,324,564	14,053,719	13,966,450	4.90%
Delayed Draw Term Loan	(35)(50)	First Lien	3M L+6.00%	1.00%	7.00%		9/1/2021	9/1/2026		$3,093,023	3,062,540	3,015,698	1.06%
StellPen Holdings, LLC Membership Interests		Equity					9/1/2021			22.09%	220,930	246,500	0.09%
Total											$17,337,189	$17,228,648	6.05%
Colford Capital Holdings, LLC									New York, NY
Class A Units	(5)	Equity					8/20/2015		Finance	38,893	195,036	22,408	0.01%
Total											$195,036	$22,408	0.01%
CompleteCase, LLC									Seattle, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025	Services: Consumer	$11,363,478	11,174,252	11,079,391	3.89%
Revolver A	(21)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/21/2020	12/21/2025		$50,000	50,000	48,750	0.02%
Revolver B	(35)	First Lien	3M L+6.50%	1.00%	7.50%		11/18/2021	8/17/2022		$2,000,000	2,000,000	1,950,000	0.68%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(9)	Equity					12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity					12/21/2020			522	521,734	375,747	0.13%
Total											$13,745,991	$13,453,892	4.72%
Credit Connection, LLC	(36)								Fresno, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+5.50%	1.00%	6.50%		7/30/2021	7/30/2026	Software	$9,975,000	9,789,605	9,775,500	3.43%
Series A Units		Equity					7/30/2021			750,000	750,000	842,326	0.30%
Total											$10,539,605	$10,617,826	3.73%
Data Centrum Communications, Inc.									Montvale, NJ
Term Loan B	(35)	First Lien	3M L+9.00%	1.00%	10.00%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,882,235	15,717,629	14,532,245	5.10%
Health Monitor Holdings, LLC Series A Preferred Units		Equity					5/15/2019			1,000,000	1,000,000	215,580	0.08%
Total											$16,717,629	$14,747,825	5.18%
Douglas Products Group, LP									Liberty, MO
Partnership Interests		Equity					12/27/2018		Chemicals, Plastics, & Rubber	322	139,656	800,866	0.28%
Total											$139,656	$800,866	0.28%
Dresser Utility Solutions, LLC									Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,901,900	9,800,000	3.44%
Total											$9,901,900	$9,800,000	3.44%
DRS Holdings III, Inc.	(10)								St. Louis, MO
Term Loan	(35)	First Lien	3M L+5.75%	1.00%	6.75%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,800,000	9,732,277	9,800,000	3.44%
Total											$9,732,277	$9,800,000	3.44%
DTE Enterprises, LLC	(18)								Roselle, IL
Term Loan	(6)(35)	First Lien	1M L+8.50%	1.50%	9.50%	0.50%	4/13/2018	4/13/2023	Energy: Oil & Gas	$9,368,725	9,310,842	9,087,663	3.19%
DTE Holding Company, LLC Class A-2 Units		Equity					4/13/2018			776,316	466,204	0	0.00%
DTE Holding Company, LLC Class AA Units		Equity					4/13/2018			723,684	723,684	605,420	0.21%
Total											$10,500,730	$9,693,083	3.40%
EC Defense Holdings, LLC									Reston, VA
Class B Units (SBIC)	(2)	Equity					7/31/2020		Services: Business	20,054	500,000	616,212	0.22%
Total											$500,000	$616,212	0.22%
EH Real Estate Services, LLC									Skokie, IL
Term Loan (SBIC)	(2)	First Lien	10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,954,099	7,803,059	7,834,788	2.75%
EH Holdco, LLC Series A Preferred Units		Equity					9/3/2021			7,892	7,891,642	7,990,210	2.80%
Total											$15,694,701	$15,824,998	5.55%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Elliott Aviation, LLC									Moline, IL
Term Loan	(6)(35)	First Lien	1M L+8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$17,641,992	17,408,385	17,024,522	5.97%
Revolver	(6)(35)	First Lien	1M L+8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025		$1,354,425	1,354,425	1,307,020	0.46%
SP EA Holdings, LLC Class A Units		Equity					1/31/2020			900,000	900,000	233,145	0.08%
Total											$19,662,810	$18,564,687	6.51%
Energy Labs Holding Corp.									Houston, TX
Common Stock		Equity					9/29/2016		Energy: Oil & Gas	598	598,182	768,334	0.27%
Total											$598,182	$768,334	0.27%
EOS Fitness Holdings, LLC									Phoenix, AZ
Class A Preferred Units		Equity					12/30/2014		Hotel, Gaming, & Leisure	118	0	218,008	0.08%
Class B Common Units		Equity					12/30/2014			3,017	0	266,242	0.09%
Total											$0	$484,250	0.17%
Exacta Land Surveyors, LLC	(23)								Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,544,375	16,385,082	16,048,044	5.63%
SP ELS Holdings LLC, Class A Units		Equity					2/8/2019			1,069,143	1,069,143	452,649	0.16%
Total											$17,454,225	$16,500,693	5.79%
General LED OPCO, LLC									San Antonio, TX
Term Loan	(35)(40)	Second Lien	3M L+9.00%	1.50%	0.00%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,453,726	3,690,000	1.29%
Total											$4,453,726	$3,690,000	1.29%
Grupo HIMA San Pablo, Inc., et al	(25)								San Juan, PR
Term Loan B	(27)(35)(41)	First Lien	3M L+7.00%	1.50%	0.00%		2/1/2013		Healthcare & Pharmaceuticals	$4,061,688	4,061,688	670,178	0.24%
Term Loan	(15)(27)	Second Lien	13.75%		0.00%		2/1/2013			$4,109,524	4,109,524	0	0.00%
Term Loan	(38)(51)	First Lien	12.00%		0.00%		11/24/2021			$147,344	147,344	147,344	0.05%
Term Loan	(35)(38)(51)	First Lien	3M L+7.00%	1.50%	0.00%		11/24/2021			$442,033	442,033	331,525	0.12%
Total											$8,760,589	$1,149,047	0.41%
GS HVAM Intermediate, LLC									Carlsbad, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,765,248	12,687,507	12,765,248	4.48%
Revolver	(35)	First Lien	1M L+5.75%	1.00%	6.75%		10/18/2019	10/2/2024		$2,651,515	2,651,515	2,651,515	0.93%
HV GS Acquisition, LP Class A Interests		Equity					10/2/2019			1,796	1,618,844	2,266,541	0.79%
Total											$16,957,866	$17,683,304	6.20%
HV Watterson Holdings, LLC	(37)								Schaumburg, IL
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/17/2021	12/17/2026	Services: Business	$13,436,603	13,167,870	13,167,870	4.62%
Revolver	(34)(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/17/2021	12/17/2026		$40,000	40,000	39,200	0.01%
HV Acquisition VI, LLC Class A Units		Equity					12/17/2021			1,084	1,084,126	1,084,126	0.38%
Total											$14,291,996	$14,291,196	5.01%
I2P Holdings, LLC									Cleveland, OH
Series A Preferred Units		Equity					1/31/2018		Services: Business	750,000	750,000	3,523,110	1.24%
Total											$750,000	$3,523,110	1.24%
ICD Holdings, LLC									San Francisco, CA
Class A Units	(4)(5)	Equity					1/1/2018		Finance	9,962	464,619	834,320	0.29%
Total											$464,619	$834,320	0.29%
Infolinks Media Buyco, LLC	(43)								Ridgewood, NJ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.00%	7.00%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,525,000	8,359,127	8,359,127	2.93%
Tower Arch Infolinks Media, LP LP Interests	(60)	Equity					10/28/2021			441,718	441,718	441,718	0.15%
Total											$8,800,845	$8,800,845	3.08%
Integrated Oncology Network, LLC	(30)								Newport Beach, CA
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$15,993,848	15,819,044	15,993,848	5.61%
Term Loan	(35)	First Lien	3M L+5.50%	1.50%	7.00%		11/1/2021	6/24/2024		$1,107,034	1,084,893	1,107,034	0.39%
Total											$16,903,937	$17,100,882	6.00%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Interstate Waste Services, Inc.									Amsterdam, OH
Common Stock		Equity					1/15/2020		Environmental Industries	21,925	946,125	514,402	0.18%
Total											$946,125	$514,402	0.18%
Intuitive Health, LLC									Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+5.75%	1.00%	6.75%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,895,000	5,818,411	5,895,000	2.07%
Term Loan	(35)	First Lien	3M L+5.75%	1.00%	6.75%		10/18/2019	10/18/2027		$11,298,750	11,151,955	11,298,750	3.96%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+5.75%	1.00%	6.75%		8/31/2021	10/18/2027		$3,104,554	3,060,021	3,104,554	1.09%
Legacy Parent, Inc. Class A Common Stock	(4)	Equity					10/30/2020			58	0	230,224	0.08%
Total											$20,030,387	$20,528,528	7.20%
Invincible Boat Company LLC	(28)								Opa Locka, FL
Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,579,004	5,460,897	5,551,109	1.95%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		8/28/2019	8/28/2025		$5,149,850	5,080,887	5,124,101	1.80%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.50%	1.50%	8.00%		6/1/2021	8/28/2025		$1,144,879	1,124,655	1,139,155	0.40%
Warbird Parent Holdco, LLC Class A Units	(4)	Equity					8/28/2019			1,362,575	1,299,691	1,405,979	0.49%
Total											$12,966,130	$13,220,344	4.64%
J.R. Watkins, LLC									San Francisco
Term Loan (SBIC)	(2)(6)	First Lien	10.00%		7.00%	3.00%	12/22/2017	12/22/2022	Consumer Goods: Non-Durable	$12,500,354	12,443,581	11,937,838	4.19%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity					12/22/2017			1,133	1,132,576	316,397	0.11%
Total											$13,576,157	$12,254,235	4.30%
Jurassic Acquisition Corp.									Sparks, MD
Term Loan	(12)	First Lien	3M L+5.50%	0.00%	5.72%		12/28/2018	11/15/2024	Metals & Mining	$16,975,000	16,838,603	16,974,999	5.95%
Total											$16,838,603	$16,974,999	5.95%
Kelleyamerit Holdings, Inc.									Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+6.50%	1.00%	8.82%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,589,330	9,360,000	3.28%
Term Loan	(13)(22)	First Lien	3M L+6.50%	1.00%	8.82%		12/24/2020	12/24/2025		$1,500,000	1,475,282	1,440,000	0.51%
Total											$11,064,612	$10,800,000	3.79%
KidKraft, Inc.									Dallas, TX
Term Loan	(22)(29)	First Lien	3M L+5.00%	1.00%	6.00%		4/3/2020	8/15/2022	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.55%
KidKraft Group Holdings, LLC Preferred B Units		Equity					4/3/2020			4,000,000	4,000,000	4,000,000	1.40%
Total											$5,580,768	$5,580,768	1.95%
Ledge Lounger, Inc.									Katy, TX
Term Loan A (SBIC)	(2)(35)	First Lien	3M L+6.25%	1.00%	7.25%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,644,737	7,495,964	7,495,964	2.63%
Revolver	(35)(52)	First Lien	3M L+6.25%	1.00%	7.25%		11/9/2021	11/9/2026		$66,667	66,667	65,369	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(2)	Equity					11/9/2021			375,000	375,000	375,000	0.13%
Total											$7,937,631	$7,936,333	2.78%
Madison Logic, Inc.	(53)								New York, NY
Term Loan (SBIC)	(2)(35)	First Lien	1M L+5.75%	1.00%	6.75%		2/4/2021	11/22/2026	Media: Broadcasting & Subscription	$3,791,247	3,778,850	3,753,335	1.32%
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		11/22/2021	11/22/2026		$6,875,337	6,807,544	6,806,583	2.39%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity					11/30/2016			5,000	0	1,773,443	0.62%
Total											$10,586,394	$12,333,361	4.33%
Mobile Acquisition Holdings, LP									Santa Clara, CA
Class A2 Units		Equity					11/1/2016		Software	750	455,385	2,863,270	1.00%
Total											$455,385	$2,863,270	1.00%
MOM Enterprises, LLC	(54)								Richmond, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.00%	7.25%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,384,333	16,087,954	16,138,568	5.66%
MBliss SPC Holdings, LLC Units		Equity					5/19/2021			933,333	933,333	1,054,829	0.37%
Total											$17,021,287	$17,193,397	6.03%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)								Phoenix, AZ
Term Loan	(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Services: Business	$8,744,721	8,642,580	8,700,997	3.05%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%		8/30/2019	8/30/2024		$5,514,453	5,450,043	5,486,881	1.92%
CGC NH, Inc. Common Stock		Equity					8/30/2019			123	440,758	780,155	0.27%
Total											$14,533,381	$14,968,033	5.24%
NS412, LLC									Dallas, TX
Term Loan	(35)	Second Lien	3M L+8.50%	1.00%	9.50%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,513,674	7,462,700	2.62%
NS Group Holding Company, LLC Class A Units		Equity					5/6/2019			782	795,002	686,742	0.24%
Total											$8,308,676	$8,149,442	2.86%
NuMet Machining Techniques, LLC									Birmingham, United Kingdom
Term Loan	(5)(35)	Second Lien	1M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,491,009	11,851,125	4.16%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	1M L+9.00%	2.00%	11.00%		11/5/2019	5/5/2026		$7,800,000	7,683,112	7,293,000	2.56%
Bromford Holdings, L.P. Class A Membership Interests	(5)	Equity					11/5/2019			0.83%	866,629	0	0.00%
Bromford Holdings, L.P. Class D Membership Interests	(5)	Equity					3/18/2021			0.82%	280,078	393,106	0.14%
Total											$21,320,828	$19,537,231	6.86%
NuSource Financial, LLC									Eden Prairie, MN
Term Loan (SBIC II)	(9)(35)	First Lien	1M L+9.00%	1.00%	10.00%		1/29/2021	1/29/2026	Services: Business	$11,081,250	10,892,077	10,804,219	3.79%
NuSource Financial Acquisition, Inc. (SBIC II)	(6)(9)	Unsecured	13.75%		4.00%	9.75%	1/29/2021	7/29/2026		$5,113,983	5,030,143	4,883,854	1.71%
NuSource Holdings, Inc. Warrants (SBIC II)	(9)	Equity					1/29/2021			54,966	0	0	0.00%
Total											$15,922,220	$15,688,073	5.50%
Nutritional Medicinals, LLC	(24)								Centerville, OH
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$11,627,085	11,524,782	11,452,678	4.02%
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		10/28/2021	11/15/2025		$4,975,866	4,903,854	4,901,228	1.72%
Functional Aggregator, LLC Units	(4)	Equity					11/15/2018			12,500	972,803	1,326,406	0.47%
Total											$17,401,439	$17,680,312	6.21%
Onpoint Industrial Services, LLC									Deer Park, TX
Term Loan (SBIC)	(2)(35)	First Lien	3M L+7.25%	1.00%	8.25%		3/15/2021	3/15/2026	Services: Business	$10,421,250	10,240,997	10,160,719	3.56%
Onpoint Parent Holdings, LLC Class A Units		Equity					3/15/2021			500,000	500,000	448,143	0.16%
Total											$10,740,997	$10,608,862	3.72%
PCP MT Aggregator Holdings, L.P.									Oak Brook, IL
Common Units		Equity					3/29/2019		Finance	750,000	0	1,779,415	0.62%
Total											$0	$1,779,415	0.62%
PCS Software, Inc.									Shenandoah, TX
Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$14,210,240	14,051,962	14,210,240	4.98%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$1,863,638	1,842,880	1,863,638	0.65%
Delayed Draw Term Loan	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$982,500	982,500	982,500	0.34%
Revolver	(35)	First Lien	3M L+5.75%	1.50%	7.25%		7/1/2019	7/1/2024		$1,318,143	1,318,143	1,318,143	0.46%
PCS Software Holdings, LLC Series A Preferred Units		Equity					7/1/2019			325,000	325,000	468,263	0.16%
PCS Software Holdings, LLC Series A-2 Preferred Units		Equity					11/12/2020			63,312	63,312	91,220	0.03%
Total											$18,583,797	$18,934,004	6.62%
Peltram Plumbing Holdings, LLC									Auburn, WA
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/30/2021	12/30/2026	Construction & Building	$16,747,230	16,412,285	16,412,285	5.76%
Revolver	(11)(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/30/2021	12/30/2026		$31,500	31,500	30,870	0.01%
Peltram Group Holdings LLC Class A Units		Equity					12/30/2021			508,516	508,516	508,516	0.18%
Total											$16,952,301	$16,951,671	5.95%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Premiere Digital Services, Inc.	(55)								Los Angeles, CA
Term Loan	(35)	First Lien	1M L+5.75%	1.00%	6.75%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,423,077	14,352,950	14,350,962	5.03%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity					10/18/2018			5,000	0	1,228,760	0.43%
Total											$14,352,950	$15,579,722	5.46%
Protect America, Inc.									Austin, TX
Term Loan (SBIC)	(2)(26)(35)	Second Lien	3M L+7.75%	1.00%	0.00%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,748	1,078,785	0.38%
Total											$17,979,748	$1,078,785	0.38%
Rogers Mechanical Contractors, LLC	(44)(45)								Atlanta, GA
Term Loan	(35)	First Lien	3M L+6.50%	1.00%	7.50%		4/28/2021	9/9/2025	Construction & Building	$10,541,667	10,381,059	10,330,833	3.62%
Total											$10,381,059	$10,330,833	3.62%
Sales Benchmark Index, LLC	(7)								Dallas, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$13,222,835	13,049,505	13,090,606	4.59%
SBI Holdings Investments, LLC Class A Units		Equity					1/7/2020			66,573	665,730	532,800	0.19%
Total											$13,715,235	$13,623,406	4.78%
SIB Holdings, LLC	(57)								Charleston, SC
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.00%	1.00%	7.00%		10/29/2021	10/29/2026	Services: Business	$13,017,131	12,763,993	12,763,993	4.48%
Revolver	(35)(56)	First Lien	1M L+6.00%	1.00%	7.00%		10/29/2021	10/29/2026		$6,667	6,667	6,537	0.00%
SIB Holdings, LLC Units		Equity					10/29/2021			238,095	500,000	500,000	0.18%
Total											$13,270,660	$13,270,530	4.66%
Skopos Financial Group, LLC									Irving, TX
Series A Preferred Units	(5)	Equity					6/29/2018		Finance	1,120,684	1,162,544	338,616	0.12%
Total											$1,162,544	$338,616	0.12%
Spire Power Solutions, L.P.									Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.50%	7.75%		11/22/2019	8/12/2026	Capital Equipment	$4,887,500	4,832,386	4,740,875	1.66%
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+6.25%	1.50%	7.75%		8/12/2021	8/12/2026		$3,548,310	3,490,420	3,441,861	1.21%
Total											$8,322,806	$8,182,736	2.87%
SQAD LLC									Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,179,594	14,162,082	14,179,594	4.97%
SQAD Holdco, Inc. Series A Preferred Stock (SBIC)	(2)	Equity					10/31/2013			5,624	156,001	715,621	0.25%
SQAD Holdco, Inc. Common Stock (SBIC)	(2)	Equity					10/31/2013			5,800	62,485	83,839	0.03%
Total											$14,380,568	$14,979,054	5.25%
TAC LifePort Purchaser, LLC	(42)								Woodland, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.00%	1.00%	7.00%		3/1/2021	3/2/2026	Aerospace & Defense	$10,042,067	9,869,166	9,791,015	3.43%
TAC LifePort Holdings, LLC Common Units		Equity					3/1/2021			500,000	500,000	594,363	0.21%
Total											$10,369,166	$10,385,378	3.64%
TFH Reliability, LLC									Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+10.75%	0.80%	11.55%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,845,883	5,757,500	2.02%
TFH Reliability Group, LLC Class A-1 Units		Equity					6/29/2020			27,129	21,511	24,883	0.01%
TFH Reliability Group, LLC Class A Units		Equity					10/21/2016			250,000	231,521	85,123	0.03%
Total											$6,098,915	$5,867,506	2.06%
Trade Education Acquisition, L.L.C.	(58)								Austin, TX
Term Loan (SBIC)	(2)(35)	First Lien	1M L+6.25%	1.00%	7.25%		12/28/2021	12/28/2027	Education	$10,602,558	10,390,507	10,390,507	3.64%
Trade Education Holdings, L.L.C. Class A Units		Equity					12/28/2021			662,660	662,660	662,660	0.23%
Total											$11,053,167	$11,053,167	3.87%
TradePending, LLC	(14)								Carrboro, NC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+6.25%	1.00%	7.25%		3/2/2021	3/2/2026	Software	$9,925,000	9,753,957	9,676,875	3.39%
TradePending Holdings, LLC Series A Units		Equity					3/2/2021			750,000	750,000	683,646	0.24%
Total											$10,503,957	$10,360,521	3.63%

Investments	Footnotes	Security(3)	Coupon	LIBOR floor	Cash	PIK	Investment Date	Maturity	Headquarters/ Industry	Principal Amount/ Shares	Amortized Cost	Fair Value(1)	% of Net Assets
Unicat Catalyst Holdings, LLC	(46)								Alvin, TX
Term Loan	(35)	First Lien	3M L+6.50%	1.00%	7.50%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,406,250	7,274,639	7,221,094	2.53%
Unicat Catalyst, LLC Class A Units		Equity					4/27/2021			7,500	750,000	315,280	0.11%
Total											$8,024,639	$7,536,374	2.64%
U.S. Auto Sales, Inc. et al									Lawrenceville, GA
USASF Blocker II LLC Units	(5)	Equity					6/8/2015		Finance	441	441,000	553,597	0.19%
USASF Blocker III LLC 2018 Series Units	(5)	Equity					2/13/2018			50	50,000	100,000	0.04%
USASF Blocker III LLC 2019 Series Units	(5)	Equity					12/27/2019			75	75,000	150,000	0.05%
USASF Blocker IV LLC Units	(5)	Equity					5/27/2020			110	110,000	330,000	0.12%
USASF Blocker LLC Units	(5)	Equity					6/8/2015			9,000	9,000	0	0.00%
Total											$685,000	$1,133,597	0.40%
U.S. Expediters, LLC	(59)								Stafford, TX
Term Loan	(35)	First Lien	3M L+6.00%	1.00%	7.00%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$16,027,068	15,706,527	15,706,527	5.51%
Cathay Hypnos LLC Units		Equity					12/22/2021			1,372,932	1,372,932	1,372,932	0.48%
Total											$17,079,459	$17,079,459	5.99%
Venbrook Buyer, LLC									Los Angeles, CA
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$12,952,771	12,758,396	12,952,771	4.54%
Term Loan B	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$147,377	145,165	147,377	0.05%
Revolver	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$2,222,222	2,222,222	2,222,222	0.78%
Delayed Draw Term Loan	(35)	First Lien	3M L+6.50%	1.50%	8.00%		3/13/2020	3/13/2026		$4,415,556	4,376,990	4,415,556	1.55%
Venbrook Holdings, LLC Common Units		Equity					3/13/2020			822,758	819,262	645,469	0.23%
Total											$20,322,035	$20,383,395	7.15%
Vortex Companies, LLC									Houston, TX
Term Loan (SBIC II)	(9)(35)	Second Lien	3M L+9.50%	1.00%	10.50%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,828,022	9,800,000	3.44%
Total											$9,828,022	$9,800,000	3.44%
Whisps Holdings LP									Elgin, IL
Class A Units		Equity					4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	442,742	0.16%
Total											$500,000	$442,742	0.16%
Xanitos, Inc.	(47)								Newtown Square, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+6.50%	1.00%	7.50%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,736,000	12,502,437	12,481,280	4.38%
Delayed Draw Term Loan	(35)(48)	First Lien	3M L+6.50%	1.00%	7.50%		6/25/2021	6/25/2026		$2,243,617	2,221,181	2,198,745	0.77%
Pure TopCo, LLC Class A Units		Equity					6/25/2021			379,327	904,000	895,329	0.31%
Total											$15,627,618	$15,575,354	5.46%
Total Non-controlled, non-affiliated investments											$785,005,957	$772,873,326	271.08%
Net Investments											$785,005,957	$772,873,326	271.08%
LIABILITIES IN EXCESS OF OTHER ASSETS												$(487,762,093)	(171.08)%
NET ASSETS												$285,111,233	100.00%

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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
As of March 31, 2022, the Company had issued a total of 19,532,519 shares and raised $287,288,339 in gross proceeds since Inception, incurring $9,344,772 in offering expenses and sales load fees. Additionally, the Company has received $120,394 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $278,063,961. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.
The Company has established the following wholly owned subsidiaries: SCIC — Consolidated Blocker, Inc., SCIC — ICD Blocker 1, Inc., SCIC — Invincible Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — Venbrook Blocker, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
As of both March 31, 2022 and December 31, 2021, the SBIC subsidiary had $75,000,000 in regulatory capital. As of both March 31, 2022 and December 31, 2021, the SBIC II subsidiary had $87,500,000 in regulatory capital.
As of both March 31, 2022 and December 31, 2021, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. As of March 31, 2022 and December 31, 2021, the SBIC II subsidiary had $120,000,000 and $100,000,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).
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
On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2022, our asset coverage ratio was 193%.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2022 and March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021.
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
The global impact of the outbreak continues to evolve. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have and continue to lead to the re-introduction of restrictions. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
Cash and Cash Equivalents
At March 31, 2022, cash balances totaling $110,456 did not exceed FDIC insurance protection levels of $250,000. In addition, at March 31, 2022, the Company held $24,520,327 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after March 31, 2022, by circumstances and events that are not yet known. The COVID-19 pandemic may impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals to fulfill short-term liquidity needs. The Company works with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. During the quarter ended March 31, 2022, no interest deferrals have been made related to COVID-19 or otherwise.
Consolidation
As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the SBIC subsidiaries and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.
Use of Estimates
The preparation of the Statements of Assets and Liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. Additionally, as explained in Note 1 contained herein, the Consolidated Financial Statements includes investments in the portfolio whose values have been estimated by the Company, pursuant to procedures established by our board of directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the investment portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.
Deferred Financing Costs
Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, 2026 Notes and

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statements of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
A presentation of the interest income we have received from portfolio companies for the quarters ended March 31, 2022 and 2021 is as follows:
	For the three months ended
	March 31, 2022	March 31, 2021
Loan interest	$14,112,073	$12,650,928
PIK income	330,111	118,329
Fee amortization income(1)	631,137	577,254
Fee income acceleration(2)	43,630	166,266
Total Interest Income	$15,116,951	$13,512,777

(1)
Includes amortization of fees on unfunded commitments.

(2)
Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.
Management considers portfolio specific circumstances as well as other economic factors in determining collectability. As of March 31, 2022, we had three loans on non-accrual status, which represented approximately 3.9% of our loan portfolio at cost and 0.7% at fair value. As of December 31, 2021, we had three loans on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 0.8% at fair value. As of March 31, 2022 and December 31, 2021, $11,354,332 and $10,363,904, respectively, of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
U.S. Federal Income Taxes
The Company has elected, qualified, and intend to continue to qualify annually to be treated as a RIC under Subchapter M of the Code, and to operate in a manner to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Included in income tax expense for the three months ended March 31, 2022 is a decrease of the estimated excise tax accrued relating to the year ended December 31, 2021 of $(4,705) and franchise tax refund of $2,270, as well as a 2022 quarterly estimate of $286,392. Included in income tax expense for the three months ended March 31, 2021 is an increase of the estimated excise tax accrued relating to the year ended December 31, 2020 of $41,316, as well as a 2021 quarterly estimate of $196,645.
The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31, 2022 and December 31, 2021, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2022 and 2021 were de minimis.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
For the three months ended March 31, 2022 and 2021, the Company recorded deferred income tax provision of ($21,157) and ($167,804), respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of $130,121 and $151,278, respectively.
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
Distributable Earnings (Accumulated Undistributed Deficit)
The components that make up distributable earnings (accumulated undistributed deficit) on the Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021 are as follows:
	March 31, 2022	December 31, 2021
Accumulated net realized gain from investments, net of cumulative dividends of $25,571,956 for both periods	$6,261,648	$2,810,908
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of provision for taxes of $130,121 and $151,278, respectively	(15,724,112)	(11,981,353)
Accumulated undistributed net investment income	19,752,556	19,703,039
Accumulated undistributed surplus	$10,290,092	$10,532,594

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022.
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
For the three months ended March 31, 2022 and 2021, the Company recorded an expense for base management fees of $3,492,713 and $2,963,861, respectively. As of March 31, 2022 and December 31, 2021, $3,946,938 and $3,454,225, respectively, were payable to Stellus Capital.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The foregoing Income Incentive Fee is subject to a total return requirement, which provides that no Income Incentive Fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative Income Incentive Fees accrued and/or paid for the 11 preceding quarters. In other words, any Income Incentive Fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the Catch-up, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such Income Incentive Fee that is attributable to deferred interest until the Company actually receives such interest in cash.
For both the three months ended March 31, 2022 and March 31, 2021, the Company incurred $0 of Income Incentive Fees. As of March 31, 2022 and December 31, 2021, $749,130 and $1,749,130, respectively, of such Income Incentive Fees were payable to the Advisor, of which $459,942 and $1,459,942, respectively, are currently payable (as explained below). As of both March 31, 2022 and December 31, 2021, $289,188 of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash.
Capital Gains Incentive Fee
The Company also pays the Advisor an incentive fee based on capital gains (the “Capital Gains Incentive Fee”). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). The Capital Gains Incentive Fee is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from Inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid Capital Gain Incentive Fees is subtracted from such Capital Gain Incentive Fees when the calculated.
U.S. GAAP requires that the Capital Gains Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the Capital Gains Incentive Fee actually payable under the investment advisory agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.
For the three months ended March 31, 2022 and 2021, the Company incurred (reversed) ($42,217) and $83,281, respectively, related to the Capital Gains Incentive Fee. As of March 31, 2022 and December 31,

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
2021, $3,345,934 and $3,388,151, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.
The following tables summarize the components of the incentive fees discussed above:
	Three Months Ended March 31
	2022	2021
Capital gains incentive fee (reversed) incurred	$(42,217)	$83,281
Incentive fee (reversal) expense	$(42,217)	$83,281
	March 31, 2022	December 31, 2021
Investment income incentive fee currently payable	$459,942	$1,459,942
Investment income incentive fee deferred	289,188	289,188
Capital gains incentive fee deferred	3,345,934	3,388,151
Incentive fee payable	$4,095,064	$5,137,281
Director Fees
For the three months ended March 31, 2022 and 2021, the Company recorded an expense relating to director fees of $96,500 and $91,500, respectively. As of both March 31, 2022 and December 31, 2021, the Company owed its independent directors no unpaid director fees.
Co-Investment Pursuant to SEC Order
On October 23, 2013, the Company received an exemptive order (the “2013 Order”) from the SEC to co-invest with private funds managed by Stellus Capital where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On December 18, 2018, the Company received a new exemptive order (the “2018 Order”) that superseded the 2013 Order. On May 9, 2022, the Company received a new exemptive order (the “Order”) that superseded the 2018 Order and permits the Company greater flexibility to enter into co-investment transactions. The Order expands on the 2013 Order and 2018 Order and allows the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital, subject to the conditions included therein. Additionally, the Order provided added relief which allows the Company, subject to the satisfaction of certain conditions, to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the added relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company co-invests, subject to the conditions in the Order, with private credit funds managed by Stellus Capital that have an investment strategy that is similar or identical to the Company’s investment strategy, and the Company may co-invest with other BDCs and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
control with Stellus Capital in the future. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.
Administrative Agent
The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both March 31, 2022 and December 31, 2021, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2022 and 2021, the Company recorded expenses of $400,888 and $382,322, respectively, related to the administration agreement and are included in administrative services expenses on our Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, $400,879 and $382,322, respectively, remained payable to Stellus Capital related to the administration agreement and are included in administrative services payable on our Consolidated Statements of Assets and Liabilities.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.
NOTE 3 — DISTRIBUTIONS
Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution. The Company has declared distributions of $12.33 per share on its common stock from Inception through March 31, 2022.
For the three ended March 31, 2022, the Company has declared aggregate distributions of $0.28 per share on its common stock. The Company has declared distributions of $12.33 per share on its common stock since Inception:
Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022
January 13, 2022	January 28, 2022	February 15, 2022	$0.0933
January 13, 2022	February 25, 2022	March 15, 2022	$0.0933
January 13, 2022	March 31, 2022	April 15, 2022	$0.0933
Total			$12.33

(1)
Distributions for fiscal years 2012 through 2021 are shown in aggregate amounts

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
Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue shares through the DRIP during either of the three months ended March 31, 2022 or 2021.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES
The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.
Issuance of Common Stock	Number of Shares	Gross Proceeds(1)(2)	Underwriting fees	Offering Expenses	Fees Covered by Advisor	Net Proceeds(3)	Average Offering Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	$14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	$14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	$14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	$11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	$14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	$14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	$14.23
Quarter ended March 31, 2022	14,924	209,006	3,137	50,369	12,170	167,670	$14.00
Total	19,532,519	$287,288,339	$7,424,798	$1,919,974	$120,394	$278,063,961

(1)
Net of partial share redemptions. Such share redemptions impacted gross proceeds by $94, $757, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)
Includes common shares issued under the DRIP of $0 during the three months ended March 31, 2022, $228,943 and $94,788 during the year ended December 31, 2020 and 2018, respectively; $0 for the years ended 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.

(3)
Net Proceeds per this equity table will differ from the Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021 in the amount of $3,317,652 which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (reducing the accumulated undistributed deficit).

During the three months ending March 31, 2022, the Company issued 14,924 shares under the At-the-Market (“ATM”) Program, for gross proceeds of $209,006 and underwriting and other expenses of $53,506. The average per share offering price of shares issued in the ATM Program during the three months ended March 31, 2022 was $14.00. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the issuance of shares would be dilutive in nature. For the three months ending March 31, 2022, the Advisor reimbursed the Company $12,170 which resulted in net proceeds of $218,040, or $14.61 per share. The Company did not issue any shares during the three months ended March 31, 2021.
The Company issued 0 shares of common stock through the DRIP for both the three months ended March 31, 2022 and 2021.
NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended March 31, 2022 and March 31, 2021.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
	Three Months Ended
	March 31, 2022	March 31, 2021
Net increase in net assets resulting from operations	$5,222,164	$4,937,788
Weighted average common shares	19,517,761	19,486,003
Net increase in net assets from operations per share	$0.27	$0.25
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
At March 31, 2022, the Company had investments in 78 portfolio companies. The total fair value and cost of the investments were $837,991,490 and $853,845,723, respectively. The composition of our investments as of March 31, 2022 is as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$714,456,379	$706,079,324
Senior Secured – Second Lien	84,743,570	61,221,062
Unsecured Debt	5,244,381	4,800,358
Equity	49,401,393	65,890,746
Total Investments	$853,845,723	$837,991,490

(1)
Includes unitranche investments, which account for 1.5% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.
At December 31, 2021, the Company had investments in 73 portfolio companies. The total cost and fair value of the investments were $785,005,957 and $772,873,326 respectively. The composition of our investments as of December 31, 2021 was as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$652,561,144	$646,352,935
Senior Secured – Second Lien	79,806,598	56,733,110
Unsecured Debt	5,030,143	4,883,854
Equity	47,608,072	64,903,427
Total Investments	$785,005,957	$772,873,326

(1)
Includes unitranche investments, which account for 1.6% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2022 and December 31, 2021, the Company had 38 and 32 of such investments with aggregate unfunded commitments of $34,161,938 and $30,982,734, respectively. The Company maintains sufficient liquidity to fund such unfunded loan commitments should the need arise.
The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as March 31, 2022 and December 31, 2021 were as follows:
	2022	2021
Aggregate cost of portfolio company securities	$853,845,723	$785,005,959
Gross unrealized appreciation of portfolio company securities	27,650,944	27,283,420
Gross unrealized depreciation of portfolio company securities	(43,505,177)	(39,416,053)
Aggregate fair value of portfolio company securities	$837,991,490	$772,873,326
The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2022 are as follows:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$706,079,324	$706,079,324
Senior Secured – Second Lien	—	—	61,221,062	61,221,062
Unsecured Debt	—	—	4,800,358	4,800,358
Equity	—	—	65,890,746	65,890,746
Total Investments	$—	$—	$837,991,490	$837,991,490

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2021 are as follows:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured – First Lien	$—	$—	$646,352,935	$646,352,935
Senior Secured – Second Lien	—	—	56,733,110	56,733,110
Unsecured Debt	—	—	4,883,854	4,883,854
Equity	—	—	64,903,427	64,903,427
Total Investments	$—	$—	$772,873,326	$772,873,326
The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2022 are as follows:
	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	$646,352,935	$56,733,110	$4,883,854	$64,903,427	$772,873,326
Purchases of investments	67,234,137	4,900,000	83,511	2,317,755	74,535,403
Payment-in-kind interest	202,688	—	127,423	—	330,111
Sales and redemptions	(6,048,117)	—	—	(3,957,415)	(10,005,532)
Realized gains	—	—	—	3,432,978	3,432,978
Change in unrealized depreciation included in earnings(1)	(2,168,850)	(449,019)	(297,734)	(805,999)	(3,721,602)
Amortization of premium and accretion of discount, net	506,531	36,971	3,304	—	546,806
Fair value at end of period	$706,079,324	$61,221,062	$4,800,358	$65,890,746	$837,991,490

(1)
Includes reversal of positions during the three months ended March 31, 2022.

There were no Level 3 transfers during the three months ended March 31, 2022.
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Unsecured Debt	Equity	Total
Realized gains (losses)	1,475,577	(1,781,665)	—	23,993,443	23,687,355
Change in unrealized (depreciation) appreciation included in earnings(1)	(6,821,212)	(157,390)	875,354	(824,912)	(6,928,160)
Amortization of premium and accretion of discount, net	2,186,334	148,157	78,500	—	2,412,991
Fair value at end of period	$646,352,935	$56,733,110	$4,883,854	$64,903,427	$772,873,326

(1)
Includes reversal of positions during the twelve months ended December 31, 2021.

There were no Level 3 transfers during the twelve months ended December 31, 2021.
The following is a summary of geographical concentration of our investment portfolio as of March 31, 2022:
	Cost	Fair Value	% of Total Investments
Texas	$195,230,380	$176,467,790	21.06%
California	159,484,017	158,784,883	18.95%
Illinois	69,150,094	69,032,012	8.24%
Arizona	43,277,571	43,112,876	5.14%
Pennsylvania	42,816,814	42,509,202	5.07%
Washington	40,946,863	40,836,573	4.87%
Ohio	36,002,522	37,883,785	4.52%
Florida	31,256,977	31,670,045	3.78%
New York	25,104,764	28,786,831	3.44%
Wisconsin	25,834,055	25,824,357	3.08%
New Jersey	25,482,325	23,789,966	2.84%
United Kingdom	21,334,126	19,134,926	2.28%
Georgia	10,942,133	18,900,488	2.26%
Maryland	16,805,987	16,931,249	2.02%
Minnesota	16,960,021	16,174,281	1.93%
Colorado	15,109,907	14,769,749	1.76%
District of Columbia	11,597,185	13,446,652	1.60%
Canada	13,396,395	13,317,095	1.59%
South Carolina	13,249,700	13,200,056	1.58%
North Carolina	10,487,953	10,777,500	1.29%
Missouri	9,850,892	10,530,202	1.26%
Massachusetts	10,264,453	10,414,995	1.24%
Puerto Rico	8,760,589	711,228.00	0.08%
Virginia	500,000	984,749.00	0.12%
	$853,845,723	$837,991,490	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following is a summary of geographical concentration of our investment portfolio as of December 31, 2021:
	Cost	Fair Value	% of Total Investments at fair value
California	$153,793,390	$157,446,299	20.37%
Texas	161,550,893	142,657,160	18.46%
Illinois	69,780,236	71,066,882	9.20%
Pennsylvania	42,866,707	42,604,002	5.51%
Washington	41,067,458	40,790,941	5.28%
Ohio	36,551,789	38,218,517	4.94%
Arizona	31,165,320	31,117,284	4.03%
New York	25,161,998	27,334,823	3.54%
Wisconsin	25,880,018	25,893,643	3.35%
New Jersey	25,518,474	23,548,670	3.05%
United Kingdom	21,320,828	19,537,231	2.53%
Georgia	11,066,059	19,045,442	2.46%
Maryland	16,838,603	16,974,999	2.20%
Minnesota	15,922,220	15,688,073	2.03%
Colorado	15,151,135	14,980,283	1.94%
South Carolina	13,270,660	13,270,530	1.71%
Canada	13,418,371	13,265,324	1.71%
Florida	12,966,130	13,220,344	1.71%
District of Columbia	11,798,134	13,137,892	1.70%
Missouri	9,871,933	10,600,866	1.37%
North Carolina	10,503,957	10,360,521	1.34%
Massachusetts	10,281,055	10,348,341	1.34%
Puerto Rico	8,760,589	1,149,047	0.15%
Virginia	500,000	616,212	0.08%
	$785,005,957	$772,873,326	100.00%
The following is a summary of industry concentration of our investment portfolio as of March 31, 2022:
	Cost	Fair Value	% of Total Investments
Services: Business	$204,673,120	$214,616,580	25.61%
Healthcare & Pharmaceuticals	103,716,638	97,787,282	11.67%
Aerospace & Defense	66,430,440	62,601,416	7.47%
Media: Advertising, Printing & Publishing	53,054,402	51,404,156	6.13%
Media: Broadcasting & Subscription	39,229,812	44,561,407	5.32%
Consumer Goods: Durable	35,781,058	36,262,909	4.33%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
	Cost	Fair Value	% of Total Investments
Beverage, Food, & Tobacco	34,035,900	32,939,806	3.93%
Software	28,361,662	28,973,774	3.46%
Consumer Goods: Non-Durable	30,649,563	28,611,585	3.41%
Services: Consumer	45,315,174	27,650,198	3.30%
Capital Equipment	27,405,794	27,218,258	3.25%
Construction & Building	27,150,816	27,092,070	3.23%
Environmental Industries	25,643,996	25,123,176	2.99%
Chemicals, Plastics, & Rubber	19,501,538	19,084,569	2.28%
Containers, Packaging, & Glass	17,527,340	17,704,466	2.11%
Transportation & Logistics	17,238,168	17,568,896	2.10%
Metals & Mining	16,805,987	16,931,249	2.02%
FIRE: Real Estate	15,681,346	14,992,946	1.79%
Energy: Oil & Gas	11,120,671	11,141,991	1.33%
Education	11,034,204	11,058,036	1.32%
Automotive	11,074,280	10,968,750	1.31%
Utilities: Oil & Gas	9,906,615	9,800,000	1.17%
Finance	2,507,199	3,330,796	0.40%
Hotel, Gaming, & Leisure	—	567,174	0.07%
Total	$853,845,723	$837,991,490	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2021:
	Cost	Fair Value	% of Total Investments at fair value
Services: Business	$167,253,835	$177,242,299	22.93%
Healthcare & Pharmaceuticals	104,933,428	99,584,343	12.89%
Aerospace & Defense	66,503,939	63,467,579	8.21%
Media: Advertising, Printing & Publishing	53,136,718	51,125,659	6.62%
Media: Broadcasting & Subscription	39,319,912	42,892,137	5.55%
Consumer Goods: Durable	36,216,806	36,537,445	4.73%
Beverage, Food, & Tobacco	34,089,805	33,791,047	4.37%
Consumer Goods: Non-Durable	30,597,444	29,447,632	3.81%
Construction & Building	27,333,360	27,282,504	3.53%
Environmental Industries	26,826,229	26,355,789	3.41%
Software	21,498,947	23,841,617	3.08%
Services: Consumer	40,034,415	22,682,119	2.93%
Transportation & Logistics	18,583,797	18,934,004	2.45%
Containers, Packaging, & Glass	17,557,212	17,710,907	2.29%

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
	Cost	Fair Value	% of Total Investments at fair value
Metals & Mining	16,838,603	16,974,999	2.20%
FIRE: Real Estate	15,694,701	15,824,998	2.05%
Chemicals, Plastics, & Rubber	14,638,210	14,288,322	1.85%
Education	11,053,167	11,053,167	1.43%
Automotive	11,064,612	10,800,000	1.40%
Energy: Oil & Gas	11,098,912	10,461,417	1.35%
Utilities: Oil & Gas	9,901,900	9,800,000	1.27%
Capital Equipment	8,322,806	8,182,736	1.06%
Finance	2,507,199	4,108,356	0.53%
Hotel, Gaming, & Leisure	—	484,250	0.06%
	$785,005,957	$772,873,326	100.00%

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2022:
Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$706,079,324	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-3.74% to 0.66% (0.00%) -0.15% to 2.17% (1.30%) 4.5x to 25.0x (11.8x)(4)
Second lien debt	$61,221,062	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	-1.64% to 0.72% (-0.23%) -0.51% to 2.22% (1.07%) 7.1x to 16.4x (12.8x)(4)
Unsecured debt	$4,800,358	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	1.15% to 1.15% (1.15%) 1.99% to 1.99% (1.99%) 12.4x to 12.4x (12.4x)(4)
Equity investments	$65,890,746	Market approach(5)	Underwriting multiple/ EBITDA Multiple	1.5x to 24.8x (11.3x)
Total Long Term Level 3 Investments	$837,991,490

(1)
Weighted average based on fair value as of March 31, 2022.

(2)
Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)
The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
closed and the valuation date ranged from -3.74% (-374 basis points) to 0.66% (66 basis points). The average of all changes was 0.00% (0 basis points).
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

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2021:
Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$646,352,935	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-3.93% to 0.48% (-0.24%) -1.95% to 0.86% (-0.05%) 4.5x to 25x (11.6x)(4)
Second lien debt	$56,733,110	Income/Market(2) approach	HY credit spreads, Risk free rates Market multiples	-2.54% to 0.53% (-0.53%) -1.79% to 0.94% (-0.29%) 7.1x to 16.4x (12.9x)(4)
Unsecured debt	$4,883,854	Income/Market approach(2)	HY credit spreads, Risk free rates Market multiples	0.25% to 0.25% (0.25%) 0.75% to 0.75% (0.75%) 12.4x to 12.4x (12.4x)(4)
Equity investments	$64,903,427	Market approach(5)	Underwriting EBITDA Multiple	1.6x to 24.9x (11.5x)
Total Long Term Level 3 Investments	$772,873,326

(1)
Weighted average based on fair value as of December 31, 2021.

(2)
Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

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
March 31, 2022
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
As of March 31, 2022, the Company had $33,855,842 in unfunded debt commitments and $306,096 in unfunded equity commitments to 38 existing portfolio companies. As of December 31, 2021, the Company had $30,674,451 in unfunded debt commitments and $308,282 in unfunded equity commitments to 32 existing portfolio companies. As of March 31, 2022, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.
NOTE 8 — FINANCIAL HIGHLIGHTS
	For the three months ended March 31, 2022 (unaudited)	For the three months ended March 31, 2021 (unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.61	$14.03
Net investment income	0.28	0.26
Change in unrealized (depreciation) appreciation	(0.19)	0.01
Net realized gain	0.18	0.02
Loss on debt extinguishment	—	(0.03)
Provision for taxes on unrealized appreciation on investments	(0.00)	(0.01)
Total from operations	$0.27	$0.25
Sales load	(0.00)	—
Offering costs	(0.01)	—
Stockholder distributions from:
Net investment income	(0.28)	(0.25)
Net asset value at end of period	$14.59	$14.03
Per share market value at end of period	$13.89	$12.70
Total return based on market value(2)	7.9%	19.1%
Weighted average shares outstanding for the period	19,517,761	19,486,003

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
	For the three months ended March 31, 2022 (unaudited)	For the three months ended March 31, 2021 (unaudited)
Ratio/Supplemental Data:(1)
Net assets at end of period	$285,036,401	$273,428,885
Weighted average net assets	$285,110,402	$273,361,407
Annualized ratio of gross operating expenses to net assets(5)	14.20%	13.31%
Annualized ratio of interest expense and other fees to net assets	6.96%	6.41%
Annualized ratio of net investment income to net assets(5)	7.84%	7.45%
Portfolio turnover(3)	1.25%	4.91%
Notes payable	$100,000,000	$100,000,000
Credit Facility payable	$205,488,800	$165,500,000
SBA-guaranteed debentures	$270,000,000	$210,000,000
Asset coverage ratio(4)	1.93x	2.03x

(1)
Financial highlights are based on weighted average shares number of common shares outstanding for the period.

(2)
Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.

(3)
Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.

(4)
Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.

(5)
These ratios include the impact of income tax provision related to unrealized appreciation movements on investments in Taxable Subsidiaries of ($21,157) and ($167,804), respectively, for the three months ended March 31, 2022 and March 31, 2021, which are not reflected in net investment income, gross operating expenses or net operating expenses. The impact of the provision (benefit) for income taxes to weighted average net assets for both the three months ended March 31, 2022 and 2021 is 0.03% and 0.25%, respectively.

NOTE 9 — CREDIT FACILITY
On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021 and February 28, 2022, with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).
The Credit Facility provides for borrowings up to a maximum of $250,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $280,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.
Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate (subject to a 3.0% floor), Federal Funds Rate plus 0.5% or

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 18, 2024, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 18, 2025.
The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of March 31, 2022 and December 31, 2021, the Company was in compliance with these covenants.
As of March 31, 2022 and December 31, 2021, $205,488,800 and $177,340,000, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,798,806 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of March 31, 2022 and December 31, 2021, $1,781,503 and $1,888,884 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.
The following is a summary of the Credit Facility, net of prepaid loan structure fees:
	March 31, 2022	December 31, 2021
Credit Facility payable	$205,488,800	$177,340,000
Prepaid loan structure fees	1,781,503	1,888,884
Credit facility payable, net of prepaid loan structure fees	$203,707,297	$175,451,116
Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2022 and 2021:
	For the three months ended
	March 31, 2022	March 31, 2021
Interest expense	$1,343,401	$973,901
Loan fee amortization	123,932	117,701
Commitment fees on unused portion	74,333	116,274
Administration fees	8,607	1,724
Total interest and financing expenses	$1,550,273	$1,209,600
Weighted average interest rate	2.8%	2.8%
Effective interest rate (including fee amortization)	3.3%	3.5%
Average debt outstanding	$193,350,960	$140,666,667
Cash paid for interest and unused fees	$1,373,438	$1,005,853

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
NOTE 10 — SBA-GUARANTEED DEBENTURES
Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both March 31, 2022 and December 31, 2021, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.
As of March 31, 2022 and December 31, 2021, the SBIC II subsidiary had $87,500,000 both in regulatory capital, as such term is defined by the SBA and $120,000,000 and $100,000,000 of SBA-guaranteed debentures outstanding, respectively.
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
On a stand-alone basis, the SBIC subsidiaries held $421,057,011 and $403,333,676 in assets at March 31, 2022 and December 31, 2021, respectively, which accounted for approximately 48.6% and 49.1% of the Company’s total consolidated assets, respectively.
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
The following table summarizes the SBIC subsidiaries’ aggregate SBA-guaranteed debentures as of March 31, 2022:
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

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
November 28, 2017	SBIC I	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC I	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I	March 1, 2029	2,500,000	3.11%	0.22%
Total SBIC I SBA-guaranteed Debentures			$150,000,000

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 17, 2019	SBIC II	March 1, 2030	$6,000,000	2.08%	0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%	0.09%
December 17, 2020	SBIC II	March 1, 2031	9,000,000	1.67%	0.09%
December 17, 2020	SBIC II	March 1, 2031	6,500,000	1.67%	0.27%
February 16, 2021	SBIC II	March 1, 2031	13,500,000	1.67%	0.27%
February 26, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
March 2, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
April 21, 2021	SBIC II	September 1, 2031	10,000,000	1.30%	0.27%
May 14, 2021	SBIC II	September 1, 2031	6,700,000	1.30%	0.27%
May 28, 2021	SBIC II	September 1, 2031	7,300,000	1.30%	0.27%
July 23, 2021	SBIC II	September 1, 2031	16,000,000	1.30%	0.27%
February 25, 2022	SBIC II	March 1, 2032	10,000,000	2.94%	0.27%
March 29, 2022	SBIC II	September 1, 2032	10,000,000	1.62% (1)	0.27%
Total SBIC II SBA-guaranteed Debentures			$120,000,000
Total SBA-guaranteed debentures			$270,000,000

(1)
Interest rate of the SBA-guaranteed debentures will be set as determined by the SBA when pooled on September 21, 2022.

As of March 31, 2022 and December 31, 2021, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2022 and December 31, 2021, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.
As of March 31, 2022, the Company has incurred $9,322,500 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of March 31, 2022 and December 31, 2021, $5,587,953 and $5,384,097 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:
	March 31, 2022	December 31, 2021
SBA debentures payable	$270,000,000	$250,000,000
Prepaid loan fees	5,587,953	5,384,097
SBA Debentures, net of prepaid loan fees	$264,412,047	$244,615,903
The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2022 and 2021:
	For the three months ended
	March 31, 2022	March 31, 2021
Interest expense	$1,724,280	$1,385,834
Debenture fee amortization	283,144	233,813
Total interest and financing expenses	$2,007,424	$1,619,647
Weighted average interest rate	2.8%	3.0%
Effective interest rate (including fee amortization)	3.2%	3.5%
Average debt outstanding	$254,222,222	$190,211,111
Cash paid for interest	$3,405,071	$2,706,619
NOTE 11 — NOTES
On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, the Company caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. The Company redeemed all $48,875,000 in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on debt extinguishment of $539,250 due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statements of Operations for the three months ended March 31, 2021.
The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three months ended March 31, 2021:
For the three months ended March 31, 2021
Interest expense	$320,063
Deferred financing costs	28,232
Administration fees	9,000
Total interest and financing expenses	$357,295
Loss on debt extinguishment(1)	539,250
Weighted average interest rate(2)	5.7%
Effective interest rate (including fee amortization)(2)	6.4%
Average debt outstanding(3)	$48,875,000
Cash paid for interest	$453,966

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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
The Company used the net proceeds from the 2026 Notes offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of both March 31, 2022 and December 31, 2021, the aggregate carrying amount of the 2026 Notes was approximately $100,000,000.
Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2020, the fair value of the 2022 Notes was $49,168,250. The carrying value of the 2026 Notes approximates fair value.
In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2,327,835 of fees which are being amortized over the term of the 2026 Notes. As of March 31, 2022 and December 31, 2021, $1,786,877 and $1,897,027 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three months ended March 31, 2022 and 2021:
	For the three months ended
	March 31, 2022	March 31, 2021
Interest expense	$1,218,750	$1,042,708
Deferred financing costs	110,150	94,228
Administration fees	5,000	—
Total interest and financing expenses	$1,333,900	$1,136,936
Weighted average interest rate	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%
Average debt outstanding(1)	$100,000,000	$100,000,000
Cash paid for interest	$2,437,500	$—

(1)
Calculated for the period from January 14, 2021, the date of the 2026 bond offering, through March 31, 2021.

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:
	March 31, 2022	December 31, 2021
Notes payable	$100,000,000	$100,000,000
Deferred financing costs	1,786,877	1,897,027
Notes payable, net of deferred financing costs	$98,213,123	$98,102,973

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The indenture and supplements thereto relating to the 2026 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of March 31, 2022 and 2021, the Company was in compliance with these covenants.
NOTE 12 — SUBSEQUENT EVENTS
Investment Portfolio
On April 1, 2022, the Company invested $100,000 in the first lien term loan and committed $100,000 in the unfunded revolver of Cancos Tile & Stone LLC, a regional distributor, seller, and custom fabricator of high-end ceramic and stone tile products and accessories. Additionally, the Company invested $100,000 in the equity of the company.
On April 1, 2022, the Company invested $100,000 in the first lien term loan and committed $100,000 in the unfunded revolver of Tilley Chemical Company, Inc., a distributor of specialty chemicals, oils, and lubricants into the food & beverage, lubricants, flavor and fragrances, personal care, and other chemicals end-markets.
On April 4, 2022, the Company invested $11,309,345 in the first lien term loan and committed $100,000 in the unfunded revolver of Microbe Formulas, LLC, A provider of dietary supplements and other natural solutions for detox and gut health.
On April 7, 2022, the Company received full repayment of its equity in Energy Labs Holding Corp., with total proceeds of $1,294,404, resulting in a realized gain of $696,222.
On April 15, 2022, the Company invested an incremental $6,557,813 in the first lien term loan of Anne Lewis Strategies, LLC, an existing portfolio company.
On April 15, 2022, the Company invested an incremental $149,478 in the equity of Pure TopCo, LLC, an existing portfolio company.
On April 25, 2022 we received full repayment on the first lien term loan of SQAD, LLC for total proceeds of $14,072,192. We also received full repayment on the equity of SQAD Holdco, Inc., a subsidiary of SQAD, LLC, for total proceeds of $2,361,494, resulting in a realized gain of $2,143,007.
On April 29, 2022, we invested $10,000,000 in the first lien term loan and committed $100,000 in the revolver and $100,000 in the delayed draw term loan of Florachem Holdings, LLC, a distiller and supplier of natural citrus, pine, and specialty inputs. Additionally, we invested $362,434 in the equity of the company.
Credit Facility
The outstanding balance under the Credit Facility as of May 11, 2022 was $204,088,800.
ATM Program
Since March 31, 2022, the Company issued 13,416 shares under the ATM Program, for gross proceeds of $187,965 and underwriting and other expenses of $2,820. The average per share offering price of shares issued in the ATM Program subsequent to March 31, 2022 was $14.01. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the issuance of shares would be dilutive in nature. As such, the Advisor reimbursed the Company $10,863 which resulted in net proceeds of $196,008, or $14.61 per share.

STELLUS CAPITAL INVESTMENT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
SBA-guaranteed Debentures
The total balance of SBA-guaranteed debentures outstanding as of May 11, 2022 was $290,000,000.
Dividends Declared
On April 19, 2022, the Board declared a regular monthly dividend for each of April 2022, May 2022 and June 2022 as follows:
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/19/2022	4/28/2022	4/29/2022	5/13/2022	$0.0933
4/19/2022	5/26/2022	5/27/2022	6/15/2022	$0.0933
4/19/2022	6/29/2022	6/30/2022	7/15/2022	$0.0933
On April 19, 2022, the Board declared a supplemental monthly dividend for each of April 2022, May 2022 and June 2022 as follows:
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/19/2022	4/28/2022	4/29/2022	5/13/2022	$0.02
4/19/2022	5/26/2022	5/27/2022	6/15/2022	$0.02
4/19/2022	6/29/2022	6/30/2022	7/15/2022	$0.02

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Capital Investment Corporation’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, related to the current COVID-19 pandemic and otherwise, including statements as to:
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

•
our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and

•
the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDC or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We were organized as a Maryland corporation on May 18, 2012, and formally commenced operations on November 7, 2012. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in middle-market companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment activities are managed by our investment adviser, Stellus Capital.
As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” (as defined in the 1940 Act). Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.
We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2022, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.
On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.
On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2019 which effectively increased the amount of leverage we may incur. As of March 31, 2022, our asset coverage ratio was 193%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
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
The global impact of the outbreak continues to evolve. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have and continue to lead to the re-introduction of restrictions. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
As of March 31, 2022, we had $838.0 million (at fair value) invested in 78 portfolio companies. As of March 31, 2022, our portfolio included approximately 84% of first lien debt, 7% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2022 was as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$714,456,379	$706,079,324
Senior Secured – Second Lien	84,743,570	61,221,062
Unsecured Debt	5,244,381	4,800,358
Equity	49,401,393	65,890,746
Total Investments	$853,845,723	$837,991,490

(1)
Includes unitranche investments, which account for 1.5% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2021, we had $772.9 million (at fair value) invested in 73 portfolio companies. As of December 31, 2021, our portfolio included approximately 84% of first lien debt, 7% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2021 was as follows:
	Cost	Fair Value
Senior Secured – First Lien(1)	$652,561,144	$646,352,935
Senior Secured – Second Lien	79,806,598	56,733,110
Unsecured Debt	5,030,143	4,883,854
Equity	47,608,072	64,903,427
Total Investments	$785,005,957	$772,873,326

(1)
Includes unitranche investments, which account for 1.6% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2022 and December 31, 2021, we had unfunded commitments of $34.2 million and $31.0 million, respectively, to provide debt financing to 38 and 32 portfolio companies, respectively. As of March 31, 2022, we had sufficient liquidity to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2022:
	Cost	Fair Value	% of Total Investments
Texas	$195,230,380	$176,467,790	21.06%
California	159,484,017	158,784,883	18.95%
Illinois	69,150,094	69,032,012	8.24%
Arizona	43,277,571	43,112,876	5.14%
Pennsylvania	42,816,814	42,509,202	5.07%
Washington	40,946,863	40,836,573	4.87%
Ohio	36,002,522	37,883,785	4.52%
Florida	31,256,977	31,670,045	3.78%
New York	25,104,764	28,786,831	3.44%
Wisconsin	25,834,055	25,824,357	3.08%
New Jersey	25,482,325	23,789,966	2.84%
United Kingdom	21,334,126	19,134,926	2.28%
Georgia	10,942,133	18,900,488	2.26%
Maryland	16,805,987	16,931,249	2.02%
Minnesota	16,960,021	16,174,281	1.93%
Colorado	15,109,907	14,769,749	1.76%
District of Columbia	11,597,185	13,446,652	1.60%
Canada	13,396,395	13,317,095	1.59%
South Carolina	13,249,700	13,200,056	1.58%
North Carolina	10,487,953	10,777,500	1.29%
Missouri	9,850,892	10,530,202	1.26%
Massachusetts	10,264,453	10,414,995	1.24%
Puerto Rico	8,760,589	711,228.00	0.08%
Virginia	500,000	984,749.00	0.12%
	$853,845,723	$837,991,490	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2021:
	Cost	Fair Value	% of Total Investments at fair value
California	$153,793,390	$157,446,299	20.37%
Texas	161,550,893	142,657,160	18.46%
Illinois	69,780,236	71,066,882	9.20%
Pennsylvania	42,866,707	42,604,002	5.51%
Washington	41,067,458	40,790,941	5.28%
Ohio	36,551,789	38,218,517	4.94%
Arizona	31,165,320	31,117,284	4.03%
New York	25,161,998	27,334,823	3.54%
Wisconsin	25,880,018	25,893,643	3.35%
New Jersey	25,518,474	23,548,670	3.05%
United Kingdom	21,320,828	19,537,231	2.53%
Georgia	11,066,059	19,045,442	2.46%
Maryland	16,838,603	16,974,999	2.20%
Minnesota	15,922,220	15,688,073	2.03%
Colorado	15,151,135	14,980,283	1.94%
South Carolina	13,270,660	13,270,530	1.71%
Canada	13,418,371	13,265,324	1.71%
Florida	12,966,130	13,220,344	1.71%
District of Columbia	11,798,134	13,137,892	1.70%
Missouri	9,871,933	10,600,866	1.37%
North Carolina	10,503,957	10,360,521	1.34%
Massachusetts	10,281,055	10,348,341	1.34%
Puerto Rico	8,760,589	1,149,047	0.15%
Virginia	500,000	616,212	0.08%
	$785,005,957	$772,873,326	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2022:
	Cost	Fair Value	% of Total Investments
Services: Business	$204,673,120	$214,616,580	25.61%
Healthcare & Pharmaceuticals	103,716,638	97,787,282	11.67%
Aerospace & Defense	66,430,440	62,601,416	7.47%
Media: Advertising, Printing & Publishing	53,054,402	51,404,156	6.13%
Media: Broadcasting & Subscription	39,229,812	44,561,407	5.32%
Consumer Goods: Durable	35,781,058	36,262,909	4.33%
Beverage, Food, & Tobacco	34,035,900	32,939,806	3.93%
Software	28,361,662	28,973,774	3.46%
Consumer Goods: Non-Durable	30,649,563	28,611,585	3.41%
Services: Consumer	45,315,174	27,650,198	3.30%
Capital Equipment	27,405,794	27,218,258	3.25%
Construction & Building	27,150,816	27,092,070	3.23%
Environmental Industries	25,643,996	25,123,176	2.99%
Chemicals, Plastics, & Rubber	19,501,538	19,084,569	2.28%
Containers, Packaging, & Glass	17,527,340	17,704,466	2.11%
Transportation & Logistics	17,238,168	17,568,896	2.10%
Metals & Mining	16,805,987	16,931,249	2.02%
FIRE: Real Estate	15,681,346	14,992,946	1.79%
Energy: Oil & Gas	11,120,671	11,141,991	1.33%
Education	11,034,204	11,058,036	1.32%
Automotive	11,074,280	10,968,750	1.31%
Utilities: Oil & Gas	9,906,615	9,800,000	1.17%
Finance	2,507,199	3,330,796	0.40%
Hotel, Gaming, & Leisure	—	567,174	0.07%
Total	$853,845,723	$837,991,490	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2021:
	Cost	Fair Value	% of Total Investments at fair value
Services: Business	$167,253,835	$177,242,299	22.93%
Healthcare & Pharmaceuticals	104,933,428	99,584,343	12.89%
Aerospace & Defense	66,503,939	63,467,579	8.21%
Media: Advertising, Printing & Publishing	53,136,718	51,125,659	6.62%
Media: Broadcasting & Subscription	39,319,912	42,892,137	5.55%
Consumer Goods: Durable	36,216,806	36,537,445	4.73%
Beverage, Food, & Tobacco	34,089,805	33,791,047	4.37%
Consumer Goods: Non-Durable	30,597,444	29,447,632	3.81%
Construction & Building	27,333,360	27,282,504	3.53%
Environmental Industries	26,826,229	26,355,789	3.41%
Software	21,498,947	23,841,617	3.08%
Services: Consumer	40,034,415	22,682,119	2.93%
Transportation & Logistics	18,583,797	18,934,004	2.45%
Containers, Packaging, & Glass	17,557,212	17,710,907	2.29%
Metals & Mining	16,838,603	16,974,999	2.20%
FIRE: Real Estate	15,694,701	15,824,998	2.05%
Chemicals, Plastics, & Rubber	14,638,210	14,288,322	1.85%
Education	11,053,167	11,053,167	1.43%
Automotive	11,064,612	10,800,000	1.40%
Energy: Oil & Gas	11,098,912	10,461,417	1.35%
Utilities: Oil & Gas	9,901,900	9,800,000	1.27%
Capital Equipment	8,322,806	8,182,736	1.06%
Finance	2,507,199	4,108,356	0.53%
Hotel, Gaming, & Leisure	—	484,250	0.06%
	$785,005,957	$772,873,326	100.00%
At March 31, 2022, our average portfolio company investment at amortized cost and fair value was approximately $10.9 million and $10.7 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $21.3 million and $20.5 million, respectively. At December 31, 2021, our average portfolio company investment at amortized cost and fair value was approximately $10.8 million and $10.6 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.3 million and $20.5 million, respectively.
At March 31, 2022, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates. At December 31, 2021, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 4% bore interest at fixed rates.
The weighted average yield on all of our debt investments as of both March 31, 2022 and December 31, 2021 was approximately 8.0%. The weighted average yield on all of our investments, including non-income producing equity positions, as of both March 31, 2022 and December 31, 2021 was approximately 7.5%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $24.6 million and $44.2 million, respectively.
Investment Activity
During the three months ended March 31, 2022, we made an aggregate of $74.5 million of investments in six new portfolio company and seven existing portfolio companies. During the three months ended March 31, 2022, we received an aggregate of $10.0 million in proceeds from repayments of our investments.
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
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

	As of March 31, 2022			As of December 31, 2021
	(dollars in millions)			(dollars in millions)
Investment Category	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$104.8	13%	15	$63.6	8%	12
2	609.3	73%	50	585.0	76%	48
3	118.6	14%	10	118.4	15%	10
4	3.7	—%	1	3.7	1%	1
5	1.6	—%	2	2.2	—%	2
Total	$838.0	100%	78	$772.9	100%	73

Loans and Debt Securities on Non-Accrual Status
We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2022, we had loans to three portfolio companies that were on non-accrual status which represented approximately 3.9% of our loan portfolio at cost and 0.7% at fair value. As of December 31, 2021, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 0.8% at fair value. As of March 31, 2022 and December 31, 2021, $11.4 million and $10.4 million of income from investments on non-accrual has not been accrued, respectively.
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
Comparison of the three months ended March 31, 2022 and 2021
Revenues
We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at primarily at floating rates. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.
The following shows the breakdown of investment income for the three months ended March 31, 2022 and 2021 (in millions).
	Three months ended March 31, 2022	Three months ended March 31, 2021
Interest income(1)	$14.8	$13.4
PIK interest	0.3	0.1
Miscellaneous fees(1)	0.4	0.5
Total	$15.5	$14.0

(1)
For the three months ended March 31, 2022, we recognized no non-recurring income related to early repayments and amendments to specific loan positions. For the three months ended March 31, 2021, we recognized $0.3 million of non-recurring income related to early repayments, and amendments to specific loan positions.

The increase in interest income from the respective periods was due primarily to growth in the overall investment portfolio.

Expenses
Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:
•
organization and offering costs;

•
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

•
offerings of our commons stock and other securities;

•
base management and incentive fees;

•
administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);

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

The following shows the breakdown of operating expenses for the three months ended March 31, 2022 and 2021 (in millions).
	Three months ended March 31, 2022	Three months ended March 31, 2021
Operating Expenses
Management fees	$3.5	$3.0
Valuation fees	0.1	0.1
Administrative services expenses	0.5	0.5
Capital gain incentive fee (reversal) expense	(0.0)	0.1
Professional fees	0.3	0.3
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	4.9	4.3
Income tax expense	0.3	0.2
Other general and administrative	0.2	0.2
Total Operating Expenses	$10.0	$8.9
The increase in operating expenses for both the three months ended March 31, 2021 and 2021 was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures and Notes and (2) higher management fees due to a larger investment portfolio.
Net Investment Income
For the three months ended March 31, 2022, net investment income was $5.5 million, or $0.28 per common share (based on 19,517,761 weighted average shares outstanding for the quarter ended March 31, 2022).
For the three months ended March 31, 2021, net investment income was $5.1 million, or $0.26 per common share (based on 19,486,003 weighted average shares outstanding for the quarter ended March 31, 2021).
The increase in net investment income over the respective periods was due to higher investment income as a result of a larger investment portfolio, offset by the increase in expenses as explained in the “Expenses” section above.
Net Realized Gains and Losses
We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.
Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2022 totaled $10.0 million and net realized gain totaled $3.5 million.
Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2021 totaled $33.5 million and net realized gain totaled $0.5 million.
Net Change in Unrealized Appreciation (Depreciation) of Investments
Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.
Net change in unrealized (depreciation) appreciation on investments and cash equivalents for the three months ended March 31, 2022 and 2021 totaled ($3.7) million and $0.1 million, respectively.

The change in unrealized depreciation over the respective periods was due to the accounting reversal upon realization of one portfolio company and the widening of credit spreads and swap rates caused by the macro-economic environment which have been reflected in the valuation of our investments.
Provision for Taxes on Unrealized Appreciation on Investments
We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2022 and 2021, we recognized a provision for income tax on unrealized investments of ($21.2) thousand and ($167.8) thousand for the Taxable Subsidiaries, respectively. As of March 31, 2022 and December 31, 2021, there was $130.1 thousand and $151.3 thousand of deferred tax asset on the Consolidated Statements of Assets and Liabilities.
Net Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2022, net increase in net assets resulting from operations totaled $5.2 million, or $0.27 per common share (based on 19,517,761 weighted average shares outstanding for the quarter ended March 31, 2022).
For the three months ended March 31, 2021, net increase in net assets resulting from operations totaled $4.9 million, or $0.25 per common share (based on 19,486,003 weighted average shares outstanding for the quarter ended March 31, 2021).
The net increase in net assets between the respective periods was due to a larger amount of realized gains on investments and an increase in net investment income, offset by net unrealized depreciation.
Financial condition, liquidity and capital resources
Cash Flows from Operating and Financing Activities
Our operating activities used net cash of $62.9 million for the three months ended March 31, 2022, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the three months ended March 31, 2022 provided cash of $43.4 million primarily from proceeds from SBA-guaranteed debentures and net borrowings on our Credit Facility.
Our operating activities used net cash of $57.1 million for the three months ended March 31, 2021, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the three months ended March 31, 2021 provided cash of $69.0 due to the issuance of our 4.875% fixed-rate notes due 2026 (the “2026 Notes”) offset by the repayment of our 5.75% fixed-rate notes due 2022 (the “2022 Notes”) and net repayments on our Credit Facility.
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
Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of Stellus Capital SBIC, LP (“SBIC subsidiary”) and Stellus Capital SBIC II, LP (“SBIC II subsidiary”) (together, “the SBIC subsidiaries”) guaranteed by the Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of March 31, 2022 and December 31, 2021, our asset coverage ratio was 193% and 203%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $24.6 million and $44.2 million, respectively.
Credit Facility
On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021 and February 28, 2022, with ZB, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).
The Credit Facility, as amended and restated, provides for borrowings up to a maximum of $250.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $280.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.
Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) LIBOR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% LIBOR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the Prime Rate (subject to a 3.0% floor), Federal Funds Rate plus 0.5% or one month LIBOR plus 1.0%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 18, 2024, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 18, 2025.

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, and (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of March 31, 2022, we were in compliance with these covenants.
As of March 31, 2022 and December 31, 2021, $205.5 million and $177.3 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $3.8 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2022 and December 31, 2021, $1.8 million and $1.9 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.
Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2022 and 2021 (in millions):
	For the three months ended
	March 31, 2022	March 31, 2021
Interest expense	$1.4	$1.0
Loan fee amortization	0.1	0.1
Commitment fees on unused portion	0.1	0.1
Total interest and financing expenses	$1.6	$1.2
Weighted average interest rate	2.8%	2.8%
Effective interest rate (including fee amortization)	3.3%	3.5%
Average debt outstanding	$193.4	$140.7
Cash paid for interest and unused fees	$1.4	$1.0
SBA-Guaranteed Debentures
Due to the SBIC subsidiaries’ status as licensed SBICs, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both March 31, 2022 and December 31, 2021, the SBIC subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA and $150.0 million of SBA-guaranteed debentures outstanding.
As of March 31, 2022 and December 31, 2021, the SBIC II subsidiary had $87.5 million in regulatory capital, respectively, and $120.0 million and $100.0 million of SBA-guaranteed debentures outstanding, respectively.
On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from our 150% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiaries held $421.1 million and $403.3 million in assets at March 31, 2022 and December 31, 2021, respectively, which accounted for approximately 48.6% and 49.1% of our total consolidated assets, respectively.
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
As of March 31, 2022 and December 31, 2021, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2022 and December 31, 2021, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.
As of March 31, 2022, we have incurred $9.8 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of March 31, 2022 and December 31, 2021, $5.6 and $5.4 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2022 and 2021 (dollars in millions):
	For the three months ended
	March 31, 2022	March 31, 2021
Interest expense	$1.7	$1.4
Debenture fee amortization	0.3	0.2
Total interest and financing expenses	$2.0	$1.6
Weighted average interest rate	2.8%	3.0%
Effective interest rate (including fee amortization)	3.2%	3.5%
Average debt outstanding	$254.2	$190.2
Cash paid for interest	$3.4	$2.7
Notes Offering
On August 21, 2017, we issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, we issued an additional $6.38 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, we caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. We redeemed all $48.875 million in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a loss on debt extinguishment of $0.5 million due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statements of Operations for the three months ended March 31, 2021.
The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the three months ended 2021:
For the three months ended March 31, 2021
Interest expense	$0.3
Deferred financing costs	0.1
Total interest and financing expenses	$0.4
Loss on extinguishment of debt(1)	0.5
Weighted average interest rate(2)	5.7
Effective interest rate (including fee amortization)(2)	6.4
Average debt outstanding(3)	$48.9
Cash paid for interest	$0.5

(1)
The loss on debt extinguishment is not included in interest expense or net investment income

(2)
Excludes the loss on debt extinguishment

(3)
For the three months ended March 31, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021; the repayment date of the 2022 Notes

On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable semi-annually beginning September 30, 2021
We used the net proceeds from this offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of both March 31, 2022 and December 31, 2021, the aggregate carrying amount of the 2026 Notes were approximately $100.0 million.
Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2020, the fair value of the 2022 Notes was $49.2 million. The carrying value of the 2026 Notes approximates fair value.
In connection with the issuance of the 2026 Notes, we have incurred $2.3 million of fees which are being amortized over the term of the 2026 Notes, of which $1.8 million and $1.9 million remains to be amortized as of March 31, 2022 and December 31, 2021, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.
The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three and three months ended March 31, 2022 and 2021 (dollars in millions):
	For the three months ended
	March 31, 2022	March 31, 2021
Interest expense	$1.2	$1.0
Deferred financing costs	0.1	0.1
Total interest and financing expenses	$1.3	$1.1
Weighted average interest rate	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%
Average debt outstanding	$100.0	$100.0
Cash paid for interest	$2.4	$—

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2022 and December 31, 2021, our off-balance sheet arrangements consisted of $34.2 million and $30.7 million, respectively, of unfunded commitments to provide debt and equity financings to 38 and 32 of our portfolio companies, respectively. As of March 31, 2022, we had sufficient liquidity to fund such unfunded commitments (through cash on hand and available borrowings under the Credit Facility) should the need arise.
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
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2021, we had $25,182,518 of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2022.
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
Subsequent Events
Investment Portfolio
On April 1, 2022, the Company invested $0.1 million in the first lien term loan and committed $0.1 million in the unfunded revolver of Cancos Tile & Stone LLC, a regional distributor, seller, and custom fabricator of high-end ceramic and stone tile products and accessories. Additionally, the Company invested $0.1 million in the equity of the company.
On April 1, 2022, the Company invested $0.1 million in the first lien term loan and committed $0.1 million in the unfunded revolver of Tilley Chemical Company, Inc., a distributor of specialty chemicals, oils, and lubricants into the food & beverage, lubricants, flavor and fragrances, personal care, and other chemicals end-markets.
On April 4, 2022, the Company invested $11.3 million in the first lien term loan and committed $0.1 million in the unfunded revolver of Microbe Formulas, LLC, A provider of dietary supplements and other natural solutions for detox and gut health.
On April 7, 2022, the Company received full repayment of its equity in Energy Labs Holding Corp., with total proceeds of $1.3 million, resulting in a realized gain of $0.7 million.
On April 15, 2022, the Company invested an incremental $6.6 million in the first lien term loan of Anne Lewis Strategies, LLC, an existing portfolio company.
On April 15, 2022, the Company invested an incremental $0.1 million in the equity of Pure TopCo, LLC, an existing portfolio company.
On April 25, 2022 we received full repayment on the first lien term loan of SQAD, LLC for total proceeds of $14.1 million. We also received full repayment on the equity of SQAD Holdco, Inc., a subsidiary of SQAD, LLC, for total proceeds of $2.4 million, resulting in a realized gain of $2.1 million.
On April 29, 2022, we invested $10.0 million in the first lien term loan and committed $0.1 million in the revolver and $0.1 million in the delayed draw term loan of Florachem Holdings, LLC, a distiller and supplier of natural citrus, pine, and specialty inputs. Additionally, we invested $0.4 million in the equity of the company.
Credit Facility
The outstanding balance under the Credit Facility as of May 11, 2022 was $204.1 million.

ATM Program
Since March 31, 2022, the Company issued 13,416 shares under the ATM Program, for gross proceeds of $0.2 million and underwriting and other expenses of less than $0.1 million. The average per share offering price of shares issued in the ATM Program subsequent to March 31, 2022 was $14.01. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the issuance of shares would be dilutive in nature. As such, the Advisor reimbursed the Company less than $0.1 which resulted in net proceeds of $0.2 million, or $14.61 per share.
SBA-guaranteed Debentures
The total balance of SBA-guaranteed debentures outstanding as of May 11, 2022 was $290.0 million.
Dividend Declared
On April 19, 2022, the Board declared a regular monthly dividend for each of April 2022, May 2022 and June 2022 as follows:
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/19/2022	4/28/2022	4/29/2022	5/13/2022	$0.0933
4/19/2022	5/26/2022	5/27/2022	6/15/2022	$0.0933
4/19/2022	6/29/2022	6/30/2022	7/15/2022	$0.0933
On April 19, 2022, the Board declared a supplemental monthly dividend for each of April 2022, May 2022 and June 2022 as follows:
Declared	Ex-Dividend Date	Record Date	Payment Date	Amount per Share
4/19/2022	4/28/2022	4/29/2022	5/13/2022	$0.02
4/19/2022	5/26/2022	5/27/2022	6/15/2022	$0.02
4/19/2022	6/29/2022	6/30/2022	7/15/2022	$0.02
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. At March 31, 2022 and December 31, 2021, 97% and 96% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, SOFR, or the Sterling Overnight Index Average, which are indexed to 30-day or 90-day rates, subject to an interest rate floor. As of March 31, 2022 and December 31, 2021, the weighted average interest rate floor on our floating rate loans was 1.12% and 1.13%, respectively.
Assuming that the Consolidated Statements of Assets and Liabilities as of March 31, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:
($ in millions)
Change in Basis Points(2)	Interest Income	Interest Expense(3)	Net Interest Income(1)
Up 200 basis points	$12.8	$(4.1)	$8.7
Up 150 basis points	9.1	(3.1)	6.0
Up 100 basis points	5.4	(2.1)	3.3
Up 50 basis points	2.1	(1.0)	1.1
Down 25 basis points	(0.1)	0.0	(0.1)

(1)
Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.

(2)
This table assumes floating rates would not fall below zero.

(3)
Includes the impact of the 25 bps LIBOR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the quarter ended March 31, 2022, we did not engage in hedging activities. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2022 and 2021, we did not engage in hedging activities.
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
(b)
Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
There have been no material changes in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of December 31, 2021 other than as provided below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
No shares were issued under the distribution reinvestment program (“DRIP”) during either of the three months ended March 31, 2022 and 2021.
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
None.
Item 6.   EXHIBITS.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.2	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 11, 2022	STELLUS CAPITAL INVESTMENT CORPORATION
By: /s/ Robert T. Ladd Name: Robert T. Ladd Title: Chief Executive Officer and President
By: /s/ W. Todd Huskinson Name: W. Todd Huskinson Title: Chief Financial Officer