Form 10-Q
period 2022-09-30
Stellus Capital Investment Corp
filed 2022-11-03
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 3, 2022 was 19,545,935.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

	September 30,
	2022	December 31,
	(unaudited)	2021
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $899,059,872 and $785,005,957, respectively)	$871,733,280	$772,873,326
Cash and cash equivalents	12,419,743	44,174,856
Receivable for sales and repayments of investments	562,133	536,105
Interest receivable	3,852,386	2,944,599
Other receivables	60,495	54,752
Deferred tax asset	—	151,278
Related party receivable	19,034	—
Deferred offering costs	241,997	14,888
Prepaid expenses	219,079	512,214
Total Assets	$889,108,147	$821,262,018
LIABILITIES
Notes payable	$98,437,095	$98,102,973
Credit Facility payable	197,371,231	175,451,116
SBA-guaranteed debentures	300,157,597	244,615,903
Dividends payable	2,214,557	1,171,059
Management fees payable	7,032,721	3,454,225
Income incentive fees payable	1,909,651	1,749,130
Capital gains incentive fees payable	1,715,602	3,388,151
Interest payable	885,348	3,693,662
Unearned revenue	344,555	529,726
Administrative services payable	376,887	386,368
Income tax payable	1,086,338	3,269,514
Other accrued expenses and liabilities	398,581	338,958
Total Liabilities	$611,930,163	$536,150,785
Commitments and contingencies (Note 7)
Net Assets	$277,177,984	$285,111,233
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,545,935 and 19,517,595 issued and outstanding, respectively)	$19,546	$19,518
Paid-in capital	274,864,296	274,559,121
Accumulated undistributed surplus	2,294,142	10,532,594
Net Assets	$277,177,984	$285,111,233
Total Liabilities and Net Assets	$889,108,147	$821,262,018
Net Asset Value Per Share	$14.18	$14.61

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income	$19,617,468	$16,460,579	$50,392,437	$44,819,754
Other income	524,799	568,764	1,353,279	1,301,827
Total Investment Income	$20,142,267	$17,029,343	$51,745,716	$46,121,581
OPERATING EXPENSES
Management fees	$3,827,669	$3,473,041	$11,025,435	$9,715,381
Valuation fees	145,865	141,012	315,482	289,447
Administrative services expenses	447,381	437,804	1,388,602	1,354,295
Income incentive fees	1,635,641	1,451,752	1,635,641	1,507,651
Capital gains incentive (reversal) fees	(646,757)	1,742,904	(1,672,549)	1,840,572
Professional fees	315,809	267,332	845,275	772,509
Directors’ fees	83,500	74,500	254,500	240,500
Insurance expense	127,274	120,119	377,671	356,439
Interest expense and other fees	6,448,280	4,854,388	16,864,255	13,869,834
Income tax expense	361,115	192,612	1,066,768	718,869
Other general and administrative expenses	207,170	209,779	766,562	796,338
Total Operating Expenses	$12,952,947	$12,965,243	$32,867,642	$31,461,835
Net Investment Income	$7,189,320	$4,064,100	$18,878,074	$14,659,746
Net realized gain on non-controlled, non-affiliated investments	$1,553,450	$7,921,322	$4,658,817	$6,601,885
Net realized loss on foreign currency translation	(676)	—	(8,026)	—
Loss on debt extinguishment	—	—	—	(539,250)
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	(4,798,980)	2,080,603	(12,810,173)	3,868,463
Net change in unrealized depreciation on foreign currency translations	(18,120)	—	(53,874)	—
Benefit (provision) for taxes on net unrealized depreciation (appreciation) on investments	30,535	(606,377)	(151,278)	(586,460)
Provision for taxes on realized gain on investments	—	(681,027)	—	(681,027)
Net Increase in Net Assets Resulting from Operations	3,955,529	12,778,621	10,513,540	23,323,357
Net Investment Income Per Share—basic and diluted	$0.37	$0.21	$0.97	$0.75
Net Increase in Net Assets Resulting from Operations Per Share—basic and diluted	$0.20	$0.66	$0.54	$1.20
Weighted Average Shares of Common Stock Outstanding—basic and diluted	19,545,935	19,486,003	19,535,708	19,486,003
Distributions Per Share—basic and diluted	$0.34	$0.58	$0.96	$1.08

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Accumulated
	Number	Par	Paid-in	undistributed
	of shares	value	capital	surplus (deficit)	Net Assets
Balances at December 31, 2020	19,486,003	$19,486	$276,026,667	$(2,685,504)	$273,360,649
Net investment income	—	—	—	5,060,631	5,060,631
Net realized gain on non-controlled, non-affiliated investments	—	—	—	462,228	462,228
Loss on debt extinguishment				(539,250)	(539,250)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	121,983	121,983
Provision for taxes on unrealized appreciation on investments	—	—	—	(167,804)	(167,804)
Distributions from net investment income	—	—	—	(4,869,552)	(4,869,552)
Balances at March 31, 2021	19,486,003	$19,486	$276,026,667	$(2,617,268)	$273,428,885
Net investment income	—	—	—	5,535,015	5,535,015
Net realized loss on non-controlled, non-affiliated investments	—	—	—	(1,781,665)	(1,781,665)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	1,665,877	1,665,877
Benefit for taxes on unrealized depreciation on investments	—	—	—	187,721	187,721
Distributions from net investment income	—	—	—	(4,869,552)	(4,869,552)
Balances at June 30, 2021	19,486,003	$19,486	$276,026,667	$(1,879,872)	$274,166,281
Net investment income	—	—	—	4,064,100	4,064,100
Net realized gain on non-controlled, non-affiliated investments	—	—	—	7,921,322	7,921,322
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	2,080,603	2,080,603
Provision for taxes on unrealized appreciation on investments	—	—	—	(606,377)	(606,377)
Provision for taxes on realized gain on investments	—	—	—	(681,027)	(681,027)
Distributions from net investment income	—	—	—	(11,299,933)	(11,299,933)
Balances at September 30, 2021	19,486,003	$19,486	$276,026,667	$(401,184)	$275,644,969

Balances at December 31, 2021	19,517,595	$19,518	$274,559,121	$10,532,594	$285,111,233
Net investment income	—	—	—	5,514,183	5,514,183
Net realized gain on non-controlled, non-affiliated investments	—	—	—	3,458,090	3,458,090
Net realized loss on foreign currency translation	—	—	—	(7,350)	(7,350)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(3,721,602)	(3,721,602)
Provision for taxes on unrealized appreciation on investments	—	—	—	(21,157)	(21,157)
Distributions from net investment income	—	—	—	(5,464,666)	(5,464,666)
Issuance of common stock, net of offering costs	14,924	15	167,655	—	167,670
Balances at March 31, 2022	19,532,519	$19,533	$274,726,776	$10,290,092	$285,036,401
Net investment income	—	—	—	6,174,571	6,174,571
Net realized loss on non-controlled, non-affiliated investments	—	—	—	(352,723)	(352,723)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(4,289,591)	(4,289,591)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(35,754)	(35,754)
Provision for taxes on unrealized appreciation on investments	—	—	—	(160,656)	(160,656)
Distributions from net investment income	—	—	—	(6,643,663)	(6,643,663)
Issuance of common stock, net of offering costs	13,416	13	137,520	—	137,533
Balances at June 30, 2022	19,545,935	$19,546	$274,864,296	$4,982,276	$279,866,118
Net investment income	—	—	—	7,189,320	7,189,320
Net realized gain on non-controlled, non-affiliated investments	—	—	—	1,553,450	1,553,450
Net realized loss on foreign currency translation	—	—	—	(676)	(676)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(4,798,980)	(4,798,980)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(18,120)	(18,120)
Benefit for taxes on unrealized depreciation on investments	—	—	—	30,535	30,535
Distributions from net investment income	—	—	—	(6,643,663)	(6,643,663)
Balances at September 30, 2022	19,545,935	$19,546	$274,864,296	$2,294,142	$277,177,984

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the	For the
	nine months ended	nine months ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$10,513,540	$23,323,357
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(180,956,810)	(243,298,147)
Proceeds from sales and repayments of investments	74,385,466	123,617,259
Net change in unrealized depreciation (appreciation) on investments	12,810,173	(3,868,463)
Net change in unrealized depreciation on foreign currency translations	28,405	—
Increase in investments due to PIK	(1,010,061)	(607,393)
Amortization of premium and accretion of discount, net	(1,839,720)	(1,747,423)
Deferred tax provision	151,278	586,460
Amortization of loan structure fees	420,356	390,298
Amortization of deferred financing costs	334,122	346,123
Amortization of loan fees on SBA-guaranteed debentures	905,294	801,259
Net realized gain on investments	(4,658,817)	(6,595,217)
Loss on debt extinguishment	—	539,250
Changes in other assets and liabilities
Increase in interest receivable	(907,787)	(614,133)
Increase in other receivables	(5,743)	(110,000)
Increase in related party receivable	(19,034)	—
Increase in prepaid expenses	293,135	300,867
Increase in management fees payable	3,578,496	2,426,198
Increase in income incentive fees payable	160,521	948,489
(Decrease) increase in capital gains incentive fees payable	(1,672,549)	1,840,572
(Decrease) increase in administrative services payable	(9,481)	371,745
Decrease in interest payable	(2,808,314)	(1,406,381)
Decrease (increase) in unearned revenue	(185,171)	7,847
(Decrease) increase in income tax payable	(2,183,176)	511,851
Increase in other accrued expenses and liabilities	59,623	140,302
Net Cash Used In Operating Activities	$(92,616,254)	$(102,095,280)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$420,004	$—
Sales load for commons stock issued	(5,957)	—
Offering costs paid for common stock issued	(335,953)	—
Stockholder distributions paid	(17,708,494)	(13,636,301)
Repayment of Notes	—	(48,875,000)
Proceeds from issuance of Notes	—	100,000,000
Financing costs paid on Notes	—	(2,237,835)
Proceeds from SBA-guaranteed debentures	56,000,000	73,500,000
Financing costs paid on SBA-guaranteed debentures	(1,363,600)	(3,139,725)
Financing costs paid on Credit facility	(193,659)	(39,843)
Borrowings under Credit Facility	121,608,702	191,200,000
Repayments of Credit Facility	(97,559,902)	(175,400,000)
Net Cash Provided by Financing Activities	$60,861,141	$121,371,296
Net (Decrease) Increase in Cash and Cash Equivalents	$(31,755,113)	$19,276,016
Cash and Cash Equivalents balance at beginning of period	44,174,856	18,477,602
Cash and Cash Equivalents Balance at End of Period	$12,419,743	$37,753,618
Supplemental and Non-Cash Activities
Cash paid for interest expense	$18,012,797	$13,733,216
Income and excise tax paid	3,249,944	870,000
Increase in dividends payable	1,043,498	7,402,736
Increase (decrease) in deferred offering costs	227,109	(90,000)
Gain on conversion of equity investment	—	6,668

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2022

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(4)(5)
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%		5/7/2021	5/7/2026	Services: Business	$15,393,382	15,218,437	15,085,514	5.44%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	86,711	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	780,401	0.28%
Total												$15,997,849	$15,952,626	5.75%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.75%	1.00%	10.42%		6/4/2021	6/4/2026	Aerospace & Defense	$14,625,000	14,397,840	14,040,000	5.07%
Revolver	(11)	First Lien	3M LIBOR+	6.75%	1.00%	10.42%		6/4/2021	6/4/2026		100,000	100,000	96,000	0.03%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	79,354	0.03%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	58,084	0.02%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	281,865	0.10%
Total												$15,265,769	$14,555,303	5.25%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	First Lien	1M LIBOR+	7.50%	1.00%	10.69%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,193,750	16,938,263	14,528,718	5.24%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	—	—%
Total												$17,466,658	$14,528,718	5.24%
AIP ATCO Buyer, LLC	(9)									Sterling Heights, MI
Term Loan	(11)	First Lien	6M SOFR+	6.50%	1.00%	8.40%		5/17/2022	5/17/2028	Services: Business	$100,000	98,086	97,500	0.04%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	9.45%		5/17/2022	5/17/2028		76,667	76,667	74,750	0.03%
Total												$174,753	$172,250	0.07%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%		3/5/2021	3/5/2026	Services: Business	$10,637,500	10,481,779	10,637,500	3.84%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%		4/15/2022	3/5/2026		6,393,867	6,279,732	6,393,867	2.31%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	680,630	3,687,107	1.33%
Total												$17,442,141	$20,718,474	7.48%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	$375,000	375,000	58,226	0.02%
Total												$375,000	$58,226	0.02%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	$254,250	—	2,036,832	0.73%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	—	6,008,353	2.17%
Total												$—	$8,045,185	2.90%
ArborWorks Acquisition LLC	(9)									Oakhurst, CA
Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	9.87%		11/23/2021	11/9/2026	Environmental Industries	$14,662,500	14,536,791	14,076,000	5.08%
Revolver	(11)	First Lien	3M LIBOR+	7.00%	1.00%	9.81%		11/23/2021	11/9/2026		2,307,692	2,307,692	2,215,384	0.80%
ArborWorks Holdings LLC Units		Equity						12/29/2021			115	115,385	2,951	—%
Total												$16,959,868	$16,294,335	5.88%
Archer Systems, LLC	(9)									Houston, TX
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.20%		8/11/2022	8/11/2027	Services: Business	$1,000,000	980,516	980,516	0.35%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	9.65%		8/11/2022	8/11/2027		11,250	11,250	11,031	—%
CF Arch Holdings LLC Class A Units		Equity						8/10/2022			100,000	100,000	100,000	0.04%
Total												$1,091,766	$1,091,547	0.39%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		3/22/2022	3/22/2028	Capital Equipment	$12,000,000	11,776,310	11,820,000	4.26%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		3/22/2022	3/22/2028		100,000	99,015	98,500	0.04%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	558,591	0.20%
Total												$12,318,961	$12,477,091	4.50%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	9.73%		7/5/2022	7/5/2027	Capital Equipment	$13,863,087	13,590,887	13,590,887	4.90%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	743,770	0.27%
Total												$14,334,657	$14,334,657	5.17%
BDS Solutions Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	9.14%		2/24/2022	2/7/2027	Services: Business	$13,422,278	13,300,876	13,220,944	4.77%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	9.03%		2/24/2022	2/7/2027		83,398	83,398	82,147	0.03%
Total												$13,384,274	$13,303,091	4.80%
BLP Buyer, Inc.	(9)									Houston, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	9.03%		2/1/2022	2/1/2027	Capital Equipment	$6,194,304	6,084,038	6,070,418	2.19%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	8.93%		2/1/2022	2/1/2027		36,566	36,566	35,835	0.01%
BL Products Parent, L.P. Class A Units		Equity						2/1/2022			754,598	754,598	733,801	0.26%
Total												$6,875,202	$6,840,054	2.46%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2022

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	1M LIBOR+	7.00%	1.25%	10.03%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,769,048	15,633,234	15,295,977	5.52%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	499,394	0.18%
Total												$16,549,249	$15,795,371	5.70%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,147,500	9,981,602	10,147,500	3.66%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	419,700	0.15%
Total												$10,231,602	$10,567,200	3.81%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%		2/19/2021	2/19/2026	Services: Business	$13,297,500	13,104,136	12,965,063	4.68%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	279,287	0.10%
Total												$13,354,136	$13,244,350	4.78%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.08%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,216,860	13,984,433	13,719,270	4.95%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%		9/1/2021	9/1/2026		3,069,826	3,043,683	2,962,382	1.07%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			22.09%	220,930	218,450	0.08%
Total												$17,249,046	$16,900,102	6.10%
Colford Capital Holdings, LLC	(7)									New York, NY
Class A Units		Equity						8/20/2015		Finance	$38,893	195,036	22,408	0.01%
Total												$195,036	$22,408	0.01%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%		12/21/2020	12/21/2025	Services: Consumer	$11,277,391	11,120,807	10,826,295	3.91%
Revolver A	(11)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%		12/21/2020	12/21/2025		40,000	40,000	38,400	0.01%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	3	—%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	348,236	0.13%
Total												$11,682,546	$11,212,934	4.05%
Credit Connection, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	9.42%		7/30/2021	7/30/2026	Software	$9,900,000	9,742,242	9,801,000	3.54%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	9.42%		3/31/2022	7/30/2026		7,462,500	7,328,169	7,387,875	2.67%
Series A Units		Equity						7/30/2021			804,384	804,384	1,051,632	0.38%
Total												$17,874,795	$18,240,507	6.59%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	9.95%		7/29/2022	7/29/2027	Services: Business	$13,060,001	12,805,673	12,805,673	4.62%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	9.95%		7/29/2022	7/29/2027		50,000	50,000	49,026	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	739,999	0.27%
Total												$13,595,672	$13,594,698	4.91%
Data Centrum Communications, Inc.										Montvale, NJ
Term Loan B	(11)	First Lien	3M SOFR+	8.50%	1.00%	12.25%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,760,360	15,644,809	15,445,153	5.57%
Health Monitor Holdings, LLC Series A Preferred Units		Equity						5/15/2019			1,000,000	1,000,000	440,821	0.16%
Total												$16,644,809	$15,885,974	5.73%
Douglas Products Group, LP										Liberty, MO
Partnership Interests		Equity						12/27/2018		Chemicals, Plastics, & Rubber	$322	139,656	890,380	0.32%
Total												$139,656	$890,380	0.32%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(4)(11)	Second Lien	1M LIBOR+	8.50%	1.00%	11.62%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,916,397	9,800,000	3.54%
Total												$9,916,397	$9,800,000	3.54%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	8.87%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,512,699	9,458,228	9,227,318	3.33%
Total												$9,458,228	$9,227,318	3.33%
DTE Enterprises, LLC	(9)									Roselle, IL
Term Loan	(11)	First Lien	1M LIBOR+	7.50%	1.50%	10.44%		4/13/2018	4/13/2023	Energy: Oil & Gas	$7,884,219	7,862,214	7,884,219	2.84%
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018			776,316	466,204	599,868	0.22%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	106,710	0.04%
Total												$9,052,102	$8,590,797	3.10%
EC Defense Holdings, LLC										Reston, VA
Class B Units (SBIC)	(4)	Equity						7/31/2020		Services: Business	$20,054	500,000	1,100,000	0.40%
Total												$500,000	$1,100,000	0.40%
EH Real Estate Services, LLC										Skokie, IL
Term Loan (SBIC)	(4)	First Lien		10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,894,294	7,763,397	6,591,735	2.38%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	4,711,587	1.70%
Total												$15,655,039	$11,303,322	4.08%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2022

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M LIBOR+	8.00%	1.75%	9.12%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$9,960,214	9,860,416	9,063,795	3.27%
Revolver	(11)	First Lien	1M LIBOR+	8.00%	1.75%	9.12%	2.00%	1/31/2020	1/31/2025		1,375,182	1,375,182	1,251,416	0.45%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			900,000	900,000	—	—%
Total												$12,135,598	$10,315,211	3.72%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	$118	—	228,711	0.08%
Class B Common Units		Equity						12/30/2014			3,017	—	456,497	0.16%
Total												$—	$685,208	0.24%
Exacta Land Surveyors, LLC	(9)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.50%	9.42%		2/8/2019	2/8/2024	Services: Business	$16,416,875	16,310,822	16,088,538	5.80%
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.00%	9.42%		7/15/2022	2/8/2024		997,500	980,344	977,550	0.35%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	853,749	0.31%
Total												$18,413,416	$17,919,837	6.46%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	8.87%		3/16/2022	3/16/2027	Services: Business	$9,015,537	8,891,774	8,880,304	3.20%
Revolver	(11)	First Lien	1M LIBOR+	5.75%	1.00%	8.87%		3/16/2022	3/16/2027		20,000	20,000	19,700	0.01%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	361,837	0.13%
Total												$9,289,309	$9,261,841	3.34%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,975,000	9,786,431	9,775,500	3.53%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	371,464	0.13%
Total												$10,148,865	$10,146,964	3.66%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)(15)	Second Lien	3M LIBOR+	9.00%	1.50%	-%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,460,434	3,937,500	1.42%
Total												$4,460,434	$3,937,500	1.42%
Grupo HIMA San Pablo, Inc., et al										San Juan, PR
Term Loan	(13)(18)	Second Lien		13.75%		-%		2/1/2013		Healthcare & Pharmaceuticals	$4,109,524	4,109,524	—	—%
Total												$4,109,524	$—	—%
GS HVAM Intermediate, LLC										Carlsbad, CA
Term Loan	(11)	First Lien	1M LIBOR+	6.50%	1.00%	9.62%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,667,555	12,609,372	12,604,217	4.55%
Revolver	(11)	First Lien	1M LIBOR+	6.50%	1.00%	9.62%		10/18/2019	10/2/2024		2,651,515	2,651,515	2,638,257	0.95%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	1,303,634	0.47%
Total												$17,228,020	$16,546,108	5.97%
Heartland Business Systems, LLC	(9)									Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	9.31%		8/26/2022	8/26/2027	Services: Business	$10,000,000	9,802,596	9,802,596	3.54%
AMCO HBS Holdings, LP Class A Units		Equity						8/26/2022			2,861	286,065	286,065	0.10%
Total												$10,088,661	$10,088,661	3.64%
Heat Makes Sense Shared Services, LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.50%	0.75%	9.63%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$100,000	98,004	98,004	0.04%
Revolver	(11)	First Lien	3M SOFR+	5.50%	0.75%	8.19%		7/1/2022	7/1/2028		32,000	32,000	31,361	0.01%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	77,778	77,778	0.03%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	22,222	0.01%
Total												$230,004	$229,365	0.09%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%		12/17/2021	12/17/2026	Services: Business	$13,335,828	13,103,063	13,002,432	4.69%
Revolver	(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.63%		12/17/2021	12/17/2026		16,000	16,000	15,600	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%		12/17/2021	12/17/2026		323,918	320,730	315,820	0.11%
HV Acquisition VI, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	1,692,273	0.61%
Total												$15,071,384	$15,026,125	5.42%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units	(6)	Equity						1/31/2018		Services: Business	$750,000	—	3,063,272	1.11%
Total												$—	$3,063,272	1.11%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units		Equity						1/1/2018		Finance	$9,962	464,619	604,270	0.22%
Total												$464,619	$604,270	0.22%
Infolinks Media Buyco, LLC	(9)									Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	9.42%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,461,063	8,317,819	8,418,758	3.04%
Tower Arch Infolinks Media, LP LP Interests	(6)(19)	Equity						10/28/2021			446,090	428,414	773,203	0.28%
Total												$8,746,233	$9,191,961	3.32%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2022

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA	5.75%	1.00%	7.70%		2/15/2022	2/15/2027	Services: Business	£10,000,000	$13,282,349	$11,017,372	3.97%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	5.75%	1.00%	8.54%		2/15/2022	2/15/2027		83,333	82,524	82,083	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	946,858	0.34%
Total												$14,148,629	$12,046,313	4.34%
Integrated Oncology Network, LLC	(9)									Newport Beach, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	8.23%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,872,258	15,747,473	15,316,729	5.53%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	8.23%		11/1/2021	6/24/2025		1,098,683	1,083,753	1,060,229	0.38%
Total												$16,831,226	$16,376,958	5.91%
International Designs Holdings LLC										Farmingville, NY
Common Units		Equity						4/1/2022		Construction & Building	$200,000	200,000	194,990	0.07%
Total												$200,000	$194,990	0.07%
Interstate Waste Services, Inc.										Amsterdam, OH
Common Stock		Equity						1/15/2020		Environmental Industries	$21,925	946,125	648,147	0.23%
Total												$946,125	$648,147	0.23%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	9.17%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,850,000	5,781,953	5,850,000	2.11%
Term Loan	(11)	First Lien	3M LIBOR+	5.50%	1.00%	9.17%		10/18/2019	10/18/2027		8,227,806	8,132,503	8,227,806	2.97%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	9.17%		8/31/2021	10/18/2027		3,081,212	3,041,733	3,081,212	1.11%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	—	229,776	0.08%
Total												$16,956,189	$17,388,794	6.27%
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.50%	10.17%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,381,042	5,287,584	5,273,421	1.90%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	10.17%		8/28/2019	8/28/2025		4,967,116	4,912,592	4,867,774	1.76%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	10.17%		6/1/2021	8/28/2025		1,104,255	1,088,258	1,082,170	0.39%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.50%	10.17%		8/28/2019	8/28/2025		744,681	744,681	729,787	0.26%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	1,004,866	0.36%
Total												$13,332,806	$12,958,018	4.67%
J.R. Watkins, LLC										San Francisco, CA
Term Loan (SBIC)	(4)	First Lien		10.00%		7.00%	3.00%	12/22/2017	12/22/2022	Consumer Goods: Non-Durable	$12,694,221	12,679,701	11,234,386	4.05%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	169,964	0.06%
Total												$13,812,277	$11,404,350	4.11%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	First Lien	1M SOFR+	5.50%	-%	8.63%		12/28/2018	11/15/2024	Metals & Mining	$16,843,750	16,741,058	16,591,093	5.98%
Total												$16,741,058	$16,591,093	5.98%
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(4)(10)(12)	First Lien	1M BSBY	6.50%	1.00%	10.87%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,615,065	9,555,000	3.45%
Term Loan	(10)(12)	First Lien	1M BSBY	6.50%	1.00%	10.87%		12/24/2020	12/24/2025		1,500,000	1,479,241	1,470,000	0.53%
Total												$11,094,306	$11,025,000	3.98%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)	First Lien	3M LIBOR+	5.00%	1.00%	7.29%		4/3/2020	8/15/2022	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.57%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	4,000,000	1.44%
Total												$5,580,768	$5,580,768	2.01%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.25%	1.00%	9.92%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,587,401	7,458,817	7,359,779	2.66%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	407,423	0.15%
Total												$7,833,817	$7,767,202	2.81%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	8.60%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,673,061	13,414,116	13,262,869	4.78%
Revolver	(11)	First Lien	6M SOFR+	6.50%	1.00%	8.60%		6/6/2022	6/6/2027		17,500	17,500	16,975	0.01%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	398,677	531,764	0.19%
Total												$13,830,293	$13,811,608	4.98%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.12%		9/2/2022	9/2/2027	Consumer Goods: Durable	$100,000	98,519	98,519	0.04%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.12%		9/2/2022	9/2/2027		86,667	86,667	85,384	0.03%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	100,000	0.04%
Total												$285,186	$283,903	0.11%
Madison Logic, Inc.	(9)									New York, NY
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	5.50%	1.00%	8.62%		2/4/2021	11/22/2026	Media: Broadcasting & Subscription	$3,762,813	3,752,130	3,762,813	1.36%
Term Loan	(11)	First Lien	1M LIBOR+	5.50%	1.00%	8.62%		11/22/2021	11/22/2026		6,823,772	6,765,322	6,823,772	2.46%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(4)	Equity						11/30/2016			5,000	—	3,738,254	1.35%
Total												$10,517,452	$14,324,839	5.17%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2022

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.25%	1.00%	9.00%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$10,554,880	10,456,322	10,238,234	3.69%
Total												$10,456,322	$10,238,234	3.69%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	9.92%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,260,833	16,009,846	15,773,008	5.69%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	748,262	0.27%
Total												$16,943,179	$16,521,270	5.96%
Monitorus Holding, LLC	(7)(9)									London, UK
Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	10.68%		5/24/2022	5/24/2027	Media: Diversified & Production	$100,000	99,054	98,500	0.04%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	10.68%		5/24/2022	5/24/2027		€100,000	100,932	96,504	0.03%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			€557,689	11,156	11,156	—%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			€557,682	11,156	11,156	—%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			€557,682	11,156	11,156	—%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			€557,682	11,156	11,156	—%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			€557,682	11,156	11,156	—%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			€557,682	11,156	11,156	—%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			€557,682	11,156	11,156	—%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			€557,682	11,156	11,156	—%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			€557,682	11,156	11,156	—%
Total												$300,390	$295,408	0.07%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.30%		8/30/2019	8/30/2024	Services: Business	$8,600,197	8,525,811	8,557,196	3.09%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.30%		8/30/2019	8/30/2024		5,423,316	5,376,408	5,396,199	1.95%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	316,291	0.11%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	316,291	0.11%
Total												$14,342,977	$14,585,977	5.26%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M LIBOR+	8.50%	1.00%	12.17%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,530,601	7,386,550	2.66%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	563,856	0.20%
Total												$8,325,603	$7,950,406	2.86%
NuMet Machining Techniques, LLC	(7)									Birmingham, United Kingdom
Term Loan	(11)(16)	Second Lien	PRIME	8.00%	-%	-%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,516,116	10,266,750	3.70%
Bromford Industries Limited Term Loan	(11)(16)	Second Lien	PRIME	8.00%	-%	-%		11/5/2019	5/5/2026		7,800,000	7,699,060	6,318,000	2.28%
Bromford Holdings, L.P. Class A Membership Interests		Equity						11/5/2019			0.83%	866,629	—	—%
Bromford Holdings, L.P. Class D Membership Interests		Equity						3/18/2021			0.82%	280,078	—	—%
Total												$21,361,883	$16,584,750	5.98%
NuSource Financial, LLC										Eden Prairie, MN
Term Loan (SBIC II)	(5)(11)	First Lien	1M LIBOR+	9.00%	1.00%	11.56%		1/29/2021	1/29/2026	Services: Business	$11,646,923	11,475,772	11,239,281	4.05%
NuSource Financial Acquisition, Inc. (SBIC II)	(5)	Unsecured		13.75% %	%	4.00%	9.75%	1/29/2021	7/29/2026		5,501,492	5,427,926	4,676,268	1.69%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	—	—	—%
Total												$16,903,698	$15,915,549	5.74%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$10,199,016	10,124,553	9,995,036	3.61%
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%		10/28/2021	11/15/2025		4,340,881	4,288,721	4,254,063	1.53%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	1,403,867	0.51%
Total												$15,386,077	$15,652,966	5.65%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	7.25%	1.00%	10.92%		3/15/2021	3/15/2026	Services: Business	$10,342,500	10,190,568	10,083,938	3.64%
Onpoint Parent Holdings, LLC Class A Units	(6)	Equity						3/15/2021			500,000	499,036	722,886	0.26%
Total												$10,689,604	$10,806,824	3.90%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	$825,020	119,281	1,266,578	0.46%
Total												$119,281	$1,266,578	0.46%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2022

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.70%		7/1/2019	7/1/2024	Transportation & Logistics	$14,100,930	13,986,295	14,100,930	5.09%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	9.70%		7/1/2019	7/1/2024		1,849,302	1,834,268	1,849,302	0.67%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.70%		7/1/2019	7/1/2024		975,000	975,000	975,000	0.35%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			461,216	—	492,724	0.18%
Total												$16,795,563	$17,417,956	6.29%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.50%	9.30%		8/31/2022	8/31/2027	Consumer Goods: Durable	$10,000,000	9,802,596	9,802,596	3.54%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.50%	9.30%		8/31/2022	8/31/2027		11,667	11,667	11,437	—%
Total												$9,814,263	$9,814,033	3.54%
Peltram Plumbing Holdings, LLC	(9)									Auburn, WA
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	9.92%		12/30/2021	12/30/2026	Construction & Building	$16,621,626	16,331,509	16,122,976	5.82%
Peltram Group Holdings LLC Class A Units		Equity						12/30/2021			508,516	508,516	333,383	0.12%
Total												$16,840,025	$16,456,359	5.94%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M LIBOR+	5.25%	1.00%	8.37%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,314,904	14,254,313	14,171,755	5.11%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	—	2,597,456	0.94%
Total												$14,254,313	$16,769,211	6.05%
Protect America, Inc.										Austin, TX
Term Loan	(11)(14)	Second Lien	3M LIBOR+	7.75%	1.00%	-%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,749	—	—%
Total												$17,979,749	$—	—%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	1M LIBOR+	7.00%	1.00%	9.52%		4/28/2021	9/9/2025	Construction & Building	$10,136,218	10,009,107	9,730,769	3.51%
Total												$10,009,107	$9,730,769	3.51%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%		1/7/2020	1/7/2025	Services: Business	$12,481,823	12,354,282	12,169,777	4.39%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	456,893	0.16%
Total												$13,020,012	$12,626,670	4.55%
Service Minds Company, LLC	(9)									Bradenton, FL
Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	7.70%		2/7/2022	2/7/2028	Services: Consumer	$5,371,417	5,273,689	5,210,274	1.88%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	7.70%		2/7/2022	2/7/2028		32,162	31,859	31,197	0.01%
Total												$5,305,548	$5,241,471	1.89%
SIB Holdings, LLC	(9)									Charleston, SC
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	9.33%		10/29/2021	10/29/2026	Services: Business	$12,952,045	12,733,560	12,628,244	4.56%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	9.33%		6/15/2022	10/29/2026		870,629	853,361	848,863	0.31%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	9.33%		7/20/2022	10/29/2026		2,321,678	2,276,748	2,263,636	0.82%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	6.25%	1.00%	9.33%		10/29/2021	10/29/2026		2,902,098	2,874,935	2,829,546	1.02%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	9.33%		10/29/2021	10/29/2026		54,754	54,754	53,385	0.02%
SIB Holdings, LLC Units		Equity						10/29/2021			238,095	500,000	396,384	0.14%
Total												$19,293,358	$19,020,058	6.87%
Skopos Financial Group, LLC	(7)									Irving, TX
Series A Preferred Units		Equity						6/29/2018		Finance	$1,120,684	1,162,544	279,930	0.10%
Total												$1,162,544	$279,930	0.10%
Spire Power Solutions, L.P.										Franklin, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.50%	9.82%		11/22/2019	8/12/2026	Capital Equipment	$4,850,000	4,802,657	4,704,500	1.70%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.50%	9.82%		8/12/2021	8/12/2026		3,521,564	3,471,853	3,415,917	1.23%
Total												$8,274,510	$8,120,417	2.93%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	$500,000	500,000	741,794	0.27%
Total												$500,000	$741,794	0.27%
TFH Reliability, LLC										Houston, TX
Term Loan (SBIC)	(4)(11)	Second Lien	3M LIBOR+	10.75%	0.80%	14.42%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,857,590	5,786,875	2.09%
Term Loan (SBIC)	(4)(11)	Second Lien	3M LIBOR+	10.75%	0.80%	14.42%		3/22/2022	9/30/2023		5,000,000	4,931,166	4,925,000	1.78%
TFH Reliability Group, LLC Class A-1 Units		Equity						6/29/2020			27,129	21,511	26,748	0.01%
TFH Reliability Group, LLC Class A Units		Equity						10/21/2016			250,000	231,521	184,885	0.07%
Total												$11,041,788	$10,923,508	3.95%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	8.78%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$99,497	98,116	95,517	0.03%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	8.78%		4/1/2022	12/31/2026		53,878	53,878	51,723	0.02%
Total												$151,994	$147,240	0.05%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2022

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Trade Education Acquisition, L.L.C.	(9)									Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	9.37%		12/28/2021	12/28/2027	Education	$10,523,039	10,333,919	10,049,502	3.63%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	359,731	0.13%
Total												$10,996,579	$10,409,233	3.76%
TradePending, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	9.92%		3/2/2021	3/2/2026	Software	$9,750,505	9,608,272	9,506,742	3.43%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			829,167	868,750	1,115,207	0.40%
Total												$10,477,022	$10,621,949	3.83%
Unicat Catalyst Holdings, LLC	(9)									Alvin, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,265,625	7,155,797	6,902,344	2.49%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	242,294	0.09%
Total												$7,905,797	$7,144,638	2.58%
U.S. Auto Sales, Inc. et al	(7)									Lawrenceville, GA
USASF Blocker II LLC Units		Equity						6/8/2015		Finance	441	441,000	360,274	0.13%
USASF Blocker III LLC 2018 Series Units		Equity						2/13/2018			50	50,000	100,000	0.04%
USASF Blocker III LLC 2019 Series Units		Equity						12/27/2019			75	75,000	150,000	0.05%
USASF Blocker IV LLC Units		Equity						5/27/2020			110	110,000	330,000	0.12%
USASF Blocker IV LLC 2022 Series Units		Equity						7/28/2022			100	100,000	300,000	0.11%
USASF Blocker LLC Units		Equity						6/8/2015			9,000	9,000	—	—%
Total												$785,000	$1,240,274	0.45%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	9.67%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,906,865	15,629,225	15,906,865	5.74%
Cathay Hypnos LLC Units	(6)	Equity						12/22/2021			1,372,932	1,316,740	2,490,988	0.90%
Total												$16,945,965	$18,397,853	6.64%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.50%	10.17%		3/13/2020	3/13/2026	Services: Business	$12,873,446	12,709,792	12,487,243	4.51%
Term Loan B	(11)	First Lien	3M LIBOR+	6.50%	1.50%	10.17%		3/13/2020	3/13/2026		146,474	144,612	142,080	0.05%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.50%	10.17%		3/13/2020	3/13/2026		2,225,556	2,225,556	2,158,789	0.78%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.50%	10.17%		3/13/2020	3/13/2026		4,388,812	4,356,350	4,257,148	1.54%
Venbrook Holdings, LLC Term Loan	(17)	Unsecured		10.00% %		-%	10.00%	3/31/2022	12/20/2028		87,095	87,095	84,482	0.03%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	277,901	0.10%
Total												$20,342,667	$19,407,643	7.01%
Vortex Companies, LLC										Houston, TX
Term Loan (SBIC II)	(5)(11)	Second Lien	3M SOFR+	9.50%	1.00%	13.15%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,851,144	9,800,000	3.54%
Total												$9,851,144	$9,800,000	3.54%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	$500,000	500,000	173,747	0.06%
Total												$500,000	$173,747	0.06%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,640,000	12,441,303	12,197,600	4.40%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	10.17%		6/25/2021	6/25/2026		2,226,790	2,207,719	2,148,852	0.78%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	918,889	0.33%
Total												$15,702,500	$15,265,341	5.51%
Total Non-controlled, non-affiliated investments												$899,059,872	$871,733,280	314.50%
Net Investments												$899,059,872	$871,733,280	314.50%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(594,555,296)	(214.50)%
NET ASSETS													$277,177,984	100.00%

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

(4)
Investments held by the SBIC subsidiary (as defined in Note 1), which include $3,960,094 of cash and $220,919,669 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1), which include $7,545,314 of cash and $234,014,544 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(6) Security is income producing through dividends or distributions.
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.7% of the Company’s total assets as of September 30, 2022.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2022

(unaudited)

(8)
Represents a Payment-in-kind (“PIK”) interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

(9)	At September 30, 2022, the Company had the following outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Ad.Net Acquisition, LLC	Revolver	$1,299,020	0.50%	May 7, 2026
AIP ATCO Buyer, LLC	Revolver	23,333	0.50%	May 17, 2028
Anne Lewis Strategies, LLC	Revolver	100,000	0.50%	March 5, 2026
ArborWorks Acquisition LLC (a)	Revolver	1,153,846	0.50%	November 9, 2026
Archer Systems, LLC	Revolver	88,750	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	100,000	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	16,602	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	63,434	0.50%	February 1, 2027
Camp Profiles LLC	Delayed Draw Term Loan	3,750,000	1.00%	September 3, 2026
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
CEATI International Inc.	Revolver	100,000	0.50%	February 19, 2026
CF512, Inc.	Delayed Draw Term Loan	220,930	0.50%	September 1, 2026
CF512, Inc.	Revolver	100,000	0.50%	September 1, 2026
CompleteCase, LLC	Revolver A	60,000	0.50%	December 21, 2025
Credit Connection, LLC	Revolver	100,000	0.50%	July 30, 2026
Curion Holdings, LLC	Revolver	50,000	0.50%	July 29, 2027
Curion Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	July 29, 2027
DRS Holdings III, Inc.	Revolver	909,091	0.50%	November 1, 2025
DTE Enterprises, LLC	Revolver	750,000	0.50%	April 13, 2023
Exacta Land Surveyors, LLC	Revolver	1,500,000	0.50%	February 8, 2024
Exigo, LLC	Revolver	80,000	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	100,000	0.50%	March 16, 2027
Florachem Corporation	Delayed Draw Term Loan	100,000	0.50%	April 29, 2028
Florachem Corporation	Revolver	100,000	0.50%	April 29, 2028
Heartland Business Systems, LLC	Delayed Draw Term Loan	100,000	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	68,000	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Delayed Draw Term Loan	2,555,354	1.00%	December 17, 2026
HV Watterson Holdings, LLC	Revolver	84,000	0.50%	December 17, 2026
Infolinks Media Buyco, LLC	LP Interests	303,910
Infolinks Media Buyco, LLC	Delayed Draw Term Loan	2,475,000	0.50%	November 1, 2026
Inoapps Bidco, LLC	Delayed Draw Term Loan	16,667	0.50%	February 15, 2027
Inoapps Bidco, LLC	Revolver	100,000	0.50%	February 15, 2027
Integrated Oncology Network, LLC	Revolver	553,517	0.50%	June 24, 2025
Invincible Boat Company LLC	Revolver	319,149	0.50%	August 28, 2025
Ledge Lounger, Inc.	Revolver	100,000	0.50%	November 9, 2026
Lightning Intermediate II, LLC	Revolver	82,500	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	13,333	0.50%	September 2, 2027
Madison Logic, Inc.	Revolver	542,169	0.50%	November 22, 2026
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	100,000	0.50%	May 19, 2026
Monitorus Holding, LLC	Revolver	€100,000	0.50%	May 24, 2027
Naumann/Hobbs Material Handling Corporation II, Inc.	Revolver – Working Capital	1,763,033	0.50%	August 30, 2024
Nutritional Medicinals, LLC	Revolver	2,000,000	0.50%	November 15, 2025
PCS Software, Inc.	Revolver	1,318,143	0.50%	July 1, 2024
Pearl Media Holdings, LLC	Revolver	88,333	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	100,000	0.50%	December 30, 2026
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	100,000	1.00%	September 9, 2025
Rogers Mechanical Contractors, LLC	Revolver	100,000	0.75%	September 9, 2025
Sales Benchmark Index, LLC	Revolver	1,331,461	0.50%	January 7, 2025
Service Minds Company, LLC	Delayed Draw Term Loan	67,677	1.00%	February 7, 2028
Service Minds Company, LLC	Revolver	100,000	0.50%	February 7, 2028
SIB Holdings, LLC	Revolver	45,246	0.50%	October 29, 2026
Tilley Distribution, Inc.	Revolver	46,122	0.50%	December 31, 2026
Trade Education Acquisition, L.L.C.	Revolver	100,000	0.50%	December 28, 2027
TradePending, LLC	Revolver	100,000	0.50%	March 2, 2026
U.S. Expediters, LLC	Revolver	100,000	0.50%	December 22, 2026
Unicat Catalyst Holdings, LLC	Revolver	2,000,000	0.50%	April 27, 2026
Xanitos, Inc.	Delayed Draw Term Loan	1,556,383	1.00%	June 25, 2026
Xanitos, Inc.	Revolver	100,000	0.50%	June 25, 2026
(a)	The Company has full discretion to fund this revolver commitment.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2022

(unaudited)

(10) This loan is a unitranche investment.
(11) These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(12) These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(13) Investment has been on non-accrual since October 31, 2017.
(14) Investment has been on non-accrual since June 28, 2019.
(15) Investment has been on non-accrual since December 31, 2020.
(16) Investment has been on non-accrual since April 1, 2022.
(17) This loan is convertible to common units at maturity or at the election of the issuer.
(18) Maturity date is under ongoing negotiations with portfolio company and other lenders.
(19) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $305,003. (20) The Company has full discretion to fund this revolver commitment.

Abbreviation Legend

BSBY —  Bloomberg Short-Term Bank Yield Index

LIBOR —  London Interbank Offered Rate

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2021

											Principal			% of
					LIBOR			Investment		Headquarters/	Amount/	Amortized		Net
Investments	Footnotes	Security(3)	Coupon		floor	Cash	PIK	Date	Maturity	Industry	Shares	Cost	Fair Value(1)	Assets
Non-controlled, non-affiliated investments	(2)(9)
Ad.Net Acquisition, LLC	(19)									Los Angeles, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		5/7/2021	5/7/2026	Services: Business	$15,510,294	15,303,443	15,277,640	5.36%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(9)	Equity						5/7/2021			7,794	77,941	81,692	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity						5/7/2021			7,015	701,471	735,229	0.26%
Total												$16,082,855	$16,094,561	5.65%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.75%	1.00%	7.75%		6/4/2021	6/4/2026	Aerospace & Defense	$14,850,000	14,581,135	14,478,750	5.08%
Revolver	(33)(35)	First Lien	3M L+	6.75%	1.00%	7.75%		6/4/2021	6/4/2026		$70,000	70,000	68,250	0.02%
Pluto Aggregator, LLC Class A Units		Equity						6/4/2021			77,626	288,691	250,169	0.09%
Pluto Aggregator, LLC Class B Units		Equity						6/4/2021			56,819	211,309	183,114	0.06%
Total												$15,151,135	$14,980,283	5.25%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(2)(35)	First Lien	1M L+	7.00%	1.00%	8.00%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,325,000	17,028,817	17,151,749	6.02%
GP ABX Holdings Partnership, L.P. Partner Interests	(4)	Equity						8/8/2018			644,737	528,395	559,158	0.20%
Total												$17,557,212	$17,710,907	6.22%
Anne Lewis Strategies, LLC	(20)									Washington, DC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.75%	1.00%	7.75%		3/5/2021	3/5/2026	Services: Business	$11,068,750	10,877,646	11,068,750	3.88%
SG AL Investment, LLC Common Units	(4)	Equity						3/5/2021			1,000	920,488	2,069,142	0.73%
Total												$11,798,134	$13,137,892	4.61%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	83,576	0.03%
Total												$375,000	$83,576	0.03%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	—	1,919,315	0.67%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	—	5,661,697	1.99%
Total												$—	$7,581,012	2.66%
ArborWorks Acquisition LLC										Oakhurst, CA
Term Loan	(35)	First Lien	3M L+	7.00%	1.00%	8.00%		11/23/2021	11/9/2026	Environmental Industries	$15,000,000	14,852,082	14,852,082	5.21%
Revolver	(31)(35)	First Lien	3M L+	7.00%	1.00%	8.00%		11/23/2021	11/9/2026		$1,084,615	1,084,615	1,073,920	0.38%
ArborWorks Holdings LLC Units		Equity						12/29/2021			115	115,385	115,385	0.04%
Total												$16,052,082	$16,041,387	5.63%
ASC Communications, LLC	(17)									Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+	5.00%	1.00%	6.00%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$3,395,062	3,385,618	3,395,062	1.19%
Term Loan	(35)	First Lien	1M L+	5.00%	1.00%	6.00%		2/4/2019	6/29/2023		$5,771,605	5,744,381	5,771,605	2.02%
ASC Communications Holdings, LLC Class A Units (SBIC)	(2)(4)	Equity						6/29/2017			73,529	—	1,304,094	0.46%
Total												$9,129,999	$10,470,761	3.67%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(35)	First Lien	1M L+	7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,901,190	15,715,924	15,344,649	5.38%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	320,352	0.11%
Total												$16,631,939	$15,665,001	5.49%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2021

											Principal			% of
					LIBOR			Investment		Headquarters/	Amount/	Amortized		Net
Investments	Footnotes	Security	Coupon		floor	Cash	PIK	Date	Maturity	Industry	Shares	Cost	Fair Value(1)	Assets
Camp Profiles LLC	(8)(16)									Boston, MA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,224,375	10,031,055	10,071,009	3.53%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	277,332	0.10%
Total												$10,281,055	$10,348,341	3.63%
CEATI International Inc.	(39)									Montreal, Canada
Term Loan	(5)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		2/19/2021	2/19/2026	Services: Business	$13,398,750	13,168,371	12,996,788	4.56%
CEATI Holdings, LP Class A Units	(5)	Equity						2/19/2021			250,000	250,000	268,536	0.09%
Total												$13,418,371	$13,265,324	4.65%
CF512, Inc.	(49)									Blue Bell, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,324,564	14,053,719	13,966,450	4.90%
Delayed Draw Term Loan	(35)(50)	First Lien	3M L+	6.00%	1.00%	7.00%		9/1/2021	9/1/2026		3,093,023	3,062,540	3,015,698	1.06%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			22.09%	220,930	246,500	0.09%
Total												$17,337,189	$17,228,648	6.05%
Colford Capital Holdings, LLC										New York, NY
Class A Units	(5)	Equity						8/20/2015		Finance	38,893	195,036	22,408	0.01%
Total												$195,036	$22,408	0.01%
CompleteCase, LLC										Seattle, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		12/21/2020	12/21/2025	Services: Consumer	$11,363,478	11,174,252	11,079,391	3.89%
Revolver A	(21)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		12/21/2020	12/21/2025		50,000	50,000	48,750	0.02%
Revolver B	(35)	First Lien	3M L+	6.50%	1.00%	7.50%		11/18/2021	8/17/2022		2,000,000	2,000,000	1,950,000	0.68%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(9)	Equity						12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity						12/21/2020			522	521,734	375,747	0.13%
Total												$13,745,991	$13,453,892	4.72%
Credit Connection, LLC	(36)									Fresno, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	5.50%	1.00%	6.50%		7/30/2021	7/30/2026	Software	$9,975,000	9,789,605	9,775,500	3.43%
Series A Units		Equity						7/30/2021			750,000	750,000	842,326	0.30%
Total												$10,539,605	$10,617,826	3.73%
Data Centrum Communications, Inc.										Montvale, NJ
Term Loan B	(35)	First Lien	3M L+	9.00%	1.00%	10.00%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,882,235	15,717,629	14,532,245	5.10%
Health Monitor Holdings, LLC Series A Preferred Units		Equity						5/15/2019			1,000,000	1,000,000	215,580	0.08%
Total												$16,717,629	$14,747,825	5.18%
Douglas Products Group, LP										Liberty, MO
Partnership Interests		Equity						12/27/2018		Chemicals, Plastics, & Rubber	322	139,656	800,866	0.28%
Total												$139,656	$800,866	0.28%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+	8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,901,900	9,800,000	3.44%
Total												$9,901,900	$9,800,000	3.44%
DRS Holdings III, Inc.	(10)									St. Louis, MO
Term Loan	(35)	First Lien	3M L+	5.75%	1.00%	6.75%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,800,000	9,732,277	9,800,000	3.44%
Total												$9,732,277	$9,800,000	3.44%
DTE Enterprises, LLC	(18)									Roselle, IL
Term Loan	(6)(35)	First Lien	1M L+	8.50%	1.50%	9.50%	0.50%	4/13/2018	4/13/2023	Energy: Oil & Gas	$9,368,725	9,310,842	9,087,663	3.19%
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018			776,316	466,204	—	0.00%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	605,420	0.21%
Total												$10,500,730	$9,693,083	3.40%
EC Defense Holdings, LLC										Reston, VA
Class B Units (SBIC)	(2)	Equity						7/31/2020		Services: Business	20,054	500,000	616,212	0.22%
Total												$500,000	$616,212	0.22%
EH Real Estate Services, LLC										Skokie, IL
Term Loan (SBIC)	(2)	First Lien		10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,954,099	7,803,059	7,834,788	2.75%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	7,990,210	2.80%
Total												$15,694,701	$15,824,998	5.55%
Elliott Aviation, LLC										Moline, IL
Term Loan	(6)(35)	First Lien	1M L+	8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$17,641,992	17,408,385	17,024,522	5.97%
Revolver	(6)(35)	First Lien	1M L+	8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025		1,354,425	1,354,425	1,307,020	0.46%
SP EA Holdings, LLC Class A Units		Equity						1/31/2020			900,000	900,000	233,145	0.08%
Total												$19,662,810	$18,564,687	6.51%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2021

											Principal			% of
					LIBOR			Investment		Headquarters/	Amount/	Amortized		Net
Investments	Footnotes	Security	Coupon		floor	Cash	PIK	Date	Maturity	Industry	Shares	Cost	Fair Value(1)	Assets
Energy Labs Holding Corp.										Houston, TX
Common Stock		Equity						9/29/2016		Energy: Oil & Gas	$598	598,182	768,334	0.27%
Total												$598,182	$768,334	0.27%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	$118	—	218,008	0.08%
Class B Common Units		Equity						12/30/2014			3,017	—	266,242	0.09%
Total												$—	$484,250	0.17%
Exacta Land Surveyors, LLC	(23)									Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,544,375	16,385,082	16,048,044	5.63%
SP ELS Holdings LLC, Class A Units		Equity						2/8/2019			1,069,143	1,069,143	452,649	0.16%
Total												$17,454,225	$16,500,693	5.79%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(35)(40)	Second Lien	3M L+	9.00%	1.50%	0.00%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,453,726	3,690,000	1.29%
Total												$4,453,726	$3,690,000	1.29%
Grupo HIMA San Pablo, Inc., et al	(25)									San Juan, PR
Term Loan B	(27)(35)(41)	First Lien	3M L+	7.00%	1.50%	0.00%		2/1/2013		Healthcare & Pharmaceuticals	$4,061,688	4,061,688	670,178	0.24%
Term Loan	(15)(27)	Second Lien		13.75%		0.00%		2/1/2013			4,109,524	4,109,524	0	0.00%
Term Loan	(38)(51)	First Lien		12.00%		0.00%		11/24/2021			147,344	147,344	147,344	0.05%
Term Loan	(35)(38)(51)	First Lien	3M L+	7.00%	1.50%	0.00%		11/24/2021			442,033	442,033	331,525	0.12%
Total												$8,760,589	$1,149,047	0.41%
GS HVAM Intermediate, LLC										Carlsbad, CA
Term Loan	(35)	First Lien	1M L+	5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,765,248	12,687,507	12,765,248	4.48%
Revolver	(35)	First Lien	1M L+	5.75%	1.00%	6.75%		10/18/2019	10/2/2024		2,651,515	2,651,515	2,651,515	0.93%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			1,796	1,618,844	2,266,541	0.79%
Total												$16,957,866	$17,683,304	6.20%
HV Watterson Holdings, LLC	(37)									Schaumburg, IL
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/17/2021	12/17/2026	Services: Business	$13,436,603	13,167,870	13,167,870	4.62%
Revolver	(34)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/17/2021	12/17/2026		40,000	40,000	39,200	0.01%
HV Acquisition VI, LLC Class A Units		Equity						12/17/2021			1,084	1,084,126	1,084,126	0.38%
Total												$14,291,996	$14,291,196	5.01%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	$750,000	750,000	3,523,110	1.24%
Total												$750,000	$3,523,110	1.24%
ICD Holdings, LLC										San Francisco, CA
Class A Units	(4)(5)	Equity						1/1/2018		Finance	$9,962	464,619	834,320	0.29%
Total												$464,619	$834,320	0.29%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2021

											Principal			% of
					LIBOR			Investment		Headquarters/	Amount/	Amortized		Net
Investments	Footnotes	Security	Coupon		floor	Cash	PIK	Date	Maturity	Industry	Shares	Cost	Fair Value(1)	Assets
Infolinks Media Buyco, LLC	(43)									Ridgewood, NJ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,525,000	8,359,127	8,359,127	2.93%
Tower Arch Infolinks Media, LP LP Interests	(60)	Equity						10/28/2021			441,718	441,718	441,718	0.15%
Total												$8,800,845	$8,800,845	3.08%
Integrated Oncology Network, LLC	(30)									Newport Beach, CA
Term Loan	(35)	First Lien	3M L+	5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$15,993,848	15,819,044	15,993,848	5.61%
Term Loan	(35)	First Lien	3M L+	5.50%	1.50%	7.00%		11/1/2021	6/24/2024		1,107,034	1,084,893	1,107,034	0.39%
Total												$16,903,937	$17,100,882	6.00%
Interstate Waste Services, Inc.										Amsterdam, OH
Common Stock		Equity						1/15/2020		Environmental Industries	21,925	946,125	514,402	0.18%
Total												$946,125	$514,402	0.18%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	5.75%	1.00%	6.75%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,895,000	5,818,411	5,895,000	2.07%
Term Loan	(35)	First Lien	3M L+	5.75%	1.00%	6.75%		10/18/2019	10/18/2027		11,298,750	11,151,955	11,298,750	3.96%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	5.75%	1.00%	6.75%		8/31/2021	10/18/2027		3,104,554	3,060,021	3,104,554	1.09%
Legacy Parent, Inc. Class A Common Stock	(4)	Equity						10/30/2020			58	—	230,224	0.08%
Total												$20,030,387	$20,528,528	7.20%
Invincible Boat Company LLC	(28)									Opa Locka, FL
Term Loan	(35)	First Lien	3M L+	6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,579,004	5,460,897	5,551,109	1.95%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.50%	1.50%	8.00%		8/28/2019	8/28/2025		5,149,850	5,080,887	5,124,101	1.80%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.50%	1.50%	8.00%		6/1/2021	8/28/2025		1,144,879	1,124,655	1,139,155	0.40%
Warbird Parent Holdco, LLC Class A Units	(4)	Equity						8/28/2019			1,362,575	1,299,691	1,405,979	0.49%
Total												$12,966,130	$13,220,344	4.64%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(2)(6)	First Lien		10.00%		7.00%	3.00%	12/22/2017	12/22/2022	Consumer Goods: Non-Durable	$12,500,354	12,443,581	11,937,838	4.19%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	316,397	0.11%
Total												$13,576,157	$12,254,235	4.30%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(12)	First Lien	3M L+	5.50%	0.00%	5.72%		12/28/2018	11/15/2024	Metals & Mining	$16,975,000	16,838,603	16,974,999	5.95%
Total												$16,838,603	$16,974,999	5.95%
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+	6.50%	1.00%	8.82%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,589,330	9,360,000	3.28%
Term Loan	(13)(22)	First Lien	3M L+	6.50%	1.00%	8.82%		12/24/2020	12/24/2025		1,500,000	1,475,282	1,440,000	0.51%
Total												$11,064,612	$10,800,000	3.79%
KidKraft, Inc.										Dallas, TX
Term Loan	(22)(29)	First Lien	3M L+	5.00%	1.00%	6.00%		4/3/2020	8/15/2022	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.55%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	4,000,000	1.40%
Total												$5,580,768	$5,580,768	1.95%
Ledge Lounger, Inc.										Katy, TX
Term Loan A (SBIC)	(2)(35)	First Lien	3M L+	6.25%	1.00%	7.25%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,644,737	7,495,964	7,495,964	2.63%
Revolver	(35)(52)	First Lien	3M L+	6.25%	1.00%	7.25%		11/9/2021	11/9/2026		66,667	66,667	65,369	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(2)	Equity						11/9/2021			375,000	375,000	375,000	0.13%
Total												$7,937,631	$7,936,333	2.78%
Madison Logic, Inc.	(53)									New York, NY
Term Loan (SBIC)	(2)(35)	First Lien	1M L+	5.75%	1.00%	6.75%		2/4/2021	11/22/2026	Media: Broadcasting & Subscription	$3,791,247	3,778,850	3,753,335	1.32%
Term Loan	(35)	First Lien	1M L+	5.75%	1.00%	6.75%		11/22/2021	11/22/2026		6,875,337	6,807,544	6,806,583	2.39%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity						11/30/2016			5,000	—	1,773,443	0.62%
Total												$10,586,394	$12,333,361	4.33%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2021

											Principal
					LIBOR			Investment		Headquarters/	Amount/	Amortized
Investments	Footnotes	Security(3)	Coupon		floor	Cash	PIK	Date	Maturity	Industry	Shares	Cost	Value(1)	Assets
Mobile Acquisition Holdings, LP										Santa Clara, CA
Class A2 Units		Equity						11/1/2016		Software	$750	455,385	2,863,270	1.00%
Total												$455,385	$2,863,270	1.00%
MOM Enterprises, LLC	(54)									Richmond, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.25%	1.00%	7.25%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,384,333	16,087,954	16,138,568	5.66%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	1,054,829	0.37%
Total												$17,021,287	$17,193,397	6.03%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)									Phoenix, AZ
Term Loan	(35)	First Lien	3M L+	6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Services: Business	$8,744,721	8,642,580	8,700,997	3.05%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.25%	1.50%	7.75%		8/30/2019	8/30/2024		5,514,453	5,450,043	5,486,881	1.92%
CGC NH, Inc. Common Stock		Equity						8/30/2019			123	440,758	780,155	0.27%
Total												$14,533,381	$14,968,033	5.24%
NS412, LLC										Dallas, TX
Term Loan	(35)	Second Lien	3M L+	8.50%	1.00%	9.50%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,513,674	7,462,700	2.62%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	686,742	0.24%
Total												$8,308,676	$8,149,442	2.86%
NuMet Machining Techniques, LLC										Birmingham, United Kingdom
Term Loan	(5)(35)	Second Lien	1M L+	9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,491,009	11,851,125	4.16%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	1M L+	9.00%	2.00%	11.00%		11/5/2019	5/5/2026		7,800,000	7,683,112	7,293,000	2.56%
Bromford Holdings, L.P. Class A Membership Interests	(5)	Equity						11/5/2019			0.83%	866,629	—	0.00%
Bromford Holdings, L.P. Class D Membership Interests	(5)	Equity						3/18/2021			0.82%	280,078	393,106	0.14%
Total												$21,320,828	$19,537,231	6.86%
NuSource Financial, LLC										Eden Prairie, MN
Term Loan (SBIC II)	(9)(35)	First Lien	1M L+	9.00%	1.00%	10.00%		1/29/2021	1/29/2026	Services: Business	$11,081,250	10,892,077	10,804,219	3.79%
NuSource Financial Acquisition, Inc. (SBIC II)	(6)(9)	Unsecured		13.75%		4.00%	9.75%	1/29/2021	7/29/2026		5,113,983	5,030,143	4,883,854	1.71%
NuSource Holdings, Inc. Warrants (SBIC II)	(9)	Equity						1/29/2021			54,966	—	—	0.00%
Total												$15,922,220	$15,688,073	5.50%
Nutritional Medicinals, LLC	(24)									Centerville, OH
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$11,627,085	11,524,782	11,452,678	4.02%
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		10/28/2021	11/15/2025		4,975,866	4,903,854	4,901,228	1.72%
Functional Aggregator, LLC Units	(4)	Equity						11/15/2018			12,500	972,803	1,326,406	0.47%
Total												$17,401,439	$17,680,312	6.21%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	7.25%	1.00%	8.25%		3/15/2021	3/15/2026	Services: Business	$10,421,250	10,240,997	10,160,719	3.56%
Onpoint Parent Holdings, LLC Class A Units		Equity						3/15/2021			500,000	500,000	448,143	0.16%
Total												$10,740,997	$10,608,862	3.72%
PCP MT Aggregator Holdings, L.P.										Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	$750,000	—	1,779,415	0.62%
Total												$—	$1,779,415	0.62%
PCS Software, Inc.										Shenandoah, TX
Term Loan	(35)	First Lien	3M L+	5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$14,210,240	14,051,962	14,210,240	4.98%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	5.75%	1.50%	7.25%		7/1/2019	7/1/2024		1,863,638	1,842,880	1,863,638	0.65%
Delayed Draw Term Loan	(35)	First Lien	3M L+	5.75%	1.50%	7.25%		7/1/2019	7/1/2024		982,500	982,500	982,500	0.34%
Revolver	(35)	First Lien	3M L+	5.75%	1.50%	7.25%		7/1/2019	7/1/2024		1,318,143	1,318,143	1,318,143	0.46%
PCS Software Holdings, LLC Series A Preferred Units		Equity						7/1/2019			325,000	325,000	468,263	0.16%
PCS Software Holdings, LLC Series A-2 Preferred Units		Equity						11/12/2020			63,312	63,312	91,220	0.03%
Total												$18,583,797	$18,934,004	6.62%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2021

											Principal			%
					LIBOR			Investment		Headquarters/	Amount/	Amortized		of Net
Investments	Footnotes	Security	Coupon		floor	Cash	PIK	Date	Maturity	Industry	Shares	Cost	Fair Value(1)	Assets
Peltram Plumbing Holdings, LLC										Auburn, WA
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/30/2021	12/30/2026	Construction & Building	$16,747,230	16,412,285	16,412,285	5.76%
Revolver	(11)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/30/2021	12/30/2026		31,500	31,500	30,870	0.01%
Peltram Group Holdings LLC Class A Units		Equity						12/30/2021			508,516	508,516	508,516	0.18%
Total												$16,952,301	$16,951,671	5.95%
Premiere Digital Services, Inc.	(55)									Los Angeles, CA
Term Loan	(35)	First Lien	1M L+	5.75%	1.00%	6.75%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,423,077	14,352,950	14,350,962	5.03%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity						10/18/2018			5,000	0	1,228,760	0.43%
Total												$14,352,950	$15,579,722	5.46%
Protect America, Inc.										Austin, TX
Term Loan (SBIC)	(2)(26)(35)	Second Lien	3M L+	7.75%	1.00%	0.00%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,748	1,078,785	0.38%
Total												$17,979,748	$1,078,785	0.38%
Rogers Mechanical Contractors, LLC	(44)(45)									Atlanta, GA
Term Loan	(35)	First Lien	3M L+	6.50%	1.00%	7.50%		4/28/2021	9/9/2025	Construction & Building	$10,541,667	10,381,059	10,330,833	3.62%
Total												$10,381,059	$10,330,833	3.62%
Sales Benchmark Index, LLC	(7)									Dallas, TX
Term Loan	(35)	First Lien	3M L+	6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$13,222,835	13,049,505	13,090,606	4.59%
SBI Holdings Investments, LLC Class A Units		Equity						1/7/2020			66,573	665,730	532,800	0.19%
Total												$13,715,235	$13,623,406	4.78%
SIB Holdings, LLC	(57)									Charleston, SC
Term Loan (SBIC)	(2)(35)	First Lien	1M L+	6.00%	1.00%	7.00%		10/29/2021	10/29/2026	Services: Business	$13,017,131	12,763,993	12,763,993	4.48%
Revolver	(35)(56)	First Lien	1M L+	6.00%	1.00%	7.00%		10/29/2021	10/29/2026		6,667	6,667	6,537	0.00%
SIB Holdings, LLC Units		Equity						10/29/2021			238,095	500,000	500,000	0.18%
Total												$13,270,660	$13,270,530	4.66%
Skopos Financial Group, LLC										Irving, TX
Series A Preferred Units	(5)	Equity						6/29/2018		Finance	1,120,684	1,162,544	338,616	0.12%
Total												$1,162,544	$338,616	0.12%
Spire Power Solutions, L.P.										Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.25%	1.50%	7.75%		11/22/2019	8/12/2026	Capital Equipment	$4,887,500	4,832,386	4,740,875	1.66%
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+	6.25%	1.50%	7.75%		8/12/2021	8/12/2026		3,548,310	3,490,420	3,441,861	1.21%
Total												$8,322,806	$8,182,736	2.87%
SQAD LLC										Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,179,594	14,162,082	14,179,594	4.97%
SQAD Holdco, Inc. Series A Preferred Stock (SBIC)	(2)	Equity						10/31/2013			5,624	156,001	715,621	0.25%
SQAD Holdco, Inc. Common Stock (SBIC)	(2)	Equity						10/31/2013			5,800	62,485	83,839	0.03%
Total												$14,380,568	$14,979,054	5.25%
TAC LifePort Purchaser, LLC	(42)									Woodland, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		3/1/2021	3/2/2026	Aerospace & Defense	$10,042,067	9,869,166	9,791,015	3.43%
TAC LifePort Holdings, LLC Common Units		Equity						3/1/2021			500,000	500,000	594,363	0.21%
Total												$10,369,166	$10,385,378	3.64%
TFH Reliability, LLC										Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+	10.75%	0.80%	11.55%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,845,883	5,757,500	2.02%
TFH Reliability Group, LLC Class A-1 Units		Equity						6/29/2020			27,129	21,511	24,883	0.01%
TFH Reliability Group, LLC Class A Units		Equity						10/21/2016			250,000	231,521	85,123	0.03%
Total												$6,098,915	$5,867,506	2.06%
Trade Education Acquisition, L.L.C.	(58)									Austin, TX
Term Loan (SBIC)	(2)(35)	First Lien	1M L+	6.25%	1.00%	7.25%		12/28/2021	12/28/2027	Education	$10,602,558	10,390,507	10,390,507	3.64%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	662,660	0.23%
Total												$11,053,167	$11,053,167	3.87%
TradePending, LLC	(14)									Carrboro, NC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.25%	1.00%	7.25%		3/2/2021	3/2/2026	Software	$9,925,000	9,753,957	9,676,875	3.39%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			750,000	750,000	683,646	0.24%
Total												$10,503,957	$10,360,521	3.63%
Unicat Catalyst Holdings, LLC	(46)									Alvin, TX
Term Loan	(35)	First Lien	3M L+	6.50%	1.00%	7.50%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,406,250	7,274,639	7,221,094	2.53%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	315,280	0.11%
Total												$8,024,639	$7,536,374	2.64%
U.S. Auto Sales, Inc. et al										Lawrenceville, GA
USASF Blocker II LLC Units	(5)	Equity						6/8/2015		Finance	$441	441,000	553,597	0.19%
USASF Blocker III LLC 2018 Series Units	(5)	Equity						2/13/2018			50	50,000	100,000	0.04%
USASF Blocker III LLC 2019 Series Units	(5)	Equity						12/27/2019			75	75,000	150,000	0.05%
USASF Blocker IV LLC Units	(5)	Equity						5/27/2020			110	110,000	330,000	0.12%
USASF Blocker LLC Units	(5)	Equity						6/8/2015			9,000	9,000	0	0.00%
Total												$685,000	$1,133,597	0.40%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2021

											Principal			%
					LIBOR			Investment		Headquarters/	Amount/	Amortized		of Net
Investments	Footnotes	Security	Coupon		floor	Cash	PIK	Date	Maturity	Industry	Shares	Cost	Fair Value(1)	Assets
U.S. Expediters, LLC	(59)									Stafford, TX
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$16,027,068	15,706,527	15,706,527	5.51%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,372,932	1,372,932	1,372,932	0.48%
Total												$17,079,459	$17,079,459	5.99%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+	6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$12,952,771	12,758,396	12,952,771	4.54%
Term Loan B	(35)	First Lien	3M L+	6.50%	1.50%	8.00%		3/13/2020	3/13/2026		147,377	145,165	147,377	0.05%
Revolver	(35)	First Lien	3M L+	6.50%	1.50%	8.00%		3/13/2020	3/13/2026		2,222,222	2,222,222	2,222,222	0.78%
Delayed Draw Term Loan	(35)	First Lien	3M L+	6.50%	1.50%	8.00%		3/13/2020	3/13/2026		4,415,556	4,376,990	4,415,556	1.55%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	645,469	0.23%
Total												$20,322,035	$20,383,395	7.15%
Vortex Companies, LLC										Houston, TX
Term Loan (SBIC II)	(9)(35)	Second Lien	3M L+	9.50%	1.00%	10.50%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,828,022	9,800,000	3.44%
Total												$9,828,022	$9,800,000	3.44%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	$500,000	500,000	442,742	0.16%
Total												$500,000	$442,742	0.16%
Xanitos, Inc.	(47)									Newtown Square, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,736,000	12,502,437	12,481,280	4.38%
Delayed Draw Term Loan	(35)(48)	First Lien	3M L+	6.50%	1.00%	7.50%		6/25/2021	6/25/2026		$2,243,617	2,221,181	2,198,745	0.77%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			379,327	904,000	895,329	0.31%
Total												$15,627,618	$15,575,354	5.46%
Total Non-controlled, non-affiliated investments												$785,005,957	$772,873,326	271.08%
Net Investments												$785,005,957	$772,873,326	271.08%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(487,762,093)	(171.08)%
NET ASSETS													$285,111,233	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $35,201,060 of cash and $211,477,384 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(3)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(4)	Security is income producing through dividends or distributions.
(5)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 91% of the Company’s total assets as of December 31, 2021.
(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,331,461, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of September 3, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(9)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $7,810,985 of cash and $161,704,501 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(10)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $909,091, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $68,500, with an interest rate of LIBOR plus 6.00% and a maturity of December 30, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2021

(12)	These loans have LIBOR floors, which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.25% and a maturity of March 2, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(15)	Investment has been on non-accrual since October 31, 2017.
(16)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,750,000, with an interest rate of LIBOR plus 6.00% and a maturity of September 3, 2026. This investment is accruing an unused commitment fee of 1.00% per annum.
(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,667, with an interest rate of LIBOR plus 5.00% and a maturity of June 29, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 8.50% and a maturity of April 13, 2023. The Company has full discretion to fund the revolver commitment.
(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,299,020, with an interest rate of LIBOR plus 6.00% and a maturity of May 7, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(20)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.75% and a maturity of March 5, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(21)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $50,000 with an interest rate of LIBOR plus 6.50% and a maturity of December 21, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(22)	This loan is a unitranche investment.
(23)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000 with an interest rate of LIBOR plus 5.75% and a maturity of February 8, 2024. The Company has full discretion to fund the revolver commitment.
(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000 with an interest rate of LIBOR plus 6.00% and a maturity of November 15, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(25)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $172,969, with an interest rate of 12.00% and maturity is at the administrative agent’s discretion. This investment has been on non-accrual since November 24, 2021.
(26)	Investment has been on non-accrual since June 28, 2019.
(27)	Maturity date is under ongoing negotiations with portfolio company and other lenders.
(28)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,063,830, with an interest rate of LIBOR plus 6.50% and a maturity of August 28, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(29)	These loans are last-out term loans with contractual rates lower than the applicable LIBOR rates; therefore, the floors are in effect.
(30)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $553,517, with an interest rate of LIBOR plus 5.50% and a maturity of June 24, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(31)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,376,923, with an interest rate of LIBOR plus 7.00% and a maturity of November 9, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(32)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,763,033, with an interest rate of LIBOR plus 6.25% and a maturity of August 30, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(33)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $30,000, with an interest rate of LIBOR plus 6.75% and a maturity of June 4, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(34)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $60,000, with an interest rate of LIBOR plus 6.00% and a maturity of December 17, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(35)	These loans have LIBOR floors, which are higher than the current applicable LIBOR rates; therefore, the floors are in effect.
(36)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 5.50% and a maturity of July 30,2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(37)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,879,272, with an interest rate of LIBOR plus 6.00% and a maturity of December 17, 2026. This investment is accruing an unused commitment fee of 1.00% per annum.
(38)	Maturity date is at the administrative agent’s discretion.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2021

(39)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.50% and a maturity of February 19, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(40)	Investment has been on non-accrual since December 31, 2020.
(41)	Investment has been on non-accrual since January 1, 2021.
(42)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of March 2, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(43)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,475,000, with an interest rate of LIBOR plus 6.00% and a maturity of November 1, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(44)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.50% and a maturity of September 9, 2025. This investment is accruing an unused commitment fee of 1.00% per annum.
(45)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.50% and a maturity of September 9, 2025. This investment is accruing an unused commitment fee of 0.75% per annum.
(46)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an interest rate of LIBOR plus 6.50% and a maturity of April 27, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(47)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.50% and a maturity of June 25, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(48)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $1,556,383, with an interest rate of LIBOR plus 6.50% and a maturity of June 25, 2026. This investment is accruing an unused commitment fee of 1.00% per annum.
(49)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of September 1, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(50)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $220,930, with an interest rate of LIBOR plus 6.00% and a maturity of September 1, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(51)	Investment has been on non-accrual since November 24, 2021.
(52)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $33,333, with an interest rate of LIBOR plus 6.25% and a maturity of November 9, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(53)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $542,169, with an interest rate of LIBOR plus 5.75% and a maturity of November 22, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(54)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.25% and a maturity of May 19, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(55)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $576,923, with an interest rate of LIBOR plus 5.75% and a maturity of November 3, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(56)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $93,333, with an interest rate of LIBOR plus 6.00% and a maturity of October 29, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(57)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $2,902,098, with an interest rate of LIBOR plus 6.00% and a maturity of October 29, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(58)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.25% and a maturity of December 28, 2027. This investment is accruing an unused commitment fee of 0.50% per annum.
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

As of September 30, 2022, the Company had issued a total of 19,545,935 shares and raised $287,476,304 in gross proceeds since Inception, incurring $9,406,067 in offering expenses and sales load fees. Additionally, the Company has received $131,257 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $278,201,494. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

As of both September 30, 2022 and December 31, 2021, the SBIC subsidiary had $75,000,000 in regulatory capital. As of both September 30, 2022 and December 31, 2021, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of both September 30, 2022 and December 31, 2021, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. As of September 30, 2022 and December 31, 2021, the SBIC II subsidiary had $156,000,000 and $100,000,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

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

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2022, our asset coverage ratio was 193%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2022 and September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

COVID-19 Developments

The effect on the U.S. and global economy of the ongoing pandemic caused by the novel coronavirus, SARS-CoV-2 (also referred to as “COVID-19” or “Coronavirus”), uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine distribution, hesitancy and efficacy, the length of economic recovery, and policies of the U.S. presidential administration have created stress on the market and could affect our portfolio companies. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.

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

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, rising interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

Cash and Cash Equivalents

At September 30, 2022, cash balances totaling $242,911 did not exceed the Federal Deposit Insurance Corporation insurance protection levels of $250,000. In addition, at September 30, 2022, the Company held $11,961,055 in cash equivalents, which are carried at cost, which approximates fair value, and held foreign currency of $215,777 (acquisition cost of $241,247). All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after September 30, 2022, by circumstances and events that are not yet known. The COVID-19 pandemic may impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals to fulfill short-term liquidity needs. The Company works with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. During the quarter ended September 30, 2022, no interest deferrals have been made related to COVID-19 or otherwise.

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

Investments

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. While our board of directors has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Section 2(a)(41)of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC's Board of Directors. Under procedures established by our Board of Directors, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board of Directors. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost, plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because the Company expects that there will not be a readily available market quotation for many of the investments in its portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

In following these approaches, the types of factors that will be taken into account in fair value pricing investments will include, as relevant, but not be limited to:

●	available current market data, including relevant and applicable market trading and transaction comparables;
●	applicable market yields and multiples;
●	financial covenants;
●	call protection provisions;
●	information rights;
●	the nature and realizable value of any collateral;
●	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
●	comparisons of financial ratios of peer companies that are public;
●	comparable merger and acquisition transactions; and
●	the principal market and enterprise values.

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

A presentation of the interest income we have received from portfolio companies for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Loan interest	$18,194,230	$14,812,457	$46,926,570	$41,336,827
PIK income	356,527	247,391	1,010,061	607,393
Fee amortization income(1)	769,272	701,489	2,070,733	936,083
Fee income acceleration(2)	297,439	699,242	385,073	1,939,451
Total Interest Income	$19,617,468	$16,460,579	$50,392,437	$44,819,754
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability. As of September 30, 2022, we had four loans on non-accrual status, which represented approximately 5.5% of our loan portfolio at cost and 2.5% at fair value. As of December 31, 2021, we had three loans on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 0.8% at fair value. As of September 30, 2022 and December 31, 2021, $6,200,882 and $10,363,904, respectively, of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Income tax expense for the three and nine months ended September 30, 2022 of $361,115 and $1,086,338, respectively, was mostly related to excise and franchise taxes. Income tax expense for the three and nine months ended September 30, 2021 of $192,612 and $718,869, respectively, was related mostly to excise tax.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2022 and December 31, 2021, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and nine months ended September 30, 2022 and 2021 were de minimis.

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

For the three and nine months ended September 30, 2022, the Company recorded deferred income tax benefit of $30,535 and provision of ($151,278), respectively, related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2021, the Company recorded deferred income tax provision related to the Taxable Subsidiaries of ($606,377) and ($586,640), respectively. In addition, as of September 30, 2022 and December 31, 2021, the Company had a deferred tax liability of $0 and deferred tax asset of $151,278, respectively.

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

Distributable Earnings (Accumulated Undistributed Deficit)

The components that make up distributable earnings (accumulated undistributed deficit) on the Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Accumulated net realized gain from investments, net of cumulative dividends of $25,571,955 for both periods	$7,461,702	$2,810,908
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of benefit for taxes of $0 and $151,278, respectively	(24,942,806)	(11,981,353)
Net unrealized depreciation on foreign currency translations	(53,874)	—
Accumulated undistributed net investment income	19,829,121	19,703,039
Accumulated undistributed surplus	$2,294,142	$10,532,594

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2022.

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

For the three and nine months ended September 30, 2022, the Company recorded an expense for base management fees of $3,827,669 and $11,025,435, respectively. For the three and nine months ended September 30, 2021, the Company recorded an expense for base management fees of $3,473,041 and $9,715,381, respectively. As of September 30, 2022 and December 31, 2021, $7,032,721 and $3,454,225, respectively, were payable to Stellus Capital.

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

For both the three and nine months ended September 30, 2022, the Company incurred $1,635,641 of Income Incentive Fees. For the three and nine months ended September 30, 2021, the Company incurred $1,451,752 and $1,507,651 of Income Incentive Fees, respectively. As of September 30, 2022 and December 31, 2021, $1,909,651 and $1,749,130, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,591,753 and $1,459,942, respectively, are currently payable (as explained below). As of September 30, 2022 and December 31, 2021, $317,898 and $289,188, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash.

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

For the three and nine months ended September 30, 2022, the Company reversed $646,757 and $1,672,549, respectively, related to the Capital Gains Incentive Fee. For the three and nine months ended September 30, 2021, the Company accrued $1,742,904 and $1,840,572, respectively, related to the Capital Gains Incentive Fee. As of September 30, 2022 and December 31, 2021, $1,715,602 and $3,388,151, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Investment income incentive fees incurred	$1,635,641	$1,451,752	$1,635,641	$1,507,651
Capital gains incentive fees (reversed) incurred	(646,757)	1,742,904	(1,672,549)	1,840,572
Incentive fees (reversal) expense	$988,884	$3,194,656	$(36,908)	$3,348,223

	September 30,	December 31,
	2022	2021
Investment income incentive fee currently payable	$1,591,753	$1,459,942
Investment income incentive fee deferred	317,898	289,188
Capital gains incentive fee deferred	1,715,602	3,388,151
Incentive fee payable	$3,625,253	$5,137,281

Director Fees

For the three and nine months ended September 30, 2022, the Company recorded an expense relating to director fees of $83,500 and $254,500, respectively. For the three and nine months ended September 30, 2021, the Company recorded an expense relating to director fees of $74,500 and $240,500, respectively. As of both September 30, 2022 and December 31, 2021, the Company had no unpaid independent director fees.

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both September 30, 2022 and December 31, 2021, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other Accrued Expenses and Liabilities” on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended September 30, 2022 and 2021, the Company recorded expenses of $369,209 and $368,680, respectively, related to the administration agreement and are included in administrative services expenses on our Consolidated Statements of Operations. For the nine months ended September 30, 2022 and 2021, the Company recorded expenses of $1,162,527 and $1,133,108, respectively, related to the administration agreement and are included in administrative services expenses on our Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, $369,209 and $382,322, respectively, remained payable to Stellus Capital related to the administration agreement and are included in administrative services payable on our Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2022, the Company has declared aggregate distributions of $0.34 and $0.96 per share on its common stock. The Company has declared aggregate distributions of $13.01 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022
January 13, 2022	January 28, 2022	February 15, 2022	$0.0933
January 13, 2022	February 25, 2022	March 15, 2022	$0.0933
January 13, 2022	March 31, 2022	April 15, 2022	$0.0933
April 19, 2022	April 29, 2022	May 13, 2022	$0.1133
April 19, 2022	May 27, 2022	June 15, 2022	$0.1133
April 19, 2022	June 30, 2022	July 15, 2022	$0.1133
July 13, 2022	July 29, 2022	August 15, 2022	$0.1133
July 13, 2022	August 31, 2022	September 15, 2022	$0.1133
July 13, 2022	September 30, 2022	October 14, 2022	$0.1133
Total			$13.01
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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue shares through the DRIP during either of the three and nine months ended September 30, 2022 or 2021.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	$14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	$14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	$14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	$11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	$14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	$14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	$14.23
Quarter ended March 31,2022	14,924	209,006	3,137	50,369	12,170	167,670	$14.00
Quarter ended June 30, 2022	13,416	187,965	2,820	58,475	10,863	137,533	$14.01
Quarter ended September 30, 2022	—	—	—	—	—	—	NA
Total	19,545,935	$287,476,304	$7,427,618	$1,978,449	$131,257	$278,201,494
(1)	Net of partial share redemptions. Such share redemptions impacted gross proceeds by $94, $757, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $0 during the nine months ended September 30, 2022, $228,943 and $94,788 during the year ended December 31, 2020 and 2018, respectively; $0 for the years ended 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.
(3)	Net Proceeds per this equity table will differ from the Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021 in the amount of $3,317,652 which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (reducing the accumulated undistributed deficit).

On November 16, 2021, the Company entered into an equity distribution agreement, as amended and restated on August 29, 2022 (the “Equity Distribution Agreement”), with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the Equity Distribution Agreement, the Company may, issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program (the “ATM Program”) to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies.

During the nine months ending September 30, 2022, the Company issued 28,340 shares under the ATM Program, for gross proceeds of $396,971 not including underwriting fees and other expenses of $114,801. The average per share offering price of shares issued in the ATM Program during the nine months ended September 30, 2022 was $14.01. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less then net asset value per share. For the nine months ending September 30, 2022, the Advisor reimbursed the Company $23,033, which resulted in net proceeds of $414,047, or $14.61 per share, excluding the impact of offering expenses. The Company did not issue any shares during the nine months ended September 30, 2021.

The Company issued 0 shares of common stock through the DRIP for both the nine months ended September 30, 2022 and 2021.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net increase in net assets resulting from operations	$3,955,529	$12,778,621	$10,513,540	$23,323,357
Weighted average common shares	19,545,935	19,486,003	19,535,708	19,486,003
Net increase in net assets from operations per share	$0.20	$0.66	$0.54	$1.20

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

At September 30, 2022, the Company had investments in 89 portfolio companies. The total cost and fair value of the investments were $899,059,872 and $871,733,280, respectively. The composition of our investments as of September 30, 2022 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$756,556,124	$742,272,654
Senior Secured – Second Lien	84,851,781	58,220,675
Unsecured Debt	5,515,021	4,760,750
Equity	52,136,946	66,479,201
Total Investments	$899,059,872	$871,733,280
(1)	Includes unitranche investments, which account for 3.0% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2022 and December 31, 2021, the Company had 49 and 32 of such investments with aggregate unfunded commitments of $30,269,900 and $30,982,734, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as September 30, 2022 and December 31, 2021 were as follows:

	2022	2021
Aggregate cost of portfolio company securities	$899,059,872	$785,005,957
Gross unrealized appreciation of portfolio company securities	30,662,296	27,283,421
Gross unrealized depreciation of portfolio company securities	(57,988,888)	(39,416,052)
Aggregate fair value of portfolio company securities	$871,733,280	$772,873,326

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2022 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$742,272,654	$742,272,654
Senior Secured – Second Lien	—	—	58,220,675	58,220,675
Unsecured Debt	—	—	4,760,750	4,760,750
Equity	—	—	66,479,201	66,479,201
Total Investments	$—	$—	$871,733,280	$871,733,280

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2021 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$646,352,935	$646,352,935
Senior Secured – Second Lien	—	—	56,733,110	56,733,110
Unsecured Debt	—	—	4,883,854	4,883,854
Equity	—	—	64,903,427	64,903,427
Total Investments	$—	$—	$772,873,326	$772,873,326

The aggregate values of Level 3 portfolio investments change during the nine months ended September 30, 2022 are as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$646,352,935	$56,733,110	$4,883,854	$64,903,427	$772,873,326
Purchases of investments	168,278,616	4,900,000	83,511	7,694,683	180,956,810
Payment-in-kind interest	618,968	—	391,093	—	1,010,061
Sales and redemptions	(62,655,976)	—	—	(11,897,663)	(74,553,639)
Realized gains	(3,930,891)	—	—	8,731,852	4,800,961
Change in unrealized depreciation included in earnings(1)	(5,691,477)	(3,557,615)	(607,983)	(2,953,098)	(12,810,173)
Change in unrealized depreciation on foreign currency included in earnings	(2,383,786)	—	—	—	(2,383,786)
Amortization of premium and accretion of discount, net	1,684,265	145,180	10,275	—	1,839,720
Fair value at end of period	$742,272,654	$58,220,675	$4,760,750	$66,479,201	$871,733,280
(1)	Includes reversal of positions during the nine months ended September 30, 2022.

There were no Level 3 transfers during the nine months ended September 30, 2022.

The aggregate values of Level 3 portfolio investments change during the year ended December 31, 2021 are as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$508,673,064	$70,720,186	$21,191,245	$52,840,000	$653,424,495
Purchases of investments	354,637,555	965,250	11,705,915	22,105,811	389,414,531
Payment-in-kind interest	521,595	—	417,435	—	939,030
Sales and redemptions	(214,319,978)	(13,161,428)	(29,384,595)	(33,210,915)	(290,076,916)
Realized gains (losses)	1,475,577	(1,781,665)	—	23,993,443	23,687,355
Change in unrealized (depreciation) appreciation included in earnings(1)	(6,821,212)	(157,390)	875,354	(824,912)	(6,928,160)
Amortization of premium and accretion of discount, net	2,186,334	148,157	78,500	—	2,412,991
Fair value at end of period	$646,352,935	$56,733,110	$4,883,854	$64,903,427	$772,873,326
(1)	Includes reversal of positions during the twelve months ended December 31, 2021.

There were no Level 3 transfers during the twelve months ended December 31, 2021.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$201,139,725	$179,543,296	20.60%
California	161,803,119	159,142,278	18.26%
Illinois	66,129,076	60,270,478	6.91%
Florida	56,001,786	55,461,152	6.36%
Arizona	43,211,187	43,543,647	4.99%
Pennsylvania	42,867,943	41,965,443	4.81%
Ohio	34,745,618	37,284,222	4.28%
Wisconsin	35,829,829	32,737,796	3.75%
Washington	29,022,571	28,411,087	3.26%
New Jersey	25,391,042	25,077,935	2.88%
District of Columbia	17,442,141	20,718,474	2.38%
Georgia	10,794,107	19,016,228	2.18%
South Carolina	19,293,358	19,020,058	2.18%
United Kingdom	21,662,273	16,880,158	1.94%
Maryland	16,893,052	16,738,333	1.92%
Minnesota	16,903,698	15,915,549	1.83%
New York	11,427,678	15,055,505	1.73%
Colorado	15,265,769	14,555,303	1.67%
Indiana	14,334,657	14,334,657	1.64%
Canada	13,354,136	13,244,350	1.52%
North Carolina	10,477,022	10,621,949	1.22%
Massachusetts	10,231,602	10,567,200	1.21%
Idaho	10,456,322	10,238,234	1.17%
Missouri	9,597,884	10,117,698	1.16%
Virginia	500,000	1,100,000	0.13%
Michigan	174,753	172,250	0.02%
Puerto Rico	4,109,524	—	—%
	$899,059,872	$871,733,280	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2021:

			% of Total
			Investments
	Cost	Fair Value	at fair value
California	$153,793,390	$157,446,299	20.37%
Texas	161,550,893	142,657,160	18.46%
Illinois	69,780,236	71,066,882	9.20%
Pennsylvania	42,866,707	42,604,002	5.51%
Washington	41,067,458	40,790,941	5.28%
Ohio	36,551,789	38,218,517	4.94%
Arizona	31,165,320	31,117,284	4.03%
New York	25,161,998	27,334,823	3.54%
Wisconsin	25,880,018	25,893,643	3.35%
New Jersey	25,518,474	23,548,670	3.05%
United Kingdom	21,320,828	19,537,231	2.53%
Georgia	11,066,059	19,045,442	2.46%
Maryland	16,838,603	16,974,999	2.20%
Minnesota	15,922,220	15,688,073	2.03%
Colorado	15,151,135	14,980,283	1.94%
South Carolina	13,270,660	13,270,530	1.71%
Canada	13,418,371	13,265,324	1.71%
Florida	12,966,130	13,220,344	1.71%
District of Columbia	11,798,134	13,137,892	1.70%
Missouri	9,871,933	10,600,866	1.37%
North Carolina	10,503,957	10,360,521	1.34%
Massachusetts	10,281,055	10,348,341	1.34%
Puerto Rico	8,760,589	1,149,047	0.15%
Virginia	500,000	616,212	0.08%
	$785,005,957	$772,873,326	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$204,607,775	$216,144,996	24.80%
Healthcare & Pharmaceuticals	85,931,481	83,081,912	9.53%
Media: Advertising, Printing & Publishing	52,871,690	52,545,237	6.03%
Consumer Goods: Non-Durable	55,272,075	52,204,827	5.99%
Consumer Goods: Durable	46,305,068	45,631,242	5.23%
Aerospace & Defense	49,263,250	42,197,058	4.84%
Capital Equipment	41,803,330	41,772,219	4.79%
Software	37,641,126	38,124,297	4.37%
Beverage, Food, & Tobacco	34,277,269	32,515,226	3.73%
Media: Broadcasting & Subscription	24,771,765	31,094,050	3.57%
Chemicals, Plastics, & Rubber	29,763,100	29,310,956	3.36%
Environmental Industries	27,757,137	26,742,482	3.07%
Construction & Building	27,049,132	26,382,118	3.03%
Services: Consumer	43,293,446	24,404,811	2.80%
Transportation & Logistics	16,795,563	17,417,956	2.00%
Metals & Mining	16,741,058	16,591,093	1.90%
Containers, Packaging, & Glass	17,466,658	14,528,718	1.67%
Retail	13,384,274	13,303,091	1.53%
High Tech Industries	14,148,629	12,046,313	1.38%
FIRE: Real Estate	15,655,039	11,303,322	1.30%
Automotive	11,269,059	11,197,250	1.28%
Education	10,996,579	10,409,233	1.19%
Utilities: Oil & Gas	9,916,397	9,800,000	1.12%
Energy: Oil & Gas	9,052,102	8,590,797	0.99%
Finance	2,726,480	3,413,460	0.39%
Hotel, Gaming, & Leisure	-	685,208	0.08%
Media: Diversified & Production	300,390	295,408	0.03%
Total	$899,059,872	$871,733,280	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2021:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$167,253,835	$177,242,299	22.93%
Healthcare & Pharmaceuticals	104,933,428	99,584,343	12.89%
Aerospace & Defense	66,503,939	63,467,579	8.21%
Media: Advertising, Printing & Publishing	53,136,718	51,125,659	6.62%
Media: Broadcasting & Subscription	39,319,912	42,892,137	5.55%
Consumer Goods: Durable	36,216,806	36,537,445	4.73%
Beverage, Food, & Tobacco	34,089,805	33,791,047	4.37%
Consumer Goods: Non-Durable	30,597,444	29,447,632	3.81%
Construction & Building	27,333,360	27,282,504	3.53%
Environmental Industries	26,826,229	26,355,789	3.41%
Software	21,498,947	23,841,617	3.08%
Services: Consumer	40,034,415	22,682,119	2.93%
Transportation & Logistics	18,583,797	18,934,004	2.45%
Containers, Packaging, & Glass	17,557,212	17,710,907	2.29%
Metals & Mining	16,838,603	16,974,999	2.20%
FIRE: Real Estate	15,694,701	15,824,998	2.05%
Chemicals, Plastics, & Rubber	14,638,210	14,288,322	1.85%
Education	11,053,167	11,053,167	1.43%
Automotive	11,064,612	10,800,000	1.40%
Energy: Oil & Gas	11,098,912	10,461,417	1.35%
Utilities: Oil & Gas	9,901,900	9,800,000	1.27%
Capital Equipment	8,322,806	8,182,736	1.06%
Finance	2,507,199	4,108,356	0.53%
Hotel, Gaming, & Leisure	—	484,250	0.06%
	$785,005,957	$772,873,326	100.00%

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2022:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$742,272,654	Income/Market	HY credit spreads,	-1.31% to 5.10% (1.68%)
		approach(2)	Risk free rates	-0.33% to 3.88% (2.72%)
			Market multiples	3.7x to 23.6x (10.7x)(4)

Second lien debt	$58,220,675	Income/Market	HY credit spreads,	-0.27% to 2.34% (1.39%)
		approach(2)	Risk free rates	1.18% to 3.91% (2.59%)
			Market multiples	5.8x to 18.3x (12.5x)(4)

Unsecured debt	$4,760,750	Income/Market	HY credit spreads,	4.65% to 4.65% (4.65%)
		approach(2)	Risk free rates	3.66% to 3.66% (3.66%)
			Market multiples	9.5x to 9.5x (9.5x)(4)

Equity investments	$66,479,201	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	1.1x to 24.6x (11.5x)
Total Long Term Level 3 Investments	$871,733,280
(1)	Weighted average based on fair value as of September 30, 2022.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.

(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR, SOFR, or BSBY rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -1.31% (-131 basis points) to 5.10% (510 basis points). The average of all changes was 1.68% (168 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2021:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$646,352,935	Income/Market(2)	HY credit spreads,	-3.93% to 0.48% (-0.24%)
		approach	Risk free rates	-1.95% to 0.86% (-0.05%)
			Market multiples	4.5x to 25x (11.6x)(4)

Second lien debt	$56,733,110	Income/Market(2)	HY credit spreads,	-2.54% to 0.53% (-0.53%)
		approach	Risk free rates	-1.79% to 0.94% (-0.29%)
			Market multiples	7.1x to 16.4x (12.9x)(4)

Unsecured debt	$4,883,854	Income/Market	HY credit spreads,	0.25% to 0.25% (0.25%)
		approach(2)	Risk free rates	0.75% to 0.75% (0.75%)
			Market multiples	12.4x to 12.4x (12.4x)(4)

Equity investments	$64,903,427	Market approach(5)	Underwriting	1.6x to 24.9x (11.5x)
			EBITDA Multiple
Total Long Term Level 3 Investments	$772,873,326
(1)	Weighted average based on fair value as of December 31, 2021.
(2)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.93% (-393 basis points) to 0.48% (48 basis points). The average of all changes was -0.24%.
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
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

As of September 30, 2022, the Company had $29,965,990 in unfunded debt commitments and $303,910 in unfunded equity commitments to 49 existing portfolio companies. As of December 31, 2021, the Company had $30,674,452 in unfunded debt commitments and $308,282 in unfunded equity commitments to 32 existing portfolio companies. As of September 30, 2022, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the	For the
	nine months ended	nine months ended
	September 30,	September 30,
	2022	2021
	(unaudited)	(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.61	$14.03
Net investment income	0.97	0.75
Change in unrealized (depreciation) appreciation on investments	(0.66)	0.20
Net realized gain	0.24	0.34
Loss on debt extinguishment	—	(0.03)
Provision for taxes on unrealized appreciation on investments	(0.01)	(0.03)
Provision for taxes on realized gain on investments	—	(0.03)
Total from operations	$0.54	$1.20
Sales load	(0.00)	—
Offering costs	(0.01)	—
Stockholder distributions from:
Net investment income	(0.96)	(1.08)
Net asset value at end of period	$14.18	$14.15
Per share market value at end of period	$11.93	$13.06
Total return based on market value(2)	(2.3)%	25.9%
Weighted average shares outstanding for the period	19,535,708	19,486,003

	For the		For the
	nine months ended		nine months ended
	September 30,		September 30,
	2022		2021
	(unaudited)		(unaudited)
Ratio/Supplemental Data:(1)
Net assets at end of period	$277,177,984		$275,644,969
Weighted average net assets	$283,289,645		$273,663,257
Annualized ratio of gross operating expenses to net assets(5)	15.57%		15.59%
Annualized ratio of interest expense and other fees to net assets	7.96%		6.78%
Annualized ratio of net investment income to net assets(5)	8.91%		6.95%
Portfolio turnover(3)	8.92%		17.17%
Notes payable	$100,000,000		$100,000,000
Credit Facility payable	$199,033,419		$189,800,000
SBA-guaranteed debentures	$306,000,000		$250,000
Asset coverage ratio(4)	1.93	x	1.95	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax provision on net unrealized depreciation in Taxable Subsidiaries of ($151,278) and ($586,640), respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax provision on net unrealized appreciation to weighted average net assets for the nine months ended September 30, 2022 and 2021 is 0.07% and 0.29%, respectively.

NOTE 9 — CREDIT FACILITY

On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022 and May 13, 2022, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $265,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $280,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to the Third Amendment and Commitment Increase to Amended and Restated Senior Secured Revolving Credit Agreement, the Credit Facility will bear interest, subject to the Company’s election, on a per annum basis equal to (i) term SOFR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus a SOFR credit spread adjustment (0.10% for one-month term SOFR and 0.15% for three-month term SOFR), with a 0.25% SOFR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one month term SOFR plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on September 18, 2024, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 18, 2025.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of September 30, 2022 and December 31, 2021, the Company was in compliance with these covenants.

As of September 30, 2022 and December 31, 2021, $199,033,419 and $177,340,000, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,967,310 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of September 30, 2022 and December 31, 2021, $1,662,188 and $1,888,884 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30,	December 31,
	2022	2021
Credit Facility payable	$199,033,419	$177,340,000
Prepaid loan structure fees	(1,662,188)	(1,888,884)
Credit facility payable, net of prepaid loan structure fees	$197,371,231	$175,451,116

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Interest expense	$2,575,787	$1,406,123	$5,800,223	$3,873,550
Loan fee amortization	148,121	150,598	420,356	390,298
Total interest and financing expenses	$2,723,908	$1,556,721	$6,220,579	$4,263,848
Weighted average interest rate	4.9%	2.8%	3.8%	2.8%
Effective interest rate (including fee amortization)	5.2%	3.2%	4.1%	3.3%
Average debt outstanding	$207,437,767	$191,891,304	$201,712,826	$174,057,143
Cash paid for interest and unused fees	$2,548,660	$1,415,901	$5,772,502	$3,904,908

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both September 30, 2022 and December 31, 2021, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of September 30, 2022, and December 31, 2021, the SBIC II subsidiary had $87,500,000 both in regulatory capital, as such term is defined by the SBA and $156,000,000 and $100,000,000 of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries held $463,857,626 and $403,333,676 in assets at September 30, 2022 and December 31, 2021, respectively, which accounted for approximately 52.2% and 49.1% of the Company’s total consolidated assets, respectively.

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

The following table summarizes the SBIC subsidiaries’ aggregate SBA-guaranteed debentures as of September 30, 2022:

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 14, 2014	SBIC I	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	SBIC I	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	SBIC I	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	SBIC I	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	SBIC I	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC I	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC I	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC I	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC I	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I	March 1, 2029	2,500,000	3.11%	0.22%
Total SBIC I SBA-guaranteed Debentures			$150,000,000

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate		SBA Annual Charge
October 17, 2019	SBIC II	March 1, 2030	$6,000,000	2.08%		0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%		0.09%
December 17, 2020	SBIC II	March 1, 2031	9,000,000	1.67%		0.09%
December 17, 2020	SBIC II	March 1, 2031	6,500,000	1.67%		0.27%
February 16, 2021	SBIC II	March 1, 2031	13,500,000	1.67%		0.27%
February 26, 2021	SBIC II	March 1, 2031	10,000,000	1.67%		0.27%
March 2, 2021	SBIC II	March 1, 2031	10,000,000	1.67%		0.27%
April 21, 2021	SBIC II	September 1, 2031	10,000,000	1.30%		0.27%
May 14, 2021	SBIC II	September 1, 2031	6,700,000	1.30%		0.27%
May 28, 2021	SBIC II	September 1, 2031	7,300,000	1.30%		0.27%
July 23, 2021	SBIC II	September 1, 2031	16,000,000	1.30%		0.27%
February 25, 2022	SBIC II	March 1, 2032	10,000,000	2.94%		0.27%
March 29, 2022	SBIC II	September 1, 2032	10,000,000	4.26%		0.27%
April 1, 2022	SBIC II	September 1, 2032	6,670,000	4.26%		0.27%
April 12, 2022	SBIC II	September 1, 2032	6,665,000	4.26%		0.27%
April 21, 2022	SBIC II	September 1, 2032	6,665,000	4.26%		0.27%
June 30, 2022	SBIC II	September 1, 2032	3,600,000	4.26%		0.27%
July 28, 2022	SBIC II	September 1, 2032	6,400,000	4.26%		0.27%
September 9, 2022	SBIC II	March 1, 2033	6,000,000	4.07	%(1)	0.27%
Total SBIC II SBA-guaranteed Debentures			$156,000,000
Total SBA-guaranteed debentures			$306,000,000
(1)	Interest rate of the SBA-guaranteed debentures will be set as determined by the SBA when pooled on March 22, 2023.

As of September 30, 2022 and December 31, 2021, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2022 and December 31, 2021, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of September 30, 2022, the Company has incurred $10,686,100 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of September 30, 2022 and December 31, 2021, $5,842,403 and $5,384,097 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30,	December 31,
	2022	2021
SBA debentures payable	$306,000,000	$250,000,000
Prepaid loan fees	(5,842,403)	(5,384,097)
SBA Debentures, net of prepaid loan fees	$300,157,597	$244,615,903

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Interest expense	$2,076,751	$1,661,946	$5,743,011	$4,644,014
Debenture fee amortization	316,274	299,373	905,294	801,258
Total interest and financing expenses	$2,393,025	$1,961,319	$6,648,305	$5,445,272
Weighted average interest rate	2.8%	2.7%	2.7%	2.8%
Effective interest rate (including fee amortization)	3.2%	3.2%	3.2%	3.3%
Average debt outstanding	$299,556,522	$246,173,913	$280,681,996	$220,354,579
Cash paid for interest	$3,955,224	$3,201,057	$7,360,295	$5,907,676

NOTE 11 — NOTES

On August 21, 2017, the Company issued $42,500,000 in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6,375,000 in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, the Company caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. The Company redeemed all $48,875,000 in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on debt extinguishment of $539,250 due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statements of Operations for the nine months ended September 30, 2021.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2020, the fair value of the 2022 Notes was $49,168,250. The carrying value of the 2022 Notes approximates fair value.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the nine months ended September 30, 2021:

For the nine months ended

September 30,
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

The Company used the net proceeds from the 2026 Notes offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of both September 30, 2022 and December 31, 2021, the aggregate carrying amount of the 2026 Notes was approximately $100,000,000.

In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2,327,835 of fees which are being amortized over the term of the 2026 Notes. As of September 30, 2022 and December 31, 2021, $1,562,905 and $1,897,027 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Interest expense	$1,218,750	$1,218,750	$3,656,250	$3,480,208
Deferred financing costs	112,598	117,598	339,122	323,211
Total interest and financing expenses	$1,331,348	$1,336,348	$3,995,372	$3,803,419
Weighted average interest rate	4.8%	4.8%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%	5.3%
Average debt outstanding	$100,000,000	$100,000,000	$100,000,000	$100,000,000(1)
Cash paid for interest	$2,437,500	$3,466,667	$4,880,000	$3,466,667
(1)	Calculated for the period from January 14, 2021, the date of the 2026 bond offering, through September 30, 2021.

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:

	September 30,	December 31,
	2022	2021
Notes payable	$100,000,000	$100,000,000
Deferred financing costs	(1,562,905)	(1,897,027)
Notes payable, net of deferred financing costs	$98,437,095	$98,102,973

The indenture and supplements thereto relating to the 2026 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of September 30, 2022 and 2021, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

Investment Portfolio

New and Add-On Investments

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	October 12, 2022	NINJIO, LLC	Cybersecurity awareness and training platform	$5,000,000	First lien term loan
				$100,000	Revolver commitment
				$100,000	Delayed draw term loan commitment
				$313,253	Equity investment

Full Repayments and Realizations

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Realization	October 17, 2022	EC Defense Holdings, LLC	Existing portfolio company	$1,159,638	$950,000	Equity investment

Credit Facility

The outstanding balance under the Credit Facility as of November 3, 2022 was $206,828,283.

Dividends Declared

On October 4, 2022, the Board declared a regular monthly dividend for each of October 2022, November 2022 and December 2022 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/04/2022	10/28/2022	10/31/2022	11/15/2022	$0.0933
10/04/2022	11/29/2022	11/30/2022	12/15/2022	$0.0933
10/04/2022	12/15/2022	12/16/2022	12/29/2022	$0.0933

On October 4, 2022, the Board declared an additional monthly dividend for each of October 2022, November 2022 and December 2022 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/04/2022	10/28/2022	10/31/2022	11/15/2022	$0.02
10/04/2022	11/29/2022	11/30/2022	12/15/2022	$0.02
10/04/2022	12/15/2022	12/16/2022	12/29/2022	$0.02

Custody Agreement

Ðn November 2, 2022, the Company's SBIC Subsidiary, a wholly owned subsidiary of the Company, entered into a Custody Agreement, dated as of November 2, 2022 (the "Frost Agreement”), with Frost Bank (“Frost”), pursuant to which Frost was appointed as a custodian to hold certain securities, loans, cash, and other assets on behalf of the SBIC Subsidiary. Either party may terminate the Frost Agreement at any time upon sixty (60) days’ prior written notice.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2022, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2019 which effectively increased the amount of leverage we may incur. As of September 30, 2022, our asset coverage ratio was 193%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

COVID-19 Developments

The effect on the U.S. and global economy of the ongoing pandemic caused by the novel coronavirus, SARS-CoV-2 (also referred to as “COVID-19” or “Coronavirus”, uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine distribution, hesitancy and efficacy, the length of economic recovery, and policies of the U.S. presidential administration have created stress on the market and could affect our portfolio companies. Each portfolio company has been assessed on an individual basis to identify the impact of the COVID-19 pandemic on the valuation of our investments in such company. We believe that any such COVID-19 pandemic impacts have been reflected in the valuation of our investments.

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

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, rising interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

As of September 30, 2022, we had $871.7 million (at fair value) invested in 89 portfolio companies. As of September 30, 2022, our portfolio included approximately 85% of first lien debt, 7% of second lien debt, 0% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2022 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$756,556,124	$742,272,654
Senior Secured – Second Lien	84,851,781	58,220,675
Unsecured Debt	5,515,021	4,760,750
Equity	52,136,946	66,479,201
Total Investments	$899,059,872	$871,733,280
(1)	Includes unitranche investments, which account for 3.0% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2022 and December 31, 2021, we had unfunded commitments of $30.3 million and $31.0 million, respectively, to provide debt financing to 49 and 32 portfolio companies, respectively. As of September 30, 2022, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$201,139,725	$179,543,296	20.60%
California	161,803,119	159,142,278	18.26%
Illinois	66,129,076	60,270,478	6.91%
Florida	56,001,786	55,461,152	6.36%
Arizona	43,211,187	43,543,647	4.99%
Pennsylvania	42,867,943	41,965,443	4.81%
Ohio	34,745,618	37,284,222	4.28%
Wisconsin	35,829,829	32,737,796	3.75%
Washington	29,022,571	28,411,087	3.26%
New Jersey	25,391,042	25,077,935	2.88%
District of Columbia	17,442,141	20,718,474	2.38%
Georgia	10,794,107	19,016,228	2.18%
South Carolina	19,293,358	19,020,058	2.18%
United Kingdom	21,662,273	16,880,158	1.94%
Maryland	16,893,052	16,738,333	1.92%
Minnesota	16,903,698	15,915,549	1.83%
New York	11,427,678	15,055,505	1.73%
Colorado	15,265,769	14,555,303	1.67%
Indiana	14,334,657	14,334,657	1.64%
Canada	13,354,136	13,244,350	1.52%
North Carolina	10,477,022	10,621,949	1.22%
Massachusetts	10,231,602	10,567,200	1.21%
Idaho	10,456,322	10,238,234	1.17%
Missouri	9,597,884	10,117,698	1.16%
Virginia	500,000	1,100,000	0.13%
Michigan	174,753	172,250	0.02%
Puerto Rico	4,109,524	—	—%
	$899,059,872	$871,733,280	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2021:

			% of Total
			Investments
	Cost	Fair Value	at fair value
California	$153,793,390	$157,446,299	20.37%
Texas	161,550,893	142,657,160	18.46%
Illinois	69,780,236	71,066,882	9.20%
Pennsylvania	42,866,707	42,604,002	5.51%
Washington	41,067,458	40,790,941	5.28%
Ohio	36,551,789	38,218,517	4.94%
Arizona	31,165,320	31,117,284	4.03%
New York	25,161,998	27,334,823	3.54%
Wisconsin	25,880,018	25,893,643	3.35%
New Jersey	25,518,474	23,548,670	3.05%
United Kingdom	21,320,828	19,537,231	2.53%
Georgia	11,066,059	19,045,442	2.46%
Maryland	16,838,603	16,974,999	2.20%
Minnesota	15,922,220	15,688,073	2.03%
Colorado	15,151,135	14,980,283	1.94%
South Carolina	13,270,660	13,270,530	1.71%
Canada	13,418,371	13,265,324	1.71%
Florida	12,966,130	13,220,344	1.71%
District of Columbia	11,798,134	13,137,892	1.70%
Missouri	9,871,933	10,600,866	1.37%
North Carolina	10,503,957	10,360,521	1.34%
Massachusetts	10,281,055	10,348,341	1.34%
Puerto Rico	8,760,589	1,149,047	0.15%
Virginia	500,000	616,212	0.08%
	$785,005,957	$772,873,326	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$204,607,775	$216,144,996	24.80%
Healthcare & Pharmaceuticals	85,931,481	83,081,912	9.53%
Media: Advertising, Printing & Publishing	52,871,690	52,545,237	6.03%
Consumer Goods: Non-Durable	55,272,075	52,204,827	5.99%
Consumer Goods: Durable	46,305,068	45,631,242	5.23%
Aerospace & Defense	49,263,250	42,197,058	4.84%
Capital Equipment	41,803,330	41,772,219	4.79%
Software	37,641,126	38,124,297	4.37%
Beverage, Food, & Tobacco	34,277,269	32,515,226	3.73%
Media: Broadcasting & Subscription	24,771,765	31,094,050	3.57%
Chemicals, Plastics, & Rubber	29,763,100	29,310,956	3.36%
Environmental Industries	27,757,137	26,742,482	3.07%
Construction & Building	27,049,132	26,382,118	3.03%
Services: Consumer	43,293,446	24,404,811	2.80%
Transportation & Logistics	16,795,563	17,417,956	2.00%
Metals & Mining	16,741,058	16,591,093	1.90%
Containers, Packaging, & Glass	17,466,658	14,528,718	1.67%
Retail	13,384,274	13,303,091	1.53%
High Tech Industries	14,148,629	12,046,313	1.38%
FIRE: Real Estate	15,655,039	11,303,322	1.30%
Automotive	11,269,059	11,197,250	1.28%
Education	10,996,579	10,409,233	1.19%
Utilities: Oil & Gas	9,916,397	9,800,000	1.12%
Energy: Oil & Gas	9,052,102	8,590,797	0.99%
Finance	2,726,480	3,413,460	0.39%
Hotel, Gaming, & Leisure	—	685,208	0.08%
Media: Diversified & Production	300,390	295,408	0.03%
Total	$899,059,872	$871,733,280	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2021:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$167,253,835	$177,242,299	22.93%
Healthcare & Pharmaceuticals	104,933,428	99,584,343	12.89%
Aerospace & Defense	66,503,939	63,467,579	8.21%
Media: Advertising, Printing & Publishing	53,136,718	51,125,659	6.62%
Media: Broadcasting & Subscription	39,319,912	42,892,137	5.55%
Consumer Goods: Durable	36,216,806	36,537,445	4.73%
Beverage, Food, & Tobacco	34,089,805	33,791,047	4.37%
Consumer Goods: Non-Durable	30,597,444	29,447,632	3.81%
Construction & Building	27,333,360	27,282,504	3.53%
Environmental Industries	26,826,229	26,355,789	3.41%
Software	21,498,947	23,841,617	3.08%
Services: Consumer	40,034,415	22,682,119	2.93%
Transportation & Logistics	18,583,797	18,934,004	2.45%
Containers, Packaging, & Glass	17,557,212	17,710,907	2.29%
Metals & Mining	16,838,603	16,974,999	2.20%
FIRE: Real Estate	15,694,701	15,824,998	2.05%
Chemicals, Plastics, & Rubber	14,638,210	14,288,322	1.85%
Education	11,053,167	11,053,167	1.43%
Automotive	11,064,612	10,800,000	1.40%
Energy: Oil & Gas	11,098,912	10,461,417	1.35%
Utilities: Oil & Gas	9,901,900	9,800,000	1.27%
Capital Equipment	8,322,806	8,182,736	1.06%
Finance	2,507,199	4,108,356	0.53%
Hotel, Gaming, & Leisure	—	484,250	0.06%
	$785,005,957	$772,873,326	100.00%

At September 30, 2022, our average portfolio company investment at amortized cost and fair value was approximately $10.1 million and $9.8 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $20.7 million and $20.5 million, respectively. At December 31, 2021, our average portfolio company investment at amortized cost and fair value was approximately $10.8 million and $10.6 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.3 million and $20.5 million, respectively.

At September 30, 2022, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates. At December 31, 2021, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2022 and December 31, 2021 was approximately 9.8% and 8.0%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of September 30, 2022 and December 31, 2021 was approximately 9.2% and 7.5%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholder, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $12.4 million and $44.2 million, respectively.

Investment Activity

During the nine months ended September 30, 2022, we made an aggregate of $181.0 million of investments in 20 new portfolio companies and 26 existing portfolio companies. During the nine months ended September 30, 2022, we received an aggregate of $74.4 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2022			As of December 31, 2021
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$158.8	18%	19	$63.6	8%	12
2	559.6	64%	53	585.0	76%	48
3	132.8	15%	13	118.4	15%	10
4	20.5	3%	2	3.7	1%	1
5	—	—%	2	2.2	—%	2
Total	$871.7	100%	89	$772.9	100%	73

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2022, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 5.5% of our loan portfolio at cost and 2.5% at fair value. As of December 31, 2021, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 0.8% at fair value. As of September 30, 2022 and December 31, 2021, $6.2 million and $10.4 million of income from investments on non-accrual has not been accrued, respectively.

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

Comparison of the three months and nine months ended September 30, 2022 and 2021

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2022 and 2021 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income(1)	$19.0	$16.2	$49.0	$44.2
PIK interest	0.3	0.2	1.0	0.6
Miscellaneous fees(1)	0.8	0.6	1.7	1.3
Total	$20.1	$17.0	$51.7	$46.1
(1)	For the three and nine months ended September 30, 2022, we recognized $0.6 million and $0.5 million, respectively, of non-recurring income related to early repayments, interest write-offs and amendments to specific loan positions. For the three and nine months ended September 30, 2021, we recognized $0.8 million and $1.3 million of non-recurring income related to early repayments, and amendments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2022 and 2021 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating Expenses
Management fees	$3.8	$3.5	$11.0	$9.7
Valuation fees	0.1	0.1	0.3	0.3
Administrative services expenses	0.5	0.4	1.4	1.4
Income incentive fees	1.6	1.5	1.6	1.5
Capital gains incentive (reversal) fees	(0.6)	1.7	(1.7)	1.8
Professional fees	0.3	0.3	0.8	0.8
Directors' fees	0.1	0.1	0.3	0.2
Insurance expense	0.1	0.1	0.4	0.4
Interest expense and other fees	6.5	4.9	16.9	13.9
Income tax expense	0.4	0.2	1.1	0.7
Other general and administrative expenses	0.2	0.2	0.8	0.8
Total Operating Expenses	$13.0	$13.0	$32.9	$31.5

The increase in operating expenses for both the three months ended September 30, 2021 and nine months ended September 30, 2021 was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures and 2026 Notes and (2) higher management fees due to a larger investment portfolio.

Net Investment Income

For the three months ended September 30, 2022, net investment income was $7.2 million, or $0.37 per common share (based on 19,545,935 weighted average shares outstanding for the quarter ended September 30, 2022).

For the three months ended September 30, 2021, net investment income was $4.1 million, or $0.21 per common share (based on 19,486,003 weighted average shares outstanding for the quarter ended September 30, 2021).

For the nine months ended September 30, 2022, net investment income was $18.9 million, or $0.97 per common share (based on 19,535,708 weighted average shares outstanding for the nine months ended September 30, 2022).

For the nine months ended September 30, 2021, net investment income was $14.7 million, or $0.75 per common share (based on 19,486,003 weighted average shares outstanding for the nine months ended September 30, 2021).

The increase in net investment income over the respective periods was due to higher investment income as a result of a larger investment portfolio, rising interest rates, offset by the increase in expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2022 totaled $16.2 million and net realized gains totaled $1.6 million.

Repayments and sales of investments and amortization of other certain investments for the three months ended September 30, 2021 totaled $67.6 million, and net realized gains totaled $7.9 million, primarily attributable to the loss after the restructuring of one specific investment.

Proceeds from repayments of investments and amortization of certain other investments for the nine months ended September 30, 2022 totaled $74.4 million and net realized gains totaled $4.7 million.

Repayments and sales of investments and amortization of other certain investments for the nine months ended September 30, 2021 totaled $123.6 million, and net realized gains totaled $6.6 million, primarily attributable to the loss after the restructuring of one specific investment.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized (depreciation) appreciation on investments and cash equivalents for the three months ended September 30, 2022 and 2021 totaled ($4.8) million and $2.1 million, respectively.

Net change in unrealized (depreciation) appreciation on investments and cash equivalents for the nine months ended September 30, 2022 and 2021 totaled ($12.8) million and $3.9 million, respectively.

The change in unrealized depreciation over the respective periods was due to the accounting reversal upon realization of one portfolio company and the widening of credit spreads and swap rates caused by the macro-economic environment which have been reflected in the valuation of our investments.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2022 and 2021, we recognized a benefit (provision) for income tax on unrealized investments of $30.5 thousand and $(151.3) thousand for the Taxable Subsidiaries, respectively. For the nine months ended September 30, 2022 and 2021, we recognized aprovision for income tax on unrealized investments of $606.4 thousand and $586.5 thousand, respectively. As of September 30, 2022 and December 31, 2021, there was $0 and $151.3 thousand of deferred tax assets on the Consolidated Statements of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2022, net increase in net assets resulting from operations totaled $4.0 million, or $0.20 per common share (based on 19,545,935 weighted average shares outstanding for the quarter ended September 30, 2022).

For the three months ended September 30, 2021, net increase in net assets resulting from operations totaled $12.8 million, or $0.66 per common share (based on 19,486,003 weighted average shares outstanding for the quarter ended September 30, 2021).

For the nine months ended September 30, 2022, net increase in net assets resulting from operations totaled $10.5 million, or $0.54 per common share (based on 19,535,708 weighted average shares outstanding for the nine months ended September 30, 2022).

For the nine months ended September 30, 2021, net increase in net assets resulting from operations totaled $23.3 million, or $1.20 per common share (based on 19,486,003 weighted average shares outstanding for the nine months ended September 30, 2021).

The net increase in net assets between the respective periods was due to a larger amount of realized gains on investments and an increase in net investment income, offset by net unrealized depreciation.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $92.6 million for the nine months ended September 30, 2022, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the nine months ended September 30, 2022 provided cash of $60.9 million primarily from proceeds from SBA-guaranteed debentures and net borrowings on our Credit Facility.

Our operating activities used net cash of ($102.1) million for the nine months ended September 30, 2021, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the nine months ended September 30, 2021 provided cash of $121.4 million due to the issuance of our 4.875% fixed-rate notes due 2026 (the “2026 Notes”) offset by the repayment of our 5.75% fixed-rate notes due 2022 (the “2022 Notes”) and net repayments on our Credit Facility.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of Stellus Capital SBIC, LP (“SBIC subsidiary”) and Stellus Capital SBIC II, LP (“SBIC II subsidiary”) (together, “the SBIC subsidiaries”) guaranteed by the Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of September 30, 2022 and December 31, 2021, our asset coverage ratio was 193% and 203%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $12.4 million and $44.2 million, respectively.

Credit Facility

On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022 and May 13, 2022, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, and (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of September 30, 2022, we were in compliance with these covenants.

As of September 30, 2022 and December 31, 2021, $199.0 million and $177.3 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $4.0 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2022 and December 31, 2021, $1.7 million and $1.9 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2022 and 2021 (in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Interest expense	$2.5	$1.4	$5.8	$3.9
Loan fee amortization	2.6	0.2	0.4	0.4
Total interest and financing expenses	$5.1	$1.6	$6.2	$4.3
Weighted average interest rate	4.9%	2.8%	3.8%	2.8%
Effective interest rate (including fee amortization)	5.2%	3.2%	4.1%	3.3%
Average debt outstanding	$207.4	$191.9	$201.7	$174.1
Cash paid for interest and unused fees	$2.5	$1.4	$5.8	$3.9

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2022 and December 31, 2021, the SBIC subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA and $150.0 million of SBA-guaranteed debentures outstanding.

As of September 30, 2022 and December 31, 2021, the SBIC II subsidiary had $87.5 million in regulatory capital, respectively, and $156.0 million and $100.0 million of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries held $463.9 million and $403.3 million in assets at September 30, 2022 and December 31, 2021, respectively, which accounted for approximately 52.2% and 49.1% of our total consolidated assets, respectively.

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

As of September 30, 2022 and December 31, 2021, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2022 and December 31, 2021, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of September 30, 2022, we have incurred $10.7 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of September 30, 2022 and December 31, 2021, $5.8 and $5.4 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2022 and 2021 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Interest expense	$2.1	$1.7	$5.7	$4.6
Debenture fee amortization	0.3	0.3	0.9	0.8
Total interest and financing expenses	$2.4	$2.0	$6.6	$5.4
Weighted average interest rate	2.8%	2.7%	2.7%	2.8%
Effective interest rate (including fee amortization)	3.2%	3.2%	3.2%	3.3%
Average debt outstanding	$299.6	$246.2	$280.7	$220.4
Cash paid for interest	$4.0	$3.2	$7.4	$5.9

Notes Offering

On August 21, 2017, we issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, we issued an additional $6.38 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, we caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. We redeemed all $48.875 million in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a loss on debt extinguishment of $0.5 million due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statements of Operations for the three months ended September 30, 2021.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2020, the fair value of the 2022 Notes was $49.2 million. The carrying value of the 2026 Notes approximates fair value.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the nine months ended September 30, 2021 (dollars in millions):

For the nine months ended
September 30,
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

We used the net proceeds from this offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of both September 30, 2022 and December 31, 2021, the aggregate carrying amount of the 2026 Notes were approximately $100.0 million.

In connection with the issuance of the 2026 Notes, we have incurred $2.3 million of fees which are being amortized over the term of the 2026 Notes, of which $1.6 million and $1.9 million remains to be amortized as of September 30, 2022 and December 31, 2021, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three and nine months ended September 30, 2022 and 2021 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Interest expense	$1.2	$1.2	$3.7	$3.5
Deferred financing costs	0.1	0.1	0.3	0.3
Total interest and financing expenses	$1.3	$1.3	$4.0	$3.8
Weighted average interest rate	4.8%	4.8%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%	5.3%
Average debt outstanding	$100.0	$100	$100.0	$100.0(1)
Cash paid for interest	$2.4	$3.5	$4.9	$3.5

(1)	Calculated for the period from January 14, 2021, the date of the 2026 Notes offering, through September 30, 2021.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2022 and December 31, 2021, our off-balance sheet arrangements consisted of $30.3 million and $30.7 million, respectively, of unfunded commitments to provide debt and equity financings to 49 and 32 of our portfolio companies, respectively. As of September 30, 2022, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2021, we had $24,601,309 of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2022.

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

Subsequent Events

Investment Portfolio

New and Add-On Investments

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	October 12, 2022	NINJIO, LLC	Cybersecurity awareness and training platform	$5,000,000	First lien term loan
				$100,000	Revolver commitment
				$100,000	Delayed draw term loan commitment
				$313,253	Equity investment

Full Repayments and Realizations

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Realization	October 17, 2022	EC Defense Holdings, LLC	Existing portfolio company	$1,159,638	$950,000	Equity investment

Credit Facility

The outstanding balance under the Credit Facility as of November 3, 2022 was $206.8 million.

Dividend Declared

On October 4, 2022, the Board declared a regular monthly dividend for each of October 2022, November 2022 and December 2022 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/04/2022	10/28/2022	10/31/2022	11/15/2022	$0.0933
10/04/2022	11/29/2022	11/30/2022	12/15/2022	$0.0933
10/04/2022	12/15/2022	12/16/2022	12/29/2022	$0.0933

On October 4, 2022, the Board declared an additional monthly dividend for each of October 2022, November 2022 and December 2022 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/04/2022	10/28/2022	10/31/2022	11/15/2022	$0.02
10/04/2022	11/29/2022	11/30/2022	12/15/2022	$0.02
10/04/2022	12/15/2022	12/16/2022	12/29/2022	$0.02

Custody Agreement

On November 2, 2022, the Company's SBIC Subsidiary, a wholly owned subsidiary of the Company, entered into a Custody Agreement, dated as of November 2, 2022 (the "Frost Agreement”), with Frost Bank (“Frost”), pursuant to which Frost was appointed as a custodian to hold certain securities, loans, cash, and other assets on behalf of the SBIC Subsidiary. Either party may terminate the Frost Agreement at any time upon sixty (60) days’ prior written notice.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised rates in May, June, July and September, bringing the target for the federal funds rate to 3% - 3.25%. The Federal Reserve also released median projections showing that they anticipate the target rate to be 4.4% by the end of 2022. At September 30, 2022 and December 31, 2021, 97% and 96% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR, SOFR, or the Sterling Overnight Index Average, which are indexed to 30-day or 90-day rates, subject to an interest rate floor. As of September 30, 2022 and December 31, 2021, the weighted average interest rate floor on our floating rate loans was 1.03% and 1.13%, respectively.

Assuming that the Consolidated Statements of Assets and Liabilities as of September 30, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$15.6	$(4.0)	$11.6
Up 150 basis points	11.7	(3.0)	8.7
Up 100 basis points	7.8	(2.0)	5.8
Up 50 basis points	3.9	(1.0)	2.9
Down 50 basis points	(3.9)	1.0	(2.9)
Down 100 basis points	(7.8)	2.0	(5.8)
Down 150 basis points	(11.5)	3.0	(8.5)
Down 200 basis points	(14.9)	4.0	(10.9)

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	At September 30, 2022, the three month LIBOR rate was 375 basis points and the three month SOFR rate was 359 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps LIBOR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2022 and 2021, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

No shares were issued under the distribution reinvestment program (“DRIP”) during either of the nine months ended September 30, 2022 and 2021.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

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
10.1

Amended and Restated Equity Distribution Agreement, dated August 29, 2022, by and among Stellus Capital Investment Corporation and Stellus Capital Management, LLC, on the one hand, and Keefe, Bruyette & Woods, Inc. and Raymond James & Associates, Inc., on the other hand (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 333-184195, filed on August 29, 2022).

10.2	Custody Agreement, dated November 2, 2022, by and among Stellus Capital SBIC LP and Frost Bank, as custodian.*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2022	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer