Form 10-K
period 2022-12-31
Stellus Capital Investment Corp
filed 2023-02-28
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35730

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 was: $197,057,986.

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 28, 2023 was 19,700,581.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2022

PART I

Item 1.    Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management,” the “Advisor” or the “Administrator” refer to our investment adviser and administrator, Stellus Capital Management, LLC.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation. We seek to achieve our investment objective by:

●	accessing the extensive origination channels that have been developed and established by the Stellus Capital Management senior investment professionals that include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;
●	investing in what we believe to be companies with strong business fundamentals, generally within our core middle-market company focus;
●	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;
●	focusing primarily on directly originated transactions;
●	applying the disciplined underwriting standards that the Stellus Capital Management senior investment professionals have developed over their extensive investing careers; and
●	capitalizing upon the experience and resources of the Stellus Capital Management investment team to monitor our investments.

On May 9, 2022, the Company received an exemptive order (the “Order”) from the Securities and Exchange Commission (“SEC”) that superseded the prior co-investment exemptive relief orders granted to us by the SEC that permits us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with

Stellus Capital Management , subject to the conditions included therein. Additionally, the Order provided added relief which allows the Company, subject to the satisfaction of certain conditions, to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company .Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. We co-invest, subject to the conditions in the Order, with private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to our investment strategy, and the we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2022, we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to U.S. federal income tax on any income we timely distribute to our stockholders.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2022, our asset coverage ratio was 192%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

SBIC Licenses

Two of our wholly owned subsidiaries Stellus Capital SBIC LP and Stellus Capital SBIC II LP (together, the “SBIC subsidiaries” and individually, the “SBIC I subsidiary” and “SBIC II subsidiary,” respectively) hold a license to operate as small business investment companies (“SBICs”). Current U.S. Small Business Administration (“SBA”) regulations allow a single SBIC to obtain leverage by issuing debentures guaranteed by the SBA up to a maximum of $175 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary, SBA approval, and other requirements. The maximum leverage available to a “family” of SBIC funds is $350.0 million, subject to SBA approval. SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. We believe that the SBA-guaranteed debentures are an attractive source of debt capital.

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations..
●	We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of Stellus Capital Management to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our incentive fee may induce Stellus Capital Management to make speculative investments.
●	We may be obligated to pay Stellus Capital Management incentive compensation even if we incur a loss and may pay more than 20.0% of our net capital gains because we cannot recover payments made in previous years.
●	We will be subject to U.S. federal income tax at corporate rates and may default under our revolving credit facility if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
●	Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

●	Substantially all of our assets are subject to security interests under the Credit Facility (as defined below) or claims of the SBA with respect to SBA-guaranteed debentures we may issue and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.
●	Most of our portfolio investments are recorded at fair value as determined in good faith by our board of directors (the “Board”) and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
●	Any failure to comply with SBA regulations could have an adverse effect on our SBIC subsidiaries’ operations.
●	Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
●	The time and resources that Stellus Capital Management devote to us may be diverted, and we may face additional competition due to the fact that Stellus Capital Management and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.
●	If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.
●	The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
●	Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
●	The interest rates of our floating-rate loans to our portfolio companies might be subject to change based on recent regulatory changes.

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

The following table provides a summary of our portfolio investments as of December 31, 2022:

As of
December 31, 2022
($ in millions)
Number of investments in portfolio companies	85
Fair value(a)	$844.7
Cost	$875.8
% of portfolio at fair value – first lien debt(b)	87.0%
% of portfolio at fair value – second lien debt	5.4%
% of portfolio at fair value – unsecured debt	0.6%
% of portfolio at fair value – equity	7.0%
Weighted-average annual yield(c)	10.4%
(a)	As of December 31, 2022, $763.8 million of our debt investments at fair value were at floating interest rates, which represented approximately 97% of our total portfolio of debt investments at fair value. As of December 31, 2022, $21.9 million of our debt investments at fair value were at fixed interest rates, which represented approximately 3% of our total portfolio of debt investments at fair value.
(b)	Includes unitranche investments, which account for 3.1% of our portfolio at fair value.
(c)	The weighted average yield on all of our debt investments as of December 31, 2022 was approximately 11.1%, of which approximately 10.3% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2022 and December 31, 2021 was approximately 10.4% and 7.5%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or Payment-In-Kind (“PIK”) interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.

The senior investment professionals of Stellus Capital Management have an average of over 34 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to the D. E. Shaw & Co., L.P. and its associated investment funds (the “D.E. Shaw group”).

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

Robust Demand for Debt Capital

We believe that private equity firms have significant committed but uncalled capital, a large portion of which is still available for investment in the United States. We expect the large amount of uninvested capital commitments will drive buyout activity over the next several years, which should, in turn, create lending opportunities for us.

Attractive Environment to Lend To Middle-Market Companies

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

Attractive Deal Pricing and Structures

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

Specialized Lending Requirements

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

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team

Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management senior investment professionals, including its senior investment professionals who have an average of over 34 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing debt and equity securities through market cycles. We believe the members of Stellus Capital Management’s senior investment team are proven and experienced, with extensive capabilities in credit investing, having participated in these markets for the predominant portion of their careers. We believe that these characteristics enhance the quantity and quality of investment opportunities available to us.

Established, Rigorous Investment and Monitoring Process

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

Demonstrated Ability to Structure Investments Creatively

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

Resources of Stellus Capital Management Platform

We have access to the resources and capabilities of Stellus Capital Management, which has 17 investment professionals, including Robert T. Ladd, Dean D’Angelo, and Joshua T. Davis, who are supported by five managing directors, four vice presidents and four analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by Mr. Huskinson, who serves as our Chief Financial Officer and Chief Compliance Officer, and his staff of nine finance and operations professionals.

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

With an average of over 34 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment professionals of Stellus Capital Management have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancing, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through equity co-investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.

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

In addition to financial sponsors, Stellus Capital Management has developed a network of other deal sources, including:

●	management teams and entrepreneurs;
●	portfolio companies of private equity firms;
●	other investment firms that have similar strategies to Stellus Capital Management and are seeking co-investors;
●	placement agents and investment banks representing financial sponsors and issuers;
●	corporate operating advisers and other financial advisers; and
●	consultants, attorneys and other service providers to middle-market companies and financial sponsors.

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

Each member of the investment committee performs a similar role for other accounts managed by Stellus Capital Management. In certain instances, including in connection with co-investments under the Order, approval by our Board may also be required prior to the making of an investment.

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

As part of the monitoring process, Stellus Capital Management also tracks developments in the broader marketplace. Stellus Capital Management’s investment professionals have a wealth of information on the competitive landscape, industry trends, relative valuation metrics, and analyses that assist in the execution of our investment strategy. In addition, Stellus Capital Management’s extensive communications with brokers and dealers allows its investment professionals to monitor market and industry trends that could affect portfolio investments. Stellus Capital Management may provide ongoing strategic, financial and operational guidance to some portfolio companies either directly or by recommending its investment professionals or other experienced representatives to participate on the portfolio company’s board of directors. Stellus Capital Management maintains an extensive network of strategic and operational advisers to call upon for industry expertise or to supplement existing management teams.

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

In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. While our Board has not elected to designate Stellus Capital Management as the valuation designee, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, we will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Section 2(a)(41)of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC's board.

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method.

Under procedures established by our Board, we intend to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. We also engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost, plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market quotation for many of the investments in our portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

●	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
●	preliminary valuation conclusions are then documented and discussed with our senior investment professionals and Stellus Capital Management;
●	at least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm; and
●	the audit committee of our Board then reviews these preliminary valuations;
●	the Board then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management’s investment professionals, the independent valuation firm and the audit committee of the Board.

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

Rule 18f-4 was recently adopted by the SEC, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Stellus Capital Management. We have a Chief Executive Officer and President and a Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary. To the extent necessary, we may hire additional personnel going forward. Our officers are employees of Stellus Capital Management and our allocable portion of the cost of our Chief Financial Officer and

Chief Compliance Officer and his staff is paid by us pursuant to the administration agreement that we have entered into with Stellus Capital Management (the “Administration Agreement”).

Management Agreements

Stellus Capital Management serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, Stellus Capital Management serves as our administrator.

Investment Advisory Agreement

Subject to the overall supervision of our Board and in accordance with the 1940 Act, Stellus Capital Management manages our day-to-day operations and provides investment advisory services to us. Under the terms of the investment advisory agreement (the “Investment Advisory Agreement”), Stellus Capital Management:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
●	identifies, evaluates and negotiates the structure of the investments we make;
●	executes, closes, services and monitors the investments we make;
●	determines the securities and other assets that we purchase, retain or sell;
●	performs due diligence on prospective portfolio companies; and
●	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

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

Payment of Our Expenses

All investment professionals of Stellus Capital Management, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by Stellus Capital Management and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

●	organization and offering;
●	calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and his staff);
●	transfer agent, dividend agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our shares on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital Management in connection with administering our business.

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

Board Approval of the Investment Advisory Agreement

Our Board, including a majority of our independent directors, approved the Investment Advisory Agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the Investment Advisory Agreement on January 11, 2023 by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. As a condition of the SEC's COVID-19 relief, our Board will be required to ratify the re-approval of the Investment Management Agreement at its next in-person meeting. In its consideration of the Investment Advisory Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

In voting to approve the Investment Advisory Agreement, our Board, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:

●	Nature, Extent and Quality of Services. Our Board considered the nature, extent and quality of the advisory and other services to be provided by Stellus Capital Management, including the investment performance of Stellus Capital Management’s investment team. Our Board also considered the investment selection process expected to be employed by Stellus Capital Management, including the flow of transaction opportunities resulting from its investment team’s significant experience in originating, structuring and managing loans and debt securities through market cycles; the employment of Stellus Capital Management’s investment strategy, rigorous due diligence process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our Board also considered Stellus Capital Management’s personnel and their prior experience in connection with the types of investments made by us,

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
●	Projected Costs of the Services Provided to the Company. Our Board considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees) of other externally managed BDCs that invest in similar securities, our total expenses, and expense ratios compared to other externally managed BDCs of similar size and with similar investment objectives and (ii) the administrative services that Stellus Capital Management will provide to us at cost pursuant to the Administration Agreement. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory Agreement are generally comparable to or more favorable than those payable under agreements of comparable externally managed BDCs and reasonable in relation to the services expected to be provided by Stellus Capital Management.
●	Projected Profitability of Stellus Capital Management. Our Board considered information about Stellus Capital Management, including the anticipated costs of the services to be provided by Stellus Capital Management and the anticipated profits to be realized by it, including as a result of our investment performance, which would generally be equal or similar to the profitability of investment advisers managing comparable BDCs. Our Board reviewed our investment performance, as well as comparative data with respect to the investment performance of other externally-managed BDCs, as it relates to the management and incentive fees we pay Stellus Capital Management. As a result of this review, our Board determined that our investment performance supported the renewal of the Investment Advisory Agreement.
●	Economies of Scale. Our Board considered the extent to which economies of scale would be realized as the Company grows, and whether the fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of our stockholders. Taking into account such information, our Board determined that the advisory fee structure under the Investment Advisory Agreement was reasonable with respect to any economies of scale that may be realized as the Company grows.
●	Limited Potential for Additional Benefits Derived by Stellus Capital Management. Our Board considered existing and potential sources of indirect income Stellus Capital Management would receive as a result of the relationship with us, and whether there would be potential for additional benefits to be derived by Stellus Capital Management as a result of our relationship, and was advised any such potential would be limited.
●	Conclusions. In view of the wide variety of factors that our Board considered in connection with its evaluation of the Investment Advisory Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. The Board did not rank or otherwise assign relative weights to the specific factors it considered in connection with its evaluation of the Investment Advisory Agreement, nor did it undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate decision made by our Board. Rather, the Board based its approval of the Investment Advisory Agreement on the totality of information presented to it. In considering the factors discussed above, individual directors may have given different weights to different factors.

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

Regulation as a Business Development Company

We are a BDC under the 1940 Act that has elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in Section 2(a)(19) of the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. With respect to an SBIC, making available managerial assistance means the making of loans to a portfolio company. Stellus Capital Management will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our Board determines that such sale is in our and our stockholders’ best interests, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We would need approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
●	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Taxation as a Regulated Investment Company

As a BDC, we have elected, qualified, and intend to continue to qualify annually to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to maintain our RIC treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we:

●	qualify as a RIC; and
●	satisfy the Annual Distribution Requirement;

We will not be subject to U.S. federal income tax on the portion of our income we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending December 31, and (c) any income and capital gain net income that we recognized in preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each year;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to

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
●	diversify our holdings so that at the end of each quarter of the taxable year:
o	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o	no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of one or more qualified publicly traded partnerships, or the Diversification Tests.

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

In addition, we have formed and operate two SBIC subsidiaries, and are partially dependent on the SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirement. The SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver. If the SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to maintain our tax treatment as a RIC, which would result in us becoming subject to U.S. federal income tax.

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

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such capital gain or loss generally will be long term or short term, depending on how long we held a particular warrant. Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal income tax at corporate rates on their earnings, which ultimately will reduce our return on such income and fees.

If we are unable to qualify for tax treatment as a RIC, and if certain remedial provisions are not available, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such distributions, non-corporate stockholders would be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets ( i.e. , the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses (together with their affiliates) include businesses that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller enterprises” as defined by the SBA. A smaller enterprise is a business (together with their affiliates) that has a net worth not exceeding $6 million and has average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility of a small business or a smaller enterprise, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales of the business and its affiliates. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $175.0 million with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to SBA approval. The maximum leverage available to a “family” of SBIC funds is $350.0 million, subject to SBA approval. As of December 31, 2022, our SBIC I subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value. As of December 31, 2022, our SBIC II subsidiary had $87.5 million in regulatory capital and $163.6 million in SBA-guaranteed debentures outstanding, which approximated their fair value.

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

Risks Relating to our Business and Structure

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, including during portions of the past three fiscal years, since the onset of the COVID-19 pandemic. In addition, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the war in Ukraine and Russia, and health epidemics and pandemics.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced during portions of the past three fiscal years and from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we have historically experienced, including the current rising interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The COVID-19 pandemic is ongoing as of the filing date of this Annual Report on Form 10-K, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.

Any public health emergency, including the COVID-19 pandemic and any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty, could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.

Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Because we borrow money to make investments and may in the future issue additional senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that rising interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments.  In this period of rising interest rates, our cost of funds have increased, which may reduce our net investment income. Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on our portfolio, our business and operations and the value of an investment in us.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine is uncertain and evolving as of the filing date of this Annual Report on Form 10-K, and its full impact on our portfolio companies after December 31, 2022 is unknown.

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

Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the investment advisory agreement. Stellus Capital Management’s investment committee consists of five members, including Messrs. Ladd, and D’Angelo, each a member of our Board, Mr. Huskinson, chief financial officer and chief compliance officer for us and Stellus Capital Management and Messrs. Davis and Overbergen, each a senior investment professional of Stellus Capital Management. The loss of one or more of the members of our Stellus Capital Management’s investment committee may limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships. Any inability of Stellus Capital Management to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the investment professionals of Stellus Capital Management to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the investment professionals of Stellus Capital Management fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of Stellus Capital Management have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

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

In addition, there may be times when Stellus Capital Management, members of its investment committee or its other investment professionals have interests that differ from those of our stockholders, giving rise to a conflict of interest. Although our investment adviser will endeavor to handle these investment and other decisions in a fair and equitable manner, we and the holders of the shares of our common stock could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by our investment adviser on our behalf, we are unable to monitor these potential conflicts of interest between us and our investment adviser; however, our Board, including the independent directors, reviews conflicts of interest in connection with its review of the performance of our investment adviser. As a BDC, we may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, trustees, Stellus Capital Management, principal underwriters and certain of their affiliates, without the prior approval of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

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

Our investments in portfolio companies that operate in the business services industry represent 25.90% of our total portfolio as of December 31, 2022. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

We may be subject to risks associated with our investments in the healthcare industry.

Our investments in portfolio companies that operate in the healthcare & pharmaceuticals industry represent 10.40% of our total portfolio as of December 31, 2022. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

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

We will be subject to U.S. federal income tax and may default under our revolving Credit Facility if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.

To maintain our tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided, that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Furthermore, if we fail to maintain our tax treatment as a RIC, we may be in default under the terms of our amended and restated senior secured revolving credit agreement with certain lenders party thereto and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent (as amended from time to time, the “Credit Facility”). Such a failure could have a material adverse effect on us and our stockholders.

Legislative or regulatory tax changes could have any adverse impact on us and our stockholders.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to income tax.

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We currently expect to be treated as a publicly offered RIC, and we may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. A proposal, approved by our stockholders at our 2020 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings. This approval will expire on the earlier of our 2023 annual stockholder meeting or June 23, 2023, the one-year anniversary of our 2022 annual stockholders meeting. The proposal approved by our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. In addition, we cannot issue shares of our common stock below net asset value unless our Board determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

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

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 150% asset coverage ratio that we are required to maintain under the 1940 Act. This relief allows us increased flexibility under the 150% asset coverage test by allowing us to borrow up to $325 million more through our SBIC subsidiaries than we would otherwise be able to borrow absent the receipt of this exemptive relief.

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

As of December 31, 2022, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

Because we borrow money to make investments and may in the future issue additional senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invests those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act.

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

We and our portfolio companies may be subjected to potential adverse effects of new or modified laws or regulations.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of the our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact the our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to maintain RIC tax treatment, which could result in the imposition of U.S. federal income tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we are required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of U.S. federal income on our income.

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

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Stellus Capital Management’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

Stellus Capital Management’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. These service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

Risks Related to Economic Conditions

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Legislation passed in December 2021 suspends the debt ceiling through early 2023, unless Congress takes further legislative action to extend it. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the ongoing conflict between Russia and Ukraine, and the resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may further raise, or may announce its intention to further raise, the Federal Funds Rate in 2023. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Increased geopolitical unrest, terrorist attacks, or acts of war may impact the businesses in which we invests, and harm our business, operating results, and financial conditions.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity, which may negatively impact the businesses in which we invests directly or indirectly and, in turn, could have a material adverse impact on the our business, operating results, and financial condition. Losses from terrorist attacks are generally uninsurable.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
●	preserve or enhance the value of our investment.

We generally have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by our compliance with the conditions under the exemptive relief order we received from the SEC related to co-investments with investment funds managed by Stellus Capital Management or Stellus Capital Management’s allocation policy.

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

The interest rates of our floating-rate loans to our portfolio companies might be subject to change based on recent regulatory changes.

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

LIBOR is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the ICE Benchmark Administration (“IBA”) (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates (“IBORs”). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws.  These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts.  The federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace US dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference US dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. The LIBOR Act Regulation ZZ could apply to certain our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations.  For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.  In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new alternative reference without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in such situations, to negotiate modifications to credit agreements governing such instruments in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;
●	the ability to control the conduct of such proceedings;
●	the approval of amendments to collateral documents;
●	releases of liens on the collateral; and
●	waivers of past defaults under collateral documents.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs and SBICs;
●	loss of our qualification as a RIC or BDC or the status of either of our SBIC subsidiaries as a SBIC;
●	changes in earnings or variations in operating results;
●	changes in the value of our portfolio of investments;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
●	departure of Stellus Capital Management’s key personnel;
●	operating performance of companies comparable to us; and
●	general economic trends and other external factors.

Risks Relating to Our Debt Securities

The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by and us and our general liabilities (total liabilities, less debt).

The 2026 Notes are not and will not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. In addition, the 2026 Notes will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities (total liabilities, less debt). As of December 31, 2022 we had $199.2 million in outstanding indebtedness under our Credit Facility. The indebtedness under the Credit Facility is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness.

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of Stellus Capital Investment Corporation, and not of any of our subsidiaries. None of our subsidiaries are or will be a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including the SBIC subsidiaries. As of December 31, 2022, our subsidiaries had total indebtedness outstanding of $313.6 million. Certain of these entities (excluding our SBIC subsidiaries) currently serve as guarantors under our Credit Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes.

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

The indenture under which the 2026 Notes are issued offers limited protection to holders of the 2026 Notes. The terms of the indenture and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2026 Notes. In particular, the terms of the indenture and the 2026 Notes do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2026 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which the 2026 Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(2) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below

150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
●	enter into transactions with affiliates;
●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
●	make investments; or
●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SCM.” As of January 31, 2023, we had nine stockholders of record, which did not include stockholders for whom shares are held in nominee or street name.

We generally intend to pay distributions to our stockholders out of assets legally available for distribution. Our distributions and their frequency, if any, will be determined by our Board. From January 2014 through March 2020, we paid aggregate monthly distributions of $0.1133 per share on our common shares. For the period April 2020 through December 2020, we paid quarterly distributions of $0.25 per share on our common shares. For the period January 2021 through June 2021, we paid monthly distributions of $0.0833 per share on our common shares. For the period July 2021 through September 2021, we paid monthly distributions of $0.1000 per share on our common shares. For the period October 2021 through December 2021, we paid monthly distributions of $0.0933 per share on our common shares. For the period January 2022 through March 2022, we paid monthly distributions of $0.0933 per share on our common shares. For the period April 2022 through December 2022, we paid monthly distributions of $0.1133 per share on our common shares. Payment of dividends on our common shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.

Recent Sales of Unregistered Securities

During the years ended December 31, 2022 and 2021, we did not issue shares of common stock under the distribution reinvestment program (“DRIP”). During the year ended December 31, 2020, we issued a total of 21,666 shares of common stock under DRIP. Issuances under the DRIP are not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP for the year ended December 31, 2020 was $228,943.

Use of Proceeds from Recent Sales of Registered Securities

On November 16, 2021, the Company entered into an equity distribution agreement, as amended and restated on August 29, 2022 (the “Equity Distribution Agreement”) with Keef Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the Equity Distribution Agreement, the Company may, issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program (the “ATM Program”) to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies

In November 2021, the Company sold 31,592 shares of common stock through the ATM Program for net proceeds of $442,770, which was used to repay borrowings under the Credit Facility.

In March 2022, the Company sold 14,924 shares of common stock through the ATM Program for net proceeds of $205,870, which was used to repay borrowings under the Credit Facility.

In April 2022, the Company sold 13,416 shares of common stock through the ATM Program for net proceeds of $185,144, which was used to repay borrowings under the Credit Facility.

In November 2022, the Company sold 120,834 shares of common stock through the ATM Program for net proceeds of $1,648,854, which was used to repay borrowings under the Credit Facility.

Purchases of Equity Securities

Dividend Reinvestment Plan

During the year ended December 31, 2022, as a part of our DRIP, we purchased 108,023 shares of our common stock for an average price per share of $13.08 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2022:

	Total Number	Average Price
	of Shares	Paid Per
Period	Purchased	Share
January 1, 2022 – January 31, 2022	6,962	$13.13
February 1, 2022 – February 28, 2022	8,251	13.85
March 1, 2022 – March 31, 2022	8,157	13.99
April 1, 2022 – April 30, 2022	8,236	14.01
May 1, 2022 – May 31, 2022	9,121	12.85
June 1, 2022 – June 30, 2022	10,076	11.87
July 1, 2022 – July 31, 2022	9,924	12.21
August 1, 2022 – August 31, 2022	9,008	13.97
September 1, 2022 – September 30, 2022	9,422	13.49
October 1, 2022 – October 31, 2022	10,174	12.58
November 1, 2022 – November 30, 2022	8,904	13.80
December 1, 2022 – December 31, 2022	9,788	13.35
Total	108,023	$13.22

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

				Premium or	Premium or
				Discount of	Discount of
	NAV Per	Closing Sales Price(2)		High Sales	Low Sales
Fiscal Year Ended	Share(1)	High	Low	NAV(3)	NAV(3)
December 31, 2022
Fourth quarter	$14.02	$13.96	$11.98	(0.43)%	(14.55)%
Third quarter	$14.18	$14.08	$11.44	(0.71)%	(19.32)%
Second quarter	$14.32	$14.20	$11.13	(0.84)%	(22.28)%
First quarter	$14.59	$14.15	$13.08	(3.02)%	(10.35)%
December 31, 2021
Fourth quarter	$14.61	$14.65	$12.38	0.27%	(15.26)%
Third quarter	$14.15	$13.61	$12.45	(3.82)%	(12.01)%
Second quarter	$14.07	$13.66	$12.40	(2.91)%	(11.87)%
First quarter	$14.03	$12.70	$10.18	(9.48)%	(27.44)%
December 31, 2020
Fourth quarter	$14.03	$12.07	$8.04	(13.97)%	(42.69)%
Third quarter	$13.17	$8.94	$7.22	(32.12)%	(45.18)%
Second quarter	$13.34	$8.75	$5.58	(34.41)%	(58.17)%
First quarter	$11.55	$15.03	$5.06	30.13%	(56.19)%
(1)	NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for dividends.
(3)	Calculated as of the respective high or low sales price divided by the quarter end NAV.

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

Stock Performance Graph

This graph compares the return on our shares of common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through February 27, 2023. The graph assumes that, at inception, a person invested $100 in each share of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Item 6.

[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, related to the COVID-19 pandemic and otherwise, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Capital Management;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility, including the decommissioning of London Interbank Offered Rate ("LIBOR") and rising interest rates, on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of Stellus Capital Management to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital Management to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a registered investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2022, we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to U.S. federal income tax on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of December 31, 2022, our asset coverage ratio was 192%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of December 31, 2022, we had $844.7 million (at fair value) invested in 85 companies. As of December 31, 2022, our portfolio included approximately 87% of first lien debt (including unitranche investments), 5% of second lien debt, 1% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2022 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$750,527,999	$735,555,508
Senior Secured – Second Lien	69,989,477	45,304,300
Unsecured Debt	5,657,964	4,823,898
Equity	49,647,737	59,049,932
Total Investments	$875,823,177	$844,733,638
(1)	Includes unitranche investments, which account for 3.1% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2021, we had $772.9 million (at fair value) invested in 73 companies. As of December 31, 2021, our portfolio included approximately 84% of first lien debt (including unitranche investments), 7% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2021 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$652,561,144	$646,352,935
Senior Secured – Second Lien	79,806,598	56,733,110
Unsecured Debt	5,030,143	4,883,854
Equity	47,608,072	64,903,427
Total Investments	$785,005,957	$772,873,326
(1)	Includes unitranche investments, which account for 1.6% of our portfolio at December 31, 2021 fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2022 and December 31, 2021, we had unfunded commitments of $27.8 million and $31.0 million, respectively, to provide debt financing for 52 and 32 portfolio companies, respectively. As of December 31, 2022, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$191,422,143	$171,165,597	20.26%
California	167,833,384	165,340,017	19.57%
Florida	60,593,839	59,421,775	7.03%
Illinois	64,421,998	53,218,615	6.30%
Arizona	43,129,283	44,277,625	5.24%
Pennsylvania	42,899,504	41,889,344	4.96%
Ohio	34,223,452	37,333,236	4.42%
Washington	28,978,375	28,480,471	3.37%
New Jersey	25,395,054	25,140,343	2.98%
Wisconsin	27,533,402	24,271,761	2.87%
District of Columbia	17,236,556	21,124,347	2.50%
Georgia	10,919,642	19,692,757	2.33%
South Carolina	19,089,373	18,654,782	2.21%
Maryland	16,824,077	16,576,554	1.96%
Minnesota	16,972,086	15,952,072	1.89%
United Kingdom	20,530,087	14,445,481	1.71%
Colorado	15,204,934	14,295,470	1.69%
Indiana	14,346,082	14,245,432	1.69%
Canada	13,333,737	13,266,669	1.57%
North Carolina	10,461,551	10,649,232	1.26%
Massachusetts	10,215,356	10,527,659	1.25%
Idaho	9,873,093	9,863,103	1.17%
Missouri	9,142,111	9,656,287	1.14%
New York	5,096,152	5,096,008	0.61%
Michigan	147,906	149,001	0.02%
	$875,823,177	$844,733,638	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2021:

			% of Total
			Investments
	Cost	Fair Value	at fair value
California	$153,793,390	$157,446,299	20.37%
Texas	161,550,893	142,657,160	18.46%
Illinois	69,780,236	71,066,882	9.20%
Pennsylvania	42,866,707	42,604,002	5.51%
Washington	41,067,458	40,790,941	5.28%
Ohio	36,551,789	38,218,517	4.94%
Arizona	31,165,320	31,117,284	4.03%
New York	25,161,998	27,334,823	3.54%
Wisconsin	25,880,018	25,893,643	3.35%
New Jersey	25,518,474	23,548,670	3.05%
United Kingdom	21,320,828	19,537,231	2.53%
Georgia	11,066,059	19,045,442	2.46%
Maryland	16,838,603	16,974,999	2.20%
Minnesota	15,922,220	15,688,073	2.03%
Colorado	15,151,135	14,980,283	1.94%
South Carolina	13,270,660	13,270,530	1.71%
Canada	13,418,371	13,265,324	1.71%
Florida	12,966,130	13,220,344	1.71%
District of Columbia	11,798,134	13,137,892	1.70%
Missouri	9,871,933	10,600,866	1.37%
North Carolina	10,503,957	10,360,521	1.34%
Massachusetts	10,281,055	10,348,341	1.34%
Puerto Rico	8,760,589	1,149,047	0.15%
Virginia	500,000	616,212	0.08%
	$785,005,957	$772,873,326	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$207,234,534	$218,866,572	25.91%
Healthcare & Pharmaceuticals	86,469,854	88,103,319	10.43%
Media: Advertising, Printing & Publishing	52,830,447	52,525,839	6.22%
Consumer Goods: Non-Durable	54,683,102	51,280,593	6.07%
Consumer Goods: Durable	45,601,928	44,529,176	5.27%
Aerospace & Defense	48,137,394	39,526,086	4.68%
Software	37,582,855	37,975,255	4.50%
Capital Equipment	33,538,647	33,801,951	4.00%
Beverage, Food, & Tobacco	34,000,918	32,755,054	3.88%
Construction & Building	26,948,135	26,406,849	3.13%
Environmental Industries	27,771,798	26,247,936	3.11%
Services: Consumer	43,302,101	24,616,706	2.92%
Media: Broadcasting & Subscription	18,615,052	21,445,307	2.54%
Chemicals, Plastics, & Rubber	18,487,206	17,903,999	2.12%
Transportation & Logistics	16,768,763	17,161,972	2.03%
Metals & Mining	16,708,750	16,464,001	1.95%
Containers, Packaging, & Glass	17,436,600	13,977,250	1.65%
Retail	13,303,536	13,217,256	1.56%
High Tech Industries	14,126,954	12,648,347	1.50%
Automotive	11,252,581	11,342,751	1.34%
Education	11,057,921	10,498,760	1.24%
Utilities: Oil & Gas	9,921,469	9,800,000	1.16%
Energy: Oil & Gas	7,314,230	7,355,074	0.87%
FIRE: Real Estate	15,642,093	5,866,397	0.69%
Media: Diversified & Production	5,517,409	5,534,710	0.66%
Finance	1,568,900	4,082,579	0.48%
Hotel, Gaming, & Leisure	—	799,899	0.09%
Total	$875,823,177	$844,733,638	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2021:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$167,253,835	$177,242,299	22.93%
Healthcare & Pharmaceuticals	104,933,428	99,584,343	12.89%
Aerospace & Defense	66,503,939	63,467,579	8.21%
Media: Advertising, Printing & Publishing	53,136,718	51,125,659	6.62%
Media: Broadcasting & Subscription	39,319,912	42,892,137	5.55%
Consumer Goods: Durable	36,216,806	36,537,445	4.73%
Beverage, Food, & Tobacco	34,089,805	33,791,047	4.37%
Consumer Goods: Non-Durable	30,597,444	29,447,632	3.81%
Construction & Building	27,333,360	27,282,504	3.53%
Environmental Industries	26,826,229	26,355,789	3.41%
Software	21,498,947	23,841,617	3.08%
Services: Consumer	40,034,415	22,682,119	2.93%
Transportation & Logistics	18,583,797	18,934,004	2.45%
Containers, Packaging, & Glass	17,557,212	17,710,907	2.29%
Metals & Mining	16,838,603	16,974,999	2.20%
FIRE: Real Estate	15,694,701	15,824,998	2.05%
Chemicals, Plastics, & Rubber	14,638,210	14,288,322	1.85%
Education	11,053,167	11,053,167	1.43%
Automotive	11,064,612	10,800,000	1.40%
Energy: Oil & Gas	11,098,912	10,461,417	1.35%
Utilities: Oil & Gas	9,901,900	9,800,000	1.27%
Capital Equipment	8,322,806	8,182,736	1.06%
Finance	2,507,199	4,108,356	0.53%
Hotel, Gaming, & Leisure	—	484,250	0.06%
	$785,005,957	$772,873,326	100.00%

At December 31, 2022, our average portfolio company investment at amortized cost and fair value was approximately $10.3 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $20.4 million and $21.1 million, respectively. At December 31, 2021, our average portfolio company investment at amortized cost and fair value was approximately $10.8 million and $10.6 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.3 million and $20.5 million, respectively.

At December 31, 2022, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR or SOFR, and 3% bore interest at fixed rates. At December 31, 2021, 96% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2022 and December 31, 2021 was approximately 11.1% and 8.0%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2022 and December 31, 2021 was approximately 10.4% and 7.5%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but, rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $48.0 million and $44.2 million, respectively, the majority of which was held in our SBIC subsidiaries.

Investment Activity

During the year ended December 31, 2022, we made $211.0 million of investments in 22 new portfolio companies and 28 existing portfolio companies. During the year ended December 31, 2022, we received an aggregate of $127.5 million in proceeds from repayments of our investments.

During the year ended December 31, 2021, we made $387.3 million of investments in 26 new portfolio companies and 37 existing portfolio companies. During the year ended December 31, 2021, we received $287.6 million in proceeds principally from prepayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of December 31, 2022			As of December 31, 2021
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$146.6	17%	17	$63.6	8%	12
2	553.2	66%	52	585.0	76%	48
3	120.7	14%	13	118.4	15%	10
4	18.3	2%	2	3.7	1%	1
5	5.9	1%	1	2.2	—%	2
Total	$844.7	100%	85	$772.9	100%	73

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2022, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 5.2% of our loan portfolio at cost and 2.3% at fair value. As of December 31, 2021, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 0.8% at fair value. As of December 31, 2022 and December 31, 2021, $4.8 million and $10.4 million of income from investments on non-accrual has not been accrued, respectively.

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

Comparison of the Years ended December 31, 2022, 2021, and 2020

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

The following shows the breakdown of investment income for the years ended December 31, 2022, 2021, and 2020 (in millions).

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest income(1)	$70.8	$60.7	$54.7
PIK interest	1.4	0.9	0.7
Miscellaneous fees(1)	2.9	2.1	1.3
Total	$75.1	$63.7	$56.7
(1)	For the years ended December 31, 2022, 2021, and 2020, we recognized $1.2, million, $2.8 million and $2.1 million of non-recurring income, respectively. Non-recurring income was related to early repayments, the recognition of previously reserved income from a prior period, and amendments to specific loan positions.

The increase in interest income from the year ended December 31, 2021 to the year ended December 31, 2022 was due primarily to growth in the overall investment portfolio and rising interest rates. The increase in interest income from the year ended December 31, 2020 to the year ended December 31, 2021 was due primarily to a growth within the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staff);
●	transfer agent, dividend agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the years ended December 31, 2022, 2021, and 2020 (in millions).

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating Expenses
Management fees	$14.8	$13.2	$11.1
Valuation fees	0.3	0.3	0.3
Administrative services expenses	1.8	1.8	1.8
Income incentive fees	3.8	3.0	2.5
Capital gains incentive (reversal) fee	(2.8)	2.9	(0.4)
Professional fees	1.1	1.1	1.0
Directors’ fees	0.3	0.3	0.4
Insurance expense	0.5	0.5	0.3
Interest expense and other fees	24.5	18.7	16.0
Income tax expense	1.2	1.1	0.8
Other general and administrative expenses	1.0	1.0	0.9
Total Operating Expenses	$46.5	$43.9	$34.7

The increase in operating expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures and 2026 Notes, as well as rising interest rates, (2) higher management fees due to a larger investment portfolio and (3) higher incentive fees due to portfolio performance. The increase in operating expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures and 2026 Notes, (2) higher management fees due to a larger investment portfolio and (3) higher incentive fees due to portfolio performance.

Net Investment Income

For the year ended December 31, 2022, net investment income was $28.6 million, or $1.46 per common share based on 19,552,931 weighted-average common shares outstanding. For the year ended December 31, 2021, net investment income was $19.8 million, or $1.01 per common share based on 19,489,750 weighted-average common shares outstanding. For the year ended December 31, 2020, net investment income was $22.0 million, or $1.13 per common share based on 19,471,500 weighted-average common shares outstanding.

Net investment income for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 as a result of growth in the overall investment portfolio and rising interest rates, offset by higher operating expenses as explained in the “Expenses” section above.

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

Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2022 totaled $127.5 million and net realized gains totaled $3.7 million. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2021 totaled $287.6 million and net realized losses totaled $23.7 million. Proceeds from the sales and repayments of investments and amortization of certain other investments for the year ended December 31, 2020 totaled $128.6 million and net realized losses totaled $(10.1) million. Net realized gains during the year ended December 31, 2022 resulted primarily by gains from the realization of our equity investments in certain portfolio companies, offset by dispositions of loans in our portfolio. Net realized gains during the year ended December 31, 2021 resulted primarily by gains from the realization of our equity investments in certain portfolio companies. Net realized losses during the year ended December 31, 2020 resulted primarily from the disposition of a loan in our portfolio, partially offset by gains from the realization of our equity investments in certain portfolio companies.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized (depreciation) appreciation on investments and cash equivalents for the year ended December 31, 2022, 2021, and 2020 totaled ($17.5) million, ($6.9) million, and $8.6 million, respectively.

The change in unrealized depreciation in 2022 was primarily due to write downs on specific investments. The change in unrealized depreciation in 2021 was primarily due to realizations on equity investments previously written up. The change in unrealized appreciation in 2020 was primarily due to portfolio company specific performance on several of our equity investments.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be treated as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”), and as a result, the income of the Taxable Subsidiaries is subject to U.S. federal income tax at corporate rates. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements.

For the year ended December 31, 2022, 2021 and 2020, we recognized a deferred tax (provision) benefit related to unrealized appreciation on certain equity investments for income tax at our Taxable Subsidiaries of approximately ($213.2) thousand, $510.9 thousand, and ($224.9) thousand, respectively.

For the year ended December 31, 2021, we recognized tax expense related gains realized on certain equity investments held at our taxable subsidiaries of $3.0 million. There was no such tax expense for the years ended December 31, 2022 and 2020. As of December 31, 2021, a tax liability related to the taxes on realized gains of $2.4 million was included on the Consolidated Statement of Assets and Liabilities. As of December 31, 2022 and 2020, no tax liability related to the taxes on realized gains were included on the Consolidated Statement of Assets and Liabilities. As of December 31, 2022 a deferred tax liability of $61.9 thousand, along with a deferred tax asset of $151.3 thousand as of December 31, 2021 was included in Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $14.5 million, or $0.74 per common share based on weighted-average shares of 19,552,931 outstanding for the year ended December 31, 2022, as compared to $33.6 million, or $1.72 per common share based on weighted-average shares of 19,489,750 outstanding for the year ended December 31, 2021, as compared to $20.2 million, or $1.04 per common share based on weighted-average shares of 19,471,500 outstanding for the year ended December 31, 2020.

The net decrease in net assets resulting from operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to unrealized losses, offset by realized gains. The net increase in net assets resulting from operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due primarily to a larger amount of realized gains, offset by unrealized depreciation.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $56.3 million for the year ended December 31, 2022, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2022 provided cash of $60.2 million primarily from proceeds from SBA-guaranteed debentures and net borrowings on our Credit Facility.

Our operating activities used net cash of $76.1 million for the year ended December 31, 2021, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2021 provided cash of $101.8 million primarily from proceeds from the 2026 Notes issuance, SBA-guaranteed debentures, and net borrowings on our Credit Facility.

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

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, 2026 Notes, SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities. Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2022 annual stockholders meeting, authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then current net asset value per share in one or more offerings. This authorization will expire on the earlier of June 23, 2023, the one-year anniversary of our 2022 annual stockholders meeting, or our 2023 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of December 31, 2022 and December 31, 2021, our asset coverage ratio was 192% and 203%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $48.0 million and $44.2 million, respectively.

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of December 31, 2022, we were in compliance with these covenants.

As of December 31, 2022 and December 31, 2021, the outstanding balance under the Credit Facility was $199.2 million and $177.3 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $4.0 million in connection with the current Credit Facility, which were capitalized and are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2022 and 2021, $1.5 million and $1.9 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability attributable to the Credit Facility.

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2022, 2021, and 2020 (dollars in millions):

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense	$9.2	$5.2	$6.1
Loan fee amortization	0.6	0.6	0.6
Total interest and financing expenses	$9.8	$5.8	$6.7
Weighted average interest rate	4.4%	2.8%	3.2%
Effective interest rate (including fee amortization)	4.8%	3.3%	3.7%
Average debt outstanding	$204.3	$176.9	$181.9
Cash paid for interest and unused fees	$9.0	$5.3	$6.3

SBA-guaranteed debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2022 and 2021, the SBIC I subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA.

As of both December 31, 2022 and 2021, the SBIC II subsidiary had $87.5 million in regulatory capital.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiaries held $470.7 million and $403.3 million in assets at December 31, 2022 and 2021, respectively, which accounted for approximately 52.4% and 49.1% of our total consolidated assets at December 31, 2022 and 2021, respectively.

SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA-guaranteed debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. As of December 31, 2022 and 2021, the SBIC subsidiaries had $313.6 million and $250.0 of the SBA-guaranteed debentures outstanding, respectively. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

As of December 31, 2022 and 2021, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair value of the SBA-guaranteed debentures is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2022 and 2021, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of December 31, 2022, we have incurred $10.9 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries have received their licenses, which were recorded as prepaid loan fees. As of

December 31, 2022 and 2021, $5.7 million and $5.4 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2022, 2021, and 2020 (dollars in millions):

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense	$8.2	$6.4	$5.4
Debenture fee amortization	1.2	1.1	0.7
Total interest and financing expenses	$9.4	$7.5	$6.1
Weighted average interest rate	2.8%	2.8%	3.3%
Effective interest rate (including fee amortization)	3.3%	3.3%	3.8%
Average debt outstanding	$288.2	$227.8	$161.6
Cash paid for interest	$7.4	$5.9	$5.3

Notes Offering

On August 21, 2017, the Company issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, the Company issued an additional $6.4 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, the Company caused notices to be issued to the holders of its 2022 Notes regarding the Company’s exercise of its option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between the Company and U.S. Bank National Association, as trustee. The Company redeemed all $48.9 million in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, the Company recognized a loss on debt extinguishment of $0.5 million due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statement of Operations for the year ended December 31, 2022.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2021 and 2020 (in millions):

	For the years ended
	December 31, 2021	December 31, 2020
Interest expense	$0.3	$2.8
Deferred financing costs	0.1	0.3
Total interest and financing expenses	$0.4	$3.1
Loss on extinguishment of debt(1)	0.5	—
Weighted average interest rate(2)	5.7%	5.7%
Effective interest rate (including fee amortization)(2)	6.4%	6.4%
Average debt outstanding(3)	$48.9	$48.9
Cash paid for interest	$0.5	$2.8
(1)	The loss on debt extinguishment is not included in interest expense or net investment income
(2)	Excludes the loss on debt extinguishment
(3)	For the year ended December 31, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021; the repayment date of the 2022 Notes

On January 14, 2021, the Company issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes is payable semi-annually beginning September 30, 2021.

The Company used the net proceeds from the 2026 Notes offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of December 31, 2022, the aggregate carrying amount of the 2026 Notes was approximately $100.0 million.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2021, the fair value of the 2022 Notes was $49.2 million. The 2026 Notes are institutional, non-traded notes. The 2026 Notes are carried at cost, which approximates fair value.

In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2.3 million of fees, which are being amortized over the term of the 2026 Notes. As of December 31, 2022 and December 31, 2021 $1.5 million and $1.9 million remains to be amortized, respectively. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 years ended December 31, 2020 and 2021 (in millions):

	For the years ended
	December 31, 2022	December 31, 2021
Interest expense	$4.9	$4.7
Deferred financing costs	0.4	0.4
Total interest and financing expenses	$5.3	$5.1
Weighted average interest rate	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%
Average debt outstanding	$100.0	$100.0(1)
Cash paid for interest	$4.9	$3.5

(1) Calculated for the period from January 14, 2021, the date of the 2026 Notes offering, through December 31, 2021.

Contractual Obligations

							2028 and
	Total	2023	2024	2025	2026	2027	thereafter

	(in millions)
Credit Facility payable	$199.2	$—	$33.2	$166.0	$—	$—	$—
Notes payable	100.0	—	—	—	100.0	—	—
SBA-guaranteed debentures	313.6	—	—	26.0	39.0	—	248.6
Total	$612.8	$—	$33.2	$192.0	$139.0	$—	$248.6

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2022, our only off-balance sheet arrangements consisted of $27.5 of unfunded commitments to provide debt financing to 52 existing portfolio companies and $0.3 in unfunded equity commitments to one existing portfolio company. As of December 31, 2021, our only off-balance sheet arrangements consisted of $30.7 million of unfunded commitments to provide debt financing to 32 existing portfolio companies and $0.3 in unfunded equity commitments to one existing portfolio company. As of December 31, 2022, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

Regulated Investment Company Status and Dividends

We have elected, qualified, and intend to continue to qualify annually to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as we maintain our qualification as a RIC, we will not be subject to U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders as dividends on a timely basis.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year to avoid a U.S. federal excise tax on our undistributed earnings of a RIC. As of December 31, 2022, we had $28.6 million of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2023.

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service (the “IRS”), a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in shares of our common stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash, except as described below.

If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in shares of our common stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our common stock in accordance with these U.S. Treasury regulations or private letter rulings. However, we continue to monitor the Company’s liquidity position and the overall economy and will continue to assess whether it would be in our and our stockholders’ best interest to take advantage of the IRS rulings.

Recent Accounting Pronouncements

See Note 1 to the financial statements for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 1 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments and Revenue Recognition.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both December 31, 2022 and 2021, our investment portfolio valued at fair value represented approximately 94% of our total assets. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note 1 to the Consolidated Financial Statements contained herein for a detailed discussion of our investment portfolio valuation process and procedures.

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

We believe our investment portfolio as of December 31, 2022 and 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Subsequent Events

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2022:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 5, 2023	GP ABX Holdings Partnership, L.P.*	Manufacturer of high barrier forming web films	$35,308	Equity
New Investment	January 23, 2023	Evriholder Acquisition, Inc.	Designer and supplier of impulse products and merchandising solutions to retailers.	$13,000,000	Senior Secured – First Lien
				$873,333	Equity
				$100,000	Revolver commitment
New Investment	January 31, 2023	Red's All Natural, LLC	Premium frozen food manufacturer	$10,916,882	Senior Secured – First Lien
				$710,600	Equity
*	Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of February 28, 2023 was $205.6 million.

SBA-guaranteed Debentures

The outstanding balance under SBA-guaranteed debentures as of February 28, 2023 was $313.6 million.

Dividend Declared

On January 11, 2023, the Company’s Board declared a regular monthly distribution for each of January, February and March 2023 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
1/11/2023	1/30/2023	1/31/2023	2/15/2023	$0.1333
1/11/2023	2/27/2023	2/28/2023	3/15/2023	$0.1333
1/11/2023	3/30/2023	3/31/2023	4/14/2023	$0.1333

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised rates several times, most recently in February 2023, bringing the target for the federal funds rate to 4.5% - 4.75%, the highest since October 2007.For the year ended December 31, 2022 and 2021, 97% and 96% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR and SOFR, which are indexed to 30-day or 90-day LIBOR and SOFR rates, subject to an interest rate floor. As of December 31, 2022 and 2021, the weighted average interest rate floor on our floating rate loans was 1.07% and 1.13%, respectively.

Assuming that the Statement of Assets and Liabilities as of December 31, 2022 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$15.3	$(4.0)	$11.3
Up 150 basis points	11.5	(3.0)	8.5
Up 100 basis points	7.7	(2.0)	5.7
Up 50 basis points	3.8	(1.0)	2.8
Down 50 basis points	(3.8)	1.0	(2.8)
Down 100 basis points	(7.7)	2.0	(5.7)
Down 150 basis points	(11.5)	3.0	(8.5)
Down 200 basis points	(15.3)	4.0	(11.3)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	At December 31, 2022, the three month LIBOR rate was 477 basis points and the three month SOFR rate was 460 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps LIBOR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2022 and 2021, we did not engage in interest rate hedging activities.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Stellus Capital Investment Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2022 and 2021, by correspondence with portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fair value of investments

As described further in Note 6 to the financial statements, the Company had investments in portfolio companies with a fair value of $844,733,638. Investment values are based on prices or valuation techniques that require inputs that are significant and unobservable. The determination of fair value also requires management judgement. As such, we identified fair value of investments as a critical audit matter.

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

Our audit procedures related to the fair value of investments included the following, among others.

●	Testing the design and operating effectiveness of relevant controls over management’s process relating to the fair value measurement of investments.
●	With the assistance of internal valuation specialists to evaluate and test management’s process to develop valuation estimates, we performed audit procedures to determine that the data, methods, and assumptions used to determine investment fair value was reasonable for a selection of investments. We also tested the mathematical accuracy of investment valuations for a selection of investments. Certain key inputs/assumption tested by us included one or more of the following:
●	Discount rate
●	Credit yields
●	Market multiples
●	Revenue and EBITDA multiples
●	Weighting between valuation techniques,
●	In testing the inputs/assumptions above, we considered available third-party market information, current economic conditions, and client specific source information.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas
February 28, 2023

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $875,823,177 and $785,005,957, respectively)	$844,733,638	$772,873,326
Cash and cash equivalents	48,043,329	44,174,856
Receivable for sales and repayments of investments	718,794	536,105
Interest receivable	3,984,409	2,944,599
Other receivables	34,245	54,752
Deferred tax asset	—	151,278
Deferred offering costs	1,100	14,888
Prepaid expenses	667,267	512,214
Total Assets	$898,182,782	$821,262,018
LIABILITIES
Notes payable	$98,549,692	$98,102,973
Credit Facility payable	197,685,281	175,451,116
SBA-guaranteed debentures	307,895,195	244,615,903
Dividends payable	—	1,171,059
Management fees payable	7,150,407	3,454,225
Income incentive fees payable	2,464,408	1,749,130
Capital gains incentive fees payable	569,528	3,388,151
Interest payable	4,640,841	3,693,662
Related party payable	1,060,321	—
Unearned revenue	320,675	529,726
Administrative services payable	356,919	386,368
Income tax payable	1,175,373	3,269,514
Deferred tax liability	61,936	—
Other accrued expenses and liabilities	475,593	338,958
Total Liabilities	$622,406,169	$536,150,785
Commitments and contingencies (Note 7)
Net Assets	$275,776,613	$285,111,233
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 19,666,769 and 19,517,595 issued and outstanding, respectively	$19,667	$19,518
Paid-in capital	275,114,720	274,559,121
Total distributable earnings	642,226	10,532,594
Net Assets	$275,776,613	$285,111,233
Total Liabilities and Net Assets	$898,182,782	$821,262,018
Net Asset Value Per Share	$14.02	$14.61

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
INVESTMENT INCOME
Interest income	$72,964,999	$61,536,686	$55,350,781
Other income	2,147,577	2,142,308	1,307,533
Total Investment Income	$75,112,576	$63,678,994	$56,658,314
OPERATING EXPENSES
Management fees	$14,848,174	$13,169,606	$11,084,450
Valuation fees	351,752	313,437	290,445
Administrative services expenses	1,810,576	1,798,966	1,781,603
Income incentive fees	3,782,151	3,043,470	2,527,813
Capital gains incentive (reversal) fee	(2,818,623)	2,867,131	(359,892)
Professional fees	1,103,693	1,082,917	950,716
Directors’ fees	329,000	315,000	394,816
Insurance expense	503,907	482,140	384,774
Interest expense and other fees	24,469,285	18,721,058	15,950,087
Income tax expense	1,161,668	1,102,374	771,134
Other general and administrative expenses	984,309	1,006,428	890,465
Total Operating Expenses	$46,525,892	$43,902,527	$34,666,411
Net Investment Income	$28,586,684	$19,776,467	$21,991,903
Net realized gain (loss) on non-controlled, non-affiliated investments	$3,660,595	$23,710,167	$(10,129,859)
Net realized loss on foreign currency translation	(6,091)	—	—
Loss on debt extinguishment	—	(539,250)	—
Net change in unrealized (depreciation) appreciation on non-controlled non-affiliated investments	(17,542,230)	(6,928,160)	8,555,274
Net change in unrealized appreciation on foreign currency translation	6,040	—	—
(Provision) benefit for taxes on net unrealized (appreciation) depreciation on investments	(213,214)	510,868	(224,877)
Provision for taxes on realized gain on investments	—	(2,957,220)	—
Net Increase in Net Assets Resulting from Operations	$14,491,784	33,572,872	20,192,441
Net Investment Income Per Share—basic and diluted	$1.46	$1.01	$1.13
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.74	$1.72	$1.04
Weighted Average Shares of Common Stock Outstanding—basic and diluted	19,552,931	19,489,750	19,471,500
Distributions Per Share—basic and diluted	$1.30	$1.14	$1.15

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss) earnings	Net Assets
Balances as of December 31, 2019	19,131,746	$19,132	$272,117,091	$(1,565,050)	$270,571,173
Net investment income	—	—	—	21,991,903	21,991,903
Net realized loss on non-controlled, non-affiliated investments	—	—	—	(10,129,859)	(10,129,859)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	—	—	—	8,555,274	8,555,274
Provision for taxes on unrealized appreciation on investments	—	—	—	(224,877)	(224,877)
Return of capital and other tax related adjustments	—	—	(1,090,064)	1,090,064	—
Distributions from net investment income	—	—	—	(22,402,959)	(22,402,959)
Issuance of common stock, net of offering costs(1)	354,257	354	4,999,640	—	4,999,994
Balances at December 31, 2020	19,486,003	$19,486	$276,026,667	$(2,685,504)	$273,360,649
Net investment income	—	—	—	19,776,467	19,776,467
Net realized gain on non-controlled, non-affiliated investments	—	—	—	23,710,167	23,710,167
Loss on debt extinguishment	—	—	—	(539,250)	(539,250)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(6,928,160)	(6,928,160)
Benefit for taxes on unrealized depreciation on investments				510,868	510,868
Provision for taxes on realized gain on investments	—	—	—	(2,957,220)	(2,957,220)
Return of capital and other tax related adjustments	—	—	(1,861,213)	1,861,213	—
Distributions from net investment income	—	—	—	(21,201,567)	(21,201,567)
Distributions from net realized capital gains	—	—	—	(1,014,420)	(1,014,420)
Issuance of common stock, net of offering costs(1)	31,592	32	393,667	—	393,699
Balances at December 31, 2021	19,517,595	$19,518	$274,559,121	$10,532,594	$285,111,233
Net investment income	—	—	—	28,586,684	28,586,684
Net realized gain on non-controlled, non-affiliated investments	—	—	—	3,660,595	3,660,595
Net realized loss on foreign currency translation	—	—	—	(6,091)	(6,091)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(17,542,230)	(17,542,230)
Net change in unrealized appreciation on foreign currency translations	—	—	—	6,040	6,040
Provision for taxes on unrealized appreciation on investments	—	—	—	(213,214)	(213,214)
Return of capital and other tax related adjustments	—	—	(1,040,884)	1,040,884	—
Distributions from net investment income	—	—	—	(21,633,343)	(21,633,343)
Distributions from net realized capital gains	—	—	—	(3,789,693)	(3,789,693)
Issuance of common stock, net of offering costs(1)	149,174	149	1,596,483	—	1,596,632
Balances at December 31, 2022	19,666,769	$19,667	$275,114,720	$642,226	$275,776,613
(1)	See Note 4 to the Consolidated Financial Statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$14,491,784	$33,572,872	$20,192,441
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(211,010,869)	(387,281,160)	(152,007,165)
Proceeds from sales and repayments of investments	127,548,194	287,639,512	128,627,422
Net change in unrealized depreciation (appreciation) on investments	17,542,230	6,928,160	(8,555,274)
Net change in unrealized appreciation foreign currency translations	(5,897)	—	—
Increase in investments due to PIK	(1,357,177)	(939,030)	(664,992)
Amortization of premium and accretion of discount, net	(2,519,462)	(2,412,991)	(2,098,788)
Deferred tax provision (benefit)	213,214	(510,868)	224,877
Amortization of loan structure fees	567,375	518,930	647,872
Amortization of deferred financing costs	446,719	444,153	333,316
Amortization of loan fees on SBA-guaranteed debentures	1,227,952	1,088,132	701,068
Net realized (gain) loss on investments	(3,660,595)	(23,703,499)	10,129,859
Loss on debt extinguishment	—	539,250	—
Changes in other assets and liabilities
(Increase) decrease in interest receivable	(1,039,810)	(755,151)	725,262
Decrease (increase) in other receivable	20,507	(29,257)	—
Increase in prepaid expenses	(155,053)	(25,026)	(118,967)
Increase in management fees payable	3,696,182	628,903	129,542
Increase (decrease) in income incentive fees payable	715,278	1,067,470	(936,849)
(Decrease) increase in capital gains incentive fees payable	(2,818,623)	2,867,130	(359,892)
Decrease in administrative services payable	(29,449)	(5,123)	(21,787)
Increase (decrease) in interest payable	947,179	1,549,577	(178,229)
Increase in related party payable	1,060,321	—	—
(Decrease) increase in unearned revenue	(209,051)	6,302	(36,344)
(Decrease) increase in income tax payable	(2,094,141)	2,544,749	(192,235)
Increase (decrease) in other accrued expenses and liabilities	136,635	164,227	(28,730)
Net Cash Used in Operating Activities	$(56,286,557)	$(76,102,738)	$(3,487,593)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$2,158,540	$449,515	$4,794,994
Sales load for common stock issued	(31,066)	(2,489)	(18,169)
Offering costs paid for common stock issued	(517,054)	(53,327)	(95,681)
Stockholder distributions paid	(26,594,095)	(21,044,928)	(24,341,646)
Repayment of Notes	—	(48,875,000)	—
Proceeds from issuance of Notes	—	100,000,000	—
Financing costs paid on Notes	—	(2,237,835)	—
Proceeds from SBA-guaranteed debentures	63,600,000	73,500,000	15,500,000
Financing costs paid on SBA-guaranteed debentures	(1,548,660)	(3,139,725)	(577,425)
Financing costs paid on Credit facility	(193,635)	(136,219)	(1,880,099)
Borrowings under Credit Facility	149,888,800	268,700,000	120,950,000
Repayments of Credit Facility	(126,607,800)	(265,360,000)	(108,500,000)
Partial share redemption	—	—	(94)
Net Cash Provided by Financing Activities	$60,155,030	$101,799,992	$5,831,880
Net Increase in Cash and Cash Equivalents	$3,868,473	$25,697,254	$2,344,287
Cash and Cash Equivalents Balance at Beginning of Period	44,174,856	18,477,602	16,133,315
Cash and Cash Equivalents Balance at End of Period	$48,043,329	$44,174,856	$18,477,602
Supplemental and Non-Cash Activities
Cash paid for interest expense	$21,280,060	$15,099,656	$14,441,061
Income and excise tax paid	3,255,809	1,445,000	940,000
Shares issued pursuant to Dividend Reinvestment Plan	—	—	228,943
(Decrease) increase in dividends payable	(1,171,059)	1,171,059	(2,167,630)
(Decrease) increase in deferred offering costs	(13,788)	(75,112)	90,000
Gain on conversion of equity investment	—	6,668	—

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(4)(5)
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.84%		5/7/2021	5/7/2026	Services: Business	$15,354,412	15,190,375	15,124,097	5.48%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.84%		5/7/2021	5/7/2026		$1,039,216	1,039,216	1,023,628	0.37%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	85,488	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	769,393	0.28%
Total												$17,009,003	$17,002,606	6.16%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.75%	1.00%	11.48%		6/4/2021	6/4/2026	Aerospace & Defense	$14,550,000	14,337,005	13,822,500	5.01%
Revolver	(11)	First Lien	3M LIBOR+	6.75%	1.00%	11.48%		6/4/2021	6/4/2026		100,000	100,000	95,000	0.03%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	48,571	0.02%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	35,552	0.01%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	293,847	0.11%
Total												$15,204,934	$14,295,470	5.18%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	11.88%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,150,000	16,908,205	13,977,250	5.07%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
Total												$17,436,600	$13,977,250	5.07%
AIP ATCO Buyer, LLC	(9)									Sterling Heights, MI
Term Loan	(11)	First Lien	6M SOFR+	6.50%	1.00%	11.31%		5/17/2022	5/17/2028	Automotive	$99,750	97,906	99,251	0.04%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.93%		5/17/2022	5/17/2028		50,000	50,000	49,750	0.02%
Total												$147,906	$149,001	0.06%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		3/5/2021	3/5/2026	Services: Business	$10,493,750	10,349,704	10,493,750	3.81%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/15/2022	3/5/2026		6,311,895	6,206,222	6,311,895	2.29%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	680,630	4,318,702	1.57%
Total												$17,236,556	$21,124,347	7.67%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	29,209	0.01%
Total												$375,000	$29,209	0.01%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,134,220	0.77%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	6,295,635	2.28%
Total												$-	$8,429,855	3.05%
ArborWorks Acquisition LLC	(9)									Oakhurst, CA
Term Loan	(11)	First Lien	3M LIBOR+	9.00%	1.00%	13.56%		11/23/2021	11/9/2026	Environmental Industries	$14,662,500	14,543,314	13,636,125	4.94%
Revolver	(11)	First Lien	3M LIBOR+	9.00%	1.00%	13.41%		11/23/2021	11/9/2026		2,307,692	2,307,692	2,146,154	0.78%
ArborWorks Holdings LLC Units		Equity						12/29/2021			115	115,385	-	0.00%
Total												$16,966,391	$15,782,279	5.72%
Archer Systems, LLC	(9)									Houston, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.92%		8/11/2022	8/11/2027	Services: Business	$1,000,000	981,305	985,000	0.36%
CF Arch Holdings LLC Class A Units		Equity						8/10/2022			100,000	100,000	106,221	0.04%
Total												$1,081,305	$1,091,221	0.40%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	10.48%		3/22/2022	3/22/2028	Capital Equipment	$12,000,000	11,784,686	11,940,000	4.33%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.48%		3/22/2022	3/22/2028		$100,000	99,050	99,500	0.04%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	686,447	0.25%
Total												$12,327,372	$12,725,947	4.62%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	10.75%		7/5/2022	7/5/2027	Capital Equipment	$13,863,087	13,602,312	13,655,141	4.95%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	590,291	0.21%
Total												$14,346,082	$14,245,432	5.16%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
BDS Solutions Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.71%		2/24/2022	2/7/2027	Retail	$13,388,469	13,273,471	13,187,642	4.78%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		2/24/2022	2/7/2027		30,065	30,065	29,614	0.01%
Total												$13,303,536	$13,217,256	4.79%
BLP Buyer, Inc.	(9)									Houston, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.49%		2/1/2022	2/1/2027	Capital Equipment	$6,178,740	6,074,029	6,024,272	2.18%
Revolver	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.67%		2/1/2022	2/1/2027		36,566	36,566	35,652	0.01%
BL Products Parent, L.P. Class A Units		Equity						2/1/2022			754,598	754,598	770,648	0.28%
Total												$6,865,193	$6,830,572	2.47%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	11.82%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,725,000	15,606,117	15,410,501	5.60%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	976,521	0.35%
Total												$16,522,132	$16,387,022	5.95%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.25%	1.00%	9.98%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,121,875	9,965,356	10,121,875	3.67%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	405,784	0.15%
Total												$10,215,356	$10,527,659	3.82%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		2/19/2021	2/19/2026	Services: Business	$13,263,750	13,083,737	12,998,475	4.71%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	268,194	0.10%
Total												$13,333,737	$13,266,669	4.81%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.76%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,180,959	13,961,673	13,684,625	4.96%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		9/1/2021	9/1/2026		3,062,093	3,037,434	2,954,920	1.07%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			22.09%	220,930	218,292	0.08%
Total												$17,220,037	$16,857,837	6.11%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		12/21/2020	12/21/2025	Services: Consumer	$11,248,696	11,103,143	10,967,479	3.98%
Revolver A	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		12/21/2020	12/21/2025		40,000	40,000	39,000	0.01%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	403,084	0.15%
Total												$11,664,882	$11,409,567	4.14%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.23%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,987,500	4,888,742	4,888,742	1.77%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	285,714	0.10%
Total												$5,174,456	$5,174,456	1.87%
Credit Connection, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		7/30/2021	7/30/2026	Software	$9,875,000	9,726,674	9,776,250	3.54%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		3/31/2022	7/30/2026		7,443,750	7,317,403	7,369,313	2.67%
Series A Units		Equity						7/30/2021			804,384	804,384	961,718	0.35%
Total												$17,848,461	$18,107,281	6.56%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		7/29/2022	7/29/2027	Services: Business	$13,027,351	12,784,145	12,701,667	4.61%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		7/29/2022	7/29/2027		70,000	70,000	68,250	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	590,535	0.21%
Total												$13,594,144	$13,360,452	4.84%
Data Centrum Communications, Inc.										Montvale, NJ
Term Loan B	(11)	First Lien	3M SOFR+	8.50%	1.00%	13.29%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,760,360	15,661,301	15,445,154	5.61%
Health Monitor Holdings, LLC Series A Preferred Units		Equity						5/15/2019			1,000,000	1,000,000	458,500	0.17%
Total												$16,661,301	$15,903,654	5.78%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Douglas Products Group, LP										Liberty, MO
Partnership Interests	(6)	Equity						12/27/2018		Chemicals, Plastics, & Rubber	322	-	695,072	0.25%
Total												$-	$695,072	0.25%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(4)(11)	Second Lien	1M LIBOR+	8.50%	1.00%	12.88%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,921,469	9,800,000	3.55%
Total												$9,921,469	$9,800,000	3.55%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,190,990	9,142,111	8,961,215	3.25%
Total												$9,142,111	$8,961,215	3.25%
DTE Enterprises, LLC	(9)									Roselle, IL
Term Loan	(11)	First Lien	3M LIBOR+	7.50%	1.50%	12.24%		4/13/2018	4/13/2023	Energy: Oil & Gas	$6,134,219	6,124,342	6,134,219	2.22%
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018			776,316	466,204	706,459	0.26%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	514,396	0.19%
Total												$7,314,230	$7,355,074	2.67%
EH Real Estate Services, LLC										Skokie, IL
Term Loan (SBIC)	(4)	First Lien		10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,874,359	7,750,451	5,866,397	2.13%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$15,642,093	$5,866,397	2.13%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.38%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$10,010,654	9,920,657	8,959,535	3.25%
Revolver	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.38%	2.00%	1/31/2020	1/31/2025		1,382,146	1,382,146	1,237,021	0.45%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			900,000	900,000	146,541	0.05%
Total												$12,202,803	$10,343,097	3.75%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	232,320	0.08%
Class B Common Units		Equity						12/30/2014			3,017	-	567,579	0.21%
Total												$-	$799,899	0.29%
Exacta Land Surveyors, LLC	(9)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.50%	10.48%		2/8/2019	2/8/2024	Services: Business	$16,374,375	16,286,433	16,128,760	5.86%
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		7/15/2022	2/8/2024		$995,000	980,742	980,075	0.36%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	969,726	0.35%
Total												$18,389,425	$18,078,561	6.57%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		3/16/2022	3/16/2027	Software	$8,992,885	8,875,308	8,857,992	3.21%
Revolver	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		3/16/2022	3/16/2027		20,000	20,000	19,700	0.01%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	341,050	0.12%
Total												$9,272,843	$9,218,742	3.34%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,950,000	9,768,170	9,751,000	3.54%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	365,198	0.13%
Total												$10,130,604	$10,116,198	3.67%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)(14)	Second Lien	3M LIBOR+	9.00%	1.50%	-%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,462,793	4,140,000	1.50%
Total												$4,462,793	$4,140,000	1.50%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,523,234	12,472,183	12,398,002	4.50%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		10/18/2019	10/2/2024		2,539,470	2,539,470	2,514,075	0.91%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	1,455,955	0.53%
Total												$16,978,786	$16,368,032	5.94%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Heartland Business Systems, LLC	(9)									Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.79%		8/26/2022	8/26/2027	Services: Business	$9,975,000	9,785,984	9,825,375	3.56%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.91%		8/26/2022	8/26/2027		25,000	24,753	24,625	0.01%
AMCO HBS Holdings, LP Class A Units		Equity						8/26/2022			2,861	286,065	444,511	0.16%
Total												$10,096,802	$10,294,511	3.73%
Heat Makes Sense Shared Services, LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.50%	0.75%	9.63%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$99,750	97,814	98,254	0.04%
Revolver	(11)	First Lien	6M SOFR+	5.50%	0.75%	10.37%		7/1/2022	7/1/2028		20,000	20,000	19,700	0.01%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	77,778	88,684	0.03%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	25,338	0.01%
Total												$217,814	$231,976	0.09%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026	Services: Business	$13,302,236	13,081,774	12,903,169	4.68%
Revolver	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026		16,000	16,000	15,520	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026		323,108	320,082	313,415	0.11%
HV Acquisition VI, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	1,374,844	0.50%
Total												$15,049,447	$14,606,948	5.30%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units	(6)	Equity						1/31/2018		Services: Business	750,000	-	3,238,328	1.17%
Total												$-	$3,238,328	1.17%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units		Equity						1/1/2018		Finance	9,962	464,619	1,033,332	0.37%
Total												$464,619	$1,033,332	0.37%
Infolinks Media Buyco, LLC	(9)									Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,439,750	8,304,246	8,439,750	3.06%
Tower Arch Infolinks Media, LP LP Interests	(6)(17)	Equity						10/28/2021			447,183	429,507	796,939	0.29%
Total												$8,733,753	$9,236,689	3.35%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	9.09%		2/15/2022	2/15/2027	High Tech Industries	£9,950,000	$13,260,842	$11,801,635	4.28%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.19%		2/15/2022	2/15/2027		$83,125	82,356	81,463	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	765,249	0.28%
Total												$14,126,954	$12,648,347	4.59%
Integrated Oncology Network, LLC	(9)									Newport Beach, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.71%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,832,478	15,724,809	15,357,505	5.58%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.71%		11/1/2021	6/24/2025		1,095,930	1,083,042	1,063,052	0.39%
Total												$16,807,851	$16,420,557	5.97%
International Designs Holdings LLC										Farmingville, NY
Common Units		Equity						4/1/2022		Construction & Building	200,000	200,000	195,412	0.07%
Total												$200,000	$195,412	0.07%
Interstate Waste Services, Inc.										Amsterdam, OH
Common Stock		Equity						1/15/2020		Environmental Industries	21,925	946,125	615,657	0.22%
Total												$946,125	$615,657	0.22%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,835,000	5,769,877	5,835,000	2.12%
Term Loan	(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		10/18/2019	10/18/2027		8,206,709	8,115,519	8,206,709	2.98%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		8/31/2021	10/18/2027		3,073,431	3,035,678	3,073,431	1.11%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	191,375	0.07%
Total												$16,921,074	$17,306,515	6.28%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,381,042	5,294,704	5,219,611	1.89%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025		4,967,116	4,916,760	4,818,103	1.75%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		6/1/2021	8/28/2025		1,104,255	1,089,478	1,071,127	0.39%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025		319,149	319,149	309,575	0.11%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	733,149	0.27%
Total												$12,919,782	$12,151,565	4.41%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(4)	First Lien		12.00%		7.00%	5.00%	12/22/2017	3/31/2024	Consumer Goods: Non-Durable	$12,764,441	12,764,441	11,168,886	4.05%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	149,640	0.05%
Total												$13,897,017	$11,318,526	4.10%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	First Lien	1M SOFR+	5.50%	-%	9.92%		12/28/2018	11/15/2024	Metals & Mining	$16,800,000	16,708,750	16,464,001	5.98%
Total												$16,708,750	$16,464,001	5.98%
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(4)(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.36%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,624,052	9,701,250	3.52%
Term Loan	(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.36%		12/24/2020	12/24/2025		1,500,000	1,480,623	1,492,500	0.54%
Total												$11,104,675	$11,193,750	4.06%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)	First Lien	3M LIBOR+	6.00%	1.00%	10.72%		4/3/2020	6/30/2023	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.57%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	4,000,000	1.45%
Total												$5,580,768	$5,580,768	2.02%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,568,289	7,446,619	7,416,923	2.69%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		11/9/2021	11/9/2026		33,333	33,333	32,666	0.01%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	302,593	0.11%
Total												$7,854,952	$7,752,182	2.81%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	11.54%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,587,067	13,340,843	13,179,455	4.78%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	398,677	298,376	0.11%
Total												$13,739,520	$13,477,831	4.89%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.73%		9/2/2022	9/2/2027	Consumer Goods: Durable	$99,750	98,331	98,254	0.04%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.73%		9/2/2022	9/2/2027		86,667	86,667	85,367	0.03%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	91,659	0.03%
Total												$284,998	$275,280	0.10%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	11.58%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,529,217	4,393,340	4,393,340	1.59%
Total												$4,393,340	$4,393,340	1.59%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.25%	1.00%	10.67%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$9,962,730	9,873,093	9,863,103	3.58%
Total												$9,873,093	$9,863,103	3.58%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,219,667	15,984,825	15,651,980	5.69%
Revolver	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		5/19/2021	5/19/2026		37,500	37,500	36,188	0.01%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	700,989	0.25%
Total												$16,955,658	$16,389,157	5.95%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Monitorus Holding, LLC	(7)(9)									London, UK
Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	11.73%		5/24/2022	5/24/2027	Media: Diversified & Production	$100,000	99,095	99,000	0.04%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	11.73%		5/24/2022	5/24/2027		€100,000	100,931	106,132	0.04%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Total												$300,430	$317,731	0.08%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.33%		8/30/2019	8/30/2024	Services: Business	$8,552,022	8,487,053	8,423,742	3.05%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.33%		8/30/2019	8/30/2024		5,392,937	5,351,968	5,312,043	1.93%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	314,486	0.11%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	314,486	0.11%
Total												$14,279,779	$14,364,757	5.20%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.33%		10/12/2022	10/12/2027	Media: Diversified & Production	$5,000,000	4,903,726	4,903,726	1.78%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	313,253	0.11%
Total												$5,216,979	$5,216,979	1.89%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M LIBOR+	8.50%	1.00%	13.23%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,536,527	7,386,550	2.68%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	536,120	0.19%
Total												$8,331,529	$7,922,670	2.87%
NuMet Machining Techniques, LLC	(7)									Birmingham, United Kingdom
Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,524,972	8,745,750	3.17%
Bromford Industries Limited Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026		7,800,000	7,704,685	5,382,000	1.95%
Total												$20,229,657	$14,127,750	5.12%
NuSource Financial, LLC										Eden Prairie, MN
Term Loan (SBIC II)	(5)(11)	First Lien	1M LIBOR+	9.00%	1.00%	13.12%		1/29/2021	1/29/2026	Services: Business	$11,562,548	11,403,406	11,215,672	4.07%
NuSource Financial Acquisition, Inc. (SBIC II)	(5)	Unsecured		13.75%		2.00%	11.75%	1/29/2021	7/29/2026		5,638,571	5,568,680	4,736,400	1.72%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$16,972,086	$15,952,072	5.79%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$9,848,290	9,781,484	9,700,566	3.52%
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		10/28/2021	11/15/2025		4,180,294	4,133,615	4,117,590	1.49%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	1,582,534	0.57%
Total												$14,887,902	$15,400,690	5.58%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	11.58%		11/16/2022	11/16/2027	Services: Business	$12,893,258	12,638,571	12,638,571	4.58%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	606,742	0.22%
Total												$13,245,313	$13,245,313	4.80%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	1,686,647	0.61%
Total												$119,281	$1,686,647	0.61%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024	Transportation & Logistics	$14,064,493	13,964,812	13,923,848	5.05%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024		1,844,524	1,831,451	1,826,079	0.66%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024		972,500	972,500	962,775	0.35%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			461,216	-	449,270	0.16%
Total												$16,768,763	$17,161,972	6.22%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.50%	10.98%		8/31/2022	8/31/2027	Consumer Goods: Durable	$9,975,000	9,785,984	9,775,500	3.54%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.93%		8/31/2022	8/31/2027		33,333	33,333	32,666	0.01%
Total												$9,819,317	$9,808,166	3.55%
Peltram Plumbing Holdings, LLC	(9)									Auburn, WA
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/30/2021	12/30/2026	Construction & Building	$16,579,758	16,304,977	15,999,467	5.81%
Peltram Group Holdings LLC Class A Units		Equity						12/30/2021			508,516	508,516	311,668	0.11%
Total												$16,813,493	$16,311,135	5.92%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M LIBOR+	5.25%	1.00%	9.64%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,278,846	14,221,712	14,278,846	5.18%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,773,121	1.01%
Total												$14,221,712	$17,051,967	6.19%
Protect America, Inc.										Austin, TX
Term Loan	(11)(13)	Second Lien	3M LIBOR+	7.75%	1.00%	-%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,749	-	0.00%
Total												$17,979,749	$-	0.00%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025	Construction & Building	$10,001,068	9,884,999	9,851,052	3.57%
Delayed Draw Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025		50,000	49,643	49,250	0.02%
Total												$9,934,642	$9,900,302	3.59%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		1/7/2020	1/7/2025	Services: Business	$12,481,823	12,366,809	12,169,777	4.41%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	390,822	0.14%
Total												$13,032,539	$12,560,599	4.55%
Service Minds Company, LLC	(9)									Bradenton, FL
Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	9.29%		2/7/2022	2/7/2028	Services: Consumer	$5,357,887	5,264,150	5,223,940	1.89%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.44%		2/7/2022	2/7/2028		30,000	30,000	29,250	0.01%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	9.29%		2/7/2022	2/7/2028		32,081	31,791	31,279	0.01%
Total												$5,325,941	$5,284,469	1.91%
SIB Holdings, LLC	(9)									Charleston, SC
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026	Services: Business	$12,789,331	12,584,996	12,405,651	4.50%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		6/15/2022	10/29/2026		859,747	842,658	833,955	0.30%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		7/20/2022	10/29/2026		2,292,657	2,250,559	2,223,877	0.81%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026		2,865,822	2,840,406	2,779,847	1.01%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026		70,754	70,754	68,631	0.02%
SIB Holdings, LLC Units		Equity						10/29/2021			238,095	500,000	342,821	0.12%
Total												$19,089,373	$18,654,782	6.76%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	500,000	500,000	759,769	0.28%
Total												$500,000	$759,769	0.28%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.14%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$99,245	97,936	95,771	0.03%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.14%		4/1/2022	12/31/2026		17,391	17,391	16,782	0.01%
Total												$115,327	$112,553	0.04%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Trade Education Acquisition, L.L.C.	(9)									Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	10.63%		12/28/2021	12/28/2027	Education	$10,496,533	10,315,261	9,919,224	3.60%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	10.52%		12/28/2021	12/28/2027		80,000	80,000	75,600	0.03%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	503,936	0.18%
Total												$11,057,921	$10,498,760	3.81%
TradePending, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		3/2/2021	3/2/2026	Software	$9,725,758	9,592,801	9,531,243	3.46%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			829,167	868,750	1,117,989	0.41%
Total												$10,461,551	$10,649,232	3.87%
Unicat Catalyst Holdings, LLC	(9)									Alvin, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,218,750	7,116,275	6,821,719	2.47%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	129,248	0.05%
Total												$7,866,275	$6,950,967	2.52%
U.S. Auto Sales, Inc. et al	(7)									Lawrenceville, GA
USASF Blocker II LLC Units		Equity						6/8/2015		Finance	441	441,000	-	0.00%
USASF Blocker III LLC 2018 Series Units		Equity						2/13/2018			50	50,000	53,040	0.02%
USASF Blocker III LLC 2019 Series Units		Equity						12/27/2019			75	75,000	79,560	0.03%
USASF Blocker IV LLC Units		Equity						5/27/2020			110	110,000	330,000	0.12%
USASF Blocker IV LLC 2022 Series Units		Equity						7/28/2022			100	100,000	300,000	0.11%
USASF Blocker V LLC Units		Equity						12/20/2022			200	200,000	600,000	0.22%
USASF Blocker LLC Units		Equity						6/8/2015			9,000	9,000	-	0.00%
Total												$985,000	$1,362,600	0.50%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,866,798	15,603,833	15,866,799	5.76%
Cathay Hypnos LLC Units	(6)	Equity						12/22/2021			1,372,932	1,316,740	2,702,795	0.98%
Total												$16,920,573	$18,569,594	6.74%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026	Services: Business	$12,872,663	12,719,565	12,615,210	4.57%
Term Loan B	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		146,465	144,723	143,536	0.05%
Revolver	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		2,231,119	2,231,119	2,186,497	0.79%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		4,388,645	4,358,279	4,300,872	1.56%
Venbrook Holdings, LLC Term Loan	(16)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		89,284	89,284	87,498	0.03%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	121,938	0.04%
Total												$20,362,232	$19,455,551	7.04%
Vortex Companies, LLC										Houston, TX
Term Loan (SBIC II)	(5)(11)	Second Lien	3M SOFR+	9.50%	1.00%	14.18%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,859,282	9,850,000	3.57%
Total												$9,859,282	$9,850,000	3.57%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	-	0.00%
Total												$500,000	$-	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,608,000	12,421,258	12,166,720	4.41%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		6/25/2021	6/25/2026		80,000	80,000	77,200	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		6/25/2021	6/25/2026		2,221,181	2,203,262	2,143,440	0.78%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	844,147	0.31%
Total												$15,757,998	$15,231,507	5.53%
Total Non-controlled, non-affiliated investments												$875,823,177	$844,733,638	306.31%
Net Investments												$875,823,177	$844,733,638	306.31%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(568,957,025)	(206.31)%
NET ASSETS													$275,776,613	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).
(4)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $19,716,893 of cash and $207,971,244 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(5)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $26,303,849 of cash and $224,768,652 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(6)	Security is income producing through dividends or distributions.
(7)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.8% of the Company’s total assets as of December 31, 2022.
(8)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)	At December 31, 2022, the Company had the following outstanding revolver and delayed draw term loan commitments for an aggregate USD equivalent of $27,824,917:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Ad.Net Acquisition, LLC	Revolver	$259,804	0.50%	May 7, 2026
AIP ATCO Buyer, LLC	Revolver	50,000	0.50%	May 17, 2028
Anne Lewis Strategies, LLC	Revolver	100,000	0.50%	March 5, 2026
ArborWorks Acquisition LLC (a)	Revolver	1,153,846	0.50%	November 9, 2026
Archer Systems, LLC	Revolver	100,000	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	100,000	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	69,935	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	63,434	0.50%	February 1, 2027
Camp Profiles LLC	Delayed Draw Term Loan	3,750,000	1.00%	September 3, 2026
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
CEATI International Inc.	Revolver	100,000	0.50%	February 19, 2026
CF512, Inc.	Delayed Draw Term Loan	220,930	0.50%	September 1, 2026
CF512, Inc.	Revolver	100,000	0.50%	September 1, 2026
CompleteCase, LLC	Revolver A	60,000	0.50%	December 21, 2025

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
COPILOT Provider Support Services, LLC	Revolver	100,000	0.50%	November 22, 2027
Credit Connection, LLC	Revolver	100,000	0.50%	July 30, 2026
Curion Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	July 29, 2027
Curion Holdings, LLC	Revolver	30,000	0.50%	July 29, 2027
DRS Holdings III, Inc.	Revolver	909,091	0.50%	November 1, 2025
DTE Enterprises, LLC	Revolver	750,000	0.50%	April 13, 2023
Exacta Land Surveyors, LLC	Revolver	1,500,000	0.50%	February 8, 2024
Exigo, LLC	Revolver	80,000	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	100,000	0.50%	March 16, 2027
Florachem Corporation	Revolver	100,000	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	100,000	0.50%	April 29, 2028
GS HVAM Intermediate, LLC	Revolver	112,045	0.50%	October 2, 2024
Heartland Business Systems, LLC	Delayed Draw Term Loan	75,000	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	80,000	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	84,000	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	2,555,354	1.00%	December 17, 2026
Infolinks Media Buyco, LLC	Delayed Draw Term Loan	2,475,000	0.50%	November 1, 2026
Inoapps Bidco, LLC	Revolver	100,000	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	16,667	0.50%	February 15, 2027
Integrated Oncology Network, LLC	Revolver	553,517	0.50%	June 24, 2025
Invincible Boat Company LLC	Revolver	744,681	0.50%	August 28, 2025
Ledge Lounger, Inc.	Revolver	66,667	0.50%	November 9, 2026

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	13,333	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	100,000	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	62,500	0.50%	May 19, 2026
Monitorus Holding, LLC	Revolver	€100,000	0.50%	May 24, 2027
Naumann/Hobbs Material Handling Corporation II, Inc.	Revolver – Working Capital	1,763,033	0.50%	August 30, 2024
NINJIO, LLC	Delayed Draw Term Loan	100,000	0.50%	October 12, 2027
NINJIO, LLC	Revolver	100,000	0.50%	October 12, 2027
Nutritional Medicinals, LLC	Revolver	2,000,000	0.50%	November 15, 2025
PCS Software, Inc.	Revolver	1,318,143	0.50%	July 1, 2024
Pearl Media Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Revolver	66,667	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	100,000	0.50%	December 30, 2026
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.75%	September 9, 2025
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	50,000	1.00%	September 9, 2025
Sales Benchmark Index, LLC	Revolver	1,331,461	0.50%	January 7, 2025
Service Minds Company, LLC	Revolver	70,000	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	67,677	1.00%	February 7, 2028
SIB Holdings, LLC	Revolver	29,246	0.50%	October 29, 2026
Tilley Distribution, Inc.	Revolver	82,609	0.50%	December 31, 2026
Trade Education Acquisition, L.L.C.	Revolver	20,000	0.50%	December 28, 2027
TradePending, LLC	Revolver	100,000	0.50%	March 2, 2026
Unicat Catalyst Holdings, LLC	Revolver	2,000,000	0.50%	April 27, 2026
U.S. Expediters, LLC	Revolver	100,000	0.50%	December 22, 2026
Xanitos, Inc.	Revolver	20,000	0.50%	June 25, 2026

(a)	The Company has full discretion to fund this revolver commitment.
(10)	This loan is a unitranche investment.
(11)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floors are not in effect.
(12)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floors are not in effect.
(13)	Investment has been on non-accrual since June 28, 2019.
(14)	Investment has been on non-accrual since December 31, 2020.
(15)	Investment has been on non-accrual since April 1, 2022.
(16)	This loan is convertible to common units at maturity or at the election of the issuer.
(17)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $302,817.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Abbreviation Legend
BSBY —  Bloomberg Short-Term Bank Yield Index

LIBOR —  London Interbank Offered Rate

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

SONIA - Sterling Overnight Index Average

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(2)(9)
Ad.Net Acquisition, LLC	(19)									Los Angeles, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		5/7/2021	5/7/2026	Services: Business	$15,510,294	15,303,443	15,277,640	5.36%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(9)	Equity						5/7/2021			7,794	77,941	81,692	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity						5/7/2021			7,015	701,471	735,229	0.26%
Total												$16,082,855	$16,094,561	5.65%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.75%	1.00%	7.75%		6/4/2021	6/4/2026	Aerospace & Defense	$14,850,000	14,581,135	14,478,750	5.08%
Revolver	(33)(35)	First Lien	3M L+	6.75%	1.00%	7.75%		6/4/2021	6/4/2026		$70,000	70,000	68,250	0.02%
Pluto Aggregator, LLC Class A Units		Equity						6/4/2021			77,626	288,691	250,169	0.09%
Pluto Aggregator, LLC Class B Units		Equity						6/4/2021			56,819	211,309	183,114	0.06%
Total												$15,151,135	$14,980,283	5.25%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(2)(35)	First Lien	1M L+	7.00%	1.00%	8.00%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,325,000	17,028,817	17,151,749	6.02%
GP ABX Holdings Partnership, L.P. Partner Interests	(4)	Equity						8/8/2018			644,737	528,395	559,158	0.20%
Total												$17,557,212	$17,710,907	6.22%
Anne Lewis Strategies, LLC	(20)									Washington, DC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.75%	1.00%	7.75%		3/5/2021	3/5/2026	Services: Business	$11,068,750	10,877,646	11,068,750	3.88%
SG AL Investment, LLC Common Units	(4)	Equity						3/5/2021			1,000	920,488	2,069,142	0.73%
Total												$11,798,134	$13,137,892	4.61%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	83,576	0.03%
Total												$375,000	$83,576	0.03%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	—	1,919,315	0.67%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	—	5,661,697	1.99%
Total												$—	$7,581,012	2.66%
ArborWorks Acquisition LLC										Oakhurst, CA
Term Loan	(35)	First Lien	3M L+	7.00%	1.00%	8.00%		11/23/2021	11/9/2026	Environmental Industries	$15,000,000	14,852,082	14,852,082	5.21%
Revolver	(31)(35)	First Lien	3M L+	7.00%	1.00%	8.00%		11/23/2021	11/9/2026		$1,084,615	1,084,615	1,073,920	0.38%
ArborWorks Holdings LLC Units		Equity						12/29/2021			115	115,385	115,385	0.04%
Total												$16,052,082	$16,041,387	5.63%
ASC Communications, LLC	(17)									Chicago, IL
Term Loan (SBIC)	(2)(35)	First Lien	1M L+	5.00%	1.00%	6.00%		6/29/2017	6/29/2023	Healthcare & Pharmaceuticals	$3,395,062	3,385,618	3,395,062	1.19%
Term Loan	(35)	First Lien	1M L+	5.00%	1.00%	6.00%		2/4/2019	6/29/2023		$5,771,605	5,744,381	5,771,605	2.02%
ASC Communications Holdings, LLC Class A Units (SBIC)	(2)(4)	Equity						6/29/2017			73,529	—	1,304,094	0.46%
Total												$9,129,999	$10,470,761	3.67%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(35)	First Lien	1M L+	7.00%	1.25%	8.25%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,901,190	15,715,924	15,344,649	5.38%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	320,352	0.11%
Total												$16,631,939	$15,665,001	5.49%
Camp Profiles LLC	(8)(16)									Boston, MA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,224,375	10,031,055	10,071,009	3.53%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	277,332	0.10%
Total												$10,281,055	$10,348,341	3.63%
CEATI International Inc.	(39)									Montreal, Canada
Term Loan	(5)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		2/19/2021	2/19/2026	Services: Business	$13,398,750	13,168,371	12,996,788	4.56%
CEATI Holdings, LP Class A Units	(5)	Equity						2/19/2021			250,000	250,000	268,536	0.09%
Total												$13,418,371	$13,265,324	4.65%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
CF512, Inc.	(49)									Blue Bell, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,324,564	14,053,719	13,966,450	4.90%
Delayed Draw Term Loan	(35)(50)	First Lien	3M L+	6.00%	1.00%	7.00%		9/1/2021	9/1/2026		3,093,023	3,062,540	3,015,698	1.06%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			22.09%	220,930	246,500	0.09%
Total												$17,337,189	$17,228,648	6.05%
Colford Capital Holdings, LLC										New York, NY
Class A Units	(5)	Equity						8/20/2015		Finance	38,893	195,036	22,408	0.01%
Total												$195,036	$22,408	0.01%
CompleteCase, LLC										Seattle, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		12/21/2020	12/21/2025	Services: Consumer	$11,363,478	11,174,252	11,079,391	3.89%
Revolver A	(21)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		12/21/2020	12/21/2025		50,000	50,000	48,750	0.02%
Revolver B	(35)	First Lien	3M L+	6.50%	1.00%	7.50%		11/18/2021	8/17/2022		2,000,000	2,000,000	1,950,000	0.68%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(9)	Equity						12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(9)	Equity						12/21/2020			522	521,734	375,747	0.13%
Total												$13,745,991	$13,453,892	4.72%
Credit Connection, LLC	(36)									Fresno, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	5.50%	1.00%	6.50%		7/30/2021	7/30/2026	Software	$9,975,000	9,789,605	9,775,500	3.43%
Series A Units		Equity						7/30/2021			750,000	750,000	842,326	0.30%
Total												$10,539,605	$10,617,826	3.73%
Data Centrum Communications, Inc.										Montvale, NJ
Term Loan B	(35)	First Lien	3M L+	9.00%	1.00%	10.00%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,882,235	15,717,629	14,532,245	5.10%
Health Monitor Holdings, LLC Series A Preferred Units		Equity						5/15/2019			1,000,000	1,000,000	215,580	0.08%
Total												$16,717,629	$14,747,825	5.18%
Douglas Products Group, LP										Liberty, MO
Partnership Interests		Equity						12/27/2018		Chemicals, Plastics, & Rubber	322	139,656	800,866	0.28%
Total												$139,656	$800,866	0.28%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(2)(35)	Second Lien	1M L+	8.50%	1.00%	9.50%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,901,900	9,800,000	3.44%
Total												$9,901,900	$9,800,000	3.44%
DRS Holdings III, Inc.	(10)									St. Louis, MO
Term Loan	(35)	First Lien	3M L+	5.75%	1.00%	6.75%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,800,000	9,732,277	9,800,000	3.44%
Total												$9,732,277	$9,800,000	3.44%
DTE Enterprises, LLC	(18)									Roselle, IL
Term Loan	(6)(35)	First Lien	1M L+	8.50%	1.50%	9.50%	0.50%	4/13/2018	4/13/2023	Energy: Oil & Gas	$9,368,725	9,310,842	9,087,663	3.19%
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018			776,316	466,204	—	0.00%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	605,420	0.21%
Total												$10,500,730	$9,693,083	3.40%
EC Defense Holdings, LLC										Reston, VA
Class B Units (SBIC)	(2)	Equity						7/31/2020		Services: Business	20,054	500,000	616,212	0.22%
Total												$500,000	$616,212	0.22%
EH Real Estate Services, LLC										Skokie, IL
Term Loan (SBIC)	(2)	First Lien		10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,954,099	7,803,059	7,834,788	2.75%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	7,990,210	2.80%
Total												$15,694,701	$15,824,998	5.55%
Elliott Aviation, LLC										Moline, IL
Term Loan	(6)(35)	First Lien	1M L+	8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$17,641,992	17,408,385	17,024,522	5.97%
Revolver	(6)(35)	First Lien	1M L+	8.00%	1.75%	7.75%	2.00%	1/31/2020	1/31/2025		1,354,425	1,354,425	1,307,020	0.46%
SP EA Holdings, LLC Class A Units		Equity						1/31/2020			900,000	900,000	233,145	0.08%
Total												$19,662,810	$18,564,687	6.51%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Energy Labs Holding Corp.										Houston, TX
Common Stock		Equity						9/29/2016		Energy: Oil & Gas	$598	598,182	768,334	0.27%
Total												$598,182	$768,334	0.27%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	$118	—	218,008	0.08%
Class B Common Units		Equity						12/30/2014			3,017	—	266,242	0.09%
Total												$—	$484,250	0.17%
Exacta Land Surveyors, LLC	(23)									Cleveland, OH
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	5.75%	1.50%	7.25%		2/8/2019	2/8/2024	Services: Business	$16,544,375	16,385,082	16,048,044	5.63%
SP ELS Holdings LLC, Class A Units		Equity						2/8/2019			1,069,143	1,069,143	452,649	0.16%
Total												$17,454,225	$16,500,693	5.79%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(35)(40)	Second Lien	3M L+	9.00%	1.50%	0.00%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,453,726	3,690,000	1.29%
Total												$4,453,726	$3,690,000	1.29%
Grupo HIMA San Pablo, Inc., et al	(25)									San Juan, PR
Term Loan B	(27)(35)(41)	First Lien	3M L+	7.00%	1.50%	0.00%		2/1/2013		Healthcare & Pharmaceuticals	$4,061,688	4,061,688	670,178	0.24%
Term Loan	(15)(27)	Second Lien		13.75%		0.00%		2/1/2013			4,109,524	4,109,524	0	0.00%
Term Loan	(38)(51)	First Lien		12.00%		0.00%		11/24/2021			147,344	147,344	147,344	0.05%
Term Loan	(35)(38)(51)	First Lien	3M L+	7.00%	1.50%	0.00%		11/24/2021			442,033	442,033	331,525	0.12%
Total												$8,760,589	$1,149,047	0.41%
GS HVAM Intermediate, LLC										Carlsbad, CA
Term Loan	(35)	First Lien	1M L+	5.75%	1.00%	6.75%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,765,248	12,687,507	12,765,248	4.48%
Revolver	(35)	First Lien	1M L+	5.75%	1.00%	6.75%		10/18/2019	10/2/2024		2,651,515	2,651,515	2,651,515	0.93%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			1,796	1,618,844	2,266,541	0.79%
Total												$16,957,866	$17,683,304	6.20%
HV Watterson Holdings, LLC	(37)									Schaumburg, IL
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/17/2021	12/17/2026	Services: Business	$13,436,603	13,167,870	13,167,870	4.62%
Revolver	(34)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/17/2021	12/17/2026		40,000	40,000	39,200	0.01%
HV Acquisition VI, LLC Class A Units		Equity						12/17/2021			1,084	1,084,126	1,084,126	0.38%
Total												$14,291,996	$14,291,196	5.01%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	$750,000	750,000	3,523,110	1.24%
Total												$750,000	$3,523,110	1.24%
ICD Holdings, LLC										San Francisco, CA
Class A Units	(4)(5)	Equity						1/1/2018		Finance	$9,962	464,619	834,320	0.29%
Total												$464,619	$834,320	0.29%
Infolinks Media Buyco, LLC	(43)									Ridgewood, NJ
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,525,000	8,359,127	8,359,127	2.93%
Tower Arch Infolinks Media, LP LP Interests	(60)	Equity						10/28/2021			441,718	441,718	441,718	0.15%
Total												$8,800,845	$8,800,845	3.08%
Integrated Oncology Network, LLC	(30)									Newport Beach, CA
Term Loan	(35)	First Lien	3M L+	5.50%	1.50%	7.00%		7/17/2019	6/24/2024	Healthcare & Pharmaceuticals	$15,993,848	15,819,044	15,993,848	5.61%
Term Loan	(35)	First Lien	3M L+	5.50%	1.50%	7.00%		11/1/2021	6/24/2024		1,107,034	1,084,893	1,107,034	0.39%
Total												$16,903,937	$17,100,882	6.00%
Interstate Waste Services, Inc.										Amsterdam, OH
Common Stock		Equity						1/15/2020		Environmental Industries	21,925	946,125	514,402	0.18%
Total												$946,125	$514,402	0.18%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	5.75%	1.00%	6.75%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,895,000	5,818,411	5,895,000	2.07%
Term Loan	(35)	First Lien	3M L+	5.75%	1.00%	6.75%		10/18/2019	10/18/2027		11,298,750	11,151,955	11,298,750	3.96%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	5.75%	1.00%	6.75%		8/31/2021	10/18/2027		3,104,554	3,060,021	3,104,554	1.09%
Legacy Parent, Inc. Class A Common Stock	(4)	Equity						10/30/2020			58	—	230,224	0.08%
Total												$20,030,387	$20,528,528	7.20%
Invincible Boat Company LLC	(28)									Opa Locka, FL
Term Loan	(35)	First Lien	3M L+	6.50%	1.50%	8.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,579,004	5,460,897	5,551,109	1.95%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.50%	1.50%	8.00%		8/28/2019	8/28/2025		5,149,850	5,080,887	5,124,101	1.80%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.50%	1.50%	8.00%		6/1/2021	8/28/2025		1,144,879	1,124,655	1,139,155	0.40%
Warbird Parent Holdco, LLC Class A Units	(4)	Equity						8/28/2019			1,362,575	1,299,691	1,405,979	0.49%
Total												$12,966,130	$13,220,344	4.64%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(2)(6)	First Lien		10.00%		7.00%	3.00%	12/22/2017	12/22/2022	Consumer Goods: Non-Durable	$12,500,354	12,443,581	11,937,838	4.19%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	316,397	0.11%
Total												$13,576,157	$12,254,235	4.30%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(12)	First Lien	3M L+	5.50%	0.00%	5.72%		12/28/2018	11/15/2024	Metals & Mining	$16,975,000	16,838,603	16,974,999	5.95%
Total												$16,838,603	$16,974,999	5.95%
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(2)(13)(22)	First Lien	3M L+	6.50%	1.00%	8.82%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,589,330	9,360,000	3.28%
Term Loan	(13)(22)	First Lien	3M L+	6.50%	1.00%	8.82%		12/24/2020	12/24/2025		1,500,000	1,475,282	1,440,000	0.51%
Total												$11,064,612	$10,800,000	3.79%
KidKraft, Inc.										Dallas, TX
Term Loan	(22)(29)	First Lien	3M L+	5.00%	1.00%	6.00%		4/3/2020	8/15/2022	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.55%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	4,000,000	1.40%
Total												$5,580,768	$5,580,768	1.95%
Ledge Lounger, Inc.										Katy, TX
Term Loan A (SBIC)	(2)(35)	First Lien	3M L+	6.25%	1.00%	7.25%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,644,737	7,495,964	7,495,964	2.63%
Revolver	(35)(52)	First Lien	3M L+	6.25%	1.00%	7.25%		11/9/2021	11/9/2026		66,667	66,667	65,369	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(2)	Equity						11/9/2021			375,000	375,000	375,000	0.13%
Total												$7,937,631	$7,936,333	2.78%
Madison Logic, Inc.	(53)									New York, NY
Term Loan (SBIC)	(2)(35)	First Lien	1M L+	5.75%	1.00%	6.75%		2/4/2021	11/22/2026	Media: Broadcastig & Subscription	$3,791,247	3,778,850	3,753,335	1.32%
Term Loan	(35)	First Lien	1M L+	5.75%	1.00%	6.75%		11/22/2021	11/22/2026		6,875,337	6,807,544	6,806,583	2.39%
Madison Logic Holdings, Inc. Common Stock (SBIC)	(2)(4)	Equity						11/30/2016			5,000	—	1,773,443	0.62%
Total												$10,586,394	$12,333,361	4.33%
Mobile Acquisition Holdings, LP										Santa Clara, CA
Class A2 Units		Equity						11/1/2016		Software	$750	455,385	2,863,270	1.00%
Total												$455,385	$2,863,270	1.00%
MOM Enterprises, LLC	(54)									Richmond, CA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.25%	1.00%	7.25%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,384,333	16,087,954	16,138,568	5.66%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	1,054,829	0.37%
Total												$17,021,287	$17,193,397	6.03%
Naumann/Hobbs Material Handling Corporation II, Inc.	(32)									Phoenix, AZ
Term Loan	(35)	First Lien	3M L+	6.25%	1.50%	7.75%		8/30/2019	8/30/2024	Services: Business	$8,744,721	8,642,580	8,700,997	3.05%
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.25%	1.50%	7.75%		8/30/2019	8/30/2024		5,514,453	5,450,043	5,486,881	1.92%
CGC NH, Inc. Common Stock		Equity						8/30/2019			123	440,758	780,155	0.27%
Total												$14,533,381	$14,968,033	5.24%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NS412, LLC										Dallas, TX
Term Loan	(35)	Second Lien	3M L+	8.50%	1.00%	9.50%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,513,674	7,462,700	2.62%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	686,742	0.24%
Total												$8,308,676	$8,149,442	2.86%
NuMet Machining Techniques, LLC										Birmingham, United Kingdom
Term Loan	(5)(35)	Second Lien	1M L+	9.00%	2.00%	11.00%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,491,009	11,851,125	4.16%
Bromford Industries Limited Term Loan	(5)(35)	Second Lien	1M L+	9.00%	2.00%	11.00%		11/5/2019	5/5/2026		7,800,000	7,683,112	7,293,000	2.56%
Bromford Holdings, L.P. Class A Membership Interests	(5)	Equity						11/5/2019			0.83%	866,629	—	0.00%
Bromford Holdings, L.P. Class D Membership Interests	(5)	Equity						3/18/2021			0.82%	280,078	393,106	0.14%
Total												$21,320,828	$19,537,231	6.86%
NuSource Financial, LLC										Eden Prairie, MN
Term Loan (SBIC II)	(9)(35)	First Lien	1M L+	9.00%	1.00%	10.00%		1/29/2021	1/29/2026	Services: Business	$11,081,250	10,892,077	10,804,219	3.79%
NuSource Financial Acquisition, Inc. (SBIC II)	(6)(9)	Unsecured		13.75%		4.00%	9.75%	1/29/2021	7/29/2026		5,113,983	5,030,143	4,883,854	1.71%
NuSource Holdings, Inc. Warrants (SBIC II)	(9)	Equity						1/29/2021			54,966	—	—	0.00%
Total												$15,922,220	$15,688,073	5.50%
Nutritional Medicinals, LLC	(24)									Centerville, OH
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$11,627,085	11,524,782	11,452,678	4.02%
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		10/28/2021	11/15/2025		4,975,866	4,903,854	4,901,228	1.72%
Functional Aggregator, LLC Units	(4)	Equity						11/15/2018			12,500	972,803	1,326,406	0.47%
Total												$17,401,439	$17,680,312	6.21%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	7.25%	1.00%	8.25%		3/15/2021	3/15/2026	Services: Business	$10,421,250	10,240,997	10,160,719	3.56%
Onpoint Parent Holdings, LLC Class A Units		Equity						3/15/2021			500,000	500,000	448,143	0.16%
Total												$10,740,997	$10,608,862	3.72%
PCP MT Aggregator Holdings, L.P.										Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	$750,000	—	1,779,415	0.62%
Total												$—	$1,779,415	0.62%
PCS Software, Inc.										Shenandoah, TX
Term Loan	(35)	First Lien	3M L+	5.75%	1.50%	7.25%		7/1/2019	7/1/2024	Transportation & Logistics	$14,210,240	14,051,962	14,210,240	4.98%
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	5.75%	1.50%	7.25%		7/1/2019	7/1/2024		1,863,638	1,842,880	1,863,638	0.65%
Delayed Draw Term Loan	(35)	First Lien	3M L+	5.75%	1.50%	7.25%		7/1/2019	7/1/2024		982,500	982,500	982,500	0.34%
Revolver	(35)	First Lien	3M L+	5.75%	1.50%	7.25%		7/1/2019	7/1/2024		1,318,143	1,318,143	1,318,143	0.46%
PCS Software Holdings, LLC Series A Preferred Units		Equity						7/1/2019			325,000	325,000	468,263	0.16%
PCS Software Holdings, LLC Series A-2 Preferred Units		Equity						11/12/2020			63,312	63,312	91,220	0.03%
Total												$18,583,797	$18,934,004	6.62%
Peltram Plumbing Holdings, LLC										Auburn, WA
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/30/2021	12/30/2026	Construction & Building	$16,747,230	16,412,285	16,412,285	5.76%
Revolver	(11)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/30/2021	12/30/2026		31,500	31,500	30,870	0.01%
Peltram Group Holdings LLC Class A Units		Equity						12/30/2021			508,516	508,516	508,516	0.18%
Total												$16,952,301	$16,951,671	5.95%
Premiere Digital Services, Inc.	(55)									Los Angeles, CA
Term Loan	(35)	First Lien	1M L+	5.75%	1.00%	6.75%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,423,077	14,352,950	14,350,962	5.03%
Premiere Digital Holdings, Inc., Common Stock	(4)	Equity						10/18/2018			5,000	0	1,228,760	0.43%
Total												$14,352,950	$15,579,722	5.46%
Protect America, Inc.										Austin, TX
Term Loan (SBIC)	(2)(26)(35)	Second Lien	3M L+	7.75%	1.00%	0.00%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,748	1,078,785	0.38%
Total												$17,979,748	$1,078,785	0.38%
Rogers Mechanical Contractors, LLC	(44)(45)									Atlanta, GA
Term Loan	(35)	First Lien	3M L+	6.50%	1.00%	7.50%		4/28/2021	9/9/2025	Construction & Building	$10,541,667	10,381,059	10,330,833	3.62%
Total												$10,381,059	$10,330,833	3.62%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Sales Benchmark Index, LLC	(7)									Dallas, TX
Term Loan	(35)	First Lien	3M L+	6.00%	1.75%	7.75%		1/7/2020	1/7/2025	Services: Business	$13,222,835	13,049,505	13,090,606	4.59%
SBI Holdings Investments, LLC Class A Units		Equity						1/7/2020			66,573	665,730	532,800	0.19%
Total												$13,715,235	$13,623,406	4.78%
SIB Holdings, LLC	(57)									Charleston, SC
Term Loan (SBIC)	(2)(35)	First Lien	1M L+	6.00%	1.00%	7.00%		10/29/2021	10/29/2026	Services: Business	$13,017,131	12,763,993	12,763,993	4.48%
Revolver	(35)(56)	First Lien	1M L+	6.00%	1.00%	7.00%		10/29/2021	10/29/2026		6,667	6,667	6,537	0.00%
SIB Holdings, LLC Units		Equity						10/29/2021			238,095	500,000	500,000	0.18%
Total												$13,270,660	$13,270,530	4.66%
Skopos Financial Group, LLC										Irving, TX
Series A Preferred Units	(5)	Equity						6/29/2018		Finance	1,120,684	1,162,544	338,616	0.12%
Total												$1,162,544	$338,616	0.12%
Spire Power Solutions, L.P.										Franklin, WI
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.25%	1.50%	7.75%		11/22/2019	8/12/2026	Capital Equipment	$4,887,500	4,832,386	4,740,875	1.66%
Term Loan (SBIC II)	(9)(35)	First Lien	6M L+	6.25%	1.50%	7.75%		8/12/2021	8/12/2026		3,548,310	3,490,420	3,441,861	1.21%
Total												$8,322,806	$8,182,736	2.87%
SQAD LLC										Tarrytown, NY
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		12/22/2017	12/22/2022	Media: Broadcasting & Subscription	$14,179,594	14,162,082	14,179,594	4.97%
SQAD Holdco, Inc. Series A Preferred Stock (SBIC)	(2)	Equity						10/31/2013			5,624	156,001	715,621	0.25%
SQAD Holdco, Inc. Common Stock (SBIC)	(2)	Equity						10/31/2013			5,800	62,485	83,839	0.03%
Total												$14,380,568	$14,979,054	5.25%
TAC LifePort Purchaser, LLC	(42)									Woodland, WA
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.00%	1.00%	7.00%		3/1/2021	3/2/2026	Aerospace & Defense	$10,042,067	9,869,166	9,791,015	3.43%
TAC LifePort Holdings, LLC Common Units		Equity						3/1/2021			500,000	500,000	594,363	0.21%
Total												$10,369,166	$10,385,378	3.64%
TFH Reliability, LLC										Houston, TX
Term Loan (SBIC)	(2)(35)	Second Lien	3M L+	10.75%	0.80%	11.55%		10/21/2016	9/30/2023	Chemicals, Plastics, & Rubber	$5,875,000	5,845,883	5,757,500	2.02%
TFH Reliability Group, LLC Class A-1 Units		Equity						6/29/2020			27,129	21,511	24,883	0.01%
TFH Reliability Group, LLC Class A Units		Equity						10/21/2016			250,000	231,521	85,123	0.03%
Total												$6,098,915	$5,867,506	2.06%
Trade Education Acquisition, L.L.C.	(58)									Austin, TX
Term Loan (SBIC)	(2)(35)	First Lien	1M L+	6.25%	1.00%	7.25%		12/28/2021	12/28/2027	Education	$10,602,558	10,390,507	10,390,507	3.64%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	662,660	0.23%
Total												$11,053,167	$11,053,167	3.87%
TradePending, LLC	(14)									Carrboro, NC
Term Loan (SBIC II)	(9)(35)	First Lien	3M L+	6.25%	1.00%	7.25%		3/2/2021	3/2/2026	Software	$9,925,000	9,753,957	9,676,875	3.39%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			750,000	750,000	683,646	0.24%
Total												$10,503,957	$10,360,521	3.63%
Unicat Catalyst Holdings, LLC	(46)									Alvin, TX
Term Loan	(35)	First Lien	3M L+	6.50%	1.00%	7.50%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,406,250	7,274,639	7,221,094	2.53%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	315,280	0.11%
Total												$8,024,639	$7,536,374	2.64%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
U.S. Expediters, LLC	(59)									Stafford, TX
Term Loan	(35)	First Lien	3M L+	6.00%	1.00%	7.00%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$16,027,068	15,706,527	15,706,527	5.51%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,372,932	1,372,932	1,372,932	0.48%
Total												$17,079,459	$17,079,459	5.99%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(2)(35)	First Lien	3M L+	6.50%	1.50%	8.00%		3/13/2020	3/13/2026	Services: Business	$12,952,771	12,758,396	12,952,771	4.54%
Term Loan B	(35)	First Lien	3M L+	6.50%	1.50%	8.00%		3/13/2020	3/13/2026		147,377	145,165	147,377	0.05%
Revolver	(35)	First Lien	3M L+	6.50%	1.50%	8.00%		3/13/2020	3/13/2026		2,222,222	2,222,222	2,222,222	0.78%
Delayed Draw Term Loan	(35)	First Lien	3M L+	6.50%	1.50%	8.00%		3/13/2020	3/13/2026		4,415,556	4,376,990	4,415,556	1.55%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	645,469	0.23%
Total												$20,322,035	$20,383,395	7.15%
Vortex Companies, LLC										Houston, TX
Term Loan (SBIC II)	(9)(35)	Second Lien	3M L+	9.50%	1.00%	10.50%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,828,022	9,800,000	3.44%
Total												$9,828,022	$9,800,000	3.44%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	$500,000	500,000	442,742	0.16%
Total												$500,000	$442,742	0.16%
Xanitos, Inc.	(47)									Newtown Square, PA
Term Loan (SBIC)	(2)(35)	First Lien	3M L+	6.50%	1.00%	7.50%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,736,000	12,502,437	12,481,280	4.38%
Delayed Draw Term Loan	(35)(48)	First Lien	3M L+	6.50%	1.00%	7.50%		6/25/2021	6/25/2026		$2,243,617	2,221,181	2,198,745	0.77%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			379,327	904,000	895,329	0.31%
Total												$15,627,618	$15,575,354	5.46%
Total Non-controlled, non-affiliated investments												$785,005,957	$772,873,326	271.08%
Net Investments												$785,005,957	$772,873,326	271.08%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(487,762,093)	(171.08)%
NET ASSETS													$285,111,233	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $14,750,888 of cash and $228,144,990 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (“the Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(3)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,250,000, with an interest rate of LIBOR plus 6.00% and a maturity of January 31, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(4)	Security is non-income producing.
(5)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 91% of the Company’s total assets as of December 31, 2021.
(6)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(7)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,331,461, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(8)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an interest rate of LIBOR plus 6.00% and a maturity of November 20, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
(9)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $2,653,295 of cash and $43,391,392 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(10)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $909,091, with an interest rate of LIBOR plus 5.75% and a maturity of November 1, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(11)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $746,948, with an interest rate of LIBOR plus 5.75% and a maturity of July 1, 2024. This investment is accruing an unused commitment fee of 0.50% per annum.
(12)	These loans have LIBOR floors which are lower than the applicable LIBOR rates; therefore, the floors are not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable LIBOR rates; therefore, the floors are not in effect.
(14)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,328,652, with an interest rate of LIBOR plus 6.00% and a maturity of January 7, 2025. This investment is accruing an unused commitment fee of 0.50% per annum.
(15)	Investment has been on non-accrual since October 31, 2017.
(16)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,000,000, with an interest rate of LIBOR plus 6.75% and a maturity of February 5, 2023. This investment is accruing an unused commitment fee of 0.50% per annum.
(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $666,667, with an interest rate of LIBOR plus 5.00% and a maturity of June 29, 2022. This investment is accruing an unused commitment fee of 0.50% per annum.
(18)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $750,000, with an interest rate of LIBOR plus 7.50% and a maturity of April 13, 2023. The Company has full discretion to fund the revolver commitment.
(19)	Excluded from the investment is an undrawn delayed draw term loan commitment in an amount not to exceed $3,111,111, with an interest rate of LIBOR plus 6.50% and a maturity of March 13, 2026. This investment is accruing an unused commitment fee of 0.50% per annum.
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

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

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

As of December 31, 2022, the Company had issued a total of 19,666,769 shares and raised $289,150,268 in gross proceeds since Inception, incurring $9,853,174 in offering expenses and sales load fees. Additionally, the Company has received $195,829 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $279,492,923. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

On November 29, 2018, the Company formed Stellus Capital SBIC II, LP (the “SBIC II subsidiary”, and together with the SBIC Subsidiary, the “SBIC subsidiaries”), a Delaware limited partnership. On August 14, 2019, the SBIC II subsidiary received a license from the SBA to operate as an SBIC under Section 301(c) of the SBIC Act. The SBIC II subsidiary and its general partner, Stellus Capital SBIC GP, LLC, are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

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

As of both December 31, 2022 and 2021, the SBIC subsidiary had $75,000,000 of regulatory capital. As of both December 31, 2022 and 2021, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding.

As of both December 31, 2022 and 2021, the SBIC II subsidiary had $87,500,000 of regulatory capital and $163,600,000 and $100,000,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 11).

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

On April 4, 2018, the Company’s Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2022, the Company’s asset coverage ratio was 192%.

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

Cash and Cash Equivalents

At December 31, 2022, cash balances totaling $1,963,950 exceeded Federal Deposit Insurance Corporation insurance protection levels of $250,000 by $1,713,950. In addition, at December 31, 2022, the Company held $46,079,109 in cash equivalents, which are carried at cost, which approximates fair value, and held foreign currency of $270 (acquisition cost of $143). All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

The COVID-19 pandemic is an unprecedented circumstance that could materially impact the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after December 31, 2022, by circumstances and events that are not yet known. The COVID-19 pandemic may impact the Company’s portfolio companies’ ability to pay their respective contractual obligations, including principal and interest due to the Company, and some portfolio companies could require interest or principal deferrals to fulfill short-term liquidity needs. The Company works with each of its portfolio companies, as necessary, to help them access short-term liquidity through potential interest deferrals, funding on unused lines of credit, and other sources of liquidity. During the year ended December 31, 2022, no interest deferrals have been made related to COVID-19 or otherwise.

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

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. During the year ended December 31, 2022, the Company incurred $530,843 of costs related to the preparation of its shelf registration statement, which were capitalized and treated as discussed above as part of the Company’s ATM Program (as defined in Note 4) throughout various at the market sales program offerings in 2022. As of December 31, 2022, $1,100 of costs related to the preparation of a registration statement were capitalized and will be treated as discussed above in the event an offering is consummated. During the year ended December 31, 2021, the Company incurred $14,888 of costs related to the preparation of a registration statement, which were capitalized until the related offering consummated during March 2022.

Investments

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our Board has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Section 2(a)(41)of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC's board. Under procedures established by our Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

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

A presentation of the interest income we have received from portfolio companies for the years ended December 31, 2022, 2021, and 2020 is as follows:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Loan interest	$68,026,701	$55,780,814	$51,067,006
PIK income	1,357,177	939,030	664,992
Fee amortization income(1)	2,782,309	2,785,964	2,389,223
Fee income acceleration(2)	798,812	2,030,878	1,229,560
Total Interest Income	$72,964,999	$61,536,686	$55,350,781
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability. As of December 31, 2022, we had three loans on non-accrual status, which represented approximately 5.2% of our loan portfolio at cost and 2.3% at fair value. As of December 31, 2021, we had three portfolio companies that were on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 0.8% at fair value. As of December 31, 2022 and 2021, $4,828,880 and $10,363,904 of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.

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

U.S. Federal Income Taxes

The Company has elected, has qualified, and intends to be qualified annually to be treated as a RIC under Subchapter M of the Code, and to operate in a manner to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2022, the Company had approximately $28,606,043 of undistributed taxable income that was carried forward toward distributions to be paid in 2023.

Current income tax expense for the years ended December 31, 2022, 2021, and 2020 of $1,161,668, $4,059,594, and $771,134, respectively, is related to federal and state income taxes and federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of December 31, 2022 and 2021, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the years ended December 31, 2022, 2021, and 2020, were de minimis.

The Taxable Subsidiaries are direct wholly owned subsidiaries of the Company that have elected to be treated as corporations for U.S. federal income tax purposes, and as a result, the income of Taxable Subsidiaries is subject to U.S. federal income tax at corporate rates. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies that are “pass through” entities for tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiaries are reflected in the Company’s consolidated financial statements.

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

For the years ended December 31, 2022, 2021, and 2020, the Company recorded deferred income tax (provision) benefit of ($213,214), $510,868 and ($224,877), respectively, related to the Taxable Subsidiaries. As of December 31, 2022 and 2021, the Company had a net deferred tax liability of $61,936 and tax asset of $151,278, respectively.

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

Distributable Earnings

The components that make up distributable earnings on the Statement of Assets and Liabilities as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Accumulated net realized gain from investments, net of cumulative dividends of $29,361,649 and $25,571,955, respectively	$2,675,719	$2,810,908
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of ($61,936) and deferred tax asset of $151,278, respectively	(29,736,797)	(11,981,353)
Net unrealized appreciation on foreign currency translations	6,040	—
Accumulated undistributed net investment income	27,697,264	19,703,039
Total distributable earnings	$642,226	$10,532,594

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in

March 2020 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. We believe the impact of the recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement the (“Investment Advisory Agreement”) with Stellus Capital pursuant to which Stellus Capital serves as its investment adviser. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital an annual base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an incentive fee.

For the years ended December 31, 2022, 2021, and 2020, the Company recorded an expense for base management fees of $14,848,174, $13,169,606, and $11,084,450, respectively. As of December 31, 2022 and December 31, 2021, $7,150,407 and $3,454,225, respectively, was payable to Stellus Capital.

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

For the years ended December 31, 2022, 2021, and 2020, the Company incurred $3,782,151, $3,043,470, and $2,527,813, respectively, of Investment Income Incentive Fees. As of December 31, 2022 and 2021, $2,464,408 and $1,749,130, respectively, of such incentive fees were payable to the Advisor, of which $2,083,928 and $1,459,942, respectively, were currently payable (as explained below). As of December 31, 2022 and December 31, 2021, $380,480 and $289,188, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation and depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2022, 2021, and 2020, the Company (reversed) incurred Capital Gains Incentive Fees of ($2,818,623), $2,867,131, and ($569,528), respectively. As of December 31, 2022 and December 31, 2021, $569,528 and $3,388,151, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Investment income incentive fees incurred	$3,782,151	$3,043,470	$2,527,813
Capital gains incentive fees (reversed) incurred	(2,818,623)	2,867,131	(359,892)
Incentive fees expense	$963,528	$5,910,601	$2,167,921

	December 31, 2022	December 31, 2021
Investment income incentive fee currently payable	$2,083,928	$1,459,942
Investment income incentive fee deferred	380,480	289,188
Capital gains incentive fee deferred	569,528	3,388,151
Incentive fee payable	$3,033,936	$5,137,281

Director Fees

For the years ended December 31, 2022, 2021, and 2020, the Company recorded an expense relating to director fees of $329,000, $315,000, and $394,816, respectively. As of December 31, 2022 and 2021, the Company owed its independent directors no unpaid director fees.

Co-Investments

On May 9, 2022, the Company received a new exemptive order (the “Order”) that superseded the prior co-investment exemptive relief orders and permits to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital, subject to the conditions included therein. Additionally, the Order provided added relief which allows the Company, subject to the satisfaction of certain conditions, to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company co-invests, subject to the conditions in the Order, with private credit funds managed by Stellus Capital that have an investment strategy that is similar or identical to the Company’s investment strategy, and the Company may co-invest with other BDCs and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital in the future. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the exemptive relief order. As of December 31, 2022, there was $326,122 due to other investment funds related to interest paid by a borrower to the Company as administrative agent, which is included in “Other accrued expenses and liabilities” on the Consolidated Statement of Assets and Liabilities. Additionally, as of December 31, 2022, there was $1,060,321 due to related parties related to interest paid by a borrower to the Company as administrative agent, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2021, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent.

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

Administration Agreement

The Company entered into the Administration Agreement with Stellus Capital pursuant to which Stellus Capital will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this Administration Agreement, Stellus Capital will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC.

For the years ended December 31, 2022, 2021, and 2020, the Company recorded expenses of $1,506,344, $1,515,630, and $1,549,627, respectively, related to the Administration Agreement and are included in administrative services expenses on our consolidated statement of operations. As of December 31, 2022 and December 31, 2021, $343,817 and $382,322, respectively, remained payable to Stellus Capital relating to the Administration Agreement and are included in administrative services payable on our consolidated statement of assets and liabilities.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution. The Company has declared distributions of $13.35 per share on its common stock from Inception through December 31, 2022.

The following table reflects the Company’s distributions declared and paid on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022
January 13, 2022	January 28, 2022	February 15, 2022	$0.0933
January 13, 2022	February 25, 2022	March 15, 2022	$0.0933
January 13, 2022	March 31, 2022	April 15, 2022	$0.0933
April 19, 2022	April 29, 2022	May 13, 2022	$0.1133
April 19, 2022	May 27, 2022	June 15, 2022	$0.1133
April 19, 2022	June 30, 2022	July 15, 2022	$0.1133
July 13, 2022	July 29, 2022	August 15, 2022	$0.1133
July 13, 2022	August 31, 2022	September 15, 2022	$0.1133
July 13, 2022	September 30, 2022	October 14, 2022	$0.1133
October 4, 2022	October 31, 2022	November 15, 2022	$0.1133
October 4, 2022	November 30, 2022	December 15, 2022	$0.1133
October 4, 2022	December 16, 2022	December 29, 2022	$0.1133
Total			$13.35

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during the years ended December 31, 2022 and December 31, 2021.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Total	19,666,769	$289,150,268	$7,452,727	$2,400,447	$195,829	$279,492,923
(1)	Net of partial share redemptions. Such share redemptions impacted gross proceeds by $94, $757, $(1,051), $(142), $(31) and $(29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the year ended December 31, 2020 and 2018, respectively; $0 for the years ended 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.
(3)	Net Proceeds per this equity table will differ from the Statement of Assets and Liabilities as of December 31, 2022, 2021, and 2020 in the amount of $4,358,536, $3,317,652 and $1,456,439, respectively, which represents a tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

The Company issued 149,174 shares during the year ended December 31, 2022 under the At-the-Market (“ATM”) Program, for gross proceeds of $2,070,935 and underwriting fees and other expenses of $474,304. The average per share offering price of shares issued in the ATM Program during 2022 was $13.88. Gross proceeds resulting from the ATM Program in 2021 and 2020 totaled $449,515 and $4,794,994 and underwriting fees and other expenses totaled $55,816 and $23,850, respectively. The average per share offering price of shares issued in the ATM Program during 2021 and 2020 was $14.23 and $14.42, respectively. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less then net asset value per share. For the year ended December 31, 2022, the Advisor reimbursed the Company $87,605, which resulted in net proceeds of $2,127,474, or $14.26 per share, excluding the impact of offering expenses.

The Company did not issue any shares of common stock through the DRIP for the years ended December 31, 2022 and 2021.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended December 31, 2022, 2021, and 2020.

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net increase in net assets resulting from operations	$14,491,784	$33,572,872	$20,192,441
Weighted average common shares	19,552,931	19,489,750	19,471,500
Net increase in net assets resulting from operations per share	$0.74	$1.72	$1.04

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

At December 31, 2022, the Company had investments in 85 portfolio companies. The total cost and fair value of the investments were $875,823,177 and $844,733,638, respectively. The composition of our investments as of December 31, 2022 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$750,527,999	$735,555,508
Senior Secured – Second Lien	69,989,477	45,304,300
Unsecured Debt	5,657,964	4,823,898
Equity	49,647,737	59,049,932
Total Investments	$875,823,177	$844,733,638
(1)	Includes unitranche investments, which account for 3.1% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2022 and December 31, 2021, the Company had 52 and 32 such investments with aggregate unfunded commitments of $27,824,917 and $30,982,734, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2022 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$735,555,508	$735,555,508
Senior Secured – Second Lien	—	—	45,304,300	45,304,300
Unsecured Debt	—	—	4,823,898	4,823,898
Equity	—	—	59,049,932	59,049,932
Total Investments	$—	$—	$844,733,638	$844,733,638

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2021 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$646,352,935	$646,352,935
Senior Secured – Second Lien	—	—	56,733,110	56,733,110
Unsecured Debt	—	—	4,883,854	4,883,854
Equity	—	—	64,903,427	64,903,427
Total Investments	$—	$—	$772,873,326	$772,873,326

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2022 were as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$646,352,935	$56,733,110	$4,883,854	$64,903,427	$772,873,326
Purchases of investments	196,925,873	4,900,000	83,511	9,101,485	211,010,869
Payment-in-kind interest	826,816	—	530,361	—	1,357,177
Sales and redemptions	(98,160,329)	(10,809,276)	—	(18,873,195)	(127,842,800)
Realized (losses) gains	(3,929,334)	(4,109,525)	—	11,811,371	3,772,512
Change in unrealized depreciation included in earnings(1)	(7,342,462)	(1,611,688)	(687,778)	(7,900,302)	(17,542,230)
Change in unrealized (depreciation) appreciation on foreign currency included in earnings	(1,421,824)	—	—	7,146	(1,414,678)
Amortization of premium and accretion of discount, net	2,303,833	201,679	13,950	—	2,519,462
Fair value at end of period	$735,555,508	$45,304,300	$4,823,898	$59,049,932	$844,733,638
(1)	Includes reversal of positions during the twelve months ended December 31, 2022.

There were no Level 3 transfers during the twelve months ended December 31, 2022.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2021 were as follows:

		Senior Secured	Senior Secured
		Loans-First	Loans-Second	Unsecured
		Lien	Lien	Debt	Equity	Total
Fair value at beginning of period		$508,673,064	$70,720,186	$21,191,245	$52,840,000	$653,424,495
Purchases of investments		354,637,555	965,250	11,705,915	22,105,811	389,414,531
Payment-in-kind interest		521,595	—	417,435	—	939,030
Sales and redemptions		(214,319,978)	(13,161,428)	(29,384,595)	(33,210,915)	(290,076,916)
Realized gains (losses)		1,475,577	(1,781,665)	—	23,993,443	23,687,355
Change in unrealized (depreciation) appreciation included in earnings	(1)	(6,821,212)	(157,390)	875,354	(824,912)	(6,928,160)
Amortization of premium and accretion of discount, net		2,186,334	148,157	78,500	—	2,412,991
Fair value at end of period		$646,352,935	$56,733,110	$4,883,854	$64,903,427	$772,873,326
(1)	Includes reversal of positions during the twelve months ended December 31, 2021.

There were no Level 3 transfers during the twelve months ended December 31, 2021.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Texas	$191,422,143	$171,165,597	20.26%
California	167,833,384	165,340,017	19.57%
Florida	60,593,839	59,421,775	7.03%
Illinois	64,421,998	53,218,615	6.30%
Arizona	43,129,283	44,277,625	5.24%
Pennsylvania	42,899,504	41,889,344	4.96%
Ohio	34,223,452	37,333,236	4.42%
Washington	28,978,375	28,480,471	3.37%
New Jersey	25,395,054	25,140,343	2.98%
Wisconsin	27,533,402	24,271,761	2.87%
District of Columbia	17,236,556	21,124,347	2.50%
Georgia	10,919,642	19,692,757	2.33%
South Carolina	19,089,373	18,654,782	2.21%
Maryland	16,824,077	16,576,554	1.96%
Minnesota	16,972,086	15,952,072	1.89%
United Kingdom	20,530,087	14,445,481	1.71%
Colorado	15,204,934	14,295,470	1.69%
Indiana	14,346,082	14,245,432	1.69%
Canada	13,333,737	13,266,669	1.57%
North Carolina	10,461,551	10,649,232	1.26%
Massachusetts	10,215,356	10,527,659	1.25%
Idaho	9,873,093	9,863,103	1.17%
Missouri	9,142,111	9,656,287	1.14%
New York	5,096,152	5,096,008	0.61%
Michigan	147,906	149,001	0.02%
	$875,823,177	$844,733,638	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2021:

			% of Total
			Investments
	Cost	Fair Value	at fair value
California	$153,793,390	$157,446,299	20.37%
Texas	161,550,893	142,657,160	18.46%
Illinois	69,780,236	71,066,882	9.20%
Pennsylvania	42,866,707	42,604,002	5.51%
Washington	41,067,458	40,790,941	5.28%
Ohio	36,551,789	38,218,517	4.94%
Arizona	31,165,320	31,117,284	4.03%
New York	25,161,998	27,334,823	3.54%
Wisconsin	25,880,018	25,893,643	3.35%
New Jersey	25,518,474	23,548,670	3.05%
United Kingdom	21,320,828	19,537,231	2.53%
Georgia	11,066,059	19,045,442	2.46%
Maryland	16,838,603	16,974,999	2.20%
Minnesota	15,922,220	15,688,073	2.03%
Colorado	15,151,135	14,980,283	1.94%
South Carolina	13,270,660	13,270,530	1.71%
Canada	13,418,371	13,265,324	1.71%
Florida	12,966,130	13,220,344	1.71%
District of Columbia	11,798,134	13,137,892	1.70%
Missouri	9,871,933	10,600,866	1.37%
North Carolina	10,503,957	10,360,521	1.34%
Massachusetts	10,281,055	10,348,341	1.34%
Puerto Rico	8,760,589	1,149,047	0.15%
Virginia	500,000	616,212	0.08%
	$785,005,957	$772,873,326	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$207,234,534	$218,866,572	25.91%
Healthcare & Pharmaceuticals	86,469,854	88,103,319	10.43%
Media: Advertising, Printing & Publishing	52,830,447	52,525,839	6.22%
Consumer Goods: Non-Durable	54,683,102	51,280,593	6.07%
Consumer Goods: Durable	45,601,928	44,529,176	5.27%
Aerospace & Defense	48,137,394	39,526,086	4.68%
Software	37,582,855	37,975,255	4.50%
Capital Equipment	33,538,647	33,801,951	4.00%
Beverage, Food, & Tobacco	34,000,918	32,755,054	3.88%
Construction & Building	26,948,135	26,406,849	3.13%
Environmental Industries	27,771,798	26,247,936	3.11%
Services: Consumer	43,302,101	24,616,706	2.92%
Media: Broadcasting & Subscription	18,615,052	21,445,307	2.54%
Chemicals, Plastics, & Rubber	18,487,206	17,903,999	2.12%
Transportation & Logistics	16,768,763	17,161,972	2.03%
Metals & Mining	16,708,750	16,464,001	1.95%
Containers, Packaging, & Glass	17,436,600	13,977,250	1.65%
Retail	13,303,536	13,217,256	1.56%
High Tech Industries	14,126,954	12,648,347	1.50%
Automotive	11,252,581	11,342,751	1.34%
Education	11,057,921	10,498,760	1.24%
Utilities: Oil & Gas	9,921,469	9,800,000	1.16%
Energy: Oil & Gas	7,314,230	7,355,074	0.87%
FIRE: Real Estate	15,642,093	5,866,397	0.69%
Media: Diversified & Production	5,517,409	5,534,710	0.66%
Finance	1,568,900	4,082,579	0.48%
Hotel, Gaming, & Leisure	-	799,899	0.09%
Total	$875,823,177	$844,733,638	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2021:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$167,253,835	$177,242,299	22.93%
Healthcare & Pharmaceuticals	104,933,428	99,584,343	12.89%
Aerospace & Defense	66,503,939	63,467,579	8.21%
Media: Advertising, Printing & Publishing	53,136,718	51,125,659	6.62%
Media: Broadcasting & Subscription	39,319,912	42,892,137	5.55%
Consumer Goods: Durable	36,216,806	36,537,445	4.73%
Beverage, Food, & Tobacco	34,089,805	33,791,047	4.37%
Consumer Goods: Non-Durable	30,597,444	29,447,632	3.81%
Construction & Building	27,333,360	27,282,504	3.53%
Environmental Industries	26,826,229	26,355,789	3.41%
Software	21,498,947	23,841,617	3.08%
Services: Consumer	40,034,415	22,682,119	2.93%
Transportation & Logistics	18,583,797	18,934,004	2.45%
Containers, Packaging, & Glass	17,557,212	17,710,907	2.29%
Metals & Mining	16,838,603	16,974,999	2.20%
FIRE: Real Estate	15,694,701	15,824,998	2.05%
Chemicals, Plastics, & Rubber	14,638,210	14,288,322	1.85%
Education	11,053,167	11,053,167	1.43%
Automotive	11,064,612	10,800,000	1.40%
Energy: Oil & Gas	11,098,912	10,461,417	1.35%
Utilities: Oil & Gas	9,901,900	9,800,000	1.27%
Capital Equipment	8,322,806	8,182,736	1.06%
Finance	2,507,199	4,108,356	0.53%
Hotel, Gaming, & Leisure	—	484,250	0.06%
	$785,005,957	$772,873,326	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2022:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$735,555,508	Income/Market	HY credit spreads,	-2.29% to 6.53% (1.52%)
		approach(2)	Risk free rates	-1.43% to 4.31% (2.31%)
			Market multiples	4.5x to 19.3x (10.1x)(4)

Second lien debt	$45,304,300	Income/Market	HY credit spreads,	-0.17% to 5.18% (2.39%)
		approach(2)	Risk free rates	-0.02% to 3.91% (1.94%)
			Market multiples	5.6x to 15.1x (11.4x)(4)

Unsecured debt	$4,823,898	Income/Market	HY credit spreads,	7.97% to 7.97% 7.97%)
		approach(2)	Risk free rates	3.63% to 3.63% (3.63%)
			Market multiples	9.1x to 9.1x (9.1x)(4)

Equity investments	$59,049,932	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	1.3x to 24.8x (11.7x)
Total Long Term Level 3 Investments	$844,733,638

(1)	Weighted average based on fair value as of December 31, 2022.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, LIBOR, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.29% (-229 basis points) to 6.53% (653 basis points). The average of all changes was 1.52% (152 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2021:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$646,352,935	Income/Market(2)	HY credit spreads,	-3.93% to 0.48% (-0.24%)
		approach	Risk free rates	-1.95% to 0.86% (-0.05%)
			Market multiples	4.5x to 25x (11.6x)(4)

Second lien debt	$56,733,110	Income/Market(2)	HY credit spreads,	-2.54% to 0.53% (-0.53%)
		approach	Risk free rates	-1.79% to 0.94% (-0.29%)
			Market multiples	7.1x to 16.4x (12.9x)(4)

Unsecured debt	$4,883,854	Income/Market	HY credit spreads,	0.25% to 0.25% (0.25%)
		approach(2)	Risk free rates	0.75% to 0.75% (0.75%)
			Market multiples	12.4x to 12.4x (12.4x)(4)

Equity investments	$64,903,427	Market approach(5)	Underwriting	1.6x to 24.9x (11.5x)
			EBITDA Multiple
Total Long Term Level 3 Investments	$772,873,326
(1)	Weighted average based on fair value as of December 31, 2021.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR or SOFR rates based on the published forward LIBOR or SOFR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the

HY spreads between the date a loan closed and the valuation date ranged from -3.93% (-393 basis points) to 0.48% (48 basis points). The average of all changes was -0.24% (-24 basis points).
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

As of December 31, 2022, the Company had $27,522,100 in unfunded debt commitments and $302,817 in unfunded equity commitments to fifty-two existing portfolio companies. As of December 31, 2021, the Company had $30,674,451 in unfunded debt commitments and $308,282 in unfunded equity commitments to thirty-two existing portfolio companies. As of both December 31, 2022 and 2021, the Company did not record any fair value adjustments that resulted in any unrealized gains (losses) on these positions. As of December 31, 2022, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the years ended
	December 31,		December 31,		December 31,		December 31,		December 31,
	2022		2021		2020		2019		2018

Per Share Data:(1)
Net asset value at beginning of period	$14.61		$14.03		$14.14		$14.09		$13.81
Net investment income	1.46		1.01		1.13		1.23		1.42
Change in unrealized (depreciation) appreciation on investments	(0.90)		(0.36)		0.44		(0.85)		(0.11)
Net realized gain (loss)	0.19		1.22		(0.52)		1.07		0.35
Loss on debt extinguishment	—		(0.03)		—		—		—
Provision for taxes on realized gains	—		(0.15)		—		—		(0.02)
(Provision) benefit for taxes on net unrealized (appreciation) depreciation on investments	(0.01)		0.03		(0.01)		—		—
Total from operations	0.74		1.72		1.04		1.45		1.64
Sales load	—		—		—		(0.06)		—
Offering costs	(0.03)		—		—		(0.03)		—
Stockholder distributions from:
Net investment income	(1.11)		(1.09)		(1.15)		(0.54)		(1.03)
Net realized capital gains	(0.19)		(0.05)		—		(0.82)		(0.33)
Other(3)	—		—		—		0.05		—
Net asset value at end of period	$14.02		$14.61		$14.03		$14.14		$14.09
Per share market value at end of period	$13.26		$13.02		$10.88		$14.23		$12.95
Total return based on market value(2)	12.32%		30.78%		(13.73)%		21.97%		8.68%
Weighted average shares outstanding for the period	19,552,931		19,489,750		19,471,500		18,275,696		15,953,571
Ratio/Supplemental Data:(1)
Net assets at end of period	$275,776,613		$285,111,233		$273,360,649		$270,571,173		$224,845,007
Weighted average net assets	$281,745,332		$274,188,692		$253,034,571		$259,020,507		$223,750,302
Annualized ratio of gross operating expenses to net assets(5)	16.59%		16.90%		13.75%		14.11%		13.72%
Annualized ratio of interest expense and other fees to net assets	8.68%		6.83%		6.29%		5.78%		5.51%
Annualized ratio of net investment income to net assets(5)	10.15%		7.21%		8.58%		8.64%		10.09%
Portfolio turnover(3)	15.26%		39.00%		21.00%		23.00%		32.00%
Notes payable	$100,000,000		$100,000,000		$48,875,000		$48,875,000		$48,875,000
Credit Facility payable	$199,200,425		$177,340,000		$174,000,000		$161,550,000		$99,550,000
SBA-guaranteed debentures	$313,600,000		$250,000,000		$176,500,000		$161,000,000		$150,000,000
Asset coverage ratio(4)	1.92	x	2.03	x	2.23	x	2.29	x	2.51	x

For the years ended
December 31,	December 31,	December 31,	December 31,	December 31,
2017	2016	2015	2014	2013

Per Share Data:(1)
Net asset value at beginning of year/period	$13.69	$13.19	$13.94	$14.54	$14.45
Net investment income	1.21	1.39	1.33	1.34	1.33
Change in unrealized appreciation (depreciation) on investments	—	1.49	(0.74)	(0.53)	0.03
Net realized gain (loss)	0.31	(1.05)	0.03	0.04	0.09
Benefit (provision) for taxes on net unrealized depreciation (appreciation) on investments	—	0.03	(0.01)	(0.02)	—
Total from investment operations	1.52	1.86	0.61	0.83	1.45
Issuance of common shares	—	—	—	—	—
Sales Load	(0.09)	—	—	(0.01)	—
Offering Costs	(0.02)	—	—	—	—
Stockholder distributions from:	—	—	—	—
Net investment income	(1.20)	(1.36)	(1.33)	(1.31)	(1.36)
Net realized capital gains	(0.16)	—	(0.03)	(0.12)	—
Other(3)	0.07	—	—	0.01	—
Net asset value at the end of year/period	$13.81	$13.69	$13.19	$13.94	$14.54
Per share market value at end of year/period	$13.14	$12.06	$9.64	$11.78	$14.95
Total return based on market value(2)	20.29%	42.83%	(7.76)%	(13.09)%	0.42%
Weighted average shares outstanding at the end of period	14,870,981	12,479,959	12,479,961	12,281,178	12,059,293
Ratio/Supplemental Data:(1)
Net assets at end of period	$220,247,242	$170,881,785	$164,651,104	$173,949,452	$175,891,514
Weighted average net assets	$195,211,550	$165,189,142	$173,453,813	$176,458,141	$175,398,660
Annualized ratio of gross operating expenses to net assets(7)(8)	11.10%	13.20%	11.16%	9.92%	8.65%
Annualized ratio of net operating expenses to net assets(7)(8)	11.10%	13.20%	10.78%	9.12%	7.63%
Annualized ratio of interest expense and other fees to net assets	4.02%	4.84%	3.56%	3.01%	1.78%
Annualized ratio of net investment income before fee waiver to net assets(7)	9.21%	10.71%	9.11%	8.40%	8.11%
Annualized ratio of net investment income to net assets(7)	9.21%	10.71%	9.49%	9.19%	9.13%
Portfolio Turnover(5)	48.00%	16%	29%	19%	41%
Notes Payable	$48,875,000	$25,000,000	$25,000,000	$25,000,000	$110,000,000
Credit Facility Payable	$40,750,000	$116,000,000	$109,500,000	$106,500,000	$9,000,000
SBA Debentures	$90,000,000	$65,000,000	$65,000,000	$16,250,000	$—
Asset Coverage Ratio(6)	3.46	x	2.21	x	2.22	x	2.32	x	2.48	x
(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Excludes debt extinguishment costs of $539,250 and $416,725 for the years ended December 31, 2021 and 2017, respectively. Including these costs, this ratio would be 7.02% and 4.24% for the years ended December 31, 2021 and 2017, respectively.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid, which are assumed to be reinvested. The total returns are not annualized.
(5)	Calculated as the lesser of purchases or paydowns divided by average fair value of investments for the period and is not annualized.
(6)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(7)	These ratios include the impact of the benefit (provision) for income taxes related to net unrealized depreciation (appreciation) on certain investments of ($213,214), $510,868, ($224,877), ($66,760), $373,131, ($93,601) and ($288,122) for the years ended December 31, 2022, 2021, 2020, 2019, 2016, 2015, and 2014, respectively, as well as, $(2,957,220) of provision for taxes on realized gains on investments for the year ended December 31, 2021 which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to net realized gain (loss) or unrealized depreciation (appreciation) on investments at Taxable Subsidiaries to net assets for the years ended December 31, 2022, 2021, 2020, 2019, 2016, 2015, and 2014 is less than (0.08%), (0.89)%, (0.09)%, (0.03)%, (0.16)%, 0.05%, and 0.17%,respectively. These ratios excludes debt extinguishment costs of ($539,250) and ($416,275) for the years ended December 31, 2021 and 2017, respectively.
(8)	Deferred offering costs of $261,761 for the year ended December 31, 2016 are not annualized.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of December 31, 2022, the Company was in compliance with these covenants.

As of December 31, 2022 and December 31, 2021, the outstanding balance under the Credit Facility was $199,200,425 and $177,340,000, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,967,284 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2022 and 2021, $1,515,144 and $1,888,884 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2022	December 31, 2021
Credit Facility payable	$199,200,425	$177,340,000
Prepaid loan structure fees	(1,515,144)	(1,888,884)
Credit Facility payable, net of prepaid loan structure fees	$197,685,281	$175,451,116

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2022, 2021, and 2020:

	For the year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense	$9,190,425	$5,231,698	$6,066,858
Loan fee amortization	567,375	519,653	647,872
Total interest and financing expenses	$9,757,800	$5,751,351	$6,714,730
Weighted average interest rate	4.4%	2.8%	3.2%
Effective interest rate (including fee amortization)	4.8%	3.3%	3.7%
Average debt outstanding	$204,276,134	$176,870,712	$181,943,716
Cash paid for interest and unused fees	$9,034,765	$5,271,348	$6,284,516

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

As of both December 31, 2022 and 2021, the SBIC subsidiary had $75,000,000 in regulatory capital and $150,000,000 of SBA-guaranteed debentures outstanding. As of both December 31, 2022 and 2021, the SBIC II subsidiary had $87,500,000 in regulatory capital and $163,600,000 and $100,000,000 of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries collectively held $470,659,123 and $403,333,676 in assets at December 31, 2022 and 2021, respectively, which accounted for approximately 52.4% and 49.1% of our total consolidated assets at December 31, 2022 and 2021, respectively.

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

The following table summarizes the SBIC subsidiary’s SBA-guaranteed debentures as of December 31, 2022 :

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 14, 2014	SBIC I	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	SBIC I	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	SBIC I	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	SBIC I	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	SBIC I	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC I	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC I	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC I	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC I	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I	March 1, 2029	2,500,000	3.11%	0.22%
Total SBIC I Subsidiary SBA-guaranteed Debentures			$150,000,000

SBIC II SBA-guaranteed Debentures

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate		SBA Annual Charge
October 17, 2019	SBIC II	March 1, 2030	$6,000,000	2.08%		0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%		0.09%
December 17, 2020	SBIC II	March 1, 2031	9,000,000	1.67%		0.09%
December 17, 2020	SBIC II	March 1, 2031	6,500,000	1.67%		0.27%
February 16, 2021	SBIC II	March 1, 2031	13,500,000	1.67%		0.27%
February 26, 2021	SBIC II	March 1, 2031	10,000,000	1.67%		0.27%
March 2, 2021	SBIC II	March 1, 2031	10,000,000	1.67%		0.27%
April 21, 2021	SBIC II	September 1, 2031	10,000,000	1.30%		0.27%
May 14, 2021	SBIC II	September 1, 2031	6,700,000	1.30%		0.27%
May 28, 2021	SBIC II	September 1, 2031	7,300,000	1.30%		0.27%
July 23, 2021	SBIC II	September 1, 2031	16,000,000	1.30%		0.27%
February 25, 2022	SBIC II	March 1, 2032	10,000,000	2.94%		0.27%
March 29, 2022	SBIC II	September 1, 2032	10,000,000	4.26%		0.27%
April 1, 2022	SBIC II	September 1, 2032	6,670,000	4.26%		0.27%
April 12, 2022	SBIC II	September 1, 2032	6,665,000	4.26%		0.27%
April 21, 2022	SBIC II	September 1, 2032	6,665,000	4.26%		0.27%
June 30, 2022	SBIC II	September 1, 2032	3,600,000	4.26%		0.27%
July 28, 2022	SBIC II	September 1, 2032	6,400,000	4.26%		0.27%
September 9, 2022	SBIC II	March 1, 2033	6,000,000	4.07	%(1)	0.27%
November 9, 2022	SBIC II	March 1, 2033	7,600,000	4.99	%(1)	0.27%
Total SBIC II Subsidiary SBA-guaranteed Debentures			$163,600,000
Total SBA-guaranteed debentures			$313,600,000
(1)	Interest rate of the SBA-guaranteed debentures will be set as determined by the SBA when pooled on March 22, 2023.

As of December 31, 2022 and 2021, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2022 and 2021, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of December 31, 2022, the Company has incurred $10,871,160 in financing costs related to the SBA-guaranteed debentures since receiving our licenses, which were recorded as prepaid loan fees. As of December 31, 2022 and 2021, $5,704,805 and $5,384,097 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	December 31, 2022	December 31, 2021
SBA debentures payable	$313,600,000	$250,000,000
Prepaid loan fees	(5,704,805)	(5,384,097)
SBA Debentures, net of prepaid loan fees	$307,895,195	$244,615,903

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2022, 2021, and 2020:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense	$8,151,814	$6,389,513	$5,385,661
Debenture fee amortization	1,227,952	1,088,132	701,069
Total interest and financing expenses	$9,379,766	$7,477,645	$6,086,730
Weighted average interest rate	2.8%	2.8%	3.3%
Effective interest rate (including fee amortization)	3.3%	3.3%	3.8%
Average debt outstanding	$288,167,082	$227,826,849	$161,635,246
Cash paid for interest	$7,360,295	$5,907,676	$5,346,231

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

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the years ended December 31, 2021 and 2020:

	For the years ended
	December 31, 2021	December 31, 2020
Interest expense	$320,063	$2,810,312
Deferred financing costs	28,231	333,316
Administration fees	9,000	5,000
Total interest and financing expenses	$357,294	$3,148,628
Loss on debt extinguishment(1)	539,250	—
Weighted average interest rate(2)	5.7%	5.7%
Effective interest rate (including fee amortization)(2)	6.4%	6.4%
Average debt outstanding(3)	$48,875,000	$48,875,000
Cash paid for interest	$453,966	$2,810,312
(1)	The loss on debt extinguishment is not included in interest expense or net investment income
(2)	Excludes the loss on debt extinguishment
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

The Company used the net proceeds from the 2026 Notes offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of December 31, 2022, the aggregate carrying amount of the 2026 Notes was approximately $100,000,000.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2021, the fair value of the 2022 Notes was $49,168,250. The 2026 Notes are institutional, non-traded notes. The 2026 Notes are carried at cost, which approximates fair value.

In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2,327,835 of fees, which are being amortized over the term of the 2026 Notes, of which $1,450,308 remains to be amortized as of December 31, 2022. These financing costs are presented on the consolidated statement of assets and liabilities as a deduction from the debt liability.

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:

	December 31, 2022	December 31, 2021
Notes payable	$100,000,000	$100,000,000
Deferred financing costs	(1,450,308)	(1,897,027)
Notes payable, net of deferred financing costs	$98,549,692	$98,102,973

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the years ended December 31, 2022 and 2021:

	For the years ended
	December 31, 2022	December 31, 2021
Interest expense	$4,885,000	$4,698,958
Deferred financing costs	446,719	435,809
Total interest and financing expenses	$5,331,719	$5,134,767
Weighted average interest rate	4.9%	4.9	%(1)
Effective interest rate (including fee amortization)	5.3%	5.3	%(1)
Average debt outstanding	$100,000,000	$100,000,000	(1)
Cash paid for interest	$4,885,000	$3,466,667
(1)	Calculated for the period from January 14, 2021, the date of the 2026 Notes offering, through December 31, 2021.

The indenture and supplements thereto relating to the 2026 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of December 31, 2022, the Company was in compliance with these covenants.

NOTE 12 — INCOME TAXES

As of December 31, 2022 and December 31, 2021, the Company had $27,456,044 and $23,605,586, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $1,150,000 and $1,000,000 for the periods ended December 31, 2022 and December 31, 2021, respectively. Undistributed qualified dividends were $0 and $525,313 for the periods ended December 31, 2022 and December 31, 2021, respectively. All of the undistributed ordinary income and capital gains as of December 31, 2022 will have been distributed within the required period of time such that the Company will not be subject to U.S. federal income tax for the year ended December 31, 2022. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $1,118,153 and $1,041,705 of U.S. federal excise tax for the tax years ended December 31, 2022 and December 31, 2021, respectively, independent of prior year adjustments. See Note 1 for further discussion of tax expense in each year.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Ordinary income	$22,279,384	$20,002,924
Qualified dividends	525,313	42,004
Distributions of long-term capital gains(2)	3,789,693	1,000,000
Total distributions paid to common stockholders(3)	$26,594,390	$21,044,928
(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $3,789,693 as of December 31, 2022 and December 31, 2021 differ from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain prepayment gains are characterized differently for tax reporting purposes. The qualified dividend amount in 2022 and 2021, respectively, represents the completion of a distribution of qualified dividends derived from qualified dividends received by the Company from a portfolio company in 2021 and 2020, respectively, for tax purposes.
(3)	Total distributions paid to common stockholders of $26,594,390 and $21,044,928 as of December 31, 2022 and December 31, 2021, respectively, differ from the total distributions from net investment income and net realized capital gains on the Consolidated Statement of Changes in Net Assets because the amount of dividends attributable to 2022 and 2021, respectively, for tax reporting purposes are on an amount paid basis. The Company recorded dividends payable for distributions accrued, but not yet paid, on the Consolidated Statement of Assets and Liabilities in the amount of $0 and $1,171,059 as of December 31, 2022 and December 31, 2021, respectively.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Net increase in net assets resulting from operations (includes net investment income, realized gain (loss), unrealized appreciation (depreciation) and taxes)	$14,491,784	$33,572,872	$20,192,441
Net change in unrealized depreciation (appreciation)	17,536,190	6,928,160	(8,555,274)
Income tax provision	213,214	2,446,352	224,877
Loss on debt extinguishment		539,250
Pre-tax expense (income), loss (gain) reported at Taxable Subsidiaries, not consolidated for tax purposes	1,392,247	(16,619,608)	65,484
Long term capital loss carryover	—	(4,896,643)	4,896,643
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	(3,615,815)	3,205,514	2,840,954
Estimated taxable income	$30,017,620	$25,175,897	$19,665,125
Taxable income earned in prior year and carried forward for distribution in current year	24,011,459	21,051,549	22,434,805
Adjustment for cumulative effect of distributions carried forward	—	—	1,354,578
Taxable income earned prior to period end and carried forward	(28,606,043)	(25,182,518)	(21,051,549)
Distribution payable as of period end and paid in following period	—	1,171,059	—
Total distributions accrued or paid to common stockholders	$25,423,036	$22,215,987	$22,402,959

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2022 and December 31, 2021 were as follows:

	2022	2021
Aggregate cost of portfolio company securities	$875,823,177	$785,005,959
Gross unrealized appreciation of portfolio company securities	28,927,746	27,283,420
Gross unrealized depreciation of portfolio company securities	(58,602,607)	(39,416,053)
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(1,414,678)	—
Aggregate fair value of portfolio company securities	$844,733,638	$772,873,326

As of December 31, 2022, the Taxable Subsidiaries had unrealized losses in investments and net operating loss (“NOL”) carryovers creating a net deferred tax liability equal to $61,936 as reflected below. As of December 31, 2022, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards totaling $3,265,306 of which $918,232 will expire during the tax years 2033 through 2037 if unused. Due to the nature of the Taxable Subsidiaries’ holdings, a valuation allowance was established when management determined it is more likely than not that some of the deferred tax assets will not be realized prior to expiration. Although our future projections indicate that we may be able to realize a portion of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of $4,855,086.

	2022	2021
Deferred tax asset	$4,939,367	$594,582
Deferred tax liability	(61,936)	(109,598)
Total deferred tax asset before valuation allowance	$4,877,431	$484,984
Deferred tax valuation allowance	$(4,939,367)	$(333,706)
Net deferred tax (liability) asset	$(61,936)	$151,278

The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and increases distributable earnings (increasing accumulated undistributed investment income) for book to tax differences that it has determined to be permanent. For the years ended December 31, 2022 and 2021, this reclassification was $1,040,884 and $1,861,213, respectively. The total adjustment on the Statement of Assets and Liabilities as of December 31, 2022 and 2021 was $4,358,534 and $3,317,652, respectively.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2019, 2020 and 2021 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

NOTE 13 — SENIOR SECURITIES

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2012 through 2022.

	Outstanding			Involuntary
	Exclusive of	Asset		Liquidating	Average
	Treasury	Coverage per		Preference	Market Value
Class and Year	Securities(1)	Unit(2)		per Unit(3)	per Unit(4)

	(In thousands, except per unit amounts)
SBA-guaranteed debentures
Fiscal 2014	$16,250	N/A	(6)	—	N/A
Fiscal 2015	$65,000	N/A	(6)	—	N/A
Fiscal 2016	$65,000	N/A	(6)	—	N/A
Fiscal 2017	$90,000	N/A	(6)	—	N/A
Fiscal 2018	$150,000	N/A	(6)	—	N/A
Fiscal 2019	$161,000	N/A	(6)	—	N/A
Fiscal 2020	$176,500	N/A	(6)	—	N/A
Fiscal 2021	$250,000	N/A	(6)	—	N/A
Fiscal 2022	$313,600	N/A	(6)	—	N/A
Original Credit Facility(7)
Fiscal 2012	$38,000	$3,090		—	N/A
Fiscal 2013	$110,000	$2,470		—	N/A
Fiscal 2014	$106,500	$2,320	(6)	—	N/A
Fiscal 2015	$109,500	$2,220	(6)	—	N/A
Fiscal 2016	$116,000	$2,210	(6)	—	N/A
Credit Facility
Fiscal 2017	$40,750	$3,460	(6)	—	N/A
Fiscal 2018	$99,550	$2,520	(6)	—	N/A
Fiscal 2019	$161,550	$2,286	(6)	—	N/A
Fiscal 2020	$174,000	$2,230	(6)	—	N/A
Fiscal 2021	$177,340	$2,030	(6)	—	N/A
Fiscal 2022	$199,200	$1,920	(6)	—	N/A
4.875% Notes due 2026
Fiscal 2021	$100,000	$2,030	(6)	—	N/A
Fiscal 2022	$100,000	$1,920	(6)	—	N/A
5.75% Notes due 2022(9)
Fiscal 2017	$48,875	$3,460	(6)	—	$25.34
Fiscal 2018	$48,875	$2,520	(6)	—	$25.18
Fiscal 2019	$48,875	$2,286	(6)	—	$24.43
Fiscal 2020	$48,875	$2,230	(6)	—	$23.64
6.50% Notes due 2019(8)
Fiscal 2014	$25,000	$2,320	(6)	—	$25.41
Fiscal 2015	$25,000	$2,220	(6)	—	$25.27
Fiscal 2016	$25,000	$2,210	(6)	—	$25.11
Short-Term Loan(5)
Fiscal 2012	$45,000	$3,090		—	N/A
Fiscal 2013	$9,000	$2,470		—	N/A
(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Average market value per unit for the 2022 Notes and the 6.50% Notes due 2019 represents the average of the daily closing prices as reported on the NYSE during the period presented. Average market value per unit for our SBA Debentures, the Original Credit Facility (as defined below), the Credit Facility, and the 2026 Notes are not applicable because these are not registered for public trading.
(5)	Refers to short-term loans that the Company obtained from Raymond James & Associates, Inc. and repaid in full on January 2, 2013 and January 2, 2014, respectively.
(6)	The Company has excluded its SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2022, 2021, 2019, 2018, 2017, 2016, 2015 and 2014 pursuant to the exemptive relief granted by the SEC in August 2014 that permits it to exclude such SBA-guaranteed debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.
(7)	On November 13, 2012, the Company entered into a senior secured revolving credit agreement, by and among us, as the borrower, SunTrust Bank, as the administrative agent, various lenders that are parties thereto from time to time (the “Original Credit Facility”). The Company terminated the Original Credit Facility on October 11, 2017.
(8)	On September 20, 2017, the Company redeemed all of the issued and outstanding 6.50% Notes due 2019.
(9)	On February 12, 2021, the Company redeemed all of the issued and outstanding 5.75% Notes due 2022.

NOTE 14 — SUBSEQUENT EVENTS

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2022:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 5, 2023	GP ABX Holdings Partnership, L.P.*	Manufacturer of high barrier forming web films	$35,308	Equity
New Investment	January 23, 2023	Evriholder Acquisition, Inc.	Designer and supplier of impulse products and merchandising solutions to retailers.	$13,000,000	Senior Secured – First Lien
				$873,333	Equity
				$100,000	Revolver commitment
New Investment	January 31, 2023	Red's All Natural, LLC	Premium frozen food manufacturer	$10,916,882	Senior Secured – First Lien
				$710,600	Equity
*	Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of February 28, 2023 was $205,570,000.

SBA-guaranteed debentures

The outstanding balance of SBA-guaranteed debentures as of February 28, 2023 was $313,600,000.

Distributions Declared

On January 11, 2023, the Company’s Board declared a regular monthly distribution for each of January, February and March 2023 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
1/11/2023	1/30/2023	1/31/2023	2/15/2023	$0.1333
1/11/2023	2/27/2023	2/28/2023	3/15/2023	$0.1333
1/11/2023	3/30/2023	3/31/2023	4/14/2023	$0.1333

Item 9.  Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the calendar year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as percentage of offering price)	—	(1)
Offering expenses born by us (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	—	(4)
Annual expenses (as a percentage of net assets attributable to common stock)(5):
Base management fee	5.54	% (6)
Incentive fees payable under Investment Advisory Agreement	3.11	% (7)
Interest expense on borrowed funds	11.03	% (8)
Other expenses	1.78	% (9)
Total annual expenses	21.46	% (10)
(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of any of our securities, a corresponding prospectus will disclose the estimated offering expenses because they will be ultimately borne by the Company (and indirectly by our stockholders).
(3)	The expenses of administering our dividend reinvestment plan are included in other expenses.
(4)	Total stockholder transaction expenses may include a sales load and will be disclosed in a future prospectus supplement, if any.
(5)	Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2022 and the prior year end.
(6)	Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2022. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 5.54% reflected in the table is calculated on our net assets (rather than our total assets). See “Management and Other Agreements — Investment Advisory Agreement.”
(7)	This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) for the year ended December 31, 2022. The incentive fee consists of two parts, please See “Item 1. Business, Incentive Fee” for additional information on the ordinary income and capital gains components of our incentive fee.
(8)	As of February 28, 2023, we had outstanding SBA debentures of $313.6 million; we had $205.6 million of outstanding balance under our senior secured revolving credit agreement with certain lenders party thereto and Zions Bancorporation, N.A., dba Amegy Bank, as administrative agent (the “Credit Facility”), which has total commitment of $265 million.
(9)	Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See “Management and Other Agreements — Administration Agreement.” Other expenses exclude interest payments on borrowed funds, and if we issue debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2022.

(10)	“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses” would be 6.59% of average consolidated total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$209	$507	$714	$998
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$202	$492	$700	$994

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. Assuming a 5.0% annual return, the incentive fee under the Investment Advisory Agreement would either not be payable or have an insignificant impact on the expense amounts shown above. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions at net asset value, if our Board authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

PART III

We will file with the U.S. Securities and Exchange Commission (the “SEC”) a definitive Proxy Statement for Stellus Capital Investment Corporation’s (“we”, “us”, “our” and the “Company”) 2023 Annual Meeting of Stockholders, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the Annual Report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com . We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938), filed January 29, 2014).
4.4

Second Supplemental Indenture between the Registrant and U.S. Bank National Association, date August 21, 2017, (Incorporated by reference on exhibit (d)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-216138), filed on August 21, 2017).

4.5

Third Supplemental Indenture between the Registrant and U.S. Bank National Association, date January 14, 2021 (Incorporated by reference Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No 814-00971), filed on January 14, 2021).

4.6	Form of Global Note with respect to the 5.75% Note due 2022 (Incorporated by reference to Exhibit 4.4).
4.7	Form of Global Note with respect to the 4.875% Note due 2026 (Incorporated by reference to Exhibit 4.5).
4.8	Description of Securities (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 10-K (File No. 814-00971), filed on March 1, 2022).
10.1

Form of Investment Advisory Agreement between Registrant and Stellus Capital Management, LLC (Incorporated by reference to Exhibit (g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).

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

10.8

Consent and Waiver, dated March 28, 2018, between the Registrant, as a borrower, the lenders party hereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 814-00971), filed on May 8, 2018).

10.9

Third Amendment and Commitment Increase to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 13, 2022, between the Registrant, as borrower, the lenders party thereto, and Zions Bancorporation, N.A. dba Amegy Bank, as the administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00971), filed on May 19, 2022).

10.10

First Amendment and Commitment Increase to Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2021, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on December 22, 2021).

10.11

Amended and Restated Senior Secured Revolving Credit Agreement, dated September 18, 2020, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on September 21, 2020).

10.12

Third Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated May 15, 2020, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on May 18, 2020).

10.13

Increase Agreement, dated December 27, 2019, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 10-K (File No. 814-00971), filed on March 3, 2020).

10.14

Second Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated September 13, 2019, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on September 18, 2019).

10.15

First Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated August 2, 2018, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 814-00971), filed on August 8, 2018).

10.16

Senior Secured Revolving Credit Agreement, dated October 10, 2017, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on October 13, 2017).

10.17

Equity Distribution Agreement, dated November 16, 2021 between Registrant and sales agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K
(File No. 814-00971), filed on November 16, 2021).

10.18

Amended and Restated Equity Distribution Agreement, dated August 29, 2022 between Registrant and sales agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K
(File No. 814-00971), filed on August 29, 2022).

10.19

Custody Agreement, dated November 2, 2022, by and among Stellus Capital SBIC LP and Frost Bank, as custodian. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q
(File No. 814-00971), filed on November 3, 2022).

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

SCIC-Consolidated Blocker, Inc. — Delaware

SCIC-CC Blocker 1, Inc. — Delaware

SCIC-APE Blocker 1, Inc. — Delaware

SCIC-Hollander Blocker 1, Inc. — Delaware

SCIC — Invincible Blocker 1, Inc. — Delaware

SCIC-ICD Blocker 1, Inc. — Delaware

SCIC-Venbrook Blocker, Inc. — Delaware

23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

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

STELLUS CAPITAL INVESTMENT CORPORATION

Date: February 28, 2023	/s/ Robert T. Ladd
Robert T. Ladd
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 28, 2023	/s/ Robert T. Ladd
Robert T. Ladd
Chief Executive Officer, President and Chairman of the Board of Directors

Date: February 28, 2023	/s/ W. Todd Huskinson
W. Todd Huskinson
Chief Financial Officer, Chief Compliance Officer and Secretary
(Principal Accounting and Financial Officer)

Date: February 28, 2023	/s/ Dean D’Angelo
Dean D’Angelo
Director

Date: February 28, 2023	/s/ J. Tim Arnoult
J. Tim Arnoult
Director

Date: February 28, 2023	/s/ Bruce R. Bilger
Bruce R. Bilger
Director

Date: February 28, 2023	/s/ William C. Repko
William C. Repko
Director