Form 10-Q
period 2023-03-31
Stellus Capital Investment Corp
filed 2023-05-09
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 9, 2023 was 20,835,746.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

	March 31, 2023
	(unaudited)	December 31, 2022
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $912,581,782 and $875,823,177, respectively)	$877,493,781	$844,733,638
Cash and cash equivalents	17,852,100	48,043,329
Receivable for sales and repayments of investments	777,568	718,794
Interest receivable	4,171,829	3,984,409
Other receivables	34,245	34,245
Deferred offering costs	3,800	1,100
Prepaid expenses	518,853	667,267
Total Assets	$900,852,176	$898,182,782
LIABILITIES
Notes payable	$98,659,842	$98,549,692
Credit Facility payable	196,906,509	197,685,281
SBA-guaranteed debentures	308,212,703	307,895,195
Dividends payable	2,699,110	—
Management fees payable	4,557,841	7,150,407
Income incentive fees payable	4,589,243	2,464,408
Capital gains incentive fees payable	—	569,528
Interest payable	1,203,768	4,640,841
Related party payable	413,928	1,060,321
Unearned revenue	273,102	320,675
Administrative services payable	396,870	356,919
Income tax payable	1,549,833	1,175,373
Deferred tax liability	140,696	61,936
Other accrued expenses and liabilities	396,686	475,593
Total Liabilities	$620,000,131	$622,406,169
Commitments and contingencies (Note 7)
Net Assets	$280,852,045	$275,776,613
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 20,248,383 and 19,666,769 issued and outstanding, respectively	$20,248	$19,667
Paid-in capital	283,404,708	275,114,720
Total distributable (loss) earnings	(2,572,911)	642,226
Net Assets	$280,852,045	$275,776,613
Total Liabilities and Net Assets	$900,852,176	$898,182,782
Net Asset Value Per Share	$13.87	$14.02

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
INVESTMENT INCOME
Interest income	$23,408,604	$15,116,951
Other income	666,743	377,453
Total Investment Income	$24,075,347	$15,494,404
OPERATING EXPENSES
Management fees	$3,735,102	$3,492,713
Valuation fees	147,073	139,588
Administrative services expenses	461,964	474,318
Income incentive fees	2,124,835	—
Capital gains incentive fee reversal	(569,528)	(42,217)
Professional fees	430,848	312,062
Directors’ fees	117,250	96,500
Insurance expense	120,546	124,507
Interest expense and other fees	7,886,424	4,891,597
Income tax expense	374,763	279,417
Other general and administrative expenses	178,450	211,736
Total Operating Expenses	$15,007,727	$9,980,221
Net Investment Income	$9,067,620	$5,514,183
Net realized gain on non-controlled, non-affiliated investments	$34,967	$3,458,090
Net realized loss on foreign currency translation	(39,912)	(7,350)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	(4,249,642)	(3,721,602)
Net change in unrealized appreciation on foreign currency translation	1,874	—
Provision for taxes on net unrealized appreciation on investments	(78,760)	(21,157)
Net Increase in Net Assets Resulting from Operations	$4,736,147	$5,222,164
Net Investment Income Per Share—basic and diluted	$0.46	$0.28
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.24	$0.27
Weighted Average Shares of Common Stock Outstanding—basic and diluted	19,779,988	19,517,761
Distributions Per Share—basic and diluted	$0.40	$0.28

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	earnings (loss)	Net Assets
Balances at December 31, 2021	19,517,595	$19,518	$274,559,121	$10,532,594	$285,111,233
Net investment income	—	—	—	5,514,183	5,514,183
Net realized gain on non-controlled, non-affiliated investments	—	—	—	3,458,090	3,458,090
Net realized loss on foreign currency translation	—	—	—	(7,350)	(7,350)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(3,721,602)	(3,721,602)
Provision for taxes on realized gain on investments	—	—	—	(21,157)	(21,157)
Distributions from net investment income	—	—	—	(5,464,666)	(5,464,666)
Issuance of common stock, net of offering costs(1)	14,924	15	167,655	—	167,670
Balances at March 31, 2022	19,532,519	$19,533	$274,726,776	$10,290,092	$285,036,401

Balances at December 31, 2022	19,666,769	$19,667	$275,114,720	$642,226	$275,776,613
Net investment income	—	—	—	9,067,620	9,067,620
Net realized gain on non-controlled, non-affiliated investments	—	—	—	34,967	34,967
Net realized loss on foreign currency translation	—	—	—	(39,912)	(39,912)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(4,249,642)	(4,249,642)
Net change in unrealized appreciation on foreign currency translations	—	—	—	1,874	1,874
Provision for taxes on unrealized appreciation on investments	—	—	—	(78,760)	(78,760)
Distributions from net investment income	—	—	—	(7,951,284)	(7,951,284)
Issuance of common stock, net of offering costs(1)	581,614	581	8,289,988	—	8,290,569
Balances at March 31, 2023	20,248,383	$20,248	$283,404,708	$(2,572,911)	$280,852,045

(1) See Note 4 to the Consolidated Financial Statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$4,736,147	$5,222,164
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(41,237,273)	(74,535,403)
Proceeds from sales and repayments of investments	5,890,813	10,008,127
Net change in unrealized depreciation on investments	4,249,642	3,721,602
Net change in unrealized depreciation on foreign currency translations	10,126	—
Increase in investments due to PIK	(769,954)	(330,111)
Amortization of premium and accretion of discount, net	(665,998)	(546,806)
Deferred tax provision	78,760	21,157
Amortization of loan structure fees	143,822	133,262
Amortization of deferred financing costs	110,150	83,670
Amortization of loan fees on SBA-guaranteed debentures	317,508	283,144
Net realized gain on investments	(34,967)	(3,458,090)
Changes in other assets and liabilities
(Increase) decrease in interest receivable	(187,420)	179,927
Decrease in other receivable	—	4,257
Decrease in prepaid expenses	148,414	9,959
(Decrease) increase in management fees payable	(2,592,566)	492,713
Increase (decrease) in income incentive fees payable	2,124,835	(1,000,000)
Decrease in capital gains incentive fees payable	(569,528)	(42,217)
Increase in administrative services payable	39,951	18,320
Decrease in interest payable	(3,437,073)	(2,855,244)
Decrease in related party payable	(646,393)	—
Decrease in unearned revenue	(47,573)	(62,731)
Increase (decrease) in income tax payable	374,460	(755,312)
(Decrease) increase in other accrued expenses and liabilities	(78,907)	482,638
Net Cash Used in Operating Activities	$(32,043,024)	$(62,924,974)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$8,487,127	$221,176
Sales load for common stock issued	(126,303)	(3,137)
Offering costs paid for common stock issued	(72,955)	(50,369)
Stockholder distributions paid	(5,252,174)	(4,422,688)
Proceeds from SBA-guaranteed debentures	—	20,000,000
Financing costs paid on SBA-guaranteed debentures	—	(487,000)
Financing costs paid on Credit facility	—	(25,881)
Borrowings under Credit Facility	13,300,000	57,388,800
Repayments of Credit Facility	(14,483,900)	(29,240,000)
Net Cash Provided by Financing Activities	$1,851,795	$43,380,901
Net Decrease in Cash and Cash Equivalents	$(30,191,229)	$(19,544,073)
Cash and Cash Equivalents Balance at Beginning of Period	48,043,329	44,174,856
Cash and Cash Equivalents Balance at End of Period	$17,852,100	$24,630,783
Supplemental and Non-Cash Activities
Cash paid for interest expense	$10,752,017	$7,216,009
Income and excise tax paid	303	1,034,730
Increase in dividends payable	2,699,110	1,041,978
Increase in deferred offering costs	2,700	26,481

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(4)(5)
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	11.16%		5/7/2021	5/7/2026	Services: Business	$15,315,441	15,162,453	15,162,287	5.40%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.16%		5/7/2021	5/7/2026		519,608	519,608	514,412	0.18%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	72,356	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	651,201	0.23%
Total												$16,461,473	$16,400,256	5.84%
ADS Group Opco, LLC	(9)									Lakewood, CO
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	2.00%	11.75%		6/4/2021	6/4/2026	Aerospace & Defense	$14,475,000	14,275,275	14,185,500	5.05%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	11.75%		6/4/2021	6/4/2026		60,000	60,000	58,800	0.02%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	151,859	0.05%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	76,180	0.03%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$15,103,204	$14,472,339	5.15%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.40%		3/31/2023	3/31/2028	Services: Business	$8,275,678	8,068,786	8,068,786	2.87%
AR-USA Holdings, LLC Class A Units		Equity						3/31/2023			141	141,261	141,261	0.05%
Total												$8,210,047	$8,210,047	2.92%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	First Lien	1M SOFR+	7.50%	1.00%	12.31%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,106,250	16,878,340	14,027,125	4.99%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			353	35,308	8,712	0.00%
Total												$17,442,043	$14,035,837	4.99%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		3/5/2021	3/5/2026	Services: Business	$10,350,000	10,217,562	10,298,250	3.67%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		4/15/2022	3/5/2026		6,229,922	6,132,676	6,198,772	2.21%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	670,871	3,835,624	1.37%
Total												$17,021,109	$20,332,646	7.25%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	8,479	0.00%
Total												$375,000	$8,479	0.00%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,113,716	0.75%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	6,235,152	2.22%
Total												$-	$8,348,868	2.97%
ArborWorks Acquisition LLC	(9)									Oakhurst, CA
Term Loan	(11)	First Lien	3M LIBOR+	10.00%	1.00%	11.85%	3.00%	11/23/2021	11/9/2026	Environmental Industries	$14,550,000	14,438,321	12,876,750	4.58%
Revolver	(11)	First Lien	3M LIBOR+	10.00%	1.00%	11.83%	3.00%	11/23/2021	11/9/2026		2,307,692	2,307,692	2,042,307	0.73%
ArborWorks Holdings LLC Units		Equity						12/29/2021			115	115,385	-	0.00%
Total												$16,861,398	$14,919,057	5.31%
Archer Systems, LLC	(9)									Houston, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.05%		8/11/2022	8/11/2027	Services: Business	$997,500	979,658	967,575	0.34%
CF Arch Holdings LLC Class A Units		Equity						8/10/2022			100,000	100,000	103,564	0.04%
Total												$1,079,658	$1,071,139	0.38%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	10.80%		3/22/2022	3/22/2028	Capital Equipment	$12,000,000	11,793,213	11,940,000	4.25%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.80%		3/22/2022	3/22/2028		100,000	99,086	99,500	0.04%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	682,138	0.24%
Total												$12,335,935	$12,721,638	4.53%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	11.04%		7/5/2022	7/5/2027	Capital Equipment	$13,863,087	13,613,992	13,863,087	4.94%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	615,263	0.22%
Total												$14,357,762	$14,478,350	5.16%
BDS Solutions Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.25%	1.00%	11.08%		2/24/2022	2/7/2027	Retail	$13,354,659	13,245,843	13,221,112	4.71%
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.25%	1.00%	11.14%		3/27/2023	2/7/2027	Retail	1,702,782	1,685,754	1,685,754	0.60%
Revolver	(11)	First Lien	1M SOFR+	6.25%	1.00%	11.08%		2/24/2022	2/7/2027		30,065	30,065	29,764	0.01%
Total												$14,961,662	$14,936,630	5.32%
BLP Buyer, Inc.	(9)									Houston, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.25%	11.08%		2/1/2022	2/1/2027	Capital Equipment	$6,163,176	6,064,095	6,009,097	2.14%
Revolver	(11)	First Lien	1M SOFR+	6.25%	1.25%	11.09%		2/1/2022	2/1/2027		36,566	36,566	35,652	0.01%
BL Products Parent, L.P. Class A Units		Equity						2/1/2022			754,598	754,598	762,165	0.27%
Total												$6,855,259	$6,806,914	2.42%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	12.14%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,680,952	15,579,512	15,367,333	5.47%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	968,753	0.34%
Total												$16,495,527	$16,336,086	5.81%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.25%	1.00%	10.41%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,096,250	9,949,234	10,096,250	3.59%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	421,206	0.15%
Total												$10,199,234	$10,517,456	3.74%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		2/19/2021	2/19/2026	Services: Business	$13,230,000	13,062,608	12,899,250	4.59%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	223,804	0.08%
Total												$13,312,608	$13,123,054	4.67%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	6.75%	1.00%	11.68%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,682,323	4,566,352	4,566,352	1.63%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	62,961	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity						3/15/2023			341,091	341,091	341,091	0.12%
Total												$4,970,404	$4,970,404	1.77%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.96%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,145,058	13,939,086	13,720,706	4.89%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	11.16%		9/1/2021	9/1/2026		3,054,360	3,031,204	2,962,729	1.05%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			22.09%	220,930	227,615	0.08%
Total												$17,191,220	$16,911,050	6.02%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		12/21/2020	12/21/2025	Services: Consumer	$11,220,000	11,085,637	10,939,500	3.90%
Revolver A	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		12/21/2020	12/21/2025		40,000	40,000	39,000	0.01%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	389,762	0.14%
Total												$11,647,376	$11,368,266	4.05%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.55%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,975,000	4,880,276	4,900,375	1.74%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	280,843	0.10%
Total												$5,165,990	$5,181,218	1.84%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Credit Connection, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.91%		7/30/2021	7/30/2026	Software	$9,850,000	9,710,866	9,653,000	3.44%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.91%		3/31/2022	7/30/2026		7,425,000	7,306,439	7,276,500	2.59%
Series A Units		Equity						7/30/2021			804,384	804,384	921,339	0.33%
Total												$17,821,689	$17,850,839	6.36%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.30%		7/29/2022	7/29/2027	Services: Business	$12,994,701	12,762,814	12,539,886	4.46%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.30%		7/29/2022	7/29/2027		70,000	70,000	67,550	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	359,148	0.13%
Total												$13,572,813	$12,966,584	4.61%
Data Centrum Communications, Inc.										Montvale, NJ
Term Loan B	(11)	First Lien	3M SOFR+	8.50%	1.00%	13.60%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,679,110	15,597,255	15,679,110	5.58%
Health Monitor Holdings, LLC Series A Preferred Units		Equity						5/15/2019			1,000,000	1,000,000	506,442	0.18%
Total												$16,597,255	$16,185,552	5.76%
Douglas Products Group, LP										Liberty, MO
Partnership Interests		Equity						12/27/2018		Chemicals, Plastics, & Rubber	322	-	690,409	0.25%
Total												$-	$690,409	0.25%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(4)(11)	Second Lien	1M SOFR+	8.50%	1.00%	13.41%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,926,667	9,850,000	3.51%
Total												$9,926,667	$9,850,000	3.51%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.59%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,165,990	9,121,069	8,936,840	3.18%
Total												$9,121,069	$8,936,840	3.18%
DTE Enterprises, LLC	(9)									Roselle, IL
Term Loan	(11)	First Lien	3M LIBOR+	7.50%	1.50%	12.44%		4/13/2018	6/30/2023	Energy: Oil & Gas	$5,634,219	5,631,926	5,634,219	2.01%
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018			776,316	466,204	995,040	0.35%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	329,442	0.12%
Total												$6,821,814	$6,958,701	2.48%
EH Real Estate Services, LLC										Skokie, IL
Term Loan (SBIC)	(4)(18)	First Lien				-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$7,874,359	7,757,286	3,661,577	1.30%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$15,648,928	$3,661,577	1.30%
Elliott Aviation, LLC	(9)									Moline, IL
Term Loan	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.84%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$10,061,348	9,981,355	9,055,213	3.22%
Revolver A	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.84%	2.00%	1/31/2020	1/31/2025		1,389,146	1,389,146	1,250,231	0.45%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			900,000	900,000	131,893	0.05%
Total												$12,270,501	$10,437,337	3.72%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	235,850	0.08%
Class B Common Units		Equity						12/30/2014			3,017	-	576,422	0.21%
Total												$-	$812,272	0.29%
Evriholder Acquisition, Inc.	(9)									Anaheim, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.80%		1/23/2023	1/24/2028	Consumer Goods: Durable	$13,000,000	12,682,993	12,682,993	4.52%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	873,333	0.31%
Total												$13,556,326	$13,556,326	4.83%
Exacta Land Surveyors, LLC	(9)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.50%	10.91%		2/8/2019	2/8/2024	Services: Business	$16,331,875	16,262,295	16,250,216	5.80%
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.50%	10.91%		7/15/2022	2/8/2024		992,500	981,194	987,538	0.35%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	694,504	0.25%
Total												$18,365,739	$17,932,258	6.40%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.59%		3/16/2022	3/16/2027	Software	$8,970,233	8,858,917	8,880,531	3.16%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	377,535	0.13%
Total												$9,236,452	$9,258,066	3.29%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,925,000	9,750,925	9,627,250	3.43%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		4/29/2022	4/29/2028		70,000	70,000	67,900	0.02%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	409,013	0.15%
Total												$10,183,359	$10,104,163	3.60%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)(14)	Second Lien	3M LIBOR+	9.00%	1.50%	-%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,465,216	4,230,000	1.51%
Total												$4,465,216	$4,230,000	1.51%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.46%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,490,958	12,446,606	12,490,958	4.45%
Revolver	(11)	First Lien	1M LIBOR+	6.50%	1.00%	11.46%		10/18/2019	10/2/2024		1,325,758	1,325,758	1,325,758	0.47%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	2,153,133	0.77%
Total												$15,739,497	$15,969,849	5.69%
Heartland Business Systems, LLC	(9)									Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.30%		8/26/2022	8/26/2027	Services: Business	$9,950,000	9,769,527	9,850,500	3.51%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.30%		8/26/2022	8/26/2027		24,938	24,702	24,689	0.01%
AMCO HBS Holdings, LP Class A Units		Equity						8/26/2022			2,861	286,065	494,705	0.18%
Total												$10,080,294	$10,369,894	3.70%
Heat Makes Sense Shared Services, LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	10.26%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$99,500	97,625	97,510	0.03%
Revolver	(11)	First Lien	3M SOFR+	5.25%	0.75%	9.99%		7/1/2022	7/1/2028		45,714	45,714	44,800	0.02%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	77,778	96,736	0.03%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	27,638	0.01%
Total												$243,339	$266,684	0.09%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	11.41%		12/17/2021	12/17/2026	Services: Business	$13,268,645	13,060,646	12,936,929	4.61%
Revolver	(11)	First Lien	3M LIBOR+	6.25%	1.00%	11.41%		12/17/2021	12/17/2026		84,000	84,000	81,900	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	11.41%		12/17/2021	12/17/2026		322,299	319,439	314,242	0.11%
HV Acquisition VI, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	1,337,779	0.48%
Total												$15,095,676	$14,670,850	5.23%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	3,415,712	1.22%
Total												$-	$3,415,712	1.22%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units	(6)	Equity						1/1/2018		Finance	9,962	463,782	1,432,310	0.51%
Total												$463,782	$1,432,310	0.51%
Infolinks Media Buyco, LLC	(9)									Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.66%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,418,438	8,290,776	8,376,346	2.98%
Tower Arch Infolinks Media, LP LP Interests		Equity						10/28/2021			447,183	429,507	842,762	0.30%
Total												$8,720,283	$9,219,108	3.28%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	8.99%		2/15/2022	2/15/2027	High Tech Industries	£9,925,000	$13,239,489	$12,091,062	4.31%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.58%		2/15/2022	2/15/2027		$82,917	82,189	81,259	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	834,458	0.30%
Total												$14,105,434	$13,006,779	4.64%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Integrated Oncology Network, LLC	(9)									Newport Beach, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.74%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,792,698	15,702,375	15,397,881	5.48%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.74%		11/1/2021	6/24/2025		1,093,176	1,082,360	1,065,847	0.38%
Total												$16,784,735	$16,463,728	5.86%
International Designs Holdings LLC										Farmingville, NY
Common Units		Equity						4/1/2022		Construction & Building	200,000	200,000	210,235	0.07%
Total												$200,000	$210,235	0.07%
Interstate Waste Services, Inc.										Amsterdam, OH
Common Stock		Equity						1/15/2020		Environmental Industries	21,925	946,125	572,041	0.20%
Total												$946,125	$572,041	0.20%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	11.75%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,820,000	5,757,841	5,703,600	2.03%
Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	11.75%		10/18/2019	10/18/2027		8,185,612	8,098,590	8,021,900	2.86%
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	11.75%		8/31/2021	10/18/2027		3,065,650	3,029,642	3,004,337	1.07%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	169,820	0.06%
Total												$16,886,073	$16,899,657	6.02%
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.66%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,381,042	5,301,979	5,219,611	1.86%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.66%		8/28/2019	8/28/2025		4,967,116	4,921,016	4,818,103	1.72%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.66%		6/1/2021	8/28/2025		1,104,255	1,090,725	1,071,127	0.38%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.66%		8/28/2019	8/28/2025		744,681	744,681	722,341	0.26%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	744,144	0.26%
Total												$13,358,092	$12,575,326	4.48%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(4)	First Lien		12.00%		7.00%	5.00%	12/22/2017	3/31/2024	Consumer Goods: Non-Durable	$12,895,199	12,895,199	11,670,155	4.16%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	135,642	0.05%
Total												$14,027,775	$11,805,797	4.21%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	First Lien	1M SOFR+	5.50%	-%	10.41%		12/28/2018	11/15/2024	Metals & Mining	$16,756,250	16,676,543	16,504,905	5.89%
Total												$16,676,543	$16,504,905	5.89%
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(4)(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.86%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,633,251	9,701,250	3.45%
Term Loan	(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.86%		12/24/2020	12/24/2025		1,500,000	1,482,039	1,492,500	0.53%
Total												$11,115,290	$11,193,750	3.98%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)	First Lien	1M SOFR+	6.00%	1.00%	10.81%		4/3/2020	6/30/2023	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.56%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	2,400,000	0.85%
Total												$5,580,768	$3,980,768	1.41%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.30%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,549,178	7,434,517	7,435,940	2.65%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.30%		11/9/2021	11/9/2026		50,000	50,000	49,250	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	244,351	0.09%
Total												$7,859,517	$7,729,541	2.76%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	11.54%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,501,073	13,267,668	13,163,546	4.69%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	398,677	251,481	0.09%
Total												$13,666,345	$13,415,027	4.78%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.05%		9/2/2022	9/2/2027	Consumer Goods: Durable	$99,500	98,145	97,510	0.03%
Revolver	(11)	First Lien	6M SOFR+	6.00%	1.00%	11.11%		9/2/2022	9/2/2027		93,333	93,333	91,466	0.03%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	76,268	0.03%
Total												$291,478	$265,244	0.09%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	11.90%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,529,217	4,398,331	4,398,331	1.57%
Total												$4,398,331	$4,398,331	1.57%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.25%	1.00%	11.09%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$9,827,844	9,742,830	9,778,705	3.48%
Total												$9,742,830	$9,778,705	3.48%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	11.41%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,178,500	15,959,380	15,693,145	5.60%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	839,713	0.30%
Total												$16,892,713	$16,532,858	5.90%
Monitorus Holding, LLC	(7)(9)									London, UK
Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	12.16%		5/24/2022	5/24/2027	Media: Diversified & Production	$100,000	99,138	99,000	0.04%
Revolver	(11)	First Lien	3M LIBOR+	7.00%	1.00%	12.16%		5/24/2022	5/24/2027		€50,000	54,491	53,875	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	12.16%		5/24/2022	5/24/2027		€100,000	100,931	99,922	0.04%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			€557,689	11,156	13,279	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			€557,682	11,156	13,279	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			€557,682	11,156	13,279	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			€557,682	11,156	13,279	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			€557,682	11,156	13,279	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			€557,682	11,156	13,279	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			€557,682	11,156	13,279	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			€557,682	11,156	13,279	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			€557,682	11,156	13,279	0.00%
Total												$354,964	$372,308	0.10%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.65%		8/30/2019	8/30/2024	Services: Business	$8,503,848	8,448,381	8,376,290	2.98%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.65%		8/30/2019	8/30/2024		5,362,558	5,327,581	5,282,120	1.88%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	347,303	0.12%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	347,303	0.12%
Total												$14,216,720	$14,353,016	5.10%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.65%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,987,500	4,895,055	4,912,688	1.75%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	322,428	0.11%
Total												$5,208,308	$5,235,116	1.86%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M LIBOR+	8.50%	1.00%	13.66%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,542,602	7,462,700	2.66%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	575,130	0.20%
Total												$8,337,604	$8,037,830	2.86%
NuMet Machining Techniques, LLC	(7)									Birmingham, United Kingdom
Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,534,083	7,668,375	2.73%
Bromford Industries Limited Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026		7,800,000	7,710,473	4,719,000	1.68%
Total												$20,244,556	$12,387,375	4.41%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NuSource Financial, LLC										Eden Prairie, MN
Term Loan (SBIC II)	(5)(11)	First Lien	1M LIBOR+	9.00%	1.00%	13.66%		1/29/2021	1/29/2026	Services: Business	$11,478,173	11,331,169	11,420,782	4.07%
NuSource Financial Acquisition, Inc. (SBIC II)	(5)	Unsecured		9.75%		4.00%	11.75%	1/29/2021	7/29/2026		5,807,885	5,741,802	5,343,254	1.90%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$17,072,971	$16,764,036	5.97%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	11.16%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$9,497,282	9,437,862	9,402,309	3.35%
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	11.16%		10/28/2021	11/15/2025		4,020,411	3,978,997	3,980,207	1.42%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	1,730,682	0.62%
Total												$14,389,662	$15,113,198	5.39%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	11.90%		11/16/2022	11/16/2027	Services: Business	$12,861,025	12,616,673	12,668,110	4.51%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	672,863	0.24%
Total												$13,223,415	$13,340,973	4.75%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	2,287,468	0.81%
Total												$119,281	$2,287,468	0.81%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	11.05%		7/1/2019	7/1/2024	Transportation & Logistics	$14,028,057	13,943,538	13,887,776	4.95%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	11.05%		7/1/2019	7/1/2024		1,839,745	1,828,661	1,821,348	0.65%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	11.05%		7/1/2019	7/1/2024		970,000	970,000	960,300	0.34%
PCS Software Parent, LLC Class A Common Units	(6)	Equity						9/16/2022			461,216	-	445,910	0.16%
Total												$16,742,199	$17,115,334	6.10%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.50%	11.30%		8/31/2022	8/31/2027	Consumer Goods: Durable	$9,950,000	9,769,528	9,800,750	3.49%
Total												$9,769,528	$9,800,750	3.49%
Peltram Plumbing Holdings, LLC	(9)									Auburn, WA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.40%		12/30/2021	12/30/2026	Construction & Building	$16,537,890	16,278,642	16,207,132	5.77%
Peltram Group Holdings LLC Class A Units		Equity						12/30/2021			508,516	508,516	273,126	0.10%
Total												$16,787,158	$16,480,258	5.87%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M LIBOR+	5.25%	1.00%	10.09%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,242,788	14,188,997	14,242,788	5.07%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,975,800	1.06%
Total												$14,188,997	$17,218,588	6.13%
Protect America, Inc.										Austin, TX
Term Loan	(11)(13)	Second Lien	3M LIBOR+	7.75%	1.00%	-%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,749	-	0.00%
Total												$17,979,749	$-	0.00%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	6.00%	1.50%	11.88%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$10,916,882	10,702,688	10,702,688	3.81%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	710,600	0.25%
Total												$11,413,288	$11,413,288	4.06%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025	Construction & Building	$9,883,698	9,778,604	9,735,443	3.47%
Revolver	(11)	First Lien	6M SOFR+	8.00%	1.00%	12.09%	1.00%	4/28/2021	9/9/2025		53,333	53,333	52,533	0.02%
Delayed Draw Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025		49,464	49,139	48,722	0.02%
Total												$9,881,076	$9,836,698	3.51%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	11.16%		1/7/2020	1/7/2025	Services: Business	$12,481,823	12,379,595	12,357,005	4.40%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	581,678	0.21%
Total												$13,045,325	$12,938,683	4.61%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Service Minds Company, LLC	(9)									Bradenton, FL
Term Loan	(11)	First Lien	6M LIBOR+	5.00%	1.00%	10.18%		2/7/2022	2/7/2028	Services: Consumer	$5,344,357	5,254,656	5,237,470	1.86%
Revolver	(11)	First Lien	6M LIBOR+	5.00%	1.00%	10.18%		2/7/2022	2/7/2028		30,000	30,000	29,400	0.01%
Delayed Draw Term Loan	(11)	First Lien	6M LIBOR+	5.00%	1.00%	10.18%		2/7/2022	2/7/2028		99,508	98,580	97,518	0.03%
Total												$5,383,236	$5,364,388	1.90%
SIB Holdings, LLC										Charleston, SC
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.21%		10/29/2021	10/29/2026	Services: Business	$12,707,974	12,515,259	12,199,655	4.34%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.21%		6/15/2022	10/29/2026		854,305	837,364	820,133	0.29%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.21%		7/20/2022	10/29/2026		2,278,147	2,238,372	2,187,021	0.78%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.21%		10/29/2021	10/29/2026		2,847,684	2,823,703	2,733,777	0.97%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.21%		10/29/2021	10/29/2026		100,000	100,000	96,000	0.03%
SIB Holdings, LLC Units		Equity						10/29/2021			238,095	500,000	300,472	0.11%
Total												$19,014,698	$18,337,058	6.52%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	546,543	557,248	672,248	0.24%
Total												$557,248	$672,248	0.24%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.76%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$98,994	97,758	95,529	0.03%
Total												$97,758	$95,529	0.03%
Trade Education Acquisition, L.L.C.	(9)									Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.09%		12/28/2021	12/28/2027	Education	$10,470,026	10,296,706	9,789,474	3.49%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.09%		12/28/2021	12/28/2027		80,000	80,000	74,800	0.03%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	485,608	0.17%
Total												$11,039,366	$10,349,882	3.69%
TradePending, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	11.41%		3/2/2021	3/2/2026	Software	$9,701,010	9,577,456	9,506,990	3.39%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			829,167	868,750	1,124,248	0.40%
Total												$10,446,206	$10,631,238	3.79%
Unicat Catalyst Holdings, LLC	(9)									Alvin, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,171,875	7,076,800	6,705,703	2.39%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	94,920	0.03%
Total												$7,826,800	$6,800,623	2.42%
U.S. Auto Sales, Inc. et al	(7)									Lawrenceville, GA
USASF Blocker II LLC Units		Equity						6/8/2015		Finance	441	441,000	-	0.00%
USASF Blocker III LLC 2018 Series Units		Equity						2/13/2018			50	50,000	57,125	0.02%
USASF Blocker III LLC 2019 Series Units		Equity						12/27/2019			75	75,000	85,688	0.03%
USASF Blocker IV LLC Units		Equity						5/27/2020			110	110,000	330,000	0.12%
USASF Blocker IV LLC 2022 Series Units		Equity						7/28/2022			100	100,000	300,000	0.11%
USASF Blocker V LLC Units		Equity						12/20/2022			200	200,000	600,000	0.21%
USASF Blocker LLC Units		Equity						6/8/2015			9,000	9,000	-	0.00%
Total												$985,000	$1,372,813	0.49%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	11.16%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,826,730	15,578,002	15,747,596	5.61%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,372,932	1,316,740	2,219,695	0.79%
Total												$16,894,742	$17,967,291	6.40%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	8.00%	1.50%	6.05%	7.00%	3/13/2020	3/13/2026	Services: Business	$13,080,643	12,938,263	12,230,401	4.35%
Term Loan B	(11)	First Lien	3M SOFR+	8.00%	1.50%	6.05%	7.00%	3/13/2020	3/13/2026		148,832	147,212	139,158	0.05%
Revolver	(11)	First Lien	3M SOFR+	8.00%	1.50%	6.05%	7.00%	3/13/2020	3/13/2026		2,272,867	2,272,867	2,125,131	0.76%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	8.00%	1.50%	6.05%	7.00%	3/13/2020	3/13/2026		4,459,652	4,431,414	4,169,775	1.48%
Venbrook Holdings, LLC Term Loan	(16)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		91,504	91,504	85,556	0.03%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$20,700,522	$18,750,021	6.67%
Vortex Companies, LLC										Houston, TX
Term Loan (SBIC II)	(5)(11)	Second Lien	3M SOFR+	9.50%	1.00%	14.50%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,867,646	9,850,000	3.51%
Total												$9,867,646	$9,850,000	3.51%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023		Beverage, Food, & Tobacco	107,418	107,418	107,418	0.04%
Total												$607,418	$107,418	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,576,000	12,401,385	12,135,840	4.32%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.52%		6/25/2021	6/25/2026		23,000	23,000	22,195	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.66%		6/25/2021	6/25/2026		2,215,572	2,198,821	2,138,027	0.76%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	946,534	0.34%
Total												$15,676,684	$15,242,596	5.43%
Total Non-controlled, non-affiliated investments												$912,581,782	877,493,781	312.44%
Net Investments												$912,581,782	$877,493,781	312.44%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(596,641,736)	(212.44)%
NET ASSETS													$280,852,045	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

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

(4)
Investments held by the SBIC subsidiary (as defined in Note 1), which include $13,122,348 of cash and $217,723,728 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1), which include $3,279,928 of cash and $247,668,448 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(6) Security is income producing through dividends or distributions.
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 96.0% of the Company’s total assets as of March 31, 2023.

(8)
Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)
March 31, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments:

(10)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Ad.Net Acquisition, LLC	Revolver	$779,412	0.50%	May 7, 2026
ADS Group Opco, LLC	Revolver	40,000	0.50%	June 4, 2026
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	100,000	1.00%	March 31, 2028
Anne Lewis Strategies, LLC	Revolver	100,000	0.50%	March 5, 2026
ArborWorks Acquisition LLC (a)	Revolver	1,153,846	0.50%	November 9, 2026
Archer Systems, LLC	Revolver	100,000	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	100,000	0.50%	March 22, 2028
BDS Solutions Intermediateco, LLC	Revolver	69,935	0.50%	February 7, 2027
BLP Buyer, Inc.	Revolver	63,434	0.50%	February 1, 2027
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
CEATI International Inc.	Revolver	100,000	0.50%	February 19, 2026
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	100,000	0.50%	September 1, 2026
CompleteCase, LLC	Revolver A	60,000	0.50%	December 21, 2025
COPILOT Provider Support Services, LLC	Revolver	100,000	0.50%	November 22, 2027
Credit Connection, LLC	Revolver	100,000	0.50%	July 30, 2026
Curion Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	July 29, 2027
Curion Holdings, LLC	Revolver	30,000	0.50%	July 29, 2027
DRS Holdings III, Inc.	Revolver	909,091	0.50%	November 1, 2025
DTE Enterprises, LLC	Revolver	750,000	0.50%	June 30, 2023
Elliott Aviation, LLC	Revolver B	500,000	0.50%	January 31, 2025
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exacta Land Surveyors, LLC	Revolver	1,500,000	0.50%	February 8, 2024
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
Exigo, LLC	Delayed Draw Term Loan	100,000	0.50%	March 16, 2027
Florachem Corporation	Revolver	30,000	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	100,000	0.50%	April 29, 2028
GS HVAM Intermediate, LLC	Revolver	1,325,758	0.50%	October 2, 2024
Heartland Business Systems, LLC	Delayed Draw Term Loan	75,000	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	54,286	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	16,000	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	2,555,354	1.00%	December 17, 2026
Infolinks Media Buyco, LLC	Delayed Draw Term Loan	2,475,000	0.50%	November 1, 2026
Inoapps Bidco, LLC	Revolver	100,000	0.50%	February 15, 2027
Inoapps Bidco, LLC	Delayed Draw Term Loan	16,667	0.50%	February 15, 2027

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Integrated Oncology Network, LLC	Revolver	$553,517	0.50%	June 24, 2025
Invincible Boat Company LLC	Revolver	319,149	0.50%	August 28, 2025
Ledge Lounger, Inc.	Revolver	50,000	0.50%	November 9, 2026
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	6,667	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	100,000	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	100,000	0.50%	May 19, 2026
Monitorus Holding, LLC	Revolver	€50,000	0.50%	May 24, 2027
Naumann/Hobbs Material Handling Corporation II, Inc.	Revolver – Working Capital	1,763,033	0.50%	August 30, 2024
NINJIO, LLC	Delayed Draw Term Loan	100,000	0.50%	October 12, 2027
NINJIO, LLC	Revolver	100,000	0.50%	October 12, 2027
Nutritional Medicinals, LLC	Revolver	2,000,000	0.50%	November 15, 2025
PCS Software, Inc.	Revolver	1,318,143	0.50%	July 1, 2024
Pearl Media Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Revolver	100,000	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	100,000	0.50%	December 30, 2026
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
Rogers Mechanical Contractors, LLC	Revolver	30,000	0.75%	September 9, 2025
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	50,000	1.00%	September 9, 2025
Sales Benchmark Index, LLC	Revolver	1,331,461	0.50%	January 7, 2025
Service Minds Company, LLC	Revolver	70,000	0.50%	February 7, 2028
Tilley Distribution, Inc.	Revolver	100,000	0.50%	December 31, 2026
Trade Education Acquisition, L.L.C.	Revolver	20,000	0.50%	December 28, 2027
TradePending, LLC	Revolver	100,000	0.50%	March 2, 2026
Unicat Catalyst Holdings, LLC	Revolver	2,000,000	0.50%	April 27, 2026
U.S. Expediters, LLC	Revolver	100,000	0.50%	December 22, 2026
Xanitos, Inc.	Revolver	77,000	0.50%	June 25, 2026

(a)
(a)	The Company has full discretion to fund this revolver commitment.
A
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
(18) Investment has been on non-accrual since January 1, 2023

Abbreviation Legend

BSBY —  Bloomberg Short-Term Bank Yield Index

LIBOR —  London Interbank Offered Rate

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(4)(5)
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.84%		5/7/2021	5/7/2026	Services: Business	$15,354,412	15,190,375	15,124,097	5.48%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.84%		5/7/2021	5/7/2026		$1,039,216	1,039,216	1,023,628	0.37%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	85,488	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	769,393	0.28%
Total												$17,009,003	$17,002,606	6.16%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.75%	1.00%	11.48%		6/4/2021	6/4/2026	Aerospace & Defense	$14,550,000	14,337,005	13,822,500	5.01%
Revolver	(11)	First Lien	3M LIBOR+	6.75%	1.00%	11.48%		6/4/2021	6/4/2026		100,000	100,000	95,000	0.03%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	48,571	0.02%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	35,552	0.01%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	293,847	0.11%
Total												$15,204,934	$14,295,470	5.18%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	11.88%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,150,000	16,908,205	13,977,250	5.07%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
Total												$17,436,600	$13,977,250	5.07%
AIP ATCO Buyer, LLC	(9)									Sterling Heights, MI
Term Loan	(11)	First Lien	6M SOFR+	6.50%	1.00%	11.31%		5/17/2022	5/17/2028	Automotive	$99,750	97,906	99,251	0.04%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.93%		5/17/2022	5/17/2028		50,000	50,000	49,750	0.02%
Total												$147,906	$149,001	0.06%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		3/5/2021	3/5/2026	Services: Business	$10,493,750	10,349,704	10,493,750	3.81%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/15/2022	3/5/2026		6,311,895	6,206,222	6,311,895	2.29%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	680,630	4,318,702	1.57%
Total												$17,236,556	$21,124,347	7.67%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	29,209	0.01%
Total												$375,000	$29,209	0.01%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,134,220	0.77%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	6,295,635	2.28%
Total												$-	$8,429,855	3.05%
ArborWorks Acquisition LLC	(9)									Oakhurst, CA
Term Loan	(11)	First Lien	3M LIBOR+	9.00%	1.00%	13.56%		11/23/2021	11/9/2026	Environmental Industries	$14,662,500	14,543,314	13,636,125	4.94%
Revolver	(11)	First Lien	3M LIBOR+	9.00%	1.00%	13.41%		11/23/2021	11/9/2026		2,307,692	2,307,692	2,146,154	0.78%
ArborWorks Holdings LLC Units		Equity						12/29/2021			115	115,385	-	0.00%
Total												$16,966,391	$15,782,279	5.72%
Archer Systems, LLC	(9)									Houston, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.92%		8/11/2022	8/11/2027	Services: Business	$1,000,000	981,305	985,000	0.36%
CF Arch Holdings LLC Class A Units		Equity						8/10/2022			100,000	100,000	106,221	0.04%
Total												$1,081,305	$1,091,221	0.40%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	10.48%		3/22/2022	3/22/2028	Capital Equipment	$12,000,000	11,784,686	11,940,000	4.33%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.48%		3/22/2022	3/22/2028		$100,000	99,050	99,500	0.04%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	686,447	0.25%
Total												$12,327,372	$12,725,947	4.62%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	10.75%		7/5/2022	7/5/2027	Capital Equipment	$13,863,087	13,602,312	13,655,141	4.95%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	590,291	0.21%
Total												$14,346,082	$14,245,432	5.16%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
BDS Solutions Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.71%		2/24/2022	2/7/2027	Retail	$13,388,469	13,273,471	13,187,642	4.78%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		2/24/2022	2/7/2027		30,065	30,065	29,614	0.01%
Total												$13,303,536	$13,217,256	4.79%
BLP Buyer, Inc.	(9)									Houston, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.49%		2/1/2022	2/1/2027	Capital Equipment	$6,178,740	6,074,029	6,024,272	2.18%
Revolver	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.67%		2/1/2022	2/1/2027		36,566	36,566	35,652	0.01%
BL Products Parent, L.P. Class A Units		Equity						2/1/2022			754,598	754,598	770,648	0.28%
Total												$6,865,193	$6,830,572	2.47%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	11.82%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,725,000	15,606,117	15,410,501	5.60%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	976,521	0.35%
Total												$16,522,132	$16,387,022	5.95%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.25%	1.00%	9.98%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,121,875	9,965,356	10,121,875	3.67%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	405,784	0.15%
Total												$10,215,356	$10,527,659	3.82%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		2/19/2021	2/19/2026	Services: Business	$13,263,750	13,083,737	12,998,475	4.71%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	268,194	0.10%
Total												$13,333,737	$13,266,669	4.81%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.76%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,180,959	13,961,673	13,684,625	4.96%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		9/1/2021	9/1/2026		3,062,093	3,037,434	2,954,920	1.07%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			22.09%	220,930	218,292	0.08%
Total												$17,220,037	$16,857,837	6.11%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		12/21/2020	12/21/2025	Services: Consumer	$11,248,696	11,103,143	10,967,479	3.98%
Revolver A	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		12/21/2020	12/21/2025		40,000	40,000	39,000	0.01%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	403,084	0.15%
Total												$11,664,882	$11,409,567	4.14%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.23%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,987,500	4,888,742	4,888,742	1.77%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	285,714	0.10%
Total												$5,174,456	$5,174,456	1.87%
Credit Connection, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		7/30/2021	7/30/2026	Software	$9,875,000	9,726,674	9,776,250	3.54%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		3/31/2022	7/30/2026		7,443,750	7,317,403	7,369,313	2.67%
Series A Units		Equity						7/30/2021			804,384	804,384	961,718	0.35%
Total												$17,848,461	$18,107,281	6.56%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		7/29/2022	7/29/2027	Services: Business	$13,027,351	12,784,145	12,701,667	4.61%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		7/29/2022	7/29/2027		70,000	70,000	68,250	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	590,535	0.21%
Total												$13,594,144	$13,360,452	4.84%
Data Centrum Communications, Inc.										Montvale, NJ
Term Loan B	(11)	First Lien	3M SOFR+	8.50%	1.00%	13.29%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,760,360	15,661,301	15,445,154	5.61%
Health Monitor Holdings, LLC Series A Preferred Units		Equity						5/15/2019			1,000,000	1,000,000	458,500	0.17%
Total												$16,661,301	$15,903,654	5.78%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Douglas Products Group, LP										Liberty, MO
Partnership Interests	(6)	Equity						12/27/2018		Chemicals, Plastics, & Rubber	322	-	695,072	0.25%
Total												$-	$695,072	0.25%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(4)(11)	Second Lien	1M LIBOR+	8.50%	1.00%	12.88%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,921,469	9,800,000	3.55%
Total												$9,921,469	$9,800,000	3.55%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,190,990	9,142,111	8,961,215	3.25%
Total												$9,142,111	$8,961,215	3.25%
DTE Enterprises, LLC	(9)									Roselle, IL
Term Loan	(11)	First Lien	3M LIBOR+	7.50%	1.50%	12.24%		4/13/2018	4/13/2023	Energy: Oil & Gas	$6,134,219	6,124,342	6,134,219	2.22%
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018			776,316	466,204	706,459	0.26%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	514,396	0.19%
Total												$7,314,230	$7,355,074	2.67%
EH Real Estate Services, LLC										Skokie, IL
Term Loan (SBIC)	(4)	First Lien		10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,874,359	7,750,451	5,866,397	2.13%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$15,642,093	$5,866,397	2.13%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.38%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$10,010,654	9,920,657	8,959,535	3.25%
Revolver	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.38%	2.00%	1/31/2020	1/31/2025		1,382,146	1,382,146	1,237,021	0.45%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			900,000	900,000	146,541	0.05%
Total												$12,202,803	$10,343,097	3.75%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	232,320	0.08%
Class B Common Units		Equity						12/30/2014			3,017	-	567,579	0.21%
Total												$-	$799,899	0.29%
Exacta Land Surveyors, LLC	(9)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.50%	10.48%		2/8/2019	2/8/2024	Services: Business	$16,374,375	16,286,433	16,128,760	5.86%
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		7/15/2022	2/8/2024		$995,000	980,742	980,075	0.36%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	969,726	0.35%
Total												$18,389,425	$18,078,561	6.57%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		3/16/2022	3/16/2027	Software	$8,992,885	8,875,308	8,857,992	3.21%
Revolver	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		3/16/2022	3/16/2027		20,000	20,000	19,700	0.01%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	341,050	0.12%
Total												$9,272,843	$9,218,742	3.34%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,950,000	9,768,170	9,751,000	3.54%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	365,198	0.13%
Total												$10,130,604	$10,116,198	3.67%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)(14)	Second Lien	3M LIBOR+	9.00%	1.50%	-%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,462,793	4,140,000	1.50%
Total												$4,462,793	$4,140,000	1.50%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,523,234	12,472,183	12,398,002	4.50%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		10/18/2019	10/2/2024		2,539,470	2,539,470	2,514,075	0.91%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	1,455,955	0.53%
Total												$16,978,786	$16,368,032	5.94%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Heartland Business Systems, LLC	(9)									Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.79%		8/26/2022	8/26/2027	Services: Business	$9,975,000	9,785,984	9,825,375	3.56%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.91%		8/26/2022	8/26/2027		25,000	24,753	24,625	0.01%
AMCO HBS Holdings, LP Class A Units		Equity						8/26/2022			2,861	286,065	444,511	0.16%
Total												$10,096,802	$10,294,511	3.73%
Heat Makes Sense Shared Services, LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.50%	0.75%	9.63%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$99,750	97,814	98,254	0.04%
Revolver	(11)	First Lien	6M SOFR+	5.50%	0.75%	10.37%		7/1/2022	7/1/2028		20,000	20,000	19,700	0.01%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	77,778	88,684	0.03%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	25,338	0.01%
Total												$217,814	$231,976	0.09%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026	Services: Business	$13,302,236	13,081,774	12,903,169	4.68%
Revolver	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026		16,000	16,000	15,520	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026		323,108	320,082	313,415	0.11%
HV Acquisition VI, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	1,374,844	0.50%
Total												$15,049,447	$14,606,948	5.30%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units	(6)	Equity						1/31/2018		Services: Business	750,000	-	3,238,328	1.17%
Total												$-	$3,238,328	1.17%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units		Equity						1/1/2018		Finance	9,962	464,619	1,033,332	0.37%
Total												$464,619	$1,033,332	0.37%
Infolinks Media Buyco, LLC	(9)									Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,439,750	8,304,246	8,439,750	3.06%
Tower Arch Infolinks Media, LP LP Interests	(6)(17)	Equity						10/28/2021			447,183	429,507	796,939	0.29%
Total												$8,733,753	$9,236,689	3.35%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	9.09%		2/15/2022	2/15/2027	High Tech Industries	£9,950,000	$13,260,842	$11,801,635	4.28%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.19%		2/15/2022	2/15/2027		$83,125	82,356	81,463	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	765,249	0.28%
Total												$14,126,954	$12,648,347	4.59%
Integrated Oncology Network, LLC	(9)									Newport Beach, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.71%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,832,478	15,724,809	15,357,505	5.58%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.71%		11/1/2021	6/24/2025		1,095,930	1,083,042	1,063,052	0.39%
Total												$16,807,851	$16,420,557	5.97%
International Designs Holdings LLC										Farmingville, NY
Common Units		Equity						4/1/2022		Construction & Building	200,000	200,000	195,412	0.07%
Total												$200,000	$195,412	0.07%
Interstate Waste Services, Inc.										Amsterdam, OH
Common Stock		Equity						1/15/2020		Environmental Industries	21,925	946,125	615,657	0.22%
Total												$946,125	$615,657	0.22%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,835,000	5,769,877	5,835,000	2.12%
Term Loan	(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		10/18/2019	10/18/2027		8,206,709	8,115,519	8,206,709	2.98%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		8/31/2021	10/18/2027		3,073,431	3,035,678	3,073,431	1.11%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	191,375	0.07%
Total												$16,921,074	$17,306,515	6.28%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,381,042	5,294,704	5,219,611	1.89%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025		4,967,116	4,916,760	4,818,103	1.75%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		6/1/2021	8/28/2025		1,104,255	1,089,478	1,071,127	0.39%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025		319,149	319,149	309,575	0.11%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	733,149	0.27%
Total												$12,919,782	$12,151,565	4.41%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(4)	First Lien		12.00%		7.00%	5.00%	12/22/2017	3/31/2024	Consumer Goods: Non-Durable	$12,764,441	12,764,441	11,168,886	4.05%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	149,640	0.05%
Total												$13,897,017	$11,318,526	4.10%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	First Lien	1M SOFR+	5.50%	-%	9.92%		12/28/2018	11/15/2024	Metals & Mining	$16,800,000	16,708,750	16,464,001	5.98%
Total												$16,708,750	$16,464,001	5.98%
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(4)(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.36%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,624,052	9,701,250	3.52%
Term Loan	(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.36%		12/24/2020	12/24/2025		1,500,000	1,480,623	1,492,500	0.54%
Total												$11,104,675	$11,193,750	4.06%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)	First Lien	3M LIBOR+	6.00%	1.00%	10.72%		4/3/2020	6/30/2023	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.57%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	4,000,000	1.45%
Total												$5,580,768	$5,580,768	2.02%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,568,289	7,446,619	7,416,923	2.69%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		11/9/2021	11/9/2026		33,333	33,333	32,666	0.01%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	302,593	0.11%
Total												$7,854,952	$7,752,182	2.81%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	11.54%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,587,067	13,340,843	13,179,455	4.78%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	398,677	298,376	0.11%
Total												$13,739,520	$13,477,831	4.89%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.73%		9/2/2022	9/2/2027	Consumer Goods: Durable	$99,750	98,331	98,254	0.04%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.73%		9/2/2022	9/2/2027		86,667	86,667	85,367	0.03%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	91,659	0.03%
Total												$284,998	$275,280	0.10%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	11.58%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,529,217	4,393,340	4,393,340	1.59%
Total												$4,393,340	$4,393,340	1.59%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.25%	1.00%	10.67%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$9,962,730	9,873,093	9,863,103	3.58%
Total												$9,873,093	$9,863,103	3.58%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,219,667	15,984,825	15,651,980	5.69%
Revolver	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		5/19/2021	5/19/2026		37,500	37,500	36,188	0.01%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	700,989	0.25%
Total												$16,955,658	$16,389,157	5.95%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Monitorus Holding, LLC	(7)(9)									London, UK
Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	11.73%		5/24/2022	5/24/2027	Media: Diversified & Production	$100,000	99,095	99,000	0.04%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	11.73%		5/24/2022	5/24/2027		€100,000	100,931	106,132	0.04%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Total												$300,430	$317,731	0.08%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.33%		8/30/2019	8/30/2024	Services: Business	$8,552,022	8,487,053	8,423,742	3.05%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.33%		8/30/2019	8/30/2024		5,392,937	5,351,968	5,312,043	1.93%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	314,486	0.11%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	314,486	0.11%
Total												$14,279,779	$14,364,757	5.20%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.33%		10/12/2022	10/12/2027	Media: Diversified & Production	$5,000,000	4,903,726	4,903,726	1.78%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	313,253	0.11%
Total												$5,216,979	$5,216,979	1.89%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M LIBOR+	8.50%	1.00%	13.23%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,536,527	7,386,550	2.68%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	536,120	0.19%
Total												$8,331,529	$7,922,670	2.87%
NuMet Machining Techniques, LLC	(7)									Birmingham, United Kingdom
Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,524,972	8,745,750	3.17%
Bromford Industries Limited Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026		7,800,000	7,704,685	5,382,000	1.95%
Total												$20,229,657	$14,127,750	5.12%
NuSource Financial, LLC										Eden Prairie, MN
Term Loan (SBIC II)	(5)(11)	First Lien	1M LIBOR+	9.00%	1.00%	13.12%		1/29/2021	1/29/2026	Services: Business	$11,562,548	11,403,406	11,215,672	4.07%
NuSource Financial Acquisition, Inc. (SBIC II)	(5)	Unsecured		13.75%		2.00%	11.75%	1/29/2021	7/29/2026		5,638,571	5,568,680	4,736,400	1.72%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$16,972,086	$15,952,072	5.79%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$9,848,290	9,781,484	9,700,566	3.52%
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		10/28/2021	11/15/2025		4,180,294	4,133,615	4,117,590	1.49%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	1,582,534	0.57%
Total												$14,887,902	$15,400,690	5.58%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	11.58%		11/16/2022	11/16/2027	Services: Business	$12,893,258	12,638,571	12,638,571	4.58%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	606,742	0.22%
Total												$13,245,313	$13,245,313	4.80%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	1,686,647	0.61%
Total												$119,281	$1,686,647	0.61%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024	Transportation & Logistics	$14,064,493	13,964,812	13,923,848	5.05%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024		1,844,524	1,831,451	1,826,079	0.66%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024		972,500	972,500	962,775	0.35%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			461,216	-	449,270	0.16%
Total												$16,768,763	$17,161,972	6.22%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.50%	10.98%		8/31/2022	8/31/2027	Consumer Goods: Durable	$9,975,000	9,785,984	9,775,500	3.54%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.93%		8/31/2022	8/31/2027		33,333	33,333	32,666	0.01%
Total												$9,819,317	$9,808,166	3.55%
Peltram Plumbing Holdings, LLC	(9)									Auburn, WA
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/30/2021	12/30/2026	Construction & Building	$16,579,758	16,304,977	15,999,467	5.81%
Peltram Group Holdings LLC Class A Units		Equity						12/30/2021			508,516	508,516	311,668	0.11%
Total												$16,813,493	$16,311,135	5.92%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M LIBOR+	5.25%	1.00%	9.64%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,278,846	14,221,712	14,278,846	5.18%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,773,121	1.01%
Total												$14,221,712	$17,051,967	6.19%
Protect America, Inc.										Austin, TX
Term Loan	(11)(13)	Second Lien	3M LIBOR+	7.75%	1.00%	-%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,749	-	0.00%
Total												$17,979,749	$-	0.00%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025	Construction & Building	$10,001,068	9,884,999	9,851,052	3.57%
Delayed Draw Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025		50,000	49,643	49,250	0.02%
Total												$9,934,642	$9,900,302	3.59%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		1/7/2020	1/7/2025	Services: Business	$12,481,823	12,366,809	12,169,777	4.41%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	390,822	0.14%
Total												$13,032,539	$12,560,599	4.55%
Service Minds Company, LLC	(9)									Bradenton, FL
Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	9.29%		2/7/2022	2/7/2028	Services: Consumer	$5,357,887	5,264,150	5,223,940	1.89%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.44%		2/7/2022	2/7/2028		30,000	30,000	29,250	0.01%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	9.29%		2/7/2022	2/7/2028		32,081	31,791	31,279	0.01%
Total												$5,325,941	$5,284,469	1.91%
SIB Holdings, LLC	(9)									Charleston, SC
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026	Services: Business	$12,789,331	12,584,996	12,405,651	4.50%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		6/15/2022	10/29/2026		859,747	842,658	833,955	0.30%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		7/20/2022	10/29/2026		2,292,657	2,250,559	2,223,877	0.81%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026		2,865,822	2,840,406	2,779,847	1.01%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026		70,754	70,754	68,631	0.02%
SIB Holdings, LLC Units		Equity						10/29/2021			238,095	500,000	342,821	0.12%
Total												$19,089,373	$18,654,782	6.76%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	500,000	500,000	759,769	0.28%
Total												$500,000	$759,769	0.28%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.14%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$99,245	97,936	95,771	0.03%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.14%		4/1/2022	12/31/2026		17,391	17,391	16,782	0.01%
Total												$115,327	$112,553	0.04%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Trade Education Acquisition, L.L.C.	(9)									Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	10.63%		12/28/2021	12/28/2027	Education	$10,496,533	10,315,261	9,919,224	3.60%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	10.52%		12/28/2021	12/28/2027		80,000	80,000	75,600	0.03%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	503,936	0.18%
Total												$11,057,921	$10,498,760	3.81%
TradePending, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		3/2/2021	3/2/2026	Software	$9,725,758	9,592,801	9,531,243	3.46%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			829,167	868,750	1,117,989	0.41%
Total												$10,461,551	$10,649,232	3.87%
Unicat Catalyst Holdings, LLC	(9)									Alvin, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,218,750	7,116,275	6,821,719	2.47%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	129,248	0.05%
Total												$7,866,275	$6,950,967	2.52%
U.S. Auto Sales, Inc. et al	(7)									Lawrenceville, GA
USASF Blocker II LLC Units		Equity						6/8/2015		Finance	441	441,000	-	0.00%
USASF Blocker III LLC 2018 Series Units		Equity						2/13/2018			50	50,000	53,040	0.02%
USASF Blocker III LLC 2019 Series Units		Equity						12/27/2019			75	75,000	79,560	0.03%
USASF Blocker IV LLC Units		Equity						5/27/2020			110	110,000	330,000	0.12%
USASF Blocker IV LLC 2022 Series Units		Equity						7/28/2022			100	100,000	300,000	0.11%
USASF Blocker V LLC Units		Equity						12/20/2022			200	200,000	600,000	0.22%
USASF Blocker LLC Units		Equity						6/8/2015			9,000	9,000	-	0.00%
Total												$985,000	$1,362,600	0.50%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,866,798	15,603,833	15,866,799	5.76%
Cathay Hypnos LLC Units	(6)	Equity						12/22/2021			1,372,932	1,316,740	2,702,795	0.98%
Total												$16,920,573	$18,569,594	6.74%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026	Services: Business	$12,872,663	12,719,565	12,615,210	4.57%
Term Loan B	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		146,465	144,723	143,536	0.05%
Revolver	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		2,231,119	2,231,119	2,186,497	0.79%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		4,388,645	4,358,279	4,300,872	1.56%
Venbrook Holdings, LLC Term Loan	(16)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		89,284	89,284	87,498	0.03%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	121,938	0.04%
Total												$20,362,232	$19,455,551	7.04%
Vortex Companies, LLC										Houston, TX
Term Loan (SBIC II)	(5)(11)	Second Lien	3M SOFR+	9.50%	1.00%	14.18%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,859,282	9,850,000	3.57%
Total												$9,859,282	$9,850,000	3.57%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	-	0.00%
Total												$500,000	$-	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,608,000	12,421,258	12,166,720	4.41%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		6/25/2021	6/25/2026		80,000	80,000	77,200	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		6/25/2021	6/25/2026		2,221,181	2,203,262	2,143,440	0.78%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	844,147	0.31%
Total												$15,757,998	$15,231,507	5.53%
Total Non-controlled, non-affiliated investments												$875,823,177	$844,733,638	306.31%
Net Investments												$875,823,177	$844,733,638	306.31%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(563,881,593)	(206.31)%
NET ASSETS													$280,852,045	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

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
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.7% of the Company’s total assets as of March 31, 2023.

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Lightning Intermediate II, LLC	Revolver	$100,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	13,333	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	100,000	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	62,500	0.50%	May 19, 2026
Monitorus Holding, LLC	Revolver	€100,000	0.50%	May 24, 2027
Naumann/Hobbs Material Handling Corporation II, Inc.	Revolver – Working Capital	1,763,033	0.50%	August 30, 2024
NINJIO, LLC	Delayed Draw Term Loan	100,000	0.50%	October 12, 2027
NINJIO, LLC	Revolver	100,000	0.50%	October 12, 2027
Nutritional Medicinals, LLC	Revolver	2,000,000	0.50%	November 15, 2025
PCS Software, Inc.	Revolver	1,318,143	0.50%	July 1, 2024
Pearl Media Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Revolver	66,667	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	100,000	0.50%	December 30, 2026
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.75%	September 9, 2025
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	50,000	1.00%	September 9, 2025
Sales Benchmark Index, LLC	Revolver	1,331,461	0.50%	January 7, 2025
Service Minds Company, LLC	Revolver	70,000	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	67,677	1.00%	February 7, 2028
SIB Holdings, LLC	Revolver	29,246	0.50%	October 29, 2026
Tilley Distribution, Inc.	Revolver	82,609	0.50%	December 31, 2026
Trade Education Acquisition, L.L.C.	Revolver	20,000	0.50%	December 28, 2027
TradePending, LLC	Revolver	100,000	0.50%	March 2, 2026
Unicat Catalyst Holdings, LLC	Revolver	2,000,000	0.50%	April 27, 2026
U.S. Expediters, LLC	Revolver	100,000	0.50%	December 22, 2026
Xanitos, Inc.	Revolver	20,000	0.50%	June 25, 2026

(a)	The Company has full discretion to fund this revolver commitment.
A
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
(17) Maturity date is under ongoing negotiations with portfolio company and other lenders.
(18) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $302,817.

Abbreviation Legend

BSBY —  Bloomberg Short-Term Bank Yield Index

LIBOR —  London Interbank Offered Rate

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023, the Company had issued a total of 20,248,383 shares and raised $297,568,428 in gross proceeds since Inception, incurring $10,049,732 in offering expenses and sales load fees. Additionally, the Company has received $264,796 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $287,783,492. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

As of both March 31, 2023 and December 31, 2022, the SBIC subsidiary had $75,000,000 in regulatory capital. As of both March 31, 2023 and December 31, 2022, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of both March 31, 2023 and December 31, 2022, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. As of both March 31, 2023 and December 31, 2022, the SBIC II subsidiary had $163,600,000 of SBA-guaranteed debentures outstanding. See footnote (2) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

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

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2023, our asset coverage ratio was 194%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2023 and March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, rising interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

Cash and Cash Equivalents

As of March 31, 2023, cash balances totaling $93,653 did not exceed the Federal Deposit Insurance Corporation insurance protection levels of $250,000. In addition, as of March 31, 2023, the Company held $17,758,446 in cash equivalents, which are carried at cost, which approximates fair value, and held foreign currency of $294 (acquisition cost of $292). All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

The Credit Facility, SBA-guaranteed debentures, and 2026 Notes are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2023, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 input). The estimated fair value of the SBA-guaranteed debentures and 2026 Notes was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and 2026 Notes as prepared for disclosure purposes was $284,830,000 and $91,000,000, respectively. See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the SBIC subsidiaries and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

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

Investments

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our Board has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC's Board. Under procedures established by our Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost, plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

A presentation of the interest income we have received from portfolio companies for the three months ended March 31, 2023 and 2022 is as follows:

	For the three months ended
	March 31, 2023	March 31, 2022
Loan interest	$21,885,089	$14,112,073
PIK income	769,954	330,111
Fee amortization income(1)	722,822	631,137
Fee income acceleration(2)	30,739	43,630
Total Interest Income	$23,408,604	$15,116,951
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability. As of March 31, 2023, we had four loans on non-accrual status, which represented approximately 5.9% of our loan portfolio at cost and 2.5% at fair value. As of December 31, 2022, we had three loans on non-accrual status, which represented approximately 5.2% of our loan portfolio at cost and 2.3% at fair value. As of March 31, 2023 and December 31, 2022, $6,745,576 and $4,828,880, respectively, of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.

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

Investment Transaction Costs

Costs that are material and associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Income tax expense for the three months ended March 31, 2023 of $374,763 was mostly related to excise and franchise taxes. Included in income tax expense for the three months ended March 31, 2022 is a decrease of the estimated excise tax accrued relating to the year ended December 31, 2021 of $4,705 and franchise tax refund of $2,270, as well as a 2022 quarterly estimate of $286,392.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31, 2023 and December 31, 2022, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2023 and 2022 were de minimis.

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

For the three months ended March 31, 2023 and 2022, the Company recorded deferred income tax provision of $78,760 and $21,157, respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2023 and December 31, 2022, the Company had a deferred tax liability of $140,696 and $61,936, respectively.

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

March 31, 2023

(unaudited)

Paid In Capital

The Company records the proceeds from the sale of shares of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.

Distributable Earnings

The components that make up distributable earnings on the Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Accumulated net realized gain from investments, net of cumulative dividends of $29,361,648 for both periods	$2,670,774	$2,675,719
Net unrealized depreciation on non-controlled non-affiliated investments and cash equivalents, net of deferred tax liability of $140,696 and $61,936, respectively	(34,065,199)	(29,736,797)
Net unrealized appreciation on foreign currency translations	7,914	6,040
Accumulated undistributed net investment income	28,813,600	27,697,264
Total distributable (loss) earnings	$(2,572,911)	$642,226

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, the Company recorded an expense for base management fees of $3,735,102 and $3,492,713, respectively. As of March 31, 2023 and December 31, 2022, $4,557,841 and $7,150,407, respectively, were payable to Stellus Capital.

The incentive fee has two components, the investment income incentive fee and the capital gains incentive fee, as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

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

For the three months ended March 31, 2023 and 2022, the Company incurred $2,124,835 and $0 of Income Incentive Fees, respectively. As of March 31, 2023 and December 31, 2022, $4,589,243 and $2,464,408, respectively, of such Income Incentive Fees were payable to the Advisor, of which $4,015,852 and $2,083,928, respectively, are currently payable (as explained below). As of March 31, 2023 and December 31, 2022, $573,391 and $380,480, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash.

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

March 31, 2023

(unaudited)

depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

For the three months ended March 31, 2023 and 2022, the Company reversed $569,528 and $42,217, respectively, related to the Capital Gains Incentive Fee. As of March 31, 2023 and December 31, 2022, $0 and $569,528, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended
	March 31, 2023	March 31, 2022
Investment income incentive fees incurred	$2,124,835	$—
Capital gains incentive fees reversed	(569,528)	(42,217)
Incentive fees expense (reversal)	$1,555,307	$(42,217)

	March 31, 2023	December 31, 2022
Investment income incentive fee currently payable	$4,015,852	$2,083,928
Investment income incentive fee deferred	573,391	380,480
Capital gains incentive fee deferred	—	569,528
Incentive fee payable	$4,589,243	$3,033,936

Director Fees

For the three months ended March 31, 2023 and 2022, the Company recorded an expense relating to director fees of $117,250 and $96,500, respectively. As of both March 31, 2023 and December 31, 2022, the Company had no unpaid independent director fees.

Co-Investment Pursuant to SEC Order

On October 23, 2013, the Company received an exemptive order as superseded by a new exemptive relief order on December 18, 2018 (the “Prior Order”) from the SEC to co-invest with private funds managed by Stellus Capital where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). On May 9, 2022, the Company received a new exemptive order (the “Order”) that superseded the Prior Order and permits the Company greater flexibility to enter into co-investment transactions. The Order expands on the Prior Order and allows the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital, subject to the conditions included therein. Additionally, the Order provided added relief which allows the Company, subject to the satisfaction of certain conditions, to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company co-invests, subject to the conditions in the Order, with private credit funds managed by Stellus Capital that have an investment strategy that is similar or identical to the Company’s investment strategy, and the Company may co-invest with other BDCs, and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital in the future. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both March 31, 2023 and December 31, 2022, there was no cash due to other investment funds related to interest paid by

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

a borrower to the Company as administrative agent. Any such amount would be included in “Other accrued expenses and liabilities” on the Consolidated Statements of Assets and Liabilities. Additionally, as of March 31, 2023 and December 31, 2022, there was $413,928 and $1,060,321 due to related parties related to interest paid by a borrower to the Company as administrative agent, respectively, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities.

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

For the three months ended March 31, 2023 and 2022, the Company recorded expenses of $383,436 and $400,888, respectively, related to the administration agreement and are included in administrative services expenses on our Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $383,436 and $343,817, respectively, remained payable to Stellus Capital related to the administration agreement and were included in administrative services payable on our Consolidated Statements of Assets and Liabilities.

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

March 31, 2023

(unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

For the three months ended March 31, 2023 and 2022, the Company declared aggregate distributions of $0.40 and $0.28 per share on its common stock. The Company has declared aggregate distributions of $13.75 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023
January 11, 2023	January 31, 2023	February 15, 2023	$0.1333
January 11, 2023	February 28, 2023	March 15, 2023	$0.1333
January 11, 2023	March 31, 2023	April 14, 2023	$0.1333
Total			$13.75
(1)	Distributions for fiscal years 2012 through 2022 are shown in aggregate amounts.

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue shares through the DRIP during either of the three months ended March 31, 2023 or 2022.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Three months ended March 31, 2023	581,614	8,418,160	126,303	70,255	68,967	8,290,569	14.47
Total	20,248,383	$297,568,428	$7,579,030	$2,470,702	$264,796	$287,783,492
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the year ended December 31, 2020 and 2018, respectively; $0 for the three months ended March 31, 2023 and years ended 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, $113,000 for the years ended 2014, 2013, and 2012, respectively.
(3)	Net Proceeds per this equity table will differ from the Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022 in the amount of $4,358,536 which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces Paid-in capital and increases distributable earnings (reducing the accumulated undistributed deficit).

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

The Company issued 581,614 shares during the three months ended March 31, 2023 under the ATM Program, for gross proceeds of $8,418,160 and underwriting fees and other expenses of $196,558. The average per share offering price of shares issued in the ATM Program during the three months ended March 31, 2023 was $14.47. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less then net asset value per share. For the three months ended March 31, 2023, the Advisor reimbursed the Company $68,967, which resulted in net proceeds of $8,290,569, or $14.38 per share, excluding the impact of offering expenses.

The Company issued 0 shares of common stock through the DRIP for both the three months ended March 31, 2023 and 2022.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
Net increase in net assets resulting from operations	$4,736,147	$5,222,164
Weighted average common shares	19,779,988	19,517,761
Net increase in net assets resulting from operations per share	$0.24	$0.27

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

At March 31, 2023, the Company had investments in 88 portfolio companies. The total cost and fair value of the investments were $912,581,782 and $877,493,781, respectively. The composition of our investments as of March 31, 2023 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$784,755,679	$767,818,131
Senior Secured – Second Lien	70,026,436	43,780,075
Unsecured Debt	5,833,306	5,428,810
Equity	51,966,361	60,466,765
Total Investments	$912,581,782	$877,493,781
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 6.2% of our portfolio at fair value.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

At December 31, 2022, the Company had investments in 85 portfolio companies. The total cost and fair value of the investments were $875,823,177 and $844,733,638, respectively. The composition of our investments as of December 31, 2022 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$750,527,999	$735,555,508
Senior Secured – Second Lien	69,989,477	45,304,300
Unsecured Debt	5,657,964	4,823,898
Equity	49,647,737	59,049,932
Total Investments	$875,823,177	$844,733,638
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 3.1% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2023 and December 31, 2022, the Company had 49 and 52 of such investments with aggregate unfunded commitments of $25,826,912 and $27,824,9178, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as March 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Aggregate cost of portfolio company securities	$912,581,782	$875,823,177
Gross unrealized appreciation of portfolio company securities	30,021,948	28,927,746
Gross unrealized depreciation of portfolio company securities	(63,946,451)	(58,602,607)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	9,269	—
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(1,172,767)	(1,414,678)
Aggregate fair value of portfolio company securities	$877,493,781	$844,733,638

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2023 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$767,818,131	$767,818,131
Senior Secured – Second Lien	—	—	43,780,075	43,780,075
Unsecured Debt	—	—	5,428,810	5,428,810
Equity	—	—	60,466,765	60,466,765
Total Investments	$—	$—	$877,493,781	$877,493,781

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2022 are as follows:

The aggregate values of Level 3 portfolio investments change during the three months ended March 31, 2023 are as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$735,555,508	$45,304,300	$4,823,898	$59,049,932	$844,733,638
Purchases of investments	38,908,052	—	—	2,329,221	41,237,273
Payment-in-kind interest	598,421	—	171,533	—	769,954
Sales and redemptions	(5,903,154)	—	—	(14,974)	(5,918,128)
Realized (losses) gains	(870)	—	—	4,377	3,507
Change in unrealized (depreciation) appreciation included in earnings(1)	(2,214,114)	(1,561,184)	429,571	(903,915)	(4,249,642)
Change in unrealized appreciation on foreign currency included in earnings	249,057	—	—	2,124	251,181
Amortization of premium and accretion of discount, net	625,231	36,959	3,808	—	665,998
Fair value at end of period	$767,818,131	$43,780,075	$5,428,810	$60,466,765	$877,493,781
(1)	Includes reversal of positions during the three months ended March 31, 2023.

There were no Level 3 transfers during the three months ended March 31, 2023.

The aggregate values of Level 3 portfolio investments change during the year ended December 31, 2022 are as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$646,352,935	$56,733,110	$4,883,854	$64,903,427	$772,873,326
Purchases of investments	196,925,873	4,900,000	83,511	9,101,485	211,010,869
Payment-in-kind interest	826,816	—	530,361	—	1,357,177
Sales and redemptions	(98,160,329)	(10,809,276)	—	(18,873,195)	(127,842,800)
Realized (losses) gains	(3,929,334)	(4,109,525)	—	11,811,371	3,772,512
Change in unrealized depreciation included in earnings(1)	(7,342,462)	(1,611,688)	(687,778)	(7,900,302)	(17,542,230)
Change in unrealized (depreciation) appreciation on foreign currency included in earnings	(1,421,824)	—	—	7,146	(1,414,678)
Amortization of premium and accretion of discount, net	2,303,833	201,679	13,950	—	2,519,462
Fair value at end of period	$735,555,508	$45,304,300	$4,823,898	$59,049,932	$844,733,638
(1)	Includes reversal of positions during the twelve months ended December 31, 2022.

There were no Level 3 transfers during the twelve months ended December 31, 2022.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2023:

			% of Total
	Cost	Fair Value	Investments
California	$179,822,505	$177,328,495	20.21%
Texas	191,169,751	169,192,709	19.28%
Florida	70,928,731	69,786,799	7.95%
Illinois	64,136,431	51,089,935	5.82%
Arizona	43,048,182	44,223,012	5.03%
Pennsylvania	42,794,571	42,003,646	4.79%
Ohio	33,701,526	37,033,209	4.22%
Washington	28,991,782	28,520,772	3.25%
New Jersey	25,317,538	25,404,660	2.90%
Wisconsin	27,522,337	24,405,731	2.78%
South Carolina	23,985,102	23,307,462	2.66%
District of Columbia	17,021,109	20,332,646	2.32%
Georgia	10,866,076	19,558,379	2.23%
Minnesota	17,072,971	16,764,036	1.91%
Maryland	16,774,301	16,600,434	1.89%
Colorado	15,103,204	14,472,339	1.65%
Indiana	14,357,762	14,478,350	1.65%
Canada	13,312,608	13,123,054	1.50%
United Kingdom	20,599,520	12,759,683	1.45%
Tennessee	11,413,288	11,413,288	1.30%
North Carolina	10,446,206	10,631,238	1.21%
Massachusetts	10,199,234	10,517,456	1.20%
Idaho	9,742,830	9,778,705	1.11%
Missouri	9,121,069	9,627,249	1.10%
New York	5,133,148	5,140,494	0.59%
	$912,581,782	$877,493,781	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	$191,422,143	$171,165,597	20.26%
California	167,833,384	165,340,017	19.57%
Florida	60,593,839	59,421,775	7.03%
Illinois	64,421,998	53,218,615	6.30%
Arizona	43,129,283	44,277,625	5.24%
Pennsylvania	42,899,504	41,889,344	4.96%
Ohio	34,223,452	37,333,236	4.42%
Washington	28,978,375	28,480,471	3.37%
New Jersey	25,395,054	25,140,343	2.98%
Wisconsin	27,533,402	24,271,761	2.87%
District of Columbia	17,236,556	21,124,347	2.50%
Georgia	10,919,642	19,692,757	2.33%
South Carolina	19,089,373	18,654,782	2.21%
Maryland	16,824,077	16,576,554	1.96%
Minnesota	16,972,086	15,952,072	1.89%
United Kingdom	20,530,087	14,445,481	1.71%
Colorado	15,204,934	14,295,470	1.69%
Indiana	14,346,082	14,245,432	1.69%
Canada	13,333,737	13,266,669	1.57%
North Carolina	10,461,551	10,649,232	1.26%
Massachusetts	10,215,356	10,527,659	1.25%
Idaho	9,873,093	9,863,103	1.17%
Missouri	9,142,111	9,656,287	1.14%
New York	5,096,152	5,096,008	0.61%
Michigan	147,906	149,001	0.02%
	$875,823,177	$844,733,638	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$214,938,285	$225,555,095	25.70%
Healthcare & Pharmaceuticals	90,768,290	91,838,092	10.47%
Consumer Goods: Durable	59,536,778	56,844,795	6.48%
Media: Advertising, Printing & Publishing	52,707,992	52,833,166	6.02%
Consumer Goods: Non-Durable	54,573,002	51,799,071	5.90%
Beverage, Food, & Tobacco	44,255,730	43,826,641	4.99%
Aerospace & Defense	48,175,509	37,969,299	4.33%
Software	37,504,347	37,740,143	4.30%
Capital Equipment	33,548,956	34,006,902	3.88%
Construction & Building	26,868,234	26,527,191	3.02%
Environmental Industries	27,675,169	25,341,098	2.89%
Services: Consumer	43,347,965	24,770,484	2.83%
Media: Broadcasting & Subscription	18,587,328	21,616,919	2.46%
Chemicals, Plastics, & Rubber	18,482,917	17,699,203	2.02%
Transportation & Logistics	16,742,199	17,115,334	1.95%
Metals & Mining	16,676,543	16,504,906	1.88%
Retail	14,961,662	14,936,630	1.70%
Containers, Packaging, & Glass	17,442,042	14,035,836	1.60%
High Tech Industries	14,105,434	13,006,779	1.48%
Automotive	11,115,290	11,193,750	1.28%
Education	11,039,366	10,349,882	1.18%
Utilities: Oil & Gas	9,926,667	9,850,000	1.12%
Energy: Oil & Gas	6,821,814	6,958,701	0.79%
Media: Diversified & Production	5,563,272	5,607,424	0.64%
Finance	1,568,063	5,092,591	0.58%
FIRE: Real Estate	15,648,928	3,661,577	0.42%
Hotel, Gaming, & Leisure	-	812,272	0.09%
Total	$912,581,782	$877,493,781	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$207,234,534	$218,866,572	25.91%
Healthcare & Pharmaceuticals	86,469,854	88,103,319	10.43%
Media: Advertising, Printing & Publishing	52,830,447	52,525,839	6.22%
Consumer Goods: Non-Durable	54,683,102	51,280,593	6.07%
Consumer Goods: Durable	45,601,928	44,529,176	5.27%
Aerospace & Defense	48,137,394	39,526,086	4.68%
Software	37,582,855	37,975,255	4.50%
Capital Equipment	33,538,647	33,801,951	4.00%
Beverage, Food, & Tobacco	34,000,918	32,755,054	3.88%
Construction & Building	26,948,135	26,406,849	3.13%
Environmental Industries	27,771,798	26,247,936	3.11%
Services: Consumer	43,302,101	24,616,706	2.92%
Media: Broadcasting & Subscription	18,615,052	21,445,307	2.54%
Chemicals, Plastics, & Rubber	18,487,206	17,903,999	2.12%
Transportation & Logistics	16,768,763	17,161,972	2.03%
Metals & Mining	16,708,750	16,464,001	1.95%
Containers, Packaging, & Glass	17,436,600	13,977,250	1.65%
Retail	13,303,536	13,217,256	1.56%
High Tech Industries	14,126,954	12,648,347	1.50%
Automotive	11,252,581	11,342,751	1.34%
Education	11,057,921	10,498,760	1.24%
Utilities: Oil & Gas	9,921,469	9,800,000	1.16%
Energy: Oil & Gas	7,314,230	7,355,074	0.87%
FIRE: Real Estate	15,642,093	5,866,397	0.69%
Media: Diversified & Production	5,517,409	5,534,710	0.66%
Finance	1,568,900	4,082,579	0.48%
Hotel, Gaming, & Leisure	—	799,899	0.09%
	$875,823,177	$844,733,638	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$767,818,131	Income/Market	HY credit spreads,	-0.57% to 8.60% (1.09%)
		approach(2)	Risk free rates	-1.76% to 3.61% (1.57%)
			Market multiples	4.5x to 19.3x (10.0x)(4)

Second lien debt	$43,780,075	Income/Market	HY credit spreads,	-0.60% to 3.60% (1.44%)
		approach(2)	Risk free rates	-0.36% to 3.58% (1.82%)
			Market multiples	5.6x to 15.1x (11.4x)(4)

Unsecured debt	$5,428,810	Income/Market	HY credit spreads,	6.39% to 6.39% (6.39%)
		approach(2)	Risk free rates	3.30% to 3.30% (3.30%)
			Market multiples	9.1x to 9.1x (9.1x)(4)

Equity investments	$60,466,765	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	1.3x to 24.6x (11.8x)
Total Long Term Level 3 Investments	$877,493,781
(1)	Weighted average based on fair value as of March 31, 2023.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, LIBOR, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -0.57% (-57 basis points) to 8.60% (860 basis points). The average of all changes was 1.09% (109 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2022:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

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

As of March 31, 2023, the Company had $25,524,095 in unfunded debt commitments and $302,817 in unfunded equity commitments to 55 existing portfolio companies. As of December 31, 2022, the Company had $27,522,100 in unfunded debt commitments and $302,817 in unfunded equity commitments to 52 existing portfolio companies. As of March 31, 2023, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the three months ended
	March 31, 2023		March 31, 2022
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.02		$14.61
Net investment income	0.46		0.28
Change in unrealized depreciation on investments	(0.21)		(0.19)
Net realized gain	—		0.18
Provision for taxes on net unrealized appreciation on investments	(0.01)		—
Total from operations	$0.24		$0.27
Sales load	(0.01)		—
Offering costs	—		(0.01)
Stockholder distributions from:
Net investment income	(0.40)		(0.28)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.01		—
Other(6)	0.01		—
Net asset value at end of period	$13.87		$14.59
Per share market value at end of period	$14.09		$13.89
Total return based on market value(2)	8.2%		7.9%
Weighted average shares outstanding for the period	19,779,988		19,517,761
Ratio/Supplemental Data:(1)
Net assets at end of period	$280,852,045		$285,036,401
Weighted average net assets	$277,747,062		$285,110,402
Annualized ratio of gross operating expenses to net assets(5)	21.94%		14.20%
Annualized ratio of interest expense and other fees to net assets	11.52%		6.96%
Annualized ratio of net investment income to net assets(5)	13.24%		7.84%
Portfolio turnover(3)	2.77%		1.25%
Notes payable	$100,000,000		$100,000,000
Credit Facility payable	$198,277,831		$205,488,800
SBA-guaranteed debentures	$313,600,000		$270,000,000
Asset coverage ratio(4)	1.94	x	1.93	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax provision on net unrealized appreciation in Taxable Subsidiaries of $78,760 and $21,157, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax provision on net unrealized appreciation to weighted average net assets for the three months ended March 31, 2023 and 2022 is 0.12% and 0.03%, respectively.
(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

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

March 31, 2023

(unaudited)

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of March 31, 2023 and December 31, 2022, the Company was in compliance with these covenants.

As of March 31, 2023 and December 31, 2022, $198,277,831 and $199,200,425, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,967,284 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of March 31, 2023 and December 31, 2022, $1,371,322 and $1,515,144 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31, 2023	December 31, 2022
Credit Facility payable	$198,277,831	$199,200,425
Prepaid loan structure fees	(1,371,322)	(1,515,144)
Credit Facility payable, net of prepaid loan structure fees	$196,906,509	$197,685,281

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31, 2023	March 31, 2022
Interest expense	$3,695,476	$1,417,734
Loan fee amortization	143,822	132,539
Total interest and financing expenses	$3,839,298	$1,550,273
Weighted average interest rate	7.3%	2.8%
Effective interest rate (including fee amortization)	7.6%	3.3%
Average debt outstanding	$204,426,259	$193,350,960
Cash paid for interest and unused fees	$3,633,518	$1,373,438

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both March 31, 2023 and December 31, 2022, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of both March 31, 2023 and December 31, 2022, the SBIC II subsidiary had $87,500,000 both in regulatory capital, as such term is defined by the SBA, and $163,600,000 of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries held $470,094,384 and $470,659,123 in assets at March 31, 2023 and December 31, 2022, respectively, which accounted for approximately 52.2% and 52.4% of the Company’s total consolidated assets, respectively.

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

The following table summarizes the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of March 31, 2023:

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 17, 2019	SBIC II	March 1, 2030	$6,000,000	2.08%	0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%	0.09%
December 17, 2020	SBIC II	March 1, 2031	9,000,000	1.67%	0.09%
December 17, 2020	SBIC II	March 1, 2031	6,500,000	1.67%	0.27%
February 16, 2021	SBIC II	March 1, 2031	13,500,000	1.67%	0.27%
February 26, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
March 2, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
April 21, 2021	SBIC II	September 1, 2031	10,000,000	1.30%	0.27%
May 14, 2021	SBIC II	September 1, 2031	6,700,000	1.30%	0.27%
May 28, 2021	SBIC II	September 1, 2031	7,300,000	1.30%	0.27%
July 23, 2021	SBIC II	September 1, 2031	16,000,000	1.30%	0.27%
February 25, 2022	SBIC II	March 1, 2032	10,000,000	2.94%	0.27%
March 29, 2022	SBIC II	September 1, 2032	10,000,000	4.26%	0.27%
April 1, 2022	SBIC II	September 1, 2032	6,670,000	4.26%	0.27%
April 12, 2022	SBIC II	September 1, 2032	6,665,000	4.26%	0.27%
April 21, 2022	SBIC II	September 1, 2032	6,665,000	4.26%	0.27%
June 30, 2022	SBIC II	September 1, 2032	3,600,000	4.26%	0.27%
July 28, 2022	SBIC II	September 1, 2032	6,400,000	4.26%	0.27%
September 9, 2022	SBIC II	March 1, 2033	6,000,000	5.17%	0.27%
November 9, 2022	SBIC II	March 1, 2033	7,600,000	5.17%	0.27%
Total SBIC II Subsidiary SBA-guaranteed Debentures			$163,600,000
Total SBA-guaranteed Debentures			$313,600,000

As of March 31, 2023 and December 31, 2022, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of both March 31, 2023 and December 31, 2022, the Company has incurred $10,871,160 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of March 31, 2023 and December 31, 2022, $5,387,297 and $5,704,805 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	March 31, 2023	December 31, 2022
SBA debentures payable	$313,600,000	$313,600,000
Prepaid loan fees	(5,387,297)	(5,704,805)
SBA Debentures, net of prepaid loan fees	$308,212,703	$307,895,195

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31, 2023	March 31, 2022
Interest expense	$2,400,718	$1,724,280
Debenture fee amortization	317,508	283,144
Total interest and financing expenses	$2,718,226	$2,007,424
Weighted average interest rate	3.1%	2.8%
Effective interest rate (including fee amortization)	3.5%	3.2%
Average debt outstanding	$313,600,000	$254,222,222
Cash paid for interest	$4,680,999	$3,405,071

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes is payable semi-annually beginning March 31, 2022. As of both March 31, 2023 and December 31, 2022, the aggregate carrying amount of the 2026 Notes was approximately $100,000,000. The 2026 Notes are institutional, non-traded notes.

In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2,327,835 of fees which are being amortized over the term of the 2026 Notes. As of March 31, 2023 and December 31, 2022, $1,340,158 and $1,450,308 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31, 2023	March 31, 2022
Interest expense	$1,218,750	$1,218,750
Deferred financing costs	110,150	115,150
Total interest and financing expenses	$1,328,900	$1,333,900
Weighted average interest rate	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%
Average debt outstanding	$100,000,000	$100,000,000
Cash paid for interest	$2,437,500	$2,437,500

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:

	March 31, 2023	December 31, 2022
Notes payable	$100,000,000	$100,000,000
Deferred financing costs	(1,340,158)	(1,450,308)
Notes payable, net of deferred financing costs	$98,659,842	$98,549,692

The indenture and supplements thereto relating to the 2026 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

longer be subject to the reporting requirements under the Exchange Act. As of March 31, 2023 and 2022, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 3, 2023	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$570,279	Senior Secured – First Lien
Add-On Investment	April 11, 2023	ADS Group Opco, LLC*	Full-service manufacturer for original equipment manufacturers, prime contractors, and Tier I suppliers across the defense, space, and aerospace industries	$88,733	Equity
Add-On Investment	April 13, 2023	Tower Arch Infolinks Media, LP*	Advertising placement partner for small to mid-sized publishers	$1,093	Equity
Add-On Investment	April 14, 2023	BLP Buyer, Inc.*	Distributor of lifting solutions	$1,729,958	Senior Secured – First Lien
				$229,010	Equity
Add-On Investment	April 17, 2023	Axis Portable Air, LLC*	Air conditioning, heating, and air quality equipment rental company	$1,893,610	Senior Secured – First Lien
Add-On Investment	April 27, 2023	CompleteCase, LLC*	Provider of online uncontested divorce solutions	$66,667	Revolver commitment
				$111,408	Equity
New Investment	April 28, 2023	Impact Home Services, LLC	Residential, garage door, electrical, and plumbing services provider	$5,936,899	Senior Secured – First Lien
				$100,000	Revolver commitment
				$310,844	Equity
New Investment	May 1, 2023	RIA Advisory, LLC	Provider of Oracle software implementation services	$6,000,000	Senior Secured – First Lien
				$100,000	Revolver commitment
				$243,467	Equity

* Existing portfolio company

ATM Program

Since March 31, 2023, the Company issued 587,363 shares under the ATM Program, for gross proceeds of $8,149,469 and underwriting and other expenses of $122,307. The average per share offering price of shares issued under the ATM Program subsequent to March 31, 2023 was $13.87. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the issuance of shares would be dilutive in nature. As such, the Advisor reimbursed the Company $207,668 which resulted in net proceeds of $8,234,829, or $14.02 per share.

Credit Facility

The outstanding balance under the Credit Facility as of May 9, 2023 was $200,422,000.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Dividends Declared

On April 19, 2023, the Board declared a regular monthly dividend for each of April 2023, May 2023, and June 2023 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
4/19/2023	4/28/2023	5/1/2023	5/15/2023	$0.1333
4/19/2023	5/30/2023	5/31/2023	6/15/2023	$0.1333
4/19/2023	6/29/2023	6/30/2023	7/14/2023	$0.1333

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” (as defined in the 1940 Act). Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States.

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2023, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On April 4, 2018, the board of directors of the Company (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 28, 2019, which effectively increased the amount of leverage we may incur. As of March 31, 2023, our asset coverage ratio was 194%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, rising interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

As of March 31, 2023, we had $877.5 million (at fair value) invested in 88 portfolio companies. As of March 31, 2023, our portfolio included approximately 87% of first lien debt, 5% of second lien debt, 1% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$784,755,679	$767,818,131
Senior Secured – Second Lien	70,026,436	43,780,075
Unsecured Debt	5,833,306	5,428,810
Equity	51,966,361	60,466,765
Total Investments	$912,581,782	$877,493,781
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 6.2% of our portfolio at fair value.

As of December 31, 2022, we had $844.7 million (at fair value) invested in 85 portfolio companies. As of December 31, 2022, our portfolio included approximately 87% of first lien debt, 5% of second lien debt, 1% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2022 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$750,527,999	$735,555,508
Senior Secured – Second Lien	69,989,477	45,304,300
Unsecured Debt	5,657,964	4,823,898
Equity	49,647,737	59,049,932
Total Investments	$875,823,177	$844,733,638
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 3.1% of our portfolio at fair value.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2023 and December 31, 2022, we had unfunded commitments of $25.8 million and $27.8 million, respectively, to provide debt financing to 55 and 52 portfolio companies, respectively. As of March 31, 2023, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2023:

			% of Total
	Cost	Fair Value	Investments
California	$179,822,505	$177,328,495	20.21%
Texas	191,169,751	169,192,709	19.28%
Florida	70,928,731	69,786,799	7.95%
Illinois	64,136,431	51,089,935	5.82%
Arizona	43,048,182	44,223,012	5.03%
Pennsylvania	42,794,571	42,003,646	4.79%
Ohio	33,701,526	37,033,209	4.22%
Washington	28,991,782	28,520,772	3.25%
New Jersey	25,317,538	25,404,660	2.90%
Wisconsin	27,522,337	24,405,731	2.78%
South Carolina	23,985,102	23,307,462	2.66%
District of Columbia	17,021,109	20,332,646	2.32%
Georgia	10,866,076	19,558,379	2.23%
Minnesota	17,072,971	16,764,036	1.91%
Maryland	16,774,301	16,600,434	1.89%
Colorado	15,103,204	14,472,339	1.65%
Indiana	14,357,762	14,478,350	1.65%
Canada	13,312,608	13,123,054	1.50%
United Kingdom	20,599,520	12,759,683	1.45%
Tennessee	11,413,288	11,413,288	1.30%
North Carolina	10,446,206	10,631,238	1.21%
Massachusetts	10,199,234	10,517,456	1.20%
Idaho	9,742,830	9,778,705	1.11%
Missouri	9,121,069	9,627,249	1.10%
New York	5,133,148	5,140,494	0.59%
	$912,581,782	$877,493,781	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	$191,422,143	$171,165,597	20.26%
California	167,833,384	165,340,017	19.57%
Florida	60,593,839	59,421,775	7.03%
Illinois	64,421,998	53,218,615	6.30%
Arizona	43,129,283	44,277,625	5.24%
Pennsylvania	42,899,504	41,889,344	4.96%
Ohio	34,223,452	37,333,236	4.42%
Washington	28,978,375	28,480,471	3.37%
New Jersey	25,395,054	25,140,343	2.98%
Wisconsin	27,533,402	24,271,761	2.87%
District of Columbia	17,236,556	21,124,347	2.50%
Georgia	10,919,642	19,692,757	2.33%
South Carolina	19,089,373	18,654,782	2.21%
Maryland	16,824,077	16,576,554	1.96%
Minnesota	16,972,086	15,952,072	1.89%
United Kingdom	20,530,087	14,445,481	1.71%
Colorado	15,204,934	14,295,470	1.69%
Indiana	14,346,082	14,245,432	1.69%
Canada	13,333,737	13,266,669	1.57%
North Carolina	10,461,551	10,649,232	1.26%
Massachusetts	10,215,356	10,527,659	1.25%
Idaho	9,873,093	9,863,103	1.17%
Missouri	9,142,111	9,656,287	1.14%
New York	5,096,152	5,096,008	0.61%
Michigan	147,906	149,001	0.02%
	$875,823,177	$844,733,638	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$214,938,285	$225,555,095	25.70%
Healthcare & Pharmaceuticals	90,768,290	91,838,092	10.47%
Consumer Goods: Durable	59,536,778	56,844,795	6.48%
Media: Advertising, Printing & Publishing	52,707,992	52,833,166	6.02%
Consumer Goods: Non-Durable	54,573,002	51,799,071	5.90%
Beverage, Food, & Tobacco	44,255,730	43,826,641	4.99%
Aerospace & Defense	48,175,509	37,969,299	4.33%
Software	37,504,347	37,740,143	4.30%
Capital Equipment	33,548,956	34,006,902	3.88%
Construction & Building	26,868,234	26,527,191	3.02%
Environmental Industries	27,675,169	25,341,098	2.89%
Services: Consumer	43,347,965	24,770,484	2.83%
Media: Broadcasting & Subscription	18,587,328	21,616,919	2.46%
Chemicals, Plastics, & Rubber	18,482,917	17,699,203	2.02%
Transportation & Logistics	16,742,199	17,115,334	1.95%
Metals & Mining	16,676,543	16,504,906	1.88%
Retail	14,961,662	14,936,630	1.70%
Containers, Packaging, & Glass	17,442,042	14,035,836	1.60%
High Tech Industries	14,105,434	13,006,779	1.48%
Automotive	11,115,290	11,193,750	1.28%
Education	11,039,366	10,349,882	1.18%
Utilities: Oil & Gas	9,926,667	9,850,000	1.12%
Energy: Oil & Gas	6,821,814	6,958,701	0.79%
Media: Diversified & Production	5,563,272	5,607,424	0.64%
Finance	1,568,063	5,092,591	0.58%
FIRE: Real Estate	15,648,928	3,661,577	0.42%
Hotel, Gaming, & Leisure	—	812,272	0.09%
Total	$912,581,782	$877,493,781	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$207,234,534	$218,866,572	25.91%
Healthcare & Pharmaceuticals	86,469,854	88,103,319	10.43%
Media: Advertising, Printing & Publishing	52,830,447	52,525,839	6.22%
Consumer Goods: Non-Durable	54,683,102	51,280,593	6.07%
Consumer Goods: Durable	45,601,928	44,529,176	5.27%
Aerospace & Defense	48,137,394	39,526,086	4.68%
Software	37,582,855	37,975,255	4.50%
Capital Equipment	33,538,647	33,801,951	4.00%
Beverage, Food, & Tobacco	34,000,918	32,755,054	3.88%
Construction & Building	26,948,135	26,406,849	3.13%
Environmental Industries	27,771,798	26,247,936	3.11%
Services: Consumer	43,302,101	24,616,706	2.92%
Media: Broadcasting & Subscription	18,615,052	21,445,307	2.54%
Chemicals, Plastics, & Rubber	18,487,206	17,903,999	2.12%
Transportation & Logistics	16,768,763	17,161,972	2.03%
Metals & Mining	16,708,750	16,464,001	1.95%
Containers, Packaging, & Glass	17,436,600	13,977,250	1.65%
Retail	13,303,536	13,217,256	1.56%
High Tech Industries	14,126,954	12,648,347	1.50%
Automotive	11,252,581	11,342,751	1.34%
Education	11,057,921	10,498,760	1.24%
Utilities: Oil & Gas	9,921,469	9,800,000	1.16%
Energy: Oil & Gas	7,314,230	7,355,074	0.87%
FIRE: Real Estate	15,642,093	5,866,397	0.69%
Media: Diversified & Production	5,517,409	5,534,710	0.66%
Finance	1,568,900	4,082,579	0.48%
Hotel, Gaming, & Leisure	—	799,899	0.09%
	$875,823,177	$844,733,638	100.00%

At March 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $10.4 million and $10.0 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $17.0 million and $20.3 million, respectively. At December 31, 2022, our average portfolio company investment at amortized cost and fair value was approximately $10.3 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.3 million and $20.5 million, respectively.

At both March 31, 2023 and December 31, 2022, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 3% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2023 and December 31, 2022 was approximately 11.4% and 11.1%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of March 31, 2023 and December 31, 2022 was approximately 10.8% and 10.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $17.9 million and $48.0 million, respectively.

Investment Activity

During the three months ended March 31, 2023, we made an aggregate of $41.2 million of investments in four new portfolio companies and four existing portfolio companies. During the three months ended March 31, 2023, we received an aggregate of $5.9 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2023			As of December 31, 2022
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies
1	$153.0	17%	18	$146.6	17%	17
2	573.4	66%	52	553.2	66%	52
3	130.8	15%	14	120.7	14%	13
4	20.3	2%	3	18.3	2%	2
5	—	—%	2	5.9	1%	1
Total	$877.5	100%	89	$844.7	100%	85
(1)	One portfolio company appears in two categories as of March 31, 2023.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2023, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 5.9% of our loan portfolio at cost and 2.5% at fair value. As of December 31, 2022, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 5.2% of our loan portfolio at cost and 2.3% at fair value. As of March 31, 2023 and December 31, 2022, $6.7 million and $4.8 million of income from investments on non-accrual has not been accrued, respectively.

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

Comparison of the three months ended March 31, 2023 and 2022

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest primarily at floating rates. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three months ended March 31, 2023 and 2022 (in millions).

	For the three months ended
	March 31, 2023	March 31, 2022
Interest income(1)	$22.6	$14.8
PIK interest	0.8	0.3
Miscellaneous fees(1)	0.7	0.4
Total	$24.1	$15.5
(1)	For the three months ended March 31, 2023 and 2022, we recognized $0.1 million and $0.0 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The increase in interest income from the respective periods was due primarily to growth in the overall investment portfolio and rising interest rates.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2023 and 2022 (in millions).

	For the three months ended
	March 31, 2023	March 31, 2022
Operating Expenses
Management fees	$3.7	$3.5
Valuation fees	0.2	0.1
Administrative services expenses	0.5	0.5
Income incentive fees	2.1	—
Capital gains incentive fee reversal	(0.6)	(0.0)
Professional fees	0.4	0.3
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	7.9	4.9
Income tax expense	0.4	0.3
Other general and administrative expenses	0.2	0.2
Total Operating Expenses	$15.0	$10.0

The increase in operating expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures, as well as rising interest rates, (2) higher management fees due to a larger investment portfolio and (3) higher incentive fees due to portfolio performance, offset by the capital gains incentive fee reversal.

Net Investment Income

For the three months ended March 31, 2023, net investment income was $9.1 million, or $0.46 per common share (based on 19,779,988 weighted average shares outstanding for the quarter ended March 31, 2023).

For the three months ended March 31, 2022, net investment income was $5.5 million, or $0.28 per common share (based on 19,517,761 weighted average shares outstanding for the quarter ended March 31, 2022).

The increase in net investment income over the respective periods was due to higher investment income as a result of a larger investment portfolio, and rising interest rates, offset by the increase in expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2023 totaled $5.9 million and net realized gains totaled $0.0 million.

Repayments and sales of investments and amortization of other certain investments for the three months ended March 31, 2022 totaled $10.0 million, and net realized gains totaled $3.5 million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents for the three months ended March 31, 2023 and 2022 totaled ($4.2) million and ($3.7) million, respectively.

The change in unrealized depreciation over the respective periods was due to company-specific investment write-downs, offset by company-specific write-ups.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2023 and 2022, we recognized a provision for income tax on unrealized investments of $78.8 thousand and $21.2 thousand for the Taxable Subsidiaries, respectively. As of March 31, 2023 and December 31, 2022, there was $140.7 thousand and $61.9 thousand of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2023, net increase in net assets resulting from operations totaled $4.7 million, or $0.24 per common share (based on 19,779,988 weighted average shares outstanding for the quarter ended March 31, 2023).

For the three months ended March 31, 2022, net increase in net assets resulting from operations totaled $5.2 million, or $0.27 per common share (based on 19,517,761 weighted average shares outstanding for the quarter ended March 31, 2022).

The net decrease in net assets between the respective periods was due to higher realized gains in the prior year and unrealized depreciation recognized in the current year, offset by higher net investment income in the current period.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $32.0 million for the three months ended March 31, 2023, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the three months ended March 31, 2023 provided cash of $1.9 million primarily from proceeds from the issuance of common stock, offset by stockholder distributions and net paydowns on our Credit Facility.

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

Also, as a BDC, we generally are required to meet an asset coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the Stellus Capital SBIC, LP (the “SBIC subsidiary”) and Stellus Capital SBIC II, LP (the “SBIC II subsidiary”) (collectively, the “SBIC subsidiaries”) guaranteed by the U.S. Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 194% and 192%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $17.9 million and $48.0 million, respectively.

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, and (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of March 31, 2023, we were in compliance with these covenants.

As of March 31, 2023 and December 31, 2022, $198.3 million and $199.2 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $4.0 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2023 and December 31, 2022, $1.4 million and $1.5 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2023 and 2022 (in millions):

	For the three months ended
	March 31, 2023	March 31, 2022
Interest expense	$3.7	$1.4
Loan fee amortization	0.1	0.2
Total interest and financing expenses	$3.8	$1.6
Weighted average interest rate	7.3%	2.8%
Effective interest rate (including fee amortization)	7.6%	3.3%
Average debt outstanding	$204.4	$193.4
Cash paid for interest and unused fees	$3.6	$1.4

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as Small Business Investment Companies (“SBICs”), we have, we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both March 31, 2023 and December 31, 2022, the SBIC subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA and $150.0 million of SBA-guaranteed debentures outstanding.

As of both March 31, 2023 and December 31, 2022, the SBIC II subsidiary had $87.5 million in regulatory capital and $163.6 million of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $470.1 million and $470.7 million in assets at March 31, 2023 and December 31, 2022, respectively, which accounted for approximately 52.2% and 52.4% of our total consolidated assets, respectively.

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2023 and December 31, 2022, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of March 31, 2023, we have incurred $10.9 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of March 31, 2023 and December 31, 2022, $5.4 and $5.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2023 and 2022 (dollars in millions):

	For the three months ended
	March 31, 2023	March 31, 2022
Interest expense	$2.4	$1.7
Debenture fee amortization	0.3	0.3
Total interest and financing expenses	$2.7	$2.0
Weighted average interest rate	3.1%	2.8%
Effective interest rate (including fee amortization)	3.5%	3.2%
Average debt outstanding	$313.6	$254.2
Cash paid for interest	$4.7	$3.4

Notes Offering

On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable semi-annually beginning March 31, 2022.

As of both March 31, 2023 and December 31, 2022, the aggregate carrying amount of the 2026 Notes were approximately $100.0 million. The 2026 Notes are institutional, non-traded notes.

In connection with the issuance of the 2026 Notes, we have incurred $2.3 million of fees which are being amortized over the term of the 2026 Notes, of which $1.6 million and $1.9 million remains to be amortized as of March 31, 2023 and December 31, 2022, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the three months ended March 31, 2023 and 2022 (dollars in millions):

	For the three months ended
	March 31, 2023	March 31, 2022
Interest expense	$1.2	$1.2
Deferred financing costs	0.1	0.1
Total interest and financing expenses	$1.3	$1.3
Weighted average interest rate	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%
Average debt outstanding	$100.0	$100
Cash paid for interest	$2.4	$2.4

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2023, our only off-balance sheet arrangements consisted of $25.8 million of unfunded commitments to provide debt financing to 55 existing portfolio companies and $0.3 million in unfunded equity commitments to one existing portfolio company. As of December 31, 2022, our only off-balance sheet arrangements consisted of $27.5 million of unfunded commitments to provide debt financing to 52 existing portfolio companies and $0.3 million in unfunded equity commitments to one existing portfolio company. As of March 31, 2023, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

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

Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 3, 2023	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$570,279	Senior Secured – First Lien
Add-On Investment	April 11, 2023	ADS Group Opco, LLC*	Full-service manufacturer for original equipment manufacturers, prime contractors, and Tier I suppliers across the defense, space, and aerospace industries	$88,733	Equity
Add-On Investment	April 13, 2023	Tower Arch Infolinks Media, LP*	Advertising placement partner for small to mid-sized publishers	$1,093	Equity
Add-On Investment	April 14, 2023	BLP Buyer, Inc.*	Distributor of lifting solutions	$1,729,958	Senior Secured – First Lien
				$229,010	Equity
Add-On Investment	April 17, 2023	Axis Portable Air, LLC*	Air conditioning, heating, and air quality equipment rental company	$1,893,610	Senior Secured – First Lien
Add-On Investment	April 27, 2023	CompleteCase, LLC*	Provider of online uncontested divorce solutions	$66,667	Revolver commitment
				$111,408	Equity
New Investment	April 28, 2023	Impact Home Services, LLC	Residential, garage door, electrical, and plumbing services provider	$5,936,899	Senior Secured – First Lien
				$100,000	Revolver commitment
				$310,844	Equity
New Investment	May 1, 2023	RIA Advisory, LLC	Provider of Oracle software implementation services	$6,000,000	Senior Secured – First Lien
				$100,000	Revolver commitment
				$243,467	Equity

* Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of May 9, 2023 was $200.4 million.

ATM Program

Since March 31, 2023, the Company issued 587,363 shares under the At-the-Market sales program (the “ATM Program”), for gross proceeds of $8.1 million and underwriting and other expenses of $0.1 million. The average per share offering price of shares issued under the ATM Program subsequent to March 31, 2023 was $13.87. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the issuance of shares would be dilutive in nature. As such, the Advisor reimbursed the Company $0.2 million which resulted in net proceeds of $8.2 million, or $14.02 per share.

Dividend Declared

On April 19, 2023, the Board declared a regular monthly dividend for each of April 2023, May 2023, and June 2023 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
4/19/2023	4/28/2023	5/1/2023	5/15/2023	$0.1333
4/19/2023	5/30/2023	5/31/2023	6/15/2023	$0.1333
4/19/2023	6/29/2023	6/30/2023	7/14/2023	$0.1333

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in April 2023, bringing the target for the federal funds rate to 4.75% - 5.00%, the highest since October 2007. As of both March 31, 2023 and December 31, 2022, 97% of the loans in our portfolio bore interest at floating rates. These floating rate loans typically bear interest in reference to LIBOR and SOFR, which are indexed to 30-day or 90-day LIBOR and SOFR rates, subject to an interest rate floor. As of March 31, 2023 and December 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.11% and 1.07%, respectively.

Assuming that the Consolidated Statements of Assets and Liabilities as of March 31, 2023 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$16.0	$(4.0)	$12.0
Up 150 basis points	12.0	(3.0)	9.0
Up 100 basis points	8.0	(2.0)	6.0
Up 50 basis points	4.0	(1.0)	3.0
Down 50 basis points	(4.0)	1.0	(3.0)
Down 100 basis points	(8.0)	2.0	(6.0)
Down 150 basis points	(12.0)	3.0	(9.0)
Down 200 basis points	(16.0)	4.0	(12.0)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	At March 31, 2023, the three month LIBOR rate was 519 basis points and the three month SOFR rate was 491 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps LIBOR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2023 and 2022, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Annual Report on Form 10-K filed with the SEC on February 28, 2023, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described below and in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

Other than as described below, during the three months ended March 31, 2023, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

We may be subject to risk related to bank impairments or failure either directly or through our portfolio companies, which, in turn, could indirectly impact our performance and results of operations.

In March 2023, the U.S. Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank, and in May 2023, the FDIC took control of First Republic Bank due to liquidity concerns. The impairment or failure of one or more banks with whom any of our portfolio companies transact may inhibit the ability of our portfolio companies to access depository accounts, including cash and cash equivalents, as well as investment accounts, which, in turn, may indirectly impact our performance and results of operations. In the event of a bank impairment or failure, affected portfolio companies may default on their debt obligations to us, resulting in impacts to our performance. In the event of such a failure of a banking institution where one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, our affected portfolio companies would not recover such excess, uninsured amounts, and they may not be able to cure any defaults. Additionally, unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. We closely monitor activity in the banking sector as it relates to any of our borrowers and continually assess any potential indirect impact to us as a result of the same.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

No shares were issued under the distribution reinvestment program during either of the three months ended March 31, 2023 and 2022.

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

Dated: May 9, 2023	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer