Form 10-Q
period 2023-09-30
Stellus Capital Investment Corp
filed 2023-11-07
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 7, 2023 was 24,125,642.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

	September 30, 2023
	(unaudited)	December 31, 2022
ASSETS
Non-controlled, non-affiliated investments, at fair value (amortized cost of $941,679,195 and $875,823,177, respectively)	$886,338,148	$844,733,638
Cash and cash equivalents	19,210,721	48,043,329
Receivable for sales and repayments of investments	594,726	718,794
Interest receivable	5,600,021	3,984,409
Other receivables	60,495	34,245
Deferred offering costs	—	1,100
Prepaid expenses	149,755	667,267
Total Assets	$911,953,866	$898,182,782
LIABILITIES
Notes payable	$98,883,814	$98,549,692
Credit Facility payable	161,192,612	197,685,281
SBA-guaranteed debentures	319,955,852	307,895,195
Dividends payable	3,215,948	—
Management fees payable	3,933,121	7,150,407
Income incentive fees payable	3,058,550	2,464,408
Capital gains incentive fees payable	—	569,528
Interest payable	1,316,334	4,640,841
Related party payable	—	1,060,321
Unearned revenue	343,210	320,675
Administrative services payable	402,627	356,919
Income tax payable	1,116,369	1,175,373
Deferred tax liability	206,361	61,936
Other accrued expenses and liabilities	203,288	475,593
Total Liabilities	$593,828,086	$622,406,169
Commitments and contingencies (Note 7)
Net Assets	$318,125,780	$275,776,613
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 24,125,642 and 19,666,769 issued and outstanding, respectively)	$24,125	$19,667
Paid-in capital	337,289,265	275,114,720
Total distributable (loss) earnings	(19,187,610)	642,226
Net Assets	$318,125,780	$275,776,613
Total Liabilities and Net Assets	$911,953,866	$898,182,782
Net Asset Value Per Share	$13.19	$14.02

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INVESTMENT INCOME
Interest income	$26,223,986	$19,617,468	$75,295,485	$50,392,437
Other income	941,040	524,799	2,529,905	1,353,279
Total Investment Income	$27,165,026	$20,142,267	$77,825,390	$51,745,716
OPERATING EXPENSES
Management fees	$3,933,121	$3,827,669	$11,533,811	$11,025,435
Valuation fees	139,267	145,865	332,762	315,482
Administrative services expenses	470,846	447,381	1,399,188	1,388,602
Income incentive fees	2,705,200	1,635,641	7,433,039	1,635,641
Capital gains incentive fee reversal	—	(646,757)	(569,528)	(1,672,549)
Professional fees	276,592	315,809	877,276	845,275
Directors’ fees	93,250	83,500	303,750	254,500
Insurance expense	123,725	127,274	366,156	377,671
Interest expense and other fees	8,049,063	6,448,280	24,037,462	16,864,255
Income tax expense	335,508	361,115	1,082,057	1,066,768
Other general and administrative expenses	217,655	207,170	727,754	766,562
Total Operating Expenses	$16,344,227	$12,952,947	$47,523,727	$32,867,642
Net Investment Income	$10,820,799	$7,189,320	$30,301,663	$18,878,074
Net realized gain on non-controlled, non-affiliated investments	$600,403	$1,553,450	$324,782	$4,658,817
Net realized loss on foreign currency translation	(22,166)	(676)	(72,782)	(8,026)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	(13,793,320)	(4,798,980)	(24,338,195)	(12,810,173)
Net change in unrealized depreciation on foreign currency translation	(2,794)	(18,120)	(21,243)	(53,874)
(Provision) benefit for taxes on net unrealized (appreciation) depreciation on investments	(312)	30,535	(144,425)	(151,278)
Net (Decrease) Increase in Net Assets Resulting from Operations	(2,397,390)	3,955,529	$6,049,800	$10,513,540
Net Investment Income Per Share—basic and diluted	$0.47	$0.37	$1.42	$0.97
Net (Decrease) Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$(0.11)	$0.20	$0.28	$0.54
Weighted Average Shares of Common Stock Outstanding—basic and diluted	22,824,221	19,545,935	21,289,880	19,535,708
Distributions Per Share—basic and diluted	$0.41	$0.34	$1.22	$0.96

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	earnings (loss)	Net Assets
Balances at December 31, 2021	19,517,595	$19,518	$274,559,121	$10,532,594	$285,111,233
Net investment income	—	—	—	5,514,183	5,514,183
Net realized gain on non-controlled, non-affiliated investments	—	—	—	3,458,090	3,458,090
Net realized loss on foreign currency translation	—	—	—	(7,350)	(7,350)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(3,721,602)	(3,721,602)
Provision for taxes on unrealized appreciation on investments	—	—	—	(21,157)	(21,157)
Distributions from net investment income	—	—	—	(5,464,666)	(5,464,666)
Issuance of common stock, net of offering costs(1)	14,924	15	167,655	—	167,670
Balances at March 31, 2022	19,532,519	$19,533	$274,726,776	$10,290,092	$285,036,401
Net investment income	—	—	—	6,174,571	6,174,571
Net realized loss on non-controlled, non-affiliated investments	—	—	—	(352,723)	(352,723)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(4,289,591)	(4,289,591)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(35,754)	(35,754)
Provision for taxes on unrealized appreciation on investments	—	—	—	(160,656)	(160,656)
Distributions from net investment income	—	—	—	(6,643,663)	(6,643,663)
Issuance of common stock, net of offering costs(1)	13,416	13	137,520	—	137,533
Balances at June 30, 2022	19,545,935	$19,546	$274,864,296	$4,982,276	$279,866,118
Net investment income	—	—	—	7,189,320	7,189,320
Net realized gain on non-controlled, non-affiliated investments	—	—	—	1,553,450	1,553,450
Net realized loss on foreign currency translation	—	—	—	(676)	(676)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(4,798,980)	(4,798,980)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(18,120)	(18,120)
Benefit for taxes on unrealized depreciation on investments	—	—	—	30,535	30,535
Distributions from net investment income	—	—	—	(6,643,663)	(6,643,663)
Balances at September 30, 2022	19,545,935	$19,546	$274,864,296	$2,294,142	$277,177,984

Balances at December 31, 2022	19,666,769	$19,667	$275,114,720	$642,226	$275,776,613
Net investment income	—	—	—	9,067,620	9,067,620
Net realized gain on non-controlled, non-affiliated investments	—	—	—	34,967	34,967
Net realized loss on foreign currency translation	—	—	—	(39,912)	(39,912)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(4,249,642)	(4,249,642)
Net change in unrealized appreciation on foreign currency translations	—	—	—	1,874	1,874
Provision for taxes on unrealized appreciation on investments	—	—	—	(78,760)	(78,760)
Distributions from net investment income	—	—	—	(7,951,284)	(7,951,284)
Issuance of common stock, net of offering costs(1)	581,614	581	8,289,988	—	8,290,569
Balances at March 31, 2023	20,248,383	$20,248	$283,404,708	$(2,572,911)	$280,852,045
Net investment income	—	—	—	10,413,244	10,413,244
Net realized loss on non-controlled, non-affiliated investments	—	—	—	(310,588)	(310,588)
Net realized loss on foreign currency translation	—	—	—	(10,704)	(10,704)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(6,295,233)	(6,295,233)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(20,323)	(20,323)
Provision for taxes on unrealized appreciation on investments	—	—	—	(65,353)	(65,353)
Distributions from net investment income	—	—	—	(8,659,144)	(8,659,144)
Issuance of common stock, net of offering costs(1)	2,309,521	2,310	32,418,774	—	32,421,084
Balances at June 30, 2023	22,557,904	$22,558	$315,823,482	$(7,521,012)	$308,325,028
Net investment income	—	—	—	10,820,799	10,820,799
Net realized gain on non-controlled, non-affiliated investments	—	—	—	600,403	600,403
Net realized loss on foreign currency translation	—	—	—	(22,166)	(22,166)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(13,793,320)	(13,793,320)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(2,794)	(2,794)
Provision for taxes on unrealized appreciation on investments	—	—	—	(312)	(312)
Distributions from net investment income	—	—	—	(9,269,208)	(9,269,208)
Issuance of common stock, net of offering costs(1)	1,567,738	1,567	21,465,783	—	21,467,350
Balances at September 30, 2023	24,125,642	$24,125	$337,289,265	$(19,187,610)	$318,125,780

(1) See Note 4 to the Consolidated Financial Statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,049,800	$10,513,540
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(139,650,422)	(180,956,810)
Proceeds from sales and repayments of investments	79,053,967	74,385,466
Net change in unrealized depreciation on investments	24,338,195	12,810,173
Net change in unrealized depreciation on foreign currency translations	21,087	28,405
Increase in investments due to PIK	(2,732,530)	(1,010,061)
Amortization of premium and accretion of discount, net	(2,078,183)	(1,839,720)
Deferred tax provision	144,425	151,278
Amortization of loan structure fees	436,257	420,356
Amortization of deferred financing costs	334,122	334,122
Amortization of loan fees on SBA-guaranteed debentures	938,247	905,294
Net realized gain on investments	(324,782)	(4,658,817)
Changes in other assets and liabilities
Increase in interest receivable	(1,615,612)	(907,787)
Increase in other receivables	(26,250)	(5,743)
Increase in related party receivables	—	(19,034)
Decrease in prepaid expenses	517,512	293,135
(Decrease) increase in management fees payable	(3,217,286)	3,578,496
Increase in income incentive fees payable	594,142	160,521
Decrease in capital gains incentive fees payable	(569,528)	(1,672,549)
Increase (decrease) in administrative services payable	45,708	(9,481)
Decrease in interest payable	(3,324,507)	(2,808,314)
Decrease in related party payable	(1,060,321)	—
Increase (decrease) in unearned revenue	22,535	(185,171)
Decrease in income tax payable	(59,004)	(2,183,176)
(Decrease) increase in other accrued expenses and liabilities	(272,305)	59,623
Net Cash Used in Operating Activities	$(42,434,733)	$(92,616,254)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$63,348,436	$420,004
Sales load for common stock issued	(943,248)	(5,957)
Offering costs paid for common stock issued	(225,085)	(335,953)
Stockholder distributions paid	(22,663,688)	(17,708,494)
Proceeds from SBA-guaranteed debentures	11,400,000	56,000,000
Financing costs paid on SBA-guaranteed debentures	(277,590)	(1,363,600)
Financing costs paid on Credit facility	(35,000)	(193,659)
Borrowings under Credit Facility	79,700,000	121,608,702
Repayments of Credit Facility	(116,701,700)	(97,559,902)
Net Cash Provided by Financing Activities	$13,602,125	$60,861,141
Net Decrease in Cash and Cash Equivalents	$(28,832,608)	$(31,755,113)
Cash and Cash Equivalents Balance at Beginning of Period	$48,043,329	$44,174,856
Cash and Cash Equivalents Balance at End of Period	$19,210,721	$12,419,743
Supplemental and Non-Cash Activities
Cash paid for interest expense	$25,653,343	$18,012,797
Income and excise tax paid	1,141,061	3,249,944
Increase in dividends payable	3,215,948	1,043,498
(Decrease) increase in deferred offering costs	(1,100)	227,109

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(4)(5)
2X LLC	(9)									Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		6/5/2023	6/5/2028	Services: Business	$5,500,208	5,369,314	5,445,206	1.71%
2X Investors LP Class A Units		Equity						6/5/2023			58,949	589,496	572,719	0.18%
Total												$5,958,810	$6,017,925	1.89%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	11.65%		5/7/2021	5/7/2026	Services: Business	$15,237,500	15,107,037	15,237,500	4.79%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.65%		5/7/2021	5/7/2026		649,510	649,510	649,510	0.20%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	66,754	0.02%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	600,785	0.19%
Total												$16,535,959	$16,554,549	5.20%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	2.00%	12.24%		6/4/2021	6/4/2026	Aerospace & Defense	$14,325,000	14,155,309	14,253,375	4.48%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	12.24%		6/4/2021	6/4/2026		100,000	100,000	99,500	0.03%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			23,859	88,733	124,047	0.04%
Total												$15,111,971	$14,476,922	4.55%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.89%		3/31/2023	3/31/2028	Services: Business	$8,234,299	8,043,923	8,234,299	2.59%
AR-USA Holdings, LLC Class A Units		Equity						3/31/2023			141	141,261	214,565	0.07%
Total												$8,185,184	$8,448,864	2.66%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	First Lien	1M SOFR+	7.50%	1.00%	11.25%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,018,750	16,819,198	14,636,124	4.60%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			353	35,308	15,828	0.00%
Total												$17,382,901	$14,651,952	4.60%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		3/5/2021	5/9/2028	Services: Business	$10,220,625	10,109,467	10,016,213	3.15%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		4/15/2022	5/9/2028		3,189,548	3,147,215	3,125,757	0.98%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		3/5/2021	5/9/2028		40,000	40,000	39,200	0.01%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	606,733	1,765,399	0.55%
Total												$13,903,415	$14,946,569	4.69%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	28,410	0.01%
Total												$375,000	$28,410	0.01%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,456,288	0.77%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	7,245,688	2.28%
Total												$-	$9,701,976	3.05%
ArborWorks Acquisition LLC										Oakhurst, CA
Term Loan	(11)(18)	First Lien	1M SOFR+	7.00%	1.00%	-%		11/23/2021	11/9/2026	Environmental Industries	$14,923,831	14,825,696	5,745,675	1.81%
Revolver	(11)(18)	First Lien	1M SOFR+	0.00%	1.00%	-%		11/23/2021	11/9/2026		3,446,002	3,446,002	1,326,711	0.42%
ArborWorks Holdings LLC Units		Equity						12/29/2021			115	115,385	-	0.00%
ArborWorks Holdings LLC Class A-1 Units		Equity						5/15/2023			29	15,515	-	0.00%
Total												$18,402,598	$7,072,386	2.23%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Archer Systems, LLC	(9)									Houston, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.54%		8/11/2022	8/11/2027	Services: Business	$3,788,754	3,751,744	3,788,754	1.19%
CF Arch Holdings LLC Class A Units		Equity						8/10/2022			100,000	100,000	151,168	0.05%
Total												$3,851,744	$3,939,922	1.24%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	11.29%		3/22/2022	3/22/2028	Capital Equipment	$12,000,000	11,810,730	12,000,000	3.77%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	11.29%		4/17/2023	3/22/2028		$1,893,610	1,858,191	1,893,610	0.60%
Revolver	(11)	First Lien	1M SOFR+	5.75%	2.00%	11.17%		3/22/2022	3/22/2028		80,000	80,000	80,000	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	11.29%		3/22/2022	3/22/2028		100,000	99,161	100,000	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	780,891	0.25%
Total												$14,291,718	$14,854,501	4.68%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	11.36%		7/5/2022	7/5/2027	Capital Equipment	$13,701,636	13,479,303	13,701,636	4.31%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	805,661	0.25%
Total												$14,223,073	$14,507,297	4.56%
BLP Buyer, Inc.	(9)									Houston, TX
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.25%	12.02%		2/1/2022	2/1/2027	Capital Equipment	$6,132,049	6,044,461	6,101,389	1.92%
Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	12.27%		4/14/2023	2/1/2027		$1,729,958	1,683,744	1,721,308	0.54%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.25%	11.92%		2/1/2022	2/1/2027		76,566	76,566	76,183	0.02%
BL Products Parent, L.P. Class A Units		Equity						2/1/2022			879,060	983,608	1,316,125	0.41%
Total												$8,788,379	$9,215,005	2.89%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	12.63%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,592,857	15,526,148	15,592,857	4.90%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	1,329,108	0.42%
Total												$16,442,163	$16,921,965	5.32%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	10.79%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,045,000	9,917,365	10,045,000	3.16%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	494,949	0.16%
Total												$10,167,365	$10,539,949	3.32%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	12.09%		2/19/2021	2/19/2026	Services: Business	$8,549,525	8,458,104	8,506,777	2.67%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	259,707	0.08%
Total												$8,708,104	$8,766,484	2.75%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	6.75%	1.00%	12.17%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,658,911	4,550,245	4,635,616	1.46%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	59,128	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity						3/15/2023			341,091	341,091	320,323	0.10%
Total												$4,954,297	$5,015,067	1.58%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.00%	11.60%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,946,832	13,769,619	13,807,364	4.34%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.58%		9/1/2021	9/1/2026		3,011,596	2,991,683	2,981,480	0.94%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	225,062	0.07%
Total												$16,982,232	$17,013,906	5.35%
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.00%	12.53%		2/24/2022	2/7/2027	Retail	$13,287,041	13,190,845	13,087,735	4.11%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.00%	12.53%		3/27/2023	2/7/2027	Retail	1,694,182	1,679,006	1,668,769	0.52%
Revolver	(11)	First Lien	3M SOFR+	7.00%	1.00%	12.60%		2/24/2022	2/7/2027		49,998	49,998	49,248	0.02%
Total												$14,919,849	$14,805,752	4.65%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	12.04%		12/21/2020	12/21/2025	Services: Consumer	$6,699,028	6,632,116	6,665,533	2.10%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	5	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	470,841	0.15%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	1	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	100,542	0.03%
Total												$7,265,264	$7,236,922	2.28%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.87%		8/2/2023	8/2/2028	Environmental Industries	$9,595,100	9,360,916	9,360,916	2.94%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		8/2/2023	8/2/2028		8,333	8,333	8,130	0.00%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			2,508	250,761	250,800	0.08%
Total												$9,620,010	$9,619,846	3.02%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	12.04%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,950,000	4,863,835	4,950,000	1.56%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	264,343	0.08%
Total												$5,149,549	$5,214,343	1.64%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.89%		6/30/2023	6/30/2028	High Tech Industries	$10,083,715	9,889,469	9,889,469	3.11%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	626,690	0.20%
Total												$10,516,159	$10,516,159	3.31%
Curion Holdings, LLC										Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.00%	12.29%		7/29/2022	7/29/2027	Services: Business	$12,929,401	12,720,756	12,541,519	3.94%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.00%	12.29%		7/29/2022	7/29/2027		100,000	100,000	97,000	0.03%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	685,539	0.22%
Total												$13,560,755	$13,324,058	4.19%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(4)(11)	Second Lien	1M SOFR+	8.50%	1.00%	13.92%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,937,449	10,000,000	3.14%
Total												$9,937,449	$10,000,000	3.14%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	11.67%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,043,265	9,006,651	8,998,049	2.83%
Total												$9,006,651	$8,998,049	2.83%
DTE Enterprises, LLC										Roselle, IL
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	275,763	0.09%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	1,241,097	0.39%
Total												$1,189,888	$1,516,860	0.48%
EH Real Estate Services, LLC										Skokie, IL
Term Loan A-1 (SBIC)	(4)(17)	First Lien		12.00%		-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$5,337,200	5,249,242	1,601,160	0.50%
Term Loan A-2 (SBIC)	(4)(17)	First Lien		12.00%		-%	-%	4/3/2023	9/3/2026		$1,140,558	1,140,558	1,140,558	0.36%
Term Loan A-2	(17)	First Lien		12.00%		-%	-%	4/3/2023	9/3/2026		$570,279	570,279	570,279	0.18%
Term Loan A-3 (SBIC)	(4)(17)	First Lien		12.00%		-%	-%	6/7/2023	9/3/2026		$392,910	392,910	392,910	0.12%
Term Loan A-3	(17)	First Lien		12.00%		-%	-%	6/7/2023	9/3/2026		$196,455	196,455	196,455	0.06%
Term Loan A-4 (SBIC)	(4)(17)	First Lien		12.00%		-%	-%	7/12/2023	9/3/2026		$1,003,691	1,003,691	1,003,691	0.32%
Term Loan A-4	(17)	First Lien		12.00%		-%	-%	7/12/2023	9/3/2026		$501,846	501,846	501,846	0.16%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$16,946,623	$5,406,899	1.70%
EHI Buyer, Inc.	(9)									Grand Prarie, TX
Term A Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.89%		7/31/2023	7/31/2029	Environmental Industries	$6,111,343	5,961,449	5,961,448	1.87%
EHI Group Holdings, L.P. Class A Units		Equity						7/31/2023			618	617,801	617,801	0.19%
Total												$6,579,250	$6,579,249	2.06%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Elliott Aviation, LLC	(9)									Moline, IL
Term Loan	(11)	First Lien	1M SOFR+	8.00%	2.00%	11.47%	2.00%	1/31/2020	6/30/2025	Aerospace & Defense	$8,493,140	8,444,039	7,389,032	2.32%
Revolver A	(11)	First Lien	1M SOFR+	8.00%	2.00%	11.47%	2.00%	1/31/2020	6/30/2025		1,403,251	1,403,251	1,220,828	0.38%
Revolver B	(11)	First Lien	1M SOFR+	8.00%	2.00%	11.47%	2.00%	3/1/2023	6/30/2025		333,926	333,926	290,516	0.09%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			900,000	900,000	-	0.00%
Total												$11,081,216	$8,900,376	2.79%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	242,989	0.08%
Class B Common Units		Equity						12/30/2014			3,017	-	638,973	0.20%
Total												$-	$881,962	0.28%
Equine Network, LLC	(9)									Boulder, CO
Term A Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	12.15%		5/22/2023	5/22/2028	Services: Consumer	$4,995,699	4,876,957	4,945,742	1.55%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	12.15%		5/22/2023	5/22/2028		12,000	12,000	11,880	0.00%
Total												$4,888,957	$4,957,622	1.55%
Evriholder Acquisition, Inc.	(9)									Anaheim, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	12.29%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,837,500	12,549,100	12,837,500	4.04%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,034,409	0.33%
Total												$13,422,433	$13,871,909	4.37%
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.29%	1.00%	2/8/2019	2/8/2024	Services: Business	$16,317,614	16,285,542	15,991,261	5.04%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.29%	1.00%	7/15/2022	2/8/2024		991,799	986,556	971,963	0.31%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	367,199	0.12%
Total												$18,394,348	$17,330,423	5.47%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	5.75%	1.00%	11.17%		3/16/2022	3/16/2027	Software	$8,834,320	8,736,756	8,790,148	2.76%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	377,535	0.12%
Total												$9,114,291	$9,167,683	2.88%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	12.04%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,875,000	9,715,841	9,677,500	3.04%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	12.04%		4/29/2022	4/29/2028		56,667	56,667	55,534	0.02%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	321,832	0.10%
Total												$10,134,942	$10,054,866	3.16%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	14.49%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,470,263	4,320,000	1.36%
Total												$4,470,263	$4,320,000	1.36%
Green Intermediateco II, Inc.	(9)									Irvine, CA
Term Loan	(11)	First Lien	3M SOFR+	6.75%	2.00%	12.12%		8/8/2023	8/8/2028	High Tech Industries	$11,170,252	10,897,577	10,897,577	3.43%
Green Topco Holdings, LLC Class A Units		Equity						8/8/2023			271,401	271,401	271,401	0.09%
Total												$11,168,978	$11,168,978	3.52%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.92%		10/18/2019	4/2/2025	Beverage, Food, & Tobacco	$12,426,405	12,395,693	12,426,405	3.91%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.93%		10/18/2019	4/2/2025		2,280,303	2,280,303	2,280,303	0.72%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	3,407,235	1.07%
Total												$16,643,129	$18,113,943	5.70%
Health Monitor Holdings, LLC										Montvale, NJ
Health Monitor Holdings, LLC Series A Preferred Units		Equity						5/15/2019		Media: Advertising, Printing & Publishing	1,105,838	1,052,919	1,052,919	0.33%
Total												$1,052,919	$1,052,919	0.33%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Heartland Business Systems, LLC	(9)									Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.79%		8/26/2022	8/26/2027	High Tech Industries	$9,900,000	9,737,093	9,900,000	3.11%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.79%		8/26/2022	8/26/2027		49,750	49,299	49,750	0.02%
AMCO HBS Holdings, LP Class A Units	(6)	Equity						8/26/2022			2,861	249,873	705,860	0.22%
Total												$10,036,265	$10,655,610	3.35%
Heat Makes Sense Shared Services, LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	10.87%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,107	92,443	94,107	0.03%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	77,778	207,327	0.07%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	59,236	0.02%
Total												$192,443	$360,670	0.12%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.79%		12/17/2021	12/17/2026	Services: Business	$13,201,462	13,018,417	13,069,447	4.11%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.79%		12/17/2021	12/17/2026		96,000	96,000	95,040	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.79%		12/17/2021	12/17/2026		320,679	318,152	317,472	0.10%
HV Acquisition VI, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	2,046,367	0.64%
Total												$15,064,160	$15,528,326	4.88%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	3,113,861	0.98%
Total												$-	$3,113,861	0.98%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units	(6)	Equity						1/1/2018		Finance	9,962	449,758	1,764,755	0.55%
Total												$449,758	$1,764,755	0.55%
Impact Home Services LLC	(9)									Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		4/28/2023	4/28/2028	Services: Consumer	$5,922,057	5,782,855	5,803,616	1.82%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		6/30/2023	4/28/2028	Services: Consumer	$269,184	262,697	263,800	0.08%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		4/28/2023	4/28/2028		55,833	55,833	54,716	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			311	310,844	214,078	0.07%
Total												$6,412,229	$6,336,210	1.99%
Infolinks Media Buyco, LLC	(9)									Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	11.17%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,375,813	8,264,143	8,375,813	2.63%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.75%	1.00%	11.17%		11/1/2021	11/1/2026		$1,481,288	1,467,374	1,481,288	0.47%
Tower Arch Infolinks Media, LP LP Interests	(6)(16)	Equity						10/28/2021			450,462	422,930	754,067	0.24%
Total												$10,154,447	$10,611,168	3.34%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	11.29%		7/30/2021	7/30/2026	Software	$9,800,000	9,680,650	9,702,000	3.05%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	11.29%		3/31/2022	7/30/2026		7,387,500	7,285,719	7,313,625	2.30%
Credit Connection Holdings, LLC Series A Units		Equity						7/30/2021			804,384	804,384	900,834	0.28%
Total												$17,770,753	$17,916,459	5.63%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	11.25%		2/15/2022	2/15/2027	High Tech Industries	£9,875,000	$13,197,258	$11,930,055	3.75%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	11.38%		2/15/2022	2/15/2027		$82,500	81,855	82,500	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	908,651	0.29%
Total												$14,062,869	$12,921,206	4.07%
Integrated Oncology Network, LLC	(9)									Newport Beach, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.40%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,713,138	15,658,214	15,477,440	4.87%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.40%		11/1/2021	6/24/2025		1,087,669	1,081,086	1,071,354	0.34%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.52%		7/17/2019	6/24/2025		498,165	498,165	490,693	0.15%
Total												$17,237,465	$17,039,487	5.36%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
International Designs Holdings LLC										Farmingville, NY
Common Units		Equity						4/1/2022		Construction & Building	200,000	200,000	148,670	0.05%
Total												$200,000	$148,670	0.05%
Interstate Waste Services, Inc.										Amsterdam, OH
Common Stock		Equity						1/15/2020		Environmental Industries	21,925	946,125	342,465	0.11%
Total												$946,125	$342,465	0.11%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	12.23%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,771,920	5,715,986	5,771,920	1.81%
Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	12.23%		10/18/2019	10/18/2027		8,117,989	8,039,721	8,117,989	2.55%
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	12.23%		8/31/2021	10/18/2027		3,040,324	3,007,974	3,040,324	0.96%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	173,189	0.05%
Total												$16,763,681	$17,103,422	5.37%
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.50%	12.15%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,381,042	5,317,010	5,273,421	1.66%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	12.15%		8/28/2019	8/28/2025		4,967,116	4,929,802	4,867,774	1.53%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	12.15%		6/1/2021	8/28/2025		1,104,255	1,093,300	1,082,170	0.34%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.50%	12.15%		8/28/2019	8/28/2025		319,149	319,149	312,766	0.10%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	998,057	0.31%
Total												$12,958,952	$12,534,188	3.94%
J.R. Watkins, LLC										San Francisco, CA
Term Loan (SBIC)	(4)	First Lien		12.00%		7.00%	5.00%	12/22/2017	3/31/2024	Consumer Goods: Non-Durable	$13,192,965	13,192,965	7,717,885	2.43%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	-	0.00%
Total												$14,325,541	$7,717,885	2.43%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	First Lien	1M SOFR+	5.50%	-%	10.92%		12/28/2018	11/15/2024	Metals & Mining	$16,668,750	16,612,448	16,585,405	5.22%
Total												$16,612,448	$16,585,405	5.22%
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(4)(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	13.31%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,652,308	9,750,000	3.06%
Term Loan	(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	13.31%		12/24/2020	12/24/2025		1,500,000	1,484,970	1,500,000	0.47%
Total												$11,137,278	$11,250,000	3.53%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)(19)	First Lien	PRIME+	6.50%	-%	-%		4/3/2020	6/30/2023	Consumer Goods: Durable	$1,580,768	1,580,768	821,999	0.26%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	-	0.00%
Total												$5,580,768	$821,999	0.26%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.79%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,510,954	7,410,599	7,510,954	2.36%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	245,110	0.08%
Total												$7,785,599	$7,756,064	2.44%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	12.09%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,329,085	13,121,614	13,195,794	4.15%
Revolver	(6)(11)	First Lien	1M SOFR+	6.50%	1.00%	11.93%		6/6/2022	6/6/2027		30,000	30,000	29,700	0.01%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	221,011	0.07%
Total												$13,542,888	$13,446,505	4.23%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.54%		9/2/2022	9/2/2027	Consumer Goods: Durable	$99,000	97,774	98,505	0.03%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.54%		9/2/2022	9/2/2027		86,667	86,667	86,234	0.03%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	81,364	0.03%
Total												$284,441	$266,103	0.09%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	12.39%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,506,571	4,386,742	4,484,038	1.41%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			394,767	394,767	394,767	0.12%
Total												$4,781,509	$4,878,805	1.53%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	1.00%	11.42%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$8,945,557	8,874,557	8,945,557	2.81%
Total												$8,874,557	$8,945,557	2.81%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.48%	1.00%	11.87%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,096,167	15,909,146	15,935,204	5.01%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	990,813	0.31%
Total												$16,842,479	$16,926,017	5.32%
Monitorus Holding, LLC	(7)									London, UK
Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	12.65%		5/24/2022	5/24/2027	Media: Diversified & Production	$100,000	99,226	99,500	0.03%
Revolver	(11)	First Lien	3M SOFR+	7.00%	1.00%	12.65%		5/24/2022	5/24/2027		€100,000	108,716	108,172	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	12.65%		5/24/2022	5/24/2027		€100,000	100,931	100,426	0.03%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			€557,689	11,156	12,961	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			€557,682	11,156	12,960	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			€557,682	11,156	12,960	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			€557,682	11,156	12,960	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			€557,682	11,156	12,960	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			€557,682	11,156	12,960	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			€557,682	11,156	12,960	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			€557,682	11,156	12,960	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			€557,682	11,156	12,960	0.00%
Total												$409,277	$424,739	0.09%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Freemont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	11.57%		8/3/2023	8/3/2029	Construction & Building	$4,439,439	4,341,427	4,341,427	1.36%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			357	356,800	356,800	0.11%
Total												$4,698,227	$4,698,227	1.47%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	12.14%		8/30/2019	8/30/2024	Services: Business	$8,407,498	8,371,290	8,407,498	2.64%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	12.14%		8/30/2019	8/30/2024		5,301,800	5,278,967	5,301,800	1.67%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	423,825	0.13%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	423,825	0.13%
Total												$14,091,015	$14,556,948	4.57%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	12.14%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,878,670	4,962,500	1.56%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.50%	12.14%		10/12/2022	10/12/2027		33,333	33,333	33,333	0.01%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	259,103	0.08%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	61,355	0.02%
Total												$5,239,726	$5,316,291	1.67%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.50%	1.00%	13.99%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,555,212	7,615,000	2.39%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	915,014	0.29%
Total												$8,350,214	$8,530,014	2.68%
NuMet Machining Techniques, LLC	(7)									Birmingham, United Kingdom
Term Loan	(11)(14)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,553,102	-	0.00%
Bromford Industries Limited Term Loan	(11)(14)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026		7,800,000	7,722,555	-	0.00%
Total												$20,275,657	$-	0.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NuSource Financial, LLC										Eden Prairie, MN
NuSource Financial Acquisition, Inc. (SBIC II)	(5)	Unsecured		13.75%		4.00%	9.75%	1/29/2021	7/29/2026	Services: Business	5,881,652	5,826,223	5,587,569	1.76%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$5,826,223	$5,587,569	1.76%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	First Lien	3M SOFR+	6.21%	1.00%	11.60%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$9,145,708	9,098,393	9,145,708	2.87%
Term Loan	(11)	First Lien	3M SOFR+	6.21%	1.00%	11.60%		10/28/2021	11/15/2025		3,850,203	3,817,395	3,850,203	1.21%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	1,895,863	0.60%
Total												$13,888,591	$14,891,774	4.68%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	12.39%		11/16/2022	11/16/2027	Services: Business	$12,796,559	12,573,598	12,796,559	4.02%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	717,526	0.23%
Total												$13,180,340	$13,514,085	4.25%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	3,790,459	1.19%
Total												$119,281	$3,790,459	1.19%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	11.54%		7/1/2019	7/1/2024	Transportation & Logistics	$13,955,184	13,901,627	13,955,184	4.39%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	11.54%		7/1/2019	7/1/2024		1,830,188	1,823,164	1,830,188	0.58%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	11.54%		7/1/2019	7/1/2024		965,000	965,000	965,000	0.30%
PCS Software Parent, LLC Class A Common Units	(6)	Equity						9/16/2022			461,216	-	434,793	0.14%
Total												$16,689,791	$17,185,165	5.41%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.50%	11.79%		8/31/2022	8/31/2027	Consumer Goods: Durable	$9,900,000	9,737,095	9,702,000	3.05%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.50%	11.79%		8/31/2022	8/31/2027		25,000	25,000	24,500	0.01%
Total												$9,762,095	$9,726,500	3.06%
Peltram Plumbing Holdings, LLC	(9)									Auburn, WA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		12/30/2021	12/30/2026	Construction & Building	$16,201,228	15,977,159	16,120,221	5.07%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.89%		12/30/2021	12/30/2026		42,500	42,500	42,288	0.01%
Peltram Group Holdings LLC Class A Units		Equity						12/30/2021			508,516	508,516	384,865	0.12%
Total												$16,528,175	$16,547,374	5.20%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	10.68%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$13,250,600	13,206,664	13,250,600	4.17%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,817,394	0.89%
Total												$13,206,664	$16,067,994	5.06%
Protect America, Inc.										Austin, TX
Term Loan	(11)(13)	Second Lien	3M SOFR+	7.75%	1.00%	-%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,749	-	0.00%
Total												$17,979,749	$-	0.00%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	6.00%	1.50%	12.57%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$8,837,476	8,674,567	8,793,289	2.76%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	481,059	0.15%
Total												$9,385,167	$9,274,348	2.91%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	12.02%		5/1/2023	8/2/2027	High Tech Industries	$5,970,000	5,859,532	5,940,150	1.87%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	12.02%		5/1/2023	8/2/2027		44,972	44,972	44,747	0.01%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			143,055	165,078	129,172	0.04%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			134,841	78,390	78,390	0.02%
Total												$6,147,972	$6,192,459	1.94%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	12.28%	1.00%	4/28/2021	9/9/2025	Construction & Building	$9,229,554	9,149,949	9,137,258	2.87%
Delayed Draw Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	12.28%	1.00%	4/28/2021	9/9/2025		46,288	46,039	45,825	0.01%
Total												$9,195,988	$9,183,083	2.88%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.59%		1/7/2020	1/7/2025	Services: Business	$12,481,823	12,405,969	12,419,414	3.90%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	396,840	0.12%
Total												$13,071,699	$12,816,254	4.02%
Service Minds Company, LLC	(9)									Bradenton, FL
Term Loan	(11)	First Lien	6M SOFR+	7.50%	1.00%	11.37%	2.00%	2/7/2022	2/7/2028	Services: Consumer	$5,317,593	5,236,106	5,104,889	1.60%
Revolver	(11)	First Lien	6M SOFR+	7.50%	1.00%	10.90%	2.00%	2/7/2022	2/7/2028		80,008	80,008	76,808	0.02%
Delayed Draw Term Loan	(11)	First Lien	6M SOFR+	7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028		99,009	98,161	95,049	0.03%
Total												$5,414,275	$5,276,746	1.65%
SIB Holdings, LLC	(9)									Charleston, SC
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.81%		10/29/2021	10/29/2026	Services: Business	$12,545,260	12,378,593	12,294,355	3.86%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.81%		6/15/2022	10/29/2026		843,422	826,813	826,554	0.26%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.81%		7/20/2022	10/29/2026		2,249,126	2,214,599	2,204,143	0.69%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.81%		10/29/2021	10/29/2026		2,811,407	2,790,649	2,755,179	0.87%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.81%		10/29/2021	10/29/2026		123,333	123,333	120,866	0.04%
SIB Holdings, LLC Units		Equity						10/29/2021			238,095	500,000	325,965	0.10%
Total												$18,833,987	$18,527,062	5.82%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units	(6)	Equity						3/1/2021		Aerospace & Defense	546,543	537,049	685,572	0.22%
Total												$537,049	$685,572	0.22%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.74%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,501,898	10,245,607	10,245,606	3.22%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			434,504	434,504	434,504	0.14%
Total												$10,680,111	$10,680,110	3.36%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.55%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$98,491	97,404	95,536	0.03%
Total												$97,404	$95,536	0.03%
Trade Education Acquisition, L.L.C.										Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.25%	1.00%	11.67%		12/28/2021	12/28/2027	Education	$9,754,353	9,607,251	8,974,005	2.82%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	209,341	0.07%
Total												$10,269,911	$9,183,346	2.89%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.79%		3/2/2021	3/2/2026	Software	$9,651,515	9,547,158	9,555,000	3.00%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.79%		8/4/2023	3/2/2026		$2,467,044	2,420,326	2,442,374	0.77%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	11.79%		3/2/2021	3/2/2026		$33,333	33,333	33,000	0.01%
TradePending Holdings, LLC Series A Units	(6)	Equity						3/2/2021			908,333	967,114	1,457,959	0.46%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	384,242	0.12%
Total												$13,228,185	$13,872,575	4.36%
Unicat Catalyst Holdings, LLC	(21)									Alvin, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.92%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,078,125	6,997,458	6,724,219	2.11%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	137,927	0.04%
Total												$7,747,458	$6,862,146	2.15%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
U.S. Auto Sales, Inc. et al	(7)									Lawrenceville, GA
USASF Blocker II LLC Units		Equity						6/8/2015		Finance	441	441,000	-	0.00%
USASF Blocker III LLC 2018 Series Units		Equity						2/13/2018			50	50,000	-	0.00%
USASF Blocker III LLC 2019 Series Units		Equity						12/27/2019			75	75,000	-	0.00%
USASF Blocker IV LLC Units		Equity						5/27/2020			110	110,000	-	0.00%
USASF Blocker IV LLC 2022 Series Units		Equity						7/28/2022			100	100,000	-	0.00%
USASF Blocker V LLC Units		Equity						12/20/2022			200	200,000	-	0.00%
USASF Blocker LLC Units		Equity						6/8/2015			9,000	9,000	-	0.00%
Total												$985,000	$-	0.00%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.59%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,746,595	15,528,259	15,667,862	4.93%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,372,932	1,316,740	1,772,330	0.56%
Total												$16,844,999	$17,440,192	5.49%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	8.00%	1.50%	6.54%	7.00%	3/13/2020	3/13/2026	Services: Business	$13,481,295	13,360,849	12,335,385	3.88%
Term Loan B	(11)	First Lien	3M SOFR+	8.00%	1.50%	6.54%	7.00%	3/13/2020	3/13/2026		153,390	152,020	140,352	0.04%
Revolver	(11)	First Lien	3M SOFR+	8.00%	1.50%	6.54%	7.00%	3/13/2020	3/13/2026		2,354,013	2,354,013	2,153,922	0.68%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	8.00%	1.50%	6.54%	7.00%	3/13/2020	3/13/2026		4,596,451	4,572,568	4,205,753	1.32%
Venbrook Holdings, LLC Convertible Term Loan	(15)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		96,214	96,214	88,036	0.03%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$21,354,926	$18,923,448	5.95%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023		Beverage, Food, & Tobacco	107,418	107,418	96,676	0.03%
Total												$607,418	$96,676	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	12.04%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,512,000	12,362,165	12,386,880	3.89%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	12.04%		6/25/2021	6/25/2026		82,500	82,500	81,675	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	12.04%		6/25/2021	6/25/2026		2,204,354	2,189,987	2,182,310	0.69%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	1,057,287	0.33%
Total												$15,688,130	$15,708,152	4.94%
Total Non-controlled, non-affiliated investments												$941,679,195	$886,338,148	278.61%
Net Investments												$941,679,195	$886,338,148	278.61%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(568,212,368)	(178.61)%
NET ASSETS													$318,125,780	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

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

(4)
Investments held by the SBIC subsidiary (as defined in Note 1), which include $2,508,104 of cash and $233,915,221 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1), which include $16,042,550 of cash and $249,092,843 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(6) Security is income producing through dividends or distributions.
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 97.8% of the Company’s total assets as of September 30, 2023.

(8)
Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)
September 30, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments:

(10)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$100,000	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	649,510	0.50%	May 7, 2026
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	100,000	1.00%	March 31, 2028
Anne Lewis Strategies, LLC	Revolver	60,000	0.50%	May 9, 2028
Archer Systems, LLC	Revolver	100,000	0.50%	August 11, 2027
Axis Portable Air, LLC	Revolver	20,000	0.50%	March 22, 2028
BLP Buyer, Inc.	Revolver	23,434	0.50%	February 1, 2027
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
CEATI International Inc.	Revolver	100,000	0.50%	February 19, 2026
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	100,000	0.50%	September 1, 2026
Channel Partners Intermediateco, LLC	Revolver	116,668	0.50%	February 7, 2027
CompleteCase, LLC	Revolver	166,667	0.50%	December 21, 2025
Compost 360 Acquisition, LLC	Revolver	91,667	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	4,096,741	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	100,000	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
DRS Holdings III, Inc.	Revolver	909,091	0.50%	November 1, 2025
EHI Buyer, Inc.	Revolver	100,000	0.50%	July 31, 2029
EHI Buyer, Inc.	Delayed Draw Term Loan	3,055,671	1.00%	July 31, 2029
Elliott Aviation, LLC	Revolver B	332,741	0.50%	June 30, 2025
Equine Network, LLC	Revolver	100,000	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	88,000	1.00%	May 22, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
Florachem Corporation	Revolver	43,333	0.50%	April 29, 2028
Florachem Corporation	Delayed Draw Term Loan	100,000	0.50%	April 29, 2028
Green Intermediateco II, Inc.	Delayed Draw Term Loan	500,000	0.50%	August 8, 2028
GS HVAM Intermediate, LLC	Revolver	371,212	0.50%	April 2, 2025
Heartland Business Systems, LLC	Delayed Draw Term Loan	50,000	0.50%	August 26, 2027
Heat Makes Sense Shared Services, LLC	Revolver	100,000	0.50%	July 1, 2028
HV Watterson Holdings, LLC	Revolver	4,000	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	2,555,354	1.00%	December 17, 2026
Impact Home Services LLC	Revolver	44,167	0.50%	April 28, 2028
Infolinks Media Buyco, LLC	Delayed Draw Term Loan	990,000	0.50%	November 1, 2026

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Informativ, LLC	Revolver	$100,000	0.50%	July 30, 2026
Inoapps Bidco, LLC	Revolver	100,000	0.50%	February 15, 2027
Integrated Oncology Network, LLC	Revolver	55,352	0.50%	June 24, 2025
Invincible Boat Company LLC	Revolver	744,681	0.50%	August 28, 2025
Ledge Lounger, Inc.	Revolver	100,000	0.50%	November 9, 2026
Lightning Intermediate II, LLC	Revolver	70,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	13,333	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	100,000	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	100,000	0.50%	May 19, 2026
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	2,864,154	1.00%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
Naumann/Hobbs Material Handling Corporation II, Inc.	Revolver – Working Capital	1,763,033	0.50%	August 30, 2024
NINJIO, LLC	Delayed Draw Term Loan	100,000	1.00%	October 12, 2027
NINJIO, LLC	Revolver	66,667	0.50%	October 12, 2027
Nutritional Medicinals, LLC	Revolver	2,000,000	0.50%	November 15, 2025
PCS Software, Inc.	Revolver	1,318,143	0.50%	July 1, 2024
Pearl Media Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Revolver	75,000	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	57,500	0.50%	December 30, 2026
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
RIA Advisory Borrower, LLC	Revolver	55,028	0.50%	August 2, 2027
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.75%	September 9, 2025
Sales Benchmark Index, LLC	Revolver	1,331,461	0.50%	January 7, 2025
Service Minds Company, LLC	Revolver	20,000	0.50%	February 7, 2028
SIB Holdings, LLC	Revolver	3,333	0.50%	October 29, 2026
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	100,000	0.50%	December 31, 2026
TradePending OpCo Aggregator, LLC	Delayed Draw Term Loan	687,007	0.50%	March 2, 2026
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	March 2, 2026
U.S. Expediters, LLC	Revolver	100,000	0.50%	December 22, 2026
Xanitos, Inc.	Revolver	17,500	0.50%	June 25, 2026

(a)
A
(10) This loan is a unitranche investment.
(11) These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(12) These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(13) Investment has been on non-accrual since June 28, 2019.
(14) Investment has been on non-accrual since April 1, 2022.
(15) This loan is convertible to common units at maturity or at the election of the issuer.
(16) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $299,538.
(17) Term Loan A-1, Term Loan A-2, Term Loan A-3 and Term Loan A-4 have been on non-accrual since January 1, 2023, April 3, 2023, June 7, 2023 and July 12, 2023, respectively.
(18) Investment has been on non-accrual since July 1, 2023.
(19)
Investment has been on non-accrual since August 10, 2023.
(20)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.50% and a maturity of February 8, 2024. The Company has full discretion to fund the revolver commitment.
(21)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an unfunded rate of 0.50% and a maturity of April 27, 2026. The Company has full discretion to fund the revolver commitment.

Abbreviation Legend

BSBY —  Bloomberg Short-Term Bank Yield Index

LIBOR —  London Interbank Offered Rate

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

SONIA —  Sterling Overnight Index Average

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(4)(5)
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.84%		5/7/2021	5/7/2026	Services: Business	$15,354,412	15,190,375	15,124,097	5.48%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.84%		5/7/2021	5/7/2026		$1,039,216	1,039,216	1,023,628	0.37%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	85,488	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	769,393	0.28%
Total												$17,009,003	$17,002,606	6.16%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.75%	1.00%	11.48%		6/4/2021	6/4/2026	Aerospace & Defense	$14,550,000	14,337,005	13,822,500	5.01%
Revolver	(11)	First Lien	3M LIBOR+	6.75%	1.00%	11.48%		6/4/2021	6/4/2026		100,000	100,000	95,000	0.03%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	48,571	0.02%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	35,552	0.01%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	293,847	0.11%
Total												$15,204,934	$14,295,470	5.18%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	11.88%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,150,000	16,908,205	13,977,250	5.07%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
Total												$17,436,600	$13,977,250	5.07%
AIP ATCO Buyer, LLC	(9)									Sterling Heights, MI
Term Loan	(11)	First Lien	6M SOFR+	6.50%	1.00%	11.31%		5/17/2022	5/17/2028	Automotive	$99,750	97,906	99,251	0.04%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.93%		5/17/2022	5/17/2028		50,000	50,000	49,750	0.02%
Total												$147,906	$149,001	0.06%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		3/5/2021	3/5/2026	Services: Business	$10,493,750	10,349,704	10,493,750	3.81%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/15/2022	3/5/2026		6,311,895	6,206,222	6,311,895	2.29%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	680,630	4,318,702	1.57%
Total												$17,236,556	$21,124,347	7.67%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	29,209	0.01%
Total												$375,000	$29,209	0.01%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,134,220	0.77%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	6,295,635	2.28%
Total												$-	$8,429,855	3.05%
ArborWorks Acquisition LLC	(9)									Oakhurst, CA
Term Loan	(11)	First Lien	3M LIBOR+	9.00%	1.00%	13.56%		11/23/2021	11/9/2026	Environmental Industries	$14,662,500	14,543,314	13,636,125	4.94%
Revolver	(11)	First Lien	3M LIBOR+	9.00%	1.00%	13.41%		11/23/2021	11/9/2026		2,307,692	2,307,692	2,146,154	0.78%
ArborWorks Holdings LLC Units		Equity						12/29/2021			115	115,385	-	0.00%
Total												$16,966,391	$15,782,279	5.72%
Archer Systems, LLC	(9)									Houston, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.92%		8/11/2022	8/11/2027	Services: Business	$1,000,000	981,305	985,000	0.36%
CF Arch Holdings LLC Class A Units		Equity						8/10/2022			100,000	100,000	106,221	0.04%
Total												$1,081,305	$1,091,221	0.40%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	10.48%		3/22/2022	3/22/2028	Capital Equipment	$12,000,000	11,784,686	11,940,000	4.33%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.48%		3/22/2022	3/22/2028		$100,000	99,050	99,500	0.04%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	686,447	0.25%
Total												$12,327,372	$12,725,947	4.62%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	10.75%		7/5/2022	7/5/2027	Capital Equipment	$13,863,087	13,602,312	13,655,141	4.95%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	590,291	0.21%
Total												$14,346,082	$14,245,432	5.16%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
BDS Solutions Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.71%		2/24/2022	2/7/2027	Retail	$13,388,469	13,273,471	13,187,642	4.78%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		2/24/2022	2/7/2027		30,065	30,065	29,614	0.01%
Total												$13,303,536	$13,217,256	4.79%
BLP Buyer, Inc.	(9)									Houston, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.49%		2/1/2022	2/1/2027	Capital Equipment	$6,178,740	6,074,029	6,024,272	2.18%
Revolver	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.67%		2/1/2022	2/1/2027		36,566	36,566	35,652	0.01%
BL Products Parent, L.P. Class A Units		Equity						2/1/2022			754,598	754,598	770,648	0.28%
Total												$6,865,193	$6,830,572	2.47%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	11.82%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,725,000	15,606,117	15,410,501	5.60%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	976,521	0.35%
Total												$16,522,132	$16,387,022	5.95%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.25%	1.00%	9.98%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,121,875	9,965,356	10,121,875	3.67%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	405,784	0.15%
Total												$10,215,356	$10,527,659	3.82%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		2/19/2021	2/19/2026	Services: Business	$13,263,750	13,083,737	12,998,475	4.71%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	268,194	0.10%
Total												$13,333,737	$13,266,669	4.81%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.76%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,180,959	13,961,673	13,684,625	4.96%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		9/1/2021	9/1/2026		3,062,093	3,037,434	2,954,920	1.07%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			22.09%	220,930	218,292	0.08%
Total												$17,220,037	$16,857,837	6.11%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		12/21/2020	12/21/2025	Services: Consumer	$11,248,696	11,103,143	10,967,479	3.98%
Revolver A	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		12/21/2020	12/21/2025		40,000	40,000	39,000	0.01%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	403,084	0.15%
Total												$11,664,882	$11,409,567	4.14%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.23%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,987,500	4,888,742	4,888,742	1.77%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	285,714	0.10%
Total												$5,174,456	$5,174,456	1.87%
Credit Connection, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		7/30/2021	7/30/2026	Software	$9,875,000	9,726,674	9,776,250	3.54%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		3/31/2022	7/30/2026		7,443,750	7,317,403	7,369,313	2.67%
Series A Units		Equity						7/30/2021			804,384	804,384	961,718	0.35%
Total												$17,848,461	$18,107,281	6.56%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		7/29/2022	7/29/2027	Services: Business	$13,027,351	12,784,145	12,701,667	4.61%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		7/29/2022	7/29/2027		70,000	70,000	68,250	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	590,535	0.21%
Total												$13,594,144	$13,360,452	4.84%
Data Centrum Communications, Inc.										Montvale, NJ
Term Loan B	(11)	First Lien	3M SOFR+	8.50%	1.00%	13.29%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,760,360	15,661,301	15,445,154	5.61%
Health Monitor Holdings, LLC Series A Preferred Units		Equity						5/15/2019			1,000,000	1,000,000	458,500	0.17%
Total												$16,661,301	$15,903,654	5.78%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Douglas Products Group, LP										Liberty, MO
Partnership Interests	(6)	Equity						12/27/2018		Chemicals, Plastics, & Rubber	322	-	695,072	0.25%
Total												$-	$695,072	0.25%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(4)(11)	Second Lien	1M LIBOR+	8.50%	1.00%	12.88%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,921,469	9,800,000	3.55%
Total												$9,921,469	$9,800,000	3.55%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,190,990	9,142,111	8,961,215	3.25%
Total												$9,142,111	$8,961,215	3.25%
DTE Enterprises, LLC	(9)									Roselle, IL
Term Loan	(11)	First Lien	3M LIBOR+	7.50%	1.50%	12.24%		4/13/2018	4/13/2023	Energy: Oil & Gas	$6,134,219	6,124,342	6,134,219	2.22%
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018			776,316	466,204	706,459	0.26%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	514,396	0.19%
Total												$7,314,230	$7,355,074	2.67%
EH Real Estate Services, LLC										Skokie, IL
Term Loan (SBIC)	(4)	First Lien		10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,874,359	7,750,451	5,866,397	2.13%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$15,642,093	$5,866,397	2.13%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.38%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$10,010,654	9,920,657	8,959,535	3.25%
Revolver	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.38%	2.00%	1/31/2020	1/31/2025		1,382,146	1,382,146	1,237,021	0.45%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			900,000	900,000	146,541	0.05%
Total												$12,202,803	$10,343,097	3.75%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	232,320	0.08%
Class B Common Units		Equity						12/30/2014			3,017	-	567,579	0.21%
Total												$-	$799,899	0.29%
Exacta Land Surveyors, LLC	(9)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.50%	10.48%		2/8/2019	2/8/2024	Services: Business	$16,374,375	16,286,433	16,128,760	5.86%
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		7/15/2022	2/8/2024		$995,000	980,742	980,075	0.36%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	969,726	0.35%
Total												$18,389,425	$18,078,561	6.57%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		3/16/2022	3/16/2027	Software	$8,992,885	8,875,308	8,857,992	3.21%
Revolver	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		3/16/2022	3/16/2027		20,000	20,000	19,700	0.01%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	341,050	0.12%
Total												$9,272,843	$9,218,742	3.34%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,950,000	9,768,170	9,751,000	3.54%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	365,198	0.13%
Total												$10,130,604	$10,116,198	3.67%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)(14)	Second Lien	3M LIBOR+	9.00%	1.50%	-%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,462,793	4,140,000	1.50%
Total												$4,462,793	$4,140,000	1.50%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,523,234	12,472,183	12,398,002	4.50%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		10/18/2019	10/2/2024		2,539,470	2,539,470	2,514,075	0.91%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	1,455,955	0.53%
Total												$16,978,786	$16,368,032	5.94%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Heartland Business Systems, LLC	(9)									Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.79%		8/26/2022	8/26/2027	Services: Business	$9,975,000	9,785,984	9,825,375	3.56%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.91%		8/26/2022	8/26/2027		25,000	24,753	24,625	0.01%
AMCO HBS Holdings, LP Class A Units		Equity						8/26/2022			2,861	286,065	444,511	0.16%
Total												$10,096,802	$10,294,511	3.73%
Heat Makes Sense Shared Services, LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.50%	0.75%	9.63%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$99,750	97,814	98,254	0.04%
Revolver	(11)	First Lien	6M SOFR+	5.50%	0.75%	10.37%		7/1/2022	7/1/2028		20,000	20,000	19,700	0.01%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	77,778	88,684	0.03%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	25,338	0.01%
Total												$217,814	$231,976	0.09%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026	Services: Business	$13,302,236	13,081,774	12,903,169	4.68%
Revolver	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026		16,000	16,000	15,520	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026		323,108	320,082	313,415	0.11%
HV Acquisition VI, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	1,374,844	0.50%
Total												$15,049,447	$14,606,948	5.30%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units	(6)	Equity						1/31/2018		Services: Business	750,000	-	3,238,328	1.17%
Total												$-	$3,238,328	1.17%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units		Equity						1/1/2018		Finance	9,962	464,619	1,033,332	0.37%
Total												$464,619	$1,033,332	0.37%
Infolinks Media Buyco, LLC	(9)									Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,439,750	8,304,246	8,439,750	3.06%
Tower Arch Infolinks Media, LP LP Interests	(6)(17)	Equity						10/28/2021			447,183	429,507	796,939	0.29%
Total												$8,733,753	$9,236,689	3.35%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	9.09%		2/15/2022	2/15/2027	High Tech Industries	£9,950,000	$13,260,842	$11,801,635	4.28%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.19%		2/15/2022	2/15/2027		$83,125	82,356	81,463	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	765,249	0.28%
Total												$14,126,954	$12,648,347	4.59%
Integrated Oncology Network, LLC	(9)									Newport Beach, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.71%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,832,478	15,724,809	15,357,505	5.58%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.71%		11/1/2021	6/24/2025		1,095,930	1,083,042	1,063,052	0.39%
Total												$16,807,851	$16,420,557	5.97%
International Designs Holdings LLC										Farmingville, NY
Common Units		Equity						4/1/2022		Construction & Building	200,000	200,000	195,412	0.07%
Total												$200,000	$195,412	0.07%
Interstate Waste Services, Inc.										Amsterdam, OH
Common Stock		Equity						1/15/2020		Environmental Industries	21,925	946,125	615,657	0.22%
Total												$946,125	$615,657	0.22%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,835,000	5,769,877	5,835,000	2.12%
Term Loan	(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		10/18/2019	10/18/2027		8,206,709	8,115,519	8,206,709	2.98%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		8/31/2021	10/18/2027		3,073,431	3,035,678	3,073,431	1.11%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	191,375	0.07%
Total												$16,921,074	$17,306,515	6.28%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,381,042	5,294,704	5,219,611	1.89%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025		4,967,116	4,916,760	4,818,103	1.75%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		6/1/2021	8/28/2025		1,104,255	1,089,478	1,071,127	0.39%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025		319,149	319,149	309,575	0.11%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	733,149	0.27%
Total												$12,919,782	$12,151,565	4.41%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(4)	First Lien		12.00%		7.00%	5.00%	12/22/2017	3/31/2024	Consumer Goods: Non-Durable	$12,764,441	12,764,441	11,168,886	4.05%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	149,640	0.05%
Total												$13,897,017	$11,318,526	4.10%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	First Lien	1M SOFR+	5.50%	-%	9.92%		12/28/2018	11/15/2024	Metals & Mining	$16,800,000	16,708,750	16,464,001	5.98%
Total												$16,708,750	$16,464,001	5.98%
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(4)(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.36%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,624,052	9,701,250	3.52%
Term Loan	(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.36%		12/24/2020	12/24/2025		1,500,000	1,480,623	1,492,500	0.54%
Total												$11,104,675	$11,193,750	4.06%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)	First Lien	3M LIBOR+	6.00%	1.00%	10.72%		4/3/2020	6/30/2023	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.57%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	4,000,000	1.45%
Total												$5,580,768	$5,580,768	2.02%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,568,289	7,446,619	7,416,923	2.69%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		11/9/2021	11/9/2026		33,333	33,333	32,666	0.01%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	302,593	0.11%
Total												$7,854,952	$7,752,182	2.81%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	11.54%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,587,067	13,340,843	13,179,455	4.78%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	398,677	298,376	0.11%
Total												$13,739,520	$13,477,831	4.89%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.73%		9/2/2022	9/2/2027	Consumer Goods: Durable	$99,750	98,331	98,254	0.04%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.73%		9/2/2022	9/2/2027		86,667	86,667	85,367	0.03%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	91,659	0.03%
Total												$284,998	$275,280	0.10%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	11.58%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,529,217	4,393,340	4,393,340	1.59%
Total												$4,393,340	$4,393,340	1.59%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.25%	1.00%	10.67%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$9,962,730	9,873,093	9,863,103	3.58%
Total												$9,873,093	$9,863,103	3.58%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,219,667	15,984,825	15,651,980	5.69%
Revolver	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		5/19/2021	5/19/2026		37,500	37,500	36,188	0.01%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	700,989	0.25%
Total												$16,955,658	$16,389,157	5.95%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Monitorus Holding, LLC	(7)(9)									London, UK
Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	11.73%		5/24/2022	5/24/2027	Media: Diversified & Production	$100,000	99,095	99,000	0.04%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	11.73%		5/24/2022	5/24/2027		€100,000	100,931	106,132	0.04%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Total												$300,430	$317,731	0.08%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.33%		8/30/2019	8/30/2024	Services: Business	$8,552,022	8,487,053	8,423,742	3.05%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.33%		8/30/2019	8/30/2024		5,392,937	5,351,968	5,312,043	1.93%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	314,486	0.11%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	314,486	0.11%
Total												$14,279,779	$14,364,757	5.20%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.33%		10/12/2022	10/12/2027	Media: Diversified & Production	$5,000,000	4,903,726	4,903,726	1.78%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	313,253	0.11%
Total												$5,216,979	$5,216,979	1.89%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M LIBOR+	8.50%	1.00%	13.23%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,536,527	7,386,550	2.68%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	536,120	0.19%
Total												$8,331,529	$7,922,670	2.87%
NuMet Machining Techniques, LLC	(7)									Birmingham, United Kingdom
Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,524,972	8,745,750	3.17%
Bromford Industries Limited Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026		7,800,000	7,704,685	5,382,000	1.95%
Total												$20,229,657	$14,127,750	5.12%
NuSource Financial, LLC										Eden Prairie, MN
Term Loan (SBIC II)	(5)(11)	First Lien	1M LIBOR+	9.00%	1.00%	13.12%		1/29/2021	1/29/2026	Services: Business	$11,562,548	11,403,406	11,215,672	4.07%
NuSource Financial Acquisition, Inc. (SBIC II)	(5)	Unsecured		13.75%		2.00%	11.75%	1/29/2021	7/29/2026		5,638,571	5,568,680	4,736,400	1.72%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$16,972,086	$15,952,072	5.79%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$9,848,290	9,781,484	9,700,566	3.52%
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		10/28/2021	11/15/2025		4,180,294	4,133,615	4,117,590	1.49%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	1,582,534	0.57%
Total												$14,887,902	$15,400,690	5.58%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	11.58%		11/16/2022	11/16/2027	Services: Business	$12,893,258	12,638,571	12,638,571	4.58%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	606,742	0.22%
Total												$13,245,313	$13,245,313	4.80%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	1,686,647	0.61%
Total												$119,281	$1,686,647	0.61%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024	Transportation & Logistics	$14,064,493	13,964,812	13,923,848	5.05%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024		1,844,524	1,831,451	1,826,079	0.66%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024		972,500	972,500	962,775	0.35%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			461,216	-	449,270	0.16%
Total												$16,768,763	$17,161,972	6.22%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.50%	10.98%		8/31/2022	8/31/2027	Consumer Goods: Durable	$9,975,000	9,785,984	9,775,500	3.54%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.93%		8/31/2022	8/31/2027		33,333	33,333	32,666	0.01%
Total												$9,819,317	$9,808,166	3.55%
Peltram Plumbing Holdings, LLC	(9)									Auburn, WA
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/30/2021	12/30/2026	Construction & Building	$16,579,758	16,304,977	15,999,467	5.81%
Peltram Group Holdings LLC Class A Units		Equity						12/30/2021			508,516	508,516	311,668	0.11%
Total												$16,813,493	$16,311,135	5.92%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M LIBOR+	5.25%	1.00%	9.64%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,278,846	14,221,712	14,278,846	5.18%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,773,121	1.01%
Total												$14,221,712	$17,051,967	6.19%
Protect America, Inc.										Austin, TX
Term Loan	(11)(13)	Second Lien	3M LIBOR+	7.75%	1.00%	-%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,749	-	0.00%
Total												$17,979,749	$-	0.00%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025	Construction & Building	$10,001,068	9,884,999	9,851,052	3.57%
Delayed Draw Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025		50,000	49,643	49,250	0.02%
Total												$9,934,642	$9,900,302	3.59%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		1/7/2020	1/7/2025	Services: Business	$12,481,823	12,366,809	12,169,777	4.41%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	390,822	0.14%
Total												$13,032,539	$12,560,599	4.55%
Service Minds Company, LLC	(9)									Bradenton, FL
Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	9.29%		2/7/2022	2/7/2028	Services: Consumer	$5,357,887	5,264,150	5,223,940	1.89%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.44%		2/7/2022	2/7/2028		30,000	30,000	29,250	0.01%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	9.29%		2/7/2022	2/7/2028		32,081	31,791	31,279	0.01%
Total												$5,325,941	$5,284,469	1.91%
SIB Holdings, LLC	(9)									Charleston, SC
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026	Services: Business	$12,789,331	12,584,996	12,405,651	4.50%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		6/15/2022	10/29/2026		859,747	842,658	833,955	0.30%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		7/20/2022	10/29/2026		2,292,657	2,250,559	2,223,877	0.81%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026		2,865,822	2,840,406	2,779,847	1.01%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026		70,754	70,754	68,631	0.02%
SIB Holdings, LLC Units		Equity						10/29/2021			238,095	500,000	342,821	0.12%
Total												$19,089,373	$18,654,782	6.76%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	500,000	500,000	759,769	0.28%
Total												$500,000	$759,769	0.28%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.14%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$99,245	97,936	95,771	0.03%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.14%		4/1/2022	12/31/2026		17,391	17,391	16,782	0.01%
Total												$115,327	$112,553	0.04%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Trade Education Acquisition, L.L.C.	(9)									Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	10.63%		12/28/2021	12/28/2027	Education	$10,496,533	10,315,261	9,919,224	3.60%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	10.52%		12/28/2021	12/28/2027		80,000	80,000	75,600	0.03%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	503,936	0.18%
Total												$11,057,921	$10,498,760	3.81%
TradePending, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		3/2/2021	3/2/2026	Software	$9,725,758	9,592,801	9,531,243	3.46%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			829,167	868,750	1,117,989	0.41%
Total												$10,461,551	$10,649,232	3.87%
Unicat Catalyst Holdings, LLC	(9)									Alvin, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,218,750	7,116,275	6,821,719	2.47%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	129,248	0.05%
Total												$7,866,275	$6,950,967	2.52%
U.S. Auto Sales, Inc. et al	(7)									Lawrenceville, GA
USASF Blocker II LLC Units		Equity						6/8/2015		Finance	441	441,000	-	0.00%
USASF Blocker III LLC 2018 Series Units		Equity						2/13/2018			50	50,000	53,040	0.02%
USASF Blocker III LLC 2019 Series Units		Equity						12/27/2019			75	75,000	79,560	0.03%
USASF Blocker IV LLC Units		Equity						5/27/2020			110	110,000	330,000	0.12%
USASF Blocker IV LLC 2022 Series Units		Equity						7/28/2022			100	100,000	300,000	0.11%
USASF Blocker V LLC Units		Equity						12/20/2022			200	200,000	600,000	0.22%
USASF Blocker LLC Units		Equity						6/8/2015			9,000	9,000	-	0.00%
Total												$985,000	$1,362,600	0.50%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,866,798	15,603,833	15,866,799	5.76%
Cathay Hypnos LLC Units	(6)	Equity						12/22/2021			1,372,932	1,316,740	2,702,795	0.98%
Total												$16,920,573	$18,569,594	6.74%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026	Services: Business	$12,872,663	12,719,565	12,615,210	4.57%
Term Loan B	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		146,465	144,723	143,536	0.05%
Revolver	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		2,231,119	2,231,119	2,186,497	0.79%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		4,388,645	4,358,279	4,300,872	1.56%
Venbrook Holdings, LLC Term Loan	(16)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		89,284	89,284	87,498	0.03%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	121,938	0.04%
Total												$20,362,232	$19,455,551	7.04%
Vortex Companies, LLC										Houston, TX
Term Loan (SBIC II)	(5)(11)	Second Lien	3M SOFR+	9.50%	1.00%	14.18%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,859,282	9,850,000	3.57%
Total												$9,859,282	$9,850,000	3.57%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	-	0.00%
Total												$500,000	$-	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,608,000	12,421,258	12,166,720	4.41%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		6/25/2021	6/25/2026		80,000	80,000	77,200	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		6/25/2021	6/25/2026		2,221,181	2,203,262	2,143,440	0.78%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	844,147	0.31%
Total												$15,757,998	$15,231,507	5.53%
Total Non-controlled, non-affiliated investments												$875,823,177	$844,733,638	306.31%
Net Investments												$875,823,177	$844,733,638	306.31%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(563,881,593)	(206.31)%
NET ASSETS													$275,776,613	100.00%

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
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.7% of the Company’s total assets as of December 31, 2022.

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

September 30, 2023

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

As of September 30, 2023, the Company had issued a total of 24,125,642 shares and raised $352,021,616 in gross proceeds since Inception, incurring $11,022,607 in offering expenses and sales load fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $341,671,926. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

As of both September 30, 2023 and December 31, 2022, the SBIC subsidiary had $75,000,000 in regulatory capital. As of both September 30, 2023 and December 31, 2022, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of both September 30, 2023 and December 31, 2022, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. As of September 30, 2023 and December 31, 2022, the SBIC II subsidiary had $175,000,000 and $163,600,000 of SBA-guaranteed debentures outstanding, respectively. See footnote (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

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

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2023, our asset coverage ratio was 221%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Cash and Cash Equivalents

As of September 30, 2023, cash balances totaling $389,676, including foreign currency of $276 (acquisition cost of $288), exceeded Federal Deposit Insurance Corporation insurance protection levels of $250,000 by $139,676. In addition, as of September 30, 2023, the Company held $18,821,045 in cash equivalents, which are carried at cost, which approximates fair value. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

The Credit Facility, SBA-guaranteed debentures, and Notes Payable are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2023, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 input). The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and Notes Payable as prepared for disclosure purposes was $291,023,000 and $89,061,000, respectively. See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

September 30, 2023

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

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of our Credit Facility, Notes Payable and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.

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

September 30, 2023

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

Revenue Recognition

We record interest income on an accrual basis to the extent such interest is deemed collectible. Payment-in-kind (“PIK”) interest represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. We will not accrue any form of interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the declaration date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

A presentation of the interest income we have earned from portfolio companies for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Loan interest	$24,266,242	$18,194,230	$69,665,939	$46,926,570
PIK income	827,678	356,527	2,732,530	1,010,061
Fee amortization income(1)	745,222	769,272	2,228,069	2,070,733
Fee income acceleration(2)	384,844	297,439	668,947	385,073
Total Interest Income	$26,223,986	$19,617,468	$75,295,485	$50,392,437
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of interest income. As of September 30, 2023, we had five loans on non-accrual status, which represented approximately 7.6% of our loan portfolio at cost and 1.6% at fair value. As of December 31, 2022, we had three loans on non-accrual status, which represented approximately 5.2% of our loan portfolio at cost and 2.3% at fair value. As of September 30, 2023 and December 31, 2022, $11,382,360 and $4,828,880, respectively, of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Income tax expense for the three and nine months ended September 30, 2023 of $335,508 and $1,082,057, respectively, was mostly related to excise and franchise taxes. Income tax expense for the three and nine months ended September 30, 2022 of $361,115 and $1,066,768, respectively, was mostly related to excise and franchise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2023 and December 31, 2022, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and nine months ended September 30, 2023 and 2022 were de minimis.

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

For the three and nine months ended September 30, 2023, the Company recorded deferred income tax provision of $312 and $144,425, respectively, related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded deferred income tax benefit (provision) of $30,535 and ($151,278), respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2023 and December 31, 2022, the Company had a deferred tax liability of $206,361 and $61,936, respectively.

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

September 30, 2023

(unaudited)

Paid In Capital

The Company records the proceeds from the sale of shares of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Accumulated net realized gain from investments, net of cumulative dividends of $29,361,648 for both periods	$2,927,719	$2,675,719
Net unrealized depreciation on non-controlled, non-affiliated investments and cash equivalents, net of deferred tax liability of $206,361 and $61,936, respectively	(54,219,416)	(29,736,797)
Net unrealized (depreciation) appreciation on foreign currency translations	(15,204)	6,040
Accumulated undistributed net investment income	32,119,291	27,697,264
Total distributable (loss) earnings	$(19,187,610)	$642,226

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have the London Interbank Offered Rate (“LIBOR”) as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended September 30, 2023.

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

For the three and nine months ended September 30, 2023, the Company recorded an expense for base management fees of $3,933,121 and $11,533,811, respectively. For the three and nine months ended September 30, 2022, the Company recorded an expense for base management fees of $3,827,669 and $11,025,435, respectively. As of September 30, 2023 and December 31, 2022, $3,933,121 and $7,150,407 of such management fess, respectively, were payable to Stellus Capital.

The incentive fee has two components, the investment income incentive fee and the capital gains incentive fee, as follows:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

For the three and nine months ended September 30, 2023, the Company incurred $2,705,200 and $7,433,039 of Income Incentive Fees, respectively. For both the three and nine months ended September 30, 2022, the Company incurred $1,635,641 of Income Incentive Fees. As of September 30, 2023 and December 31, 2022, $3,058,550 and $2,464,408, respectively, of such Income Incentive Fees were payable to the Advisor, of which $2,622,778 and $2,083,928, respectively, are currently payable (as explained below). As of September 30, 2023 and December 31, 2022, $435,772 and $380,480, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash.

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

September 30, 2023

(unaudited)

depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

For the three months ended September 30, 2023, the Company did not incur any Capital Gains Incentive Fees. For the nine months ended September 30, 2023, the Company reversed $569,528 related to the Capital Gains Incentive Fee. For the three and nine months ended September 30, 2022, the Company reversed $646,757 and $1,672,549, respectively, related to the Capital Gains Incentive Fee. As of September 30, 2023 and December 31, 2022, $0 and $569,528, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income incentive fees incurred	$2,705,200	$1,635,641	$7,433,039	$1,635,641
Capital gains incentive fees reversed	—	(646,757)	(569,528)	(1,672,549)
Incentive fees expense (reversal)	$2,705,200	$988,884	$6,863,511	$(36,908)

	September 30, 2023	December 31, 2022
Investment income incentive fee currently payable	$2,622,778	$2,083,928
Investment income incentive fee deferred	435,772	380,480
Capital gains incentive fee deferred	—	569,528
Incentive fee payable	$3,058,550	$3,033,936

Director Fees

For the three and nine months ended September 30, 2023, the Company recorded an expense relating to independent director fees of $93,250 and $303,750, respectively. For the three and nine months ended September 30, 2022, the Company recorded an expense relating to independent director fees of $83,500 and $254,500, respectively. As of both September 30, 2023 and December 31, 2022, the Company had no unpaid independent director fees.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both September 30, 2023 and December 31, 2022, there were no payables due to other investment funds related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other accrued expenses and liabilities” on the Consolidated Statements of Assets and Liabilities. Additionally, as of September 30, 2023 and December 31, 2022, there was $0 and $1,060,321, respectively, due to related parties related to interest paid by a borrower to the Company as administrative agent which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities.

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

For the three and nine months ended September 30, 2023, the Company recorded expenses of $389,595 and $1,163,441, respectively, related to the administration agreement and are included in “Administrative services expenses” on our Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company recorded expenses of $369,209 and $1,162,527, respectively, related to the administration agreement and are included in “Administrative services expenses” on our Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $389,595 and $343,817, respectively, remained payable to Stellus Capital related to the administration agreement and were included in administrative services payable on our Consolidated Statements of Assets and Liabilities.

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

September 30, 2023

(unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders are declared out of assets legally available for distribution.

For the three and nine months ended September 30, 2023, the Company declared aggregate distributions of $0.40 and $1.20 per share on its common stock, respectively. For the three and nine months ended September 30, 2022, the Company declared aggregate distributions of $0.34 and $0.96 per share on its common stock, respectively. The Company has declared aggregate distributions of $14.55 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023
January 11, 2023	January 31, 2023	February 15, 2023	$0.1333
January 11, 2023	February 28, 2023	March 15, 2023	$0.1333
January 11, 2023	March 31, 2023	April 14, 2023	$0.1333
April 19, 2023	May 1, 2023	May 15, 2023	$0.1333
April 19, 2023	May 31, 2023	June 15, 2023	$0.1333
April 19, 2023	June 30, 2023	July 14, 2023	$0.1333
July 14, 2023	July 31, 2023	August 15, 2023	$0.1333
July 14, 2023	August 31, 2023	September 15, 2023	$0.1333
July 14, 2023	September 29, 2023	October 13, 2023	$0.1333
Total			$14.55
(1)	Distributions for fiscal years 2012 through 2022 are shown in aggregate amounts.

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue shares through the DRIP during either of the three and nine months ended September 30, 2023 or 2022.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Three months ended March 31, 2023	581,614	8,418,160	126,303	70,255	68,967	8,290,569	14.47
Three months ended June 30, 2023	2,309,521	32,553,697	488,418	52,316	408,121	32,421,084	14.10
Three months ended September 30, 2023	1,567,738	21,899,491	328,527	103,614	—	21,467,350	13.97
Total	24,125,642	$352,021,616	$8,395,975	$2,626,632	$672,917	$341,671,926
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the three and nine months ended September 30, 2023 and years ended 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, and $113,000 for the years ended 2014, 2013, and 2012, respectively.
(3)	Total Net Proceeds per this equity table will differ from the Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022 in the amount of $4,358,535, which represents a cumulative tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

On November 16, 2021, the Company entered into an equity distribution agreement, as amended and restated on August 29, 2022 (the “2021 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the Equity Distribution Agreement, the Company was permitted to issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies.

On August 11, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement” and together with the 2021 Equity Distribution Agreement, the "Equity Distribution Agreements") with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the Equity Distribution Agreement, the Company may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, the Company no longer sold any shares under the 2021 Equity Distribution Agreement. The Company refers to its issuance and sale of shares under the Equity Distribution Agreements as the "ATM Program".

The Company issued 1,567,738 shares during the three months ended September 30, 2023 under the ATM Program, for gross proceeds of $21,899,491 and underwriting fees and other expenses of $432,141. The average per share offering price of shares issued in the ATM Program during the three months ended September 30, 2023 was $13.97. The Company issued 4,458,873 shares during the nine months ended September 30, 2023 under the ATM Program, for gross proceeds of $62,871,348 and underwriting fees and other expenses of $1,169,433. The average per share offering price of shares issued under the ATM Program during the nine months ended September 30, 2023 was $14.10. The Advisor agreed to reimburse the Company for underwriting fees to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended September 30, 2023, the Advisor did not

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

reimburse any underwriting fees. For the nine months ended September 30, 2023, the Advisor reimbursed the Company $477,088, which resulted in net proceeds of $62,179,003, or $14.00 per share, excluding the impact of offering expenses.

The Company issued 0 shares of common stock through the DRIP for both the three and nine months ended September 30, 2023 and 2022.

NOTE 5 — NET (DECREASE) INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net (decrease) increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2023 and September 30, 2022.

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (decrease) increase in net assets resulting from operations	$(2,397,390)	$3,955,529	$6,049,800	$10,513,540
Weighted average common shares	22,824,221	19,545,935	21,289,880	19,535,708
Net (decrease) increase in net assets resulting from operations per share	$(0.11)	$0.20	$0.28	$0.54

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

At September 30, 2023, the Company had investments in 96 portfolio companies. The total cost and fair value of the investments were $941,679,195 and $886,338,148, respectively. The composition of our investments as of September 30, 2023 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$818,753,394	$793,131,815
Senior Secured – Second Lien	60,218,330	21,935,000
Unsecured Debt	5,922,437	5,675,605
Equity	56,785,034	65,595,728
Total Investments	$941,679,195	$886,338,148
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 5.8% of our portfolio at fair value.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Company had 58 and 52 of such investments with aggregate unfunded commitments of $29,136,909 and $27,824,917, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Aggregate cost of portfolio company securities	$941,679,195	$875,823,177
Gross unrealized appreciation of portfolio company securities	35,791,279	28,927,746
Gross unrealized depreciation of portfolio company securities	(89,804,334)	(58,602,607)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	5,881	—
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(1,333,873)	(1,414,678)
Aggregate fair value of portfolio company securities	$886,338,148	$844,733,638

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2023 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$793,131,815	$793,131,815
Senior Secured – Second Lien	—	—	21,935,000	21,935,000
Unsecured Debt	—	—	5,675,605	5,675,605
Equity	—	—	65,595,728	65,595,728
Total Investments	$—	$—	$886,338,148	$886,338,148

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2022 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$735,555,508	$735,555,508
Senior Secured – Second Lien	—	—	45,304,300	45,304,300
Unsecured Debt	—	—	4,823,898	4,823,898
Equity	—	—	59,049,932	59,049,932
Total Investments	$—	$—	$844,733,638	$844,733,638

The aggregate values of Level 3 portfolio investments change during the nine months ended September 30, 2023 are as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$735,555,508	$45,304,300	$4,823,898	$59,049,932	$844,733,638
Purchases of investments	132,330,331	—	—	7,320,091	139,650,422
Payment-in-kind interest	2,268,148	—	464,382	—	2,732,530
Sales and redemptions	(68,327,719)	(9,882,105)	(211,627)	(840,267)	(79,261,718)
Realized (losses) gains	(870)	—	—	657,471	656,601
Change in unrealized (depreciation) appreciation included in earnings(1)	(10,737,043)	(13,598,151)	587,234	(590,235)	(24,338,195)
Change in unrealized appreciation (depreciation) on foreign currency included in earnings	87,951	—	—	(1,264)	86,687
Amortization of premium and accretion of discount, net	1,955,509	110,956	11,718	—	2,078,183
Fair value at end of period	$793,131,815	$21,935,000	$5,675,605	$65,595,728	$886,338,148
(1)	Includes reversal of positions during the nine months ended September 30, 2023.

There were no Level 3 transfers during the nine months ended September 30, 2023.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2023:

			% of Total
	Cost	Fair Value	Investments
California	$198,435,914	$184,402,328	20.79%
Texas	201,784,259	177,626,821	20.03%
Florida	92,485,850	91,929,779	10.36%
Pennsylvania	48,566,621	48,739,983	5.50%
Illinois	58,569,341	48,563,654	5.48%
Arizona	44,824,896	47,215,376	5.33%
Ohio	33,229,064	35,678,523	4.03%
Wisconsin	27,419,166	25,307,562	2.86%
Washington	24,330,488	24,469,868	2.76%
South Carolina	23,788,284	23,542,129	2.66%
Colorado	20,000,928	19,434,544	2.19%
Georgia	10,180,988	18,885,059	2.13%
Maryland	16,709,852	16,680,941	1.88%
District of Columbia	13,903,415	14,946,569	1.69%
Indiana	14,223,073	14,507,297	1.64%
North Carolina	13,228,185	13,872,575	1.57%
New Jersey	11,207,366	11,664,087	1.32%
Michigan	10,680,111	10,680,110	1.20%
Massachusetts	10,167,365	10,539,949	1.19%
Tennessee	9,385,167	9,274,348	1.05%
Missouri	9,006,651	8,998,049	1.02%
Idaho	8,874,557	8,945,557	1.01%
Canada	8,708,104	8,766,484	0.99%
New York	5,458,393	5,654,248	0.64%
Minnesota	5,826,223	5,587,569	0.63%
United Kingdom	20,684,934	424,739	0.05%
	$941,679,195	$886,338,148	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$194,990,932	$205,918,323	23.24%
Healthcare & Pharmaceuticals	101,206,823	103,092,547	11.63%
Consumer Goods: Durable	58,800,939	53,974,812	6.09%
High Tech Industries	51,932,243	51,454,412	5.81%
Consumer Goods: Non-Durable	53,777,908	47,396,634	5.35%
Beverage, Food, & Tobacco	43,077,877	44,406,932	5.01%
Software	40,113,229	40,956,717	4.62%
Media: Advertising, Printing & Publishing	38,356,963	39,217,942	4.42%
Capital Equipment	37,303,170	38,576,803	4.35%
Services: Consumer	50,310,688	32,337,514	3.65%
Construction & Building	30,622,390	30,577,354	3.45%
Aerospace & Defense	47,005,893	24,062,870	2.71%
Environmental Industries	35,547,983	23,613,946	2.66%
Media: Broadcasting & Subscription	17,988,173	20,946,799	2.36%
Transportation & Logistics	16,689,791	17,185,165	1.94%
Chemicals, Plastics, & Rubber	18,354,804	17,040,958	1.92%
Metals & Mining	16,612,448	16,585,405	1.87%
Retail	14,919,849	14,805,752	1.67%
Containers, Packaging, & Glass	17,382,901	14,651,952	1.65%
Automotive	11,137,278	11,250,000	1.27%
Utilities: Oil & Gas	9,937,449	10,000,000	1.13%
Education	10,269,911	9,183,346	1.04%
Media: Diversified & Production	5,649,003	5,741,030	0.65%
Finance	1,554,039	5,555,214	0.63%
FIRE: Real Estate	16,946,623	5,406,899	0.61%
Energy: Oil & Gas	1,189,888	1,516,860	0.17%
Hotel, Gaming, & Leisure	-	881,962	0.10%
Total	$941,679,195	$886,338,148	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$793,131,815	Income/Market	HY credit spreads,	-3.40% to 7.20% (-0.43%)
		approach(2)	Risk free rates	0.00% to 3.97% (0.98%)
			Market multiples	5.0x to 17.0x (10.5x)(4)

Second lien debt	$21,935,000	Income/Market	HY credit spreads,	-0.74% to 7.97% (1.56%)
		approach(2)	Risk free rates	0.27% to 1.13% (0.57%)
			Market multiples	5.7x to 10.8x (7.8x)(4)

Unsecured debt	$5,675,605	Income/Market	HY credit spreads,	4.57% to 4.57% (4.57%)
		approach(2)	Risk free rates	4.39% to 4.39% (4.39%)
			Market multiples	9.3x to 9.3x (9.3x)(4)

Equity investments	$65,595,728	Market approach(5)	Underwriting multiple/
			EBITDA Multiple	1.4x to 24.4x (12.5x)
Total Long Term Level 3 Investments	$886,338,148
(1)	Weighted average based on fair value as of September 30, 2023.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, LIBOR, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.40% (-340 basis points) to 7.20% (720 basis points). The average of all changes was -0.43% (-43 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2022:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, the Company had $28,837,731, in unfunded debt commitments and $299,538 in unfunded equity commitments to 58 existing portfolio companies. As of December 31, 2022, the Company had $27,522,100 in unfunded debt commitments and $302,817 in unfunded equity commitments to 52 existing portfolio companies. As of September 30, 2023, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

NOTE 8 — FINANCIAL HIGHLIGHTS

	For the nine months ended
	September 30, 2023		September 30, 2022
	(unaudited)		(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.02		$14.61
Net investment income	1.42		0.97
Change in unrealized depreciation on investments	(1.14)		(0.66)
Net realized gain	0.01		0.24
Provision for taxes on net unrealized appreciation on investments	(0.01)		(0.01)
Total from operations	$0.28		$0.54
Sales load	(0.04)		—
Offering costs	(0.01)		(0.01)
Stockholder distributions from:
Net investment income	(1.22)		(0.96)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.10		—
Other(6)	0.06		—
Net asset value at end of period	$13.19		$14.18
Per share market value at end of period	$14.07		$11.93
Total return based on market value(2)	10.4%		(2.3)%
Weighted average shares outstanding for the period	21,289,880		19,535,708
Ratio/Supplemental Data:(1)
Net assets at end of period	$318,125,780		$277,177,984
Weighted average net assets	$294,999,242		$283,289,645
Annualized ratio of gross operating expenses to net assets(5)	21.59%		15.57%
Annualized ratio of interest expense and other fees to net assets	10.89%		7.96%
Annualized ratio of net investment income to net assets(5)	13.73%		8.91%
Portfolio turnover(3)	12.11%		8.92%
Notes payable	$100,000,000		$100,000,000
Credit Facility payable	$162,306,499		$199,033,419
SBA-guaranteed debentures	$325,000,000		$306,000,000
Asset coverage ratio(4)	2.21	x	1.93	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax provision on net unrealized appreciation in Taxable Subsidiaries of $144,425 and $151,278 for the nine months ended September 30, 2023 and 2022, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax provision on net unrealized appreciation to weighted average net assets for the nine months ended September 30, 2023 and 2022 is (0.07%) for both periods.
(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

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

September 30, 2023

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of September 30, 2023 and December 31, 2022, the Company was in compliance with these covenants.

As of September 30, 2023 and December 31, 2022, $162,306,499 and $199,200,425, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $3,967,284 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of September 30, 2023 and December 31, 2022, $1,113,887 and $1,515,144 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30, 2023	December 31, 2022
Credit Facility payable	$162,306,499	$199,200,425
Prepaid loan structure fees	(1,113,887)	(1,515,144)
Credit Facility payable, net of prepaid loan structure fees	$161,192,612	$197,685,281

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$3,697,085	$2,575,787	$11,263,132	$5,800,223
Loan fee amortization	147,014	148,121	436,257	420,356
Total interest and financing expenses	$3,844,099	$2,723,908	$11,699,389	$6,220,579
Weighted average interest rate	8.2%	4.9%	7.8%	3.8%
Effective interest rate (including fee amortization)	8.6%	5.2%	8.1%	4.1%
Average debt outstanding	$178,024,719	$207,437,767	$193,547,859	$201,712,826
Cash paid for interest and unused fees	$3,538,976	$2,548,660	$11,125,494	$5,772,502

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both September 30, 2023 and December 31, 2022, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of both September 30, 2023 and December 31, 2022, the SBIC II subsidiary had $87,500,000 in regulatory capital. As of September 30, 2023 and December 31, 2022, the SBIC II subsidiary had $175,000,000 and $163,600,000 of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries held $489,210,263 and $470,659,123 in assets at September 30, 2023 and December 31, 2022, respectively, which accounted for approximately 54.2% and 52.4% of the Company’s total consolidated assets, respectively.

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

The following table summarizes the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of September 30, 2023:

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate		SBA Annual Charge
October 17, 2019	SBIC II	March 1, 2030	$6,000,000	2.08%		0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%		0.09%
December 17, 2020	SBIC II	March 1, 2031	9,000,000	1.67%		0.09%
December 17, 2020	SBIC II	March 1, 2031	6,500,000	1.67%		0.27%
February 16, 2021	SBIC II	March 1, 2031	13,500,000	1.67%		0.27%
February 26, 2021	SBIC II	March 1, 2031	10,000,000	1.67%		0.27%
March 2, 2021	SBIC II	March 1, 2031	10,000,000	1.67%		0.27%
April 21, 2021	SBIC II	September 1, 2031	10,000,000	1.30%		0.27%
May 14, 2021	SBIC II	September 1, 2031	6,700,000	1.30%		0.27%
May 28, 2021	SBIC II	September 1, 2031	7,300,000	1.30%		0.27%
July 23, 2021	SBIC II	September 1, 2031	16,000,000	1.30%		0.27%
February 25, 2022	SBIC II	March 1, 2032	10,000,000	2.94%		0.27%
March 29, 2022	SBIC II	September 1, 2032	10,000,000	4.26%		0.27%
April 1, 2022	SBIC II	September 1, 2032	6,670,000	4.26%		0.27%
April 12, 2022	SBIC II	September 1, 2032	6,665,000	4.26%		0.27%
April 21, 2022	SBIC II	September 1, 2032	6,665,000	4.26%		0.27%
June 30, 2022	SBIC II	September 1, 2032	3,600,000	4.26%		0.27%
July 28, 2022	SBIC II	September 1, 2032	6,400,000	4.26%		0.27%
September 9, 2022	SBIC II	March 1, 2033	6,000,000	5.17%		0.27%
November 9, 2022	SBIC II	March 1, 2033	7,600,000	5.17%		0.27%
August 8, 2023	SBIC II	September 1, 2033	9,120,000	5.69%		0.27%
September 19, 2023	SBIC II	March 1, 2034	2,280,000	6.04	% (1)	0.27%
Total SBIC II Subsidiary SBA-guaranteed Debentures			$175,000,000
Total SBA-guaranteed Debentures			$325,000,000
(1)	Interest rate of the SBA-guaranteed debentures will be set as determined by the SBA when pooled on March 20, 2024.

As of September 30, 2023 and December 31, 2022, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of September 30, 2023 and December 31, 2022, the Company has incurred $11,148,750 and $10,871,160, respectively, in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of September 30, 2023 and December 31, 2022, $5,044,148 and $5,704,805 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30, 2023	December 31, 2022
SBA debentures payable	$325,000,000	$313,600,000
Prepaid loan fees	(5,044,148)	(5,704,805)
SBA Debentures, net of prepaid loan fees	$319,955,852	$307,895,195

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$2,559,727	$2,076,751	$7,403,454	$5,743,011
Debenture fee amortization	313,889	316,274	938,247	905,294
Total interest and financing expenses	$2,873,616	$2,393,025	$8,341,701	$6,648,305
Weighted average interest rate	3.1%	2.8%	3.1%	2.7%
Effective interest rate (including fee amortization)	3.5%	3.2%	3.5%	3.2%
Average debt outstanding	$323,017,391	$299,556,522	$316,773,626	$280,681,996
Cash paid for interest	$4,965,850	$3,955,224	$9,646,849	$7,360,295

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “Notes Payable”). The Notes Payable will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the Notes Payable is payable semi-annually beginning September 30, 2022. As of both September 30, 2023 and December 31, 2022, the aggregate carrying amount of the Notes Payable was approximately $100,000,000. The Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the Notes Payable, the Company incurred $2,327,835 of fees which are being amortized over the term of the Notes Payable. As of September 30, 2023 and December 31, 2022, $1,116,186 and $1,450,308 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$1,218,750	$1,218,750	$3,662,250	$3,656,250
Deferred financing costs	112,598	112,598	334,122	339,122
Total interest and financing expenses	$1,331,348	$1,331,348	$3,996,372	$3,995,372
Weighted average interest rate	4.8%	4.8%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%	5.3%
Average debt outstanding	$100,000,000	$100,000,000	$100,000,000	$100,000,000
Cash paid for interest	$2,437,500	$2,437,500	$4,881,000	$4,880,000

The following is a summary of the Notes Payable Payable, net of deferred financing costs:

	September 30, 2023	December 31, 2022
Notes payable	$100,000,000	$100,000,000
Deferred financing costs	(1,116,186)	(1,450,308)
Notes payable, net of deferred financing costs	$98,883,814	$98,549,692

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

longer be subject to the reporting requirements under the Exchange Act. As of September 30, 2023 and 2022, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 3, 2023	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$2,281,116	Revolver Commitment(a)
Add-On Investment	October 11, 2023	Impact Home Services LLC*	Residential, garage door, electrical, and plumbing services provider	$539,718	Senior Secured – First Lien
				13,398	Equity
Add-On Investment	October 16, 2023	Equine Network, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$955,516	Senior Secured – First Lien
Add-On Investment	October 19, 2023	ArborWorks Acquisition LLC*	A professional tree care firm	$230,769	Senior Secured – First Lien
Add-On Investment	October 31, 2023	2X LLC*	Provider of outsourced digital B2B marketing-as-a-service	$1,448,388	Senior Secured – First Lien

* Existing portfolio company

(a) The Company has full discretion to fund this revolver commitment

The Company realized the following portfolio company subsequent to September 30, 2023:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Loss	Instrument Type
Full Realization	October 24, 2023	Interstate Waste Services, Inc.*	Provider of non-hazardous waste management, collection, and recycling services	$389,496	$(556,629)	Equity

* Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of November 7, 2023 was $163,000,000.

Dividends Declared

On October 5, 2023, the Board declared a regular monthly dividend for each of October 2023, November 2023, and December 2023 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/5/2023	10/30/2023	10/31/2023	11/15/2023	$0.1333
10/5/2023	11/29/2023	11/30/2023	12/15/2023	$0.1333
10/5/2023	12/15/2023	12/18/2023	12/29/2023	$0.1333

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2023, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% subject to certain circumstances.

On April 4, 2018, the board of directors of the Company (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of September 30, 2023, our asset coverage ratio was 221%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of September 30, 2023, we had $886.3 million (at fair value) invested in 96 portfolio companies. As of September 30, 2023, our portfolio included approximately 90% of first lien debt, 2% of second lien debt, 1% of unsecured debt and 7% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$818,753,394	$793,131,815
Senior Secured – Second Lien	60,218,330	21,935,000
Unsecured Debt	5,922,437	5,675,605
Equity	56,785,034	65,595,728
Total Investments	$941,679,195	$886,338,148
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 5.8% of our portfolio at fair value.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2023 and December 31, 2022, we had unfunded commitments of $29.1 million and $27.8 million, respectively, to provide financing to 58 and 52 portfolio companies, respectively. As of September 30, 2023, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2023:

			% of Total
	Cost	Fair Value	Investments
California	$198,435,914	$184,402,328	20.79%
Texas	201,784,259	177,626,821	20.03%
Florida	92,485,850	91,929,779	10.36%
Pennsylvania	48,566,621	48,739,983	5.50%
Illinois	58,569,341	48,563,654	5.48%
Arizona	44,824,896	47,215,376	5.33%
Ohio	33,229,064	35,678,523	4.03%
Wisconsin	27,419,166	25,307,562	2.86%
Washington	24,330,488	24,469,868	2.76%
South Carolina	23,788,284	23,542,129	2.66%
Colorado	20,000,928	19,434,544	2.19%
Georgia	10,180,988	18,885,059	2.13%
Maryland	16,709,852	16,680,941	1.88%
District of Columbia	13,903,415	14,946,569	1.69%
Indiana	14,223,073	14,507,297	1.64%
North Carolina	13,228,185	13,872,575	1.57%
New Jersey	11,207,366	11,664,087	1.32%
Michigan	10,680,111	10,680,110	1.20%
Massachusetts	10,167,365	10,539,949	1.19%
Tennessee	9,385,167	9,274,348	1.05%
Missouri	9,006,651	8,998,049	1.02%
Idaho	8,874,557	8,945,557	1.01%
Canada	8,708,104	8,766,484	0.99%
New York	5,458,393	5,654,248	0.64%
Minnesota	5,826,223	5,587,569	0.63%
United Kingdom	20,684,934	424,739	0.05%
	$941,679,195	$886,338,148	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Texas	$191,422,143	$171,165,597	20.26%
California	167,833,384	165,340,017	19.57%
Florida	60,593,839	59,421,775	7.03%
Illinois	64,421,998	53,218,615	6.30%
Arizona	43,129,283	44,277,625	5.24%
Pennsylvania	42,899,504	41,889,344	4.96%
Ohio	34,223,452	37,333,236	4.42%
Washington	28,978,375	28,480,471	3.37%
New Jersey	25,395,054	25,140,343	2.98%
Wisconsin	27,533,402	24,271,761	2.87%
District of Columbia	17,236,556	21,124,347	2.50%
Georgia	10,919,642	19,692,757	2.33%
South Carolina	19,089,373	18,654,782	2.21%
Maryland	16,824,077	16,576,554	1.96%
Minnesota	16,972,086	15,952,072	1.89%
United Kingdom	20,530,087	14,445,481	1.71%
Colorado	15,204,934	14,295,470	1.69%
Indiana	14,346,082	14,245,432	1.69%
Canada	13,333,737	13,266,669	1.57%
North Carolina	10,461,551	10,649,232	1.26%
Massachusetts	10,215,356	10,527,659	1.25%
Idaho	9,873,093	9,863,103	1.17%
Missouri	9,142,111	9,656,287	1.14%
New York	5,096,152	5,096,008	0.61%
Michigan	147,906	149,001	0.02%
	$875,823,177	$844,733,638	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2023:

			% of Total
	Cost	Fair Value	Investments
Services: Business	$194,990,932	$205,918,323	23.24%
Healthcare & Pharmaceuticals	101,206,823	103,092,547	11.63%
Consumer Goods: Durable	58,800,939	53,974,812	6.09%
High Tech Industries	51,932,243	51,454,412	5.81%
Consumer Goods: Non-Durable	53,777,908	47,396,634	5.35%
Beverage, Food, & Tobacco	43,077,877	44,406,932	5.01%
Software	40,113,229	40,956,717	4.62%
Media: Advertising, Printing & Publishing	38,356,963	39,217,942	4.42%
Capital Equipment	37,303,170	38,576,803	4.35%
Services: Consumer	50,310,688	32,337,514	3.65%
Construction & Building	30,622,390	30,577,354	3.45%
Aerospace & Defense	47,005,893	24,062,870	2.71%
Environmental Industries	35,547,983	23,613,946	2.66%
Media: Broadcasting & Subscription	17,988,173	20,946,799	2.36%
Transportation & Logistics	16,689,791	17,185,165	1.94%
Chemicals, Plastics, & Rubber	18,354,804	17,040,958	1.92%
Metals & Mining	16,612,448	16,585,405	1.87%
Retail	14,919,849	14,805,752	1.67%
Containers, Packaging, & Glass	17,382,901	14,651,952	1.65%
Automotive	11,137,278	11,250,000	1.27%
Utilities: Oil & Gas	9,937,449	10,000,000	1.13%
Education	10,269,911	9,183,346	1.04%
Media: Diversified & Production	5,649,003	5,741,030	0.65%
Finance	1,554,039	5,555,214	0.63%
FIRE: Real Estate	16,946,623	5,406,899	0.61%
Energy: Oil & Gas	1,189,888	1,516,860	0.17%
Hotel, Gaming, & Leisure	—	881,962	0.10%
Total	$941,679,195	$886,338,148	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
			Investments
	Cost	Fair Value	at fair value
Services: Business	$207,234,534	$218,866,572	25.91%
Healthcare & Pharmaceuticals	86,469,854	88,103,319	10.43%
Media: Advertising, Printing & Publishing	52,830,447	52,525,839	6.22%
Consumer Goods: Non-Durable	54,683,102	51,280,593	6.07%
Consumer Goods: Durable	45,601,928	44,529,176	5.27%
Aerospace & Defense	48,137,394	39,526,086	4.68%
Software	37,582,855	37,975,255	4.50%
Capital Equipment	33,538,647	33,801,951	4.00%
Beverage, Food, & Tobacco	34,000,918	32,755,054	3.88%
Construction & Building	26,948,135	26,406,849	3.13%
Environmental Industries	27,771,798	26,247,936	3.11%
Services: Consumer	43,302,101	24,616,706	2.92%
Media: Broadcasting & Subscription	18,615,052	21,445,307	2.54%
Chemicals, Plastics, & Rubber	18,487,206	17,903,999	2.12%
Transportation & Logistics	16,768,763	17,161,972	2.03%
Metals & Mining	16,708,750	16,464,001	1.95%
Containers, Packaging, & Glass	17,436,600	13,977,250	1.65%
Retail	13,303,536	13,217,256	1.56%
High Tech Industries	14,126,954	12,648,347	1.50%
Automotive	11,252,581	11,342,751	1.34%
Education	11,057,921	10,498,760	1.24%
Utilities: Oil & Gas	9,921,469	9,800,000	1.16%
Energy: Oil & Gas	7,314,230	7,355,074	0.87%
FIRE: Real Estate	15,642,093	5,866,397	0.69%
Media: Diversified & Production	5,517,409	5,534,710	0.66%
Finance	1,568,900	4,082,579	0.48%
Hotel, Gaming, & Leisure	—	799,899	0.09%
	$875,823,177	$844,733,638	100.00%

At September 30, 2023, our average portfolio company investment at amortized cost and fair value was approximately $9.8 million and $9.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $21.4 million and $18.9 million, respectively. At December 31, 2022, our average portfolio company investment at amortized cost and fair value was approximately $10.3 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.3 million and $20.5 million, respectively.

At both September 30, 2023 and December 31, 2022, 98% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 2% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2023 and December 31, 2022 was approximately 11.5% and 11.1%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of September 30, 2023 and December 31, 2022 was approximately 10.8% and 10.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $19.2 million and $48.0 million, respectively.

Investment Activity

During the nine months ended September 30, 2023, we made an aggregate of $140.7 million of investments in 17 new portfolio companies and 18 existing portfolio companies. During the nine months ended September 30, 2023, we received an aggregate of $80.1 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2023			As of December 31, 2022
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies
1	$216.1	24%	23	$146.6	17%	17
2	540.8	62%	53	553.2	66%	52
3	108.4	12%	12	120.7	14%	13
4	21.0	2%	3	18.3	2%	2
5	—	—%	7	5.9	1%	1
Total	$886.3	100%	98	$844.7	100%	85
(1)	Two portfolio companies appear in two categories as of September 30, 2023.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2023, we had loans to five portfolio companies that were on non-accrual status, which represented approximately 7.6% of our loan portfolio at cost and 1.6% at fair value. As of December 31, 2022, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 5.2% of our loan portfolio at cost and 2.3% at fair value. As of September 30, 2023 and December 31, 2022, $11.4 million and $4.8 million of income from investments on non-accrual has not been accrued, respectively.

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

Comparison of the three and nine months ended September 30, 2023 and 2022

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2023 and 2022 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income(1)	$25.0	$19.0	$71.9	$49.0
PIK interest	0.8	0.3	2.7	1.0
Miscellaneous fees(1)	1.3	0.8	3.2	1.7
Total	$27.2	$20.1	$77.8	$51.7
(1)	For the three and nine months ended September 30, 2023, we recognized $0.7 million and $1.4 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions. For the three and nine months ended September 30, 2022, we recognized $0.6 million and $0.5 million, respectively, of non-recurring income related to early repayments, interest write-offs and amendments to specific loan positions.

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

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2023 and 2022 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating Expenses
Management fees	$3.9	$3.8	$11.5	$11.0
Valuation fees	0.1	0.1	0.3	0.3
Administrative services expenses	0.5	0.5	1.4	1.4
Income incentive fees	2.7	1.6	7.4	1.6
Capital gains incentive fee reversal	—	(0.6)	(0.6)	(1.7)
Professional fees	0.3	0.3	0.9	0.8
Directors’ fees	0.1	0.1	0.3	0.3
Insurance expense	0.2	0.1	0.4	0.4
Interest expense and other fees	8.0	6.5	24.0	16.9
Income tax expense	0.3	0.4	1.1	1.1
Other general and administrative expenses	0.2	0.2	0.8	0.8
Total Operating Expenses	$16.3	$13.0	$47.5	$32.9

The increase in operating expenses for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures, as well as rising interest rates, (2) higher management fees due to a larger investment portfolio and (3) higher incentive fees due to portfolio performance, offset by the capital gains incentive fee reversal.

Net Investment Income

For the three months ended September 30, 2023, net investment income was $10.8 million, or $0.47 per common share (based on 22,824,221 weighted average shares outstanding for the three months ended September 30, 2023).

For the three months ended September 30, 2022, net investment income was $7.2 million, or $0.37 per common share (based on 19,545,935 weighted average shares outstanding for the three months ended September 30, 2022).

For the nine months ended September 30, 2023, net investment income was $30.3 million, or $1.42 per common share (based on 21,289,880 weighted average shares outstanding for the nine months ended September 30, 2023).

For the nine months ended September 30, 2022, net investment income was $18.9 million, or $0.97 per common share (based on 19,535,708 weighted average shares outstanding for the nine months ended September 30, 2022).

The increase in net investment income over the respective periods was due to higher investment income as a result of a larger investment portfolio and rising interest rates, offset by the increase in expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2023 totaled $34.8 million and net realized gains totaled $0.6 million.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2022 totaled $16.2 million and net realized gains totaled $1.6 million.

Proceeds from repayments of investments and amortization of certain other investments for the nine months ended September 30, 2023 totaled $80.1 million and net realized gains totaled $0.2 million.

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

Net change in unrealized depreciation on investments and cash equivalents for the three months ended September 30, 2023 and 2022 totaled ($13.8) million and ($4.8) million, respectively.

Net change in unrealized depreciation on investments and cash equivalents for the nine months ended September 30, 2023 and 2022 totaled ($24.3) million and ($12.8) million, respectively.

The change in unrealized depreciation over the respective periods was due to company-specific investment write-downs, offset by company-specific write-ups.

Benefit (Provision) for Taxes on Unrealized Depreciation (Appreciation) on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended September 30, 2023 and 2022, we recognized a (provision) benfit for income tax on unrealized investments of ($0.3) thousand and $30.5 thousand for the Taxable Subsidiaries, respectively. For the nine months ended September 30, 2023 and 2022, we recognized a provision for income tax on unrealized investments of ($144.4) thousand and ($151.3) thousand for the Taxable Subsidiaries, respectively. As of September 30, 2023 and December 31, 2022, there was $206.4 thousand and $61.9 thousand of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2023, net decrease in net assets resulting from operations totaled ($2.4) million, or ($0.11) per common share (based on 22,824,221 weighted average shares outstanding for the three months ended September 30, 2023).

For the three months ended September 30, 2022, net increase in net assets resulting from operations totaled $4.0 million, or $0.20 per common share (based on 19,545,935 weighted average shares outstanding for the three months ended September 30, 2022).

For the nine months ended September 30, 2023, net increase in net assets resulting from operations totaled $6.0 million, or $0.28 per common share (based on 21,289,880 weighted average shares outstanding for the nine months ended September 30, 2023).

For the nine months ended September 30, 2022, net increase in net assets resulting from operations totaled $10.5 million, or $0.54 per common share (based on 19,535,708 weighted average shares outstanding for the nine months ended September 30, 2022).

The net decrease in net assets between the respective periods was due to higher by unrealized depreciation recognized, offset by increase net investment income in the current year. The net increase in net assets between the respective periods was due to higher net investment income, offset by unrealized depreciation recognized in the current year.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $42.4 million for the nine months ended September 30, 2023, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the nine months ended September 30, 2023 used cash of $13.6 million primarily from proceeds from the issuance of common stock, offset by net paydowns on our Credit Facility.

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

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, Notes Payable, SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, the ATM Program, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet an asset coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the Stellus Capital SBIC, LP (the “SBIC subsidiary”) and Stellus Capital SBIC II, LP (the “SBIC II subsidiary”) (collectively, the “SBIC subsidiaries”) guaranteed by the U.S. Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 221% and 192%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $19.2 million and $48.0 million, respectively.

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, and (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00. As of September 30, 2023 and December 31, 2022, we were in compliance with these covenants.

As of September 30, 2023 and December 31, 2022, $162.3 million and $199.2 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $4.0 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2023 and December 31, 2022, $1.1 million and $1.5 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$3.7	$2.6	$11.3	$5.8
Loan fee amortization	0.1	0.1	0.4	0.4
Total interest and financing expenses	$3.8	$2.7	$11.7	$6.2
Weighted average interest rate	8.2%	4.9%	7.8%	3.8%
Effective interest rate (including fee amortization)	8.6%	5.2%	8.1%	4.1%
Average debt outstanding	$178.0	$207.4	$193.5	$201.7
Cash paid for interest and unused fees	$3.5	$2.5	$11.1	$5.8

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as Small Business Investment Companies (“SBICs”), we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2023 and December 31, 2022, the SBIC subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA, and $150.0 million of SBA-guaranteed debentures outstanding.

As of both September 30, 2023 and December 31, 2022, the SBIC II subsidiary had $87.5 million in regulatory capital. As of September 30, 2023 and December 31, 2022, the SBIC II subsidiary had $175.0 million and $163.6 million of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries held $489.2 million and $470.7 million in assets at September 30, 2023 and December 31, 2022, respectively, which accounted for approximately 54.2% and 52.4% of our total consolidated assets, respectively.

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2023 and December 31, 2022, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the Consolidted Financial Statements.

As of September 30, 2023, we have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of September 30, 2023 and December 31, 2022, $5.0 and $5.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$2.6	$2.1	$7.4	$5.7
Debenture fee amortization	0.3	0.3	0.9	0.9
Total interest and financing expenses	$2.9	$2.4	$8.3	$6.6
Weighted average interest rate	3.1%	2.8%	3.1%	2.7%
Effective interest rate (including fee amortization)	3.5%	3.2%	3.5%	3.2%
Average debt outstanding	$323.0	$299.6	$316.8	$280.7
Cash paid for interest	$5.0	$4.0	$9.6	$7.4

Notes Offering

On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “Notes Payable”). The Notes Payable will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable semi-annually beginning September 30, 2022.

As of both September 30, 2023 and December 31, 2022, the aggregate carrying amount of the Notes Payable were approximately $100.0 million. The Notes Payable are institutional, non-traded notes.

In connection with the issuance of the Notes Payable, we have incurred $2.3 million of fees which are being amortized over the term of the Notes Payable, of which $1.1 million and $1.5 million remains to be amortized as of September 30, 2023 and December 31, 2022, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$1.2	$1.2	$3.7	$3.7
Deferred financing costs	0.1	0.1	0.3	0.3
Total interest and financing expenses	$1.3	$1.3	$4.0	$4.0
Weighted average interest rate	4.8%	4.8%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%	5.3%
Average debt outstanding	$100.0	$100.0	$100.0	$100.0
Cash paid for interest	$2.4	$2.4	$4.9	$4.9

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2023, our only off-balance sheet arrangements consisted of $28.8 million of unfunded commitments to provide debt financing and $0.3 million in unfunded equity commitments to 58 existing portfolio companies. As of December 31, 2022, our only off-balance sheet arrangements consisted of $27.5 million of unfunded commitments to provide debt financing to 52 existing portfolio companies and $0.3 million in unfunded equity commitments to one existing portfolio company. As of September 30, 2023, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

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

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 3, 2023	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$2,281,116	Revolver Commitment(a)
Add-On Investment	October 11, 2023	Impact Home Services LLC*	Residential, garage door, electrical, and plumbing services provider	$539,718	Senior Secured – First Lien
				13,398	Equity
Add-On Investment	October 16, 2023	Equine Network, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$955,516	Senior Secured – First Lien
Add-On Investment	October 19, 2023	ArborWorks Acquisition LLC*	A professional tree care firm	$230,769	Senior Secured – First Lien
Add-On Investment	October 31, 2023	2X LLC*	Provider of outsourced digital B2B marketing-as-a-service	$1,448,388	Senior Secured – First Lien

* Existing portfolio company

(a) The Company has full discretion to fund this revolver commitment

The Company realized the following portfolio company subsequent to September 30, 2023:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Loss	Instrument Type
Full Realization	October 24, 2023	Interstate Waste Services, Inc.*	Provider of non-hazardous waste management, collection, and recycling services	$389,496	$(556,629)	Equity

* Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of November 7, 2023 was $163.0 million.

Dividend Declared

On October 5, 2023, the Board declared a regular monthly dividend for each of October 2023, November 2023, and December 2023 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/5/2023	10/30/2023	10/31/2023	11/15/2023	$0.1333
10/5/2023	11/29/2023	11/30/2023	12/15/2023	$0.1333
10/5/2023	12/15/2023	12/18/2023	12/29/2023	$0.1333

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the "Federal Reserve") and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. As of September 30, 2023 and December 31, 2022, 98% and 97% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to LIBOR and SOFR, which are indexed to 30-day or 90-day LIBOR and SOFR rates, subject to an interest rate floor. As of September 30, 2023 and December 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.18% and 1.07%, respectively.

On July 1, 2023, the publication of all LIBOR settings as representative rates has ceased. As of September 30, 2023, we have facilitated an orderly transition of our LIBOR-based investments to SOFR. Any remaining USD LIBOR-based investments will transition subsequent to September 30, 2023 or the next contract reset date.

Assuming that the Consolidated Statements of Assets and Liabilities as of September 30, 2023 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$16.1	$(3.2)	$12.9
Up 150 basis points	12.1	(2.4)	9.7
Up 100 basis points	8.1	(1.6)	6.5
Up 50 basis points	4.0	(0.8)	3.2
Down 50 basis points	(4.0)	0.8	(3.2)
Down 100 basis points	(8.1)	1.6	(6.5)
Down 150 basis points	(12.1)	2.4	(9.7)
Down 200 basis points	(16.1)	3.2	(12.9)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 for more information on the incentive fee.
(2)	At September 30, 2023, the three month LIBOR rate was 566 basis points and the three month SOFR rate was 540 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps LIBOR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2023 and 2022, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as described below, during the nine months ended September 30, 2023, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

No shares were issued under the distribution reinvestment program during either of the nine months ended September 30, 2023 and 2022.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Equity Distribution Agreement, dated August 11, 2023, by and among Stellus Capital Investment Corporation and Stellus Capital Management, LLC, on the one hand, and Keefe, Bruyette & Woods, Inc. and Raymond James & Associates, Inc. on the other hand (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00971), filed on August 14, 2023).

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

Dated: November 7, 2023	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer