Form 10-K
period 2023-12-31
Stellus Capital Investment Corp
filed 2024-03-04
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35730

STELLUS CAPITAL INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	46-0937320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4400 Post Oak Parkway, Suite 2200, Houston, TX	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 292-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 was: $291,372,749.

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of March 4, 2024 was 24,125,642.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2023

PART I

Item 1.    Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management,” the “Advisor” or the “Administrator” refer to our investment adviser and administrator, Stellus Capital Management, LLC.

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We were organized as a Maryland corporation on May 8, 2012, and formally commenced operations on November 7, 2012. We originate and invest primarily in private middle-market companies (typically those with $5 million to $50 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often with corresponding equity co-investments. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans, and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche. Unsecured debt includes senior unsecured and subordinated loans.

Our investment activities are managed by our investment adviser, Stellus Capital Management, an investment advisory firm led by Robert T. Ladd and its other senior investment professionals. We source investments primarily through the extensive network of relationships that the senior investment professionals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating that is often referred to as “junk.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation. We seek to achieve our investment objective by:

●	accessing the extensive origination channels established and developed by the Stellus Capital Management senior investment professionals which include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;
●	investing in what we believe to be companies with strong business fundamentals, generally within our core middle-market company focus;
●	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;
●	focusing primarily on directly originated transactions;
●	applying the disciplined underwriting standards that the Stellus Capital Management senior investment professionals have developed over their extensive investing careers; and
●	capitalizing upon the experience and resources of the Stellus Capital Management investment team to monitor our investments.

On May 9, 2022, we and certain of our affiliates received an exemptive order (the “Order”) from the Securities and Exchange Commission (“SEC”) that superseded the prior co-investment exemptive relief orders granted to us by the SEC that permits us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. We co-invest, subject to the conditions in the Order, with an affiliated private BDC and other private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to our investment strategy, and we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2023, we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to U.S. federal income tax on any income we timely distribute to our stockholders.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2023, our asset coverage ratio was 223%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

SBIC Licenses

Two of our wholly owned subsidiaries, Stellus Capital SBIC LP and Stellus Capital SBIC II LP (together, the “SBIC subsidiaries” and individually, the “SBIC I subsidiary” and “SBIC II subsidiary,” respectively), hold a license to operate as small business investment companies (“SBICs”). Current U.S. Small Business Administration (“SBA”) regulations allow a single SBIC to obtain leverage by issuing debentures guaranteed by the SBA up to a maximum of $175 million, subject to required capitalization of the SBIC subsidiary, SBA approval, and other requirements. The maximum leverage available to a “family” of SBIC funds is $350.0 million, subject to SBA approval. SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. We believe that the SBA-guaranteed debentures are an attractive source of debt capital.

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
●	We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of Stellus Capital Management to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our incentive fee may induce Stellus Capital Management to make speculative investments.
●	We may be obligated to pay Stellus Capital Management incentive compensation even if we incur a loss and may pay more than 20.0% of our net capital gains because we cannot recover payments made in previous years.
●	We will be subject to U.S. federal income tax at corporate rates and may default under our revolving credit facility if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
●	Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
●	Substantially all of our assets are subject to security interests under the Credit Facility (as defined below) or claims of the SBA with respect to SBA-guaranteed debentures we may issue and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.
●	Most of our portfolio investments are recorded at fair value as determined in good faith by our board of directors (the “Board”) and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
●	Any failure to comply with SBA regulations could have an adverse effect on our SBIC subsidiaries’ operations.

●	Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
●	The time and resources that the investment professionals of Stellus Capital Management devote to us may be diverted, and we may face additional competition due to the fact that Stellus Capital Management and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.
●	If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.
●	The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
●	Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
●	The interest rates of our floating-rate loans to our portfolio companies might be subject to change based on recent regulatory changes.

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

The following table provides a summary of our portfolio investments as of December 31, 2023:

As of
December 31, 2023
($ in millions)
Number of investments in portfolio companies	93
Fair value(a)	$874.5
Cost	$902.1
% of portfolio at fair value – first lien debt(b)	88.6%
% of portfolio at fair value – second lien debt	2.5%
% of portfolio at fair value – unsecured debt	0.7%
% of portfolio at fair value – equity	8.2%
Weighted-average annual yield(c)	11.1%
(a)	As of December 31, 2023, $784.6 million of our debt investments at fair value were at floating interest rates, which represented approximately 98% of our total portfolio of debt investments at fair value. As of December 31, 2023,

$18.1 million of our debt investments at fair value were at fixed interest rates, which represented approximately 2% of our total portfolio of debt investments at fair value.
(b)	Includes unitranche investments, which account for 4.5% of our portfolio at fair value.
(c)	The weighted average yield on all of our debt investments as of December 31, 2023 was approximately 11.9%, of which approximately 11.0% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2023 was approximately 11.1%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment in kind, or Payment-In-Kind (“PIK”) interest, as well as accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.

The senior investment professionals of Stellus Capital Management have an average of over 35 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to the D. E. Shaw & Co., L.P. and its associated investment funds (the “D.E. Shaw group”).

In addition to serving as our investment adviser and the sub-advisor to the D. E. Shaw group as noted above, Stellus Capital Management currently manages private credit funds, some of which have an investment strategy that is similar or identical to our investment strategy. We received the Order from the SEC, which permits us to co-invest with investment funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the Order). We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. In addition, we will not co-invest with D.E. Shaw group funds.

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

Attractive Environment to Lend To Middle-Market Companies

The current strength of the U.S. economy provides an attractive environment to lend to middle-market companies. The U.S. services, healthcare, technology and consumer products sectors continue to show strong growth and profitability, allowing middle-market companies to continue to service their debt and prudently borrow to support growth initiatives and mergers and acquisitions activity. This dynamism, coupled with ample capital from private equity firms to support middle-market companies, is creating a large population of credit worthy companies looking for debt capital.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team

Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management senior investment professionals, including its senior investment professionals who have an average of over 35 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in middle-market investing, including originating, structuring and managing debt and equity securities through market cycles. We believe the members of Stellus Capital Management’s senior investment team are proven and experienced, with extensive capabilities in credit investing, having participated in these markets for the predominant portion of their careers. We believe that these characteristics enhance the quantity and quality of investment opportunities available to us.

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

Resources of Stellus Capital Management Platform

We have access to the resources and capabilities of Stellus Capital Management, which has 17 investment professionals, including Robert T. Ladd, Dean D’Angelo, and Joshua T. Davis, who are supported by five managing directors, four vice presidents and four analysts. These individuals have developed long-term relationships with middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by W. Todd Huskinson, who serves as our Chief Financial Officer and Chief Compliance Officer, and his staff of nine finance and operations professionals.

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

With an average of over 35 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment professionals of Stellus Capital Management have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancing, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through equity co-investments. This flexible approach enables Stellus Capital Management to respond to market conditions and offer customized lending solutions.

Stellus Capital Management invests across a wide range of industries with deep expertise in select verticals including, but not limited to, business services, retail, general industrial, government services, healthcare, software and specialty finance. Our typical transactions include providing financing for leveraged buyouts, acquisitions, recapitalizations and growth opportunities. We seek to maintain a diversified portfolio of investments as a method to manage risk and capitalize on specific sector trends. In addition, we co-invest with private credit funds and a private BDC managed by Stellus Capital Management or its affiliates that have a similar, overlapping or identical investment strategy as us and where doing so is consistent with conditions of the Order, and we may co-invest with other BDCs and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future.

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

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Since inception, Stellus Capital Management has completed financing transactions with more than 190 equity sponsors and completed multiple financing transactions with more than 35 of those equity sponsors.

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

Unitranche Debt Unitranche debt typically is structured as first lien loans that combine both senior and junior debt, with lenders agreeing separately to an order of priority among them. To the extent that we invest in the “last out” tranche of a unitranche facility, our unitranche investments will have certain risk characteristics of second lien debt. Unitranche debt typically provides for moderate loan amortization in the initial years of the debt, with the majority of the principal payment deferred until loan maturity. Since unitranche debt generally allows the borrower to make a large lump sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In some cases, we will be the sole lender, or we, together with our affiliates, will be the sole lender, of unitranche debt, which can provide us with more influence interacting with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

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

Investment Process

Through the resources of Stellus Capital Management, we have access to significant research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Stellus Capital Management has designed a highly involved and interactive investment management process, which is the core of its culture and the basis for what we believe is a strong track record of investment returns. The investment process seeks to select only those investments that it believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Stellus Capital Management applies its expertise to screen our investment opportunities as described below. This rigorous process, combined with its broad origination capabilities, has allowed the Stellus Capital Management team to be prudent in selecting opportunities in which to make an investment.

All potential investment opportunities undergo an initial informal review by Stellus Capital Management’s investment professionals. Each potential investment opportunity that an investment professional determines merits consideration is presented and evaluated at a weekly meeting during which Stellus Capital Management’s senior investment professionals discuss the merits and risks of the potential investment opportunity as well as the due diligence process and the pricing and structure. If Stellus Capital Management’s senior investment professionals believe an investment opportunity merits further review, the investment opportunity is assigned a deal team and the deal team prepares and presents to the investment committee for initial review a prescreen memorandum that generally describes the potential transaction and includes a description of the risks, due diligence process and proposed structure and pricing for the proposed investment opportunity.

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

Upon review of the prescreen memorandum, if the investment committee determines to proceed with the review of an investment opportunity, the deal team continues its diligence and deal structuring plans and prepares a credit approval memorandum for review by the investment committee. The credit approval memorandum updates the prescreen memorandum with more deal-specific detail, including an update to the diligence process and any changes in the structure and pricing of the proposed investment.

Investment Committee

Each new investment opportunity must be unanimously approved by Stellus Capital Management’s investment committee. Follow-on investments in existing portfolio companies also require the investment committee’s unanimous approval. Stellus Capital Management’s Chief Investment Officer, Robert T. Ladd, reviews any amendments before finalizing and closing negotiations with the prospective portfolio company. The purpose of Stellus Capital Management’s investment committee is to evaluate and approve all of our investments, subject at all times to the oversight of our Board. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee consists of Robert T. Ladd, Dean D’Angelo, Joshua T. Davis and W. Todd Huskinson. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Quarterly Full Portfolio Review Stellus Capital Management’s Chief Investment Officer and our Chief Compliance Officer perform a quarterly comprehensive review of every portfolio company with the deal teams. This process includes a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, the valuation of each portfolio investment for which a market quotation is not readily available is reviewed by our independent third-party valuation firm at least twice annually. In addition, portfolio investments that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board based on the input of Stellus Capital Management’s investment professionals and our Board’s audit committee.

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

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) regulates recordkeeping associated with fair value determinations. While our Board has not elected to designate Stellus Capital Management as the valuation designee, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, we will generally invest in illiquid loans and securities, including debt and equity securities of private middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC's board.

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

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost, plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist in determining the valuation. Because we expect that there will not be a readily available market quotation for many of the investments in our portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

We have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

●	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
●	preliminary valuation conclusions are then documented and discussed with Stellus Capital Management’s senior investment professionals;
●	at least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;

●	the audit committee of our Board then reviews these preliminary valuations; and
●	the Board then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management’s investment professionals, the independent valuation firm and the audit committee of the Board.

In following these approaches, the types of factors that are taken into account in fair value pricing our investments include, as relevant, but are not limited to:

●	available current market data, including relevant and applicable market trading and transaction comparables;
●	applicable market yields and multiples;
●	financial covenants;
●	call protection provisions;
●	information rights;
●	the nature and realizable value of any collateral;
●	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
●	comparisons to financial ratios of peer companies that are public;
●	comparable merger and acquisition transactions; and
●	the principal market and enterprise values.

Realization of Investments

The potential exit scenarios of a portfolio company play an important role in evaluating investment decisions. Our debt orientation provides for increased potential exit opportunities, including (a) the sale of investments in the private markets, (b) the refinancing of investments held, often due to maturity or recapitalizations, and (c) other liquidity events, including the sale or merger of the portfolio company. Since we seek to maintain a debt orientation in our investments, we expect to receive interest income over the course of the investment period, resulting in a return on invested capital well in advance of final exit.

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

Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. We adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and comply with the recordkeeping requirements.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Stellus Capital Management or an affiliate of Stellus Capital Management provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse Stellus Capital Management or an affiliate of Stellus Capital Management, as applicable, for its allocated costs in providing such assistance, subject to the review by our Board, including our independent directors.

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

Pursuant to the Investment Advisory Agreement, we have agreed to pay Stellus Capital Management a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is borne by our stockholders.

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

Incentive Fee

The incentive fee, which provides Stellus Capital Management with a share of the income that it generates for us, has two components, ordinary income and capital gains, calculated as follows:

The ordinary income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement, and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision, for the benefit of Stellus Capital Management, measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, Stellus Capital Management receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%.

The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, Stellus Capital Management receives 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters.

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

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income

Allocated to Income-Related Portion of Incentive Fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Investment

Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

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

Board Approval of the Investment Advisory Agreement

Our Board, including a majority of our independent directors, approved the Investment Advisory Agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the Investment Advisory Agreement on January 10, 2024 by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. As a condition of the SEC's COVID-19 relief, our Board will be required to ratify the re-approval of the Investment Advisory Agreement at its next in-person meeting. In its consideration of the Investment Advisory Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

In voting to approve the Investment Advisory Agreement, our Board, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:

●	Nature, Extent and Quality of Services. Our Board considered the nature, extent and quality of the advisory and other services to be provided by Stellus Capital Management, including the investment performance of Stellus Capital Management’s investment team. Our Board also considered the investment selection process expected to be employed by Stellus Capital Management, including the flow of transaction opportunities resulting from its investment team’s significant experience in originating, structuring and managing loans and debt securities through market cycles, and the employment of Stellus Capital Management’s investment strategy, rigorous due diligence process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of our investment objective. Our Board also considered Stellus Capital Management’s personnel and their prior experience in connection with the types of investments made by us, including such

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
●	Projected Costs of the Services Provided to the Company. Our Board considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees) of other externally managed BDCs that invest in similar securities, our total expenses, and expense ratios compared to other externally managed BDCs of similar size and with similar investment objectives and (ii) the administrative services that Stellus Capital Management will provide to us at cost pursuant to the Administration Agreement. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory Agreement are generally comparable to or more favorable than those payable under agreements of comparable externally managed BDCs and reasonable in relation to the services expected to be provided by Stellus Capital Management.
●	Projected Profitability of Stellus Capital Management. Our Board considered information about Stellus Capital Management, including the anticipated costs of the services to be provided by Stellus Capital Management and the anticipated profits to be realized by it, including as a result of our investment performance, which would generally be equal or similar to the profitability of investment advisers managing comparable BDCs. Our Board reviewed our investment performance, as well as comparative data with respect to the investment performance of other externally managed BDCs, as it relates to the management and incentive fees we pay Stellus Capital Management. As a result of this review, our Board determined that our investment performance supported the renewal of the Investment Advisory Agreement.
●	Economies of Scale. Our Board considered the extent to which economies of scale would be realized as we grow, and whether the fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of our stockholders. Taking into account such information, our Board determined that the advisory fee structure under the Investment Advisory Agreement was reasonable with respect to any economies of scale that may be realized as we grow.
●	Limited Potential for Additional Benefits Derived by Stellus Capital Management. Our Board considered existing and potential sources of indirect income Stellus Capital Management would receive as a result of the relationship with us, and whether there would be potential for additional benefits to be derived by Stellus Capital Management as a result of our relationship, and was advised any such potential would be limited.
●	Conclusions. In view of the wide variety of factors that our Board considered in connection with its evaluation of the Investment Advisory Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. The Board did not rank or otherwise assign relative weights to the specific factors it considered in connection with its evaluation of the Investment Advisory Agreement, nor did it undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate decision made by our Board. Rather, the Board based its approval of the Investment Advisory Agreement on the totality of information presented to it. In considering the factors discussed above, individual directors may have given different weights to different factors.

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

Regulation as a Business Development Company

We are a BDC under the 1940 Act that has elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in Section 2(a)(19) of the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by the holders of a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval upon 60 days’ prior written notice to stockholders.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. Under the 1940 Act and the rules thereunder, “eligible portfolio companies” include (1) private domestic operating companies, (2) public domestic operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange, or “NYSE”), and (3) public domestic operating companies having a market capitalization of less than $250 million. Public domestic operating companies whose securities are quoted on the over-the-counter bulletin board or through Pink Sheets LLC are not listed on a national securities exchange and therefore are eligible portfolio companies.

(2)	Securities of any eligible portfolio company which we control.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” in this Annual Report on Form 10-K.

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

Proxy Policies. Stellus Capital Management votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. Stellus Capital Management reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases, Stellus Capital Management will vote in favor of proposals that Stellus Capital Management believes are likely to increase the value of the portfolio securities we hold. Although Stellus Capital Management will generally vote against proposals that may have a negative effect on our portfolio securities, Stellus Capital Management may vote for such a proposal if there exist compelling long-term reasons to do so.

Stellus Capital Management has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that Stellus Capital Management’s vote is not the product of a conflict of interest, Stellus Capital Management requires that anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote. Where conflicts of interest may be present, Stellus Capital Management will disclose such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.

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

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our stockholders to employees of Stellus Capital Management and its affiliates with a legitimate business need for the information. We intend to maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

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

Taxation as a Regulated Investment Company

As a BDC, we have elected, qualified, and intend to continue to qualify annually to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to maintain our RIC treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we:

●	qualify as a RIC; and
●	satisfy the Annual Distribution Requirement;

we will not be subject to U.S. federal income tax on the portion of our income we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending December 31, and (c) any income and capital gain net income that we recognized in preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each year;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (which generally are partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
●	diversify our holdings so that at the end of each quarter of the taxable year:
o	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o	no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding tax liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. If we are not able to obtain sufficient cash from other sources to satisfy the Annual Distribution Requirement, we may fail to maintain our tax treatment as a RIC and become subject to corporate-level U.S. federal income taxes on all of our taxable income without the benefit of the dividends-paid deduction.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy (i) the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business Regulation as a Business Development Company — Senior Securities” in this Annual Report on Form 10-K. Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

NYSE Corporate Governance Regulations

NYSE has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.

Regulation as a Small Business Investment Company

Our wholly owned subsidiaries’ SBIC licenses allow them to incur leverage by issuing SBA-guaranteed debentures, subject to customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses (together with their affiliates) include businesses that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller enterprises,” as defined by the SBA. A smaller enterprise is a business (together with its affiliates) that has a net worth not exceeding $6 million and has average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility of a small business or a smaller enterprise, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales of the business and its affiliates. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $175.0 million with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to SBA approval. The maximum leverage available to a “family” of SBIC funds is $350.0 million, subject to SBA approval. As of December 31, 2023, our SBIC I subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which approximated their fair value. As of December 31, 2023, our SBIC II subsidiary had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2023, the estimated fair values of the SBA-guaranteed debentures as prepared for disclosure purposes was $293.2 million.

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

The SBA restricts the ability of SBICs to repurchase their capital stock. The SBA restricts the ability of an SBIC to provide financing to an “associate,” as defined in the SBA regulations, without prior written approval from the SBA. SBA regulations also prohibit, without prior SBA approval, a “change of control” or “change in ownership” of an SBIC (as such terms are defined in the SBA regulations) and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiaries may be limited in their ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.

Our SBIC subsidiaries are subject to regulation and oversight by the SBA, including, among other things, requirements with respect to maintaining certain minimum financial ratios and other covenants, a periodic examination by an SBA examiner, and the performance of a financial audit by an independent auditor. Receipt of an SBIC license does not assure that our SBIC subsidiaries will receive SBA-guaranteed debenture funding, which is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate one or both of our SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiaries upon an event of default.

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

From time to time, capital markets may experience periods of disruption and instability, including during portions of the past four fiscal years. In addition, between 2008 and 2009, the global capital markets were unstable, as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the wars in Ukraine and Russia and the Middle East, and health epidemics and pandemics.

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

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money to make investments and may in the future issue additional senior securities, including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that rising interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In the most recent period of rising interest rates, our cost of funds has increased, which may reduce our net investment income. Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates.”

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

Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the Investment Advisory Agreement. Stellus Capital Management’s investment committee consists of four members, including Messrs. Ladd, and D’Angelo, each a member of our Board, Mr. Huskinson, Chief Fnancial Officer and Chief Compliance Officer for us and Stellus Capital Management, and Mr. Davis, a senior investment professional of Stellus Capital Management. The loss of one or more of the members of Stellus Capital Management’s investment committee may limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The members of Stellus Capital Management’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Stellus Capital Management. Similarly, Stellus Capital Management and its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Stellus Capital Management and its affiliates currently manage private credit funds and another BDC that have investment strategies that are similar to, overlapping with or identical to our investment strategy, and with which we co-invest. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

In addition, there may be times when Stellus Capital Management, members of its investment committee or its other investment professionals have interests that differ from those of our stockholders, giving rise to a conflict of interest. Although our investment adviser will endeavor to handle these investment and other decisions in a fair and equitable manner, we and the holders of the shares of our common stock could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by our investment adviser on our behalf, we are unable to monitor these potential conflicts of interest between us and our investment adviser; however, our Board, including the independent directors, reviews conflicts of interest in connection with its review of the performance of our investment adviser. As a BDC, we may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, directors, Stellus Capital Management, principal underwriters and certain of their affiliates, without the prior approval of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

The senior investment professionals and other investment team members of Stellus Capital Management may, from time to time, possess material non-public information, limiting our investment discretion.

The senior investment professionals and other investment team members of Stellus Capital Management, including members of Stellus Capital Management’s investment committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our management and incentive fees may induce Stellus Capital Management to incur additional leverage.

Generally, the management and incentive fees payable by us to Stellus Capital Management may create an incentive for Stellus Capital Management to use any additional available leverage. For example, the fact that the base management fee that we pay to Stellus Capital Management is payable based upon our gross assets (which includes any borrowings for investment purposes) may encourage Stellus Capital Management to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of additional leverage may increase the likelihood of our default on our borrowings, which would disfavor holders of our common stock.

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

We pay Stellus Capital Management an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. Additionally, under the incentive fee structure, Stellus Capital Management may benefit when capital gains are recognized and, because Stellus Capital Management will determine when to sell a holding, Stellus Capital Management will control the timing of the recognition of such capital gains. As a result, Stellus Capital Management may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Our investments in portfolio companies that operate in the business services industry represent 23.78% of our total portfolio as of December 31, 2023. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

We may be subject to risks associated with our investments in the healthcare industry.

Our investments in portfolio companies that operate in the healthcare & pharmaceuticals industry represent 11.77% of our total portfolio as of December 31, 2023. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

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

We may be subject to risks associated with our investments in the high tech industry.

Our investments in portfolio companies that operate in the high tech industry represent 10.52% of our total portfolio as of December 31, 2023. Any of our portfolio companies operating in the high tech industry are subject to substantial risks. The market prices and values of companies operating in the technology industry - including software and consumer and business services companies - tend to exhibit a greater degree of risk and volatility than other types of investments. These companies may fall in and out of favor with the public and investors rapidly, which may cause sudden selling and dramatically lower market prices. These companies also may be affected adversely by changes in technology, consumer and business purchasing patterns, short product cycles, falling prices and profits, government regulation, lack of standardization or compatibility with existing technologies, intense competition, aggressive pricing, advances in artificial intelligence and machine learning, dependence on copyright and/or patent protection and/or obsolete products or services. Certain technology-related companies may face special risks that their products or services may not prove to be commercially successful. Technology-related companies are also strongly affected by worldwide scientific or technological developments. As a result, their products may rapidly become obsolete.

Companies in the application software industry, in particular, may also be negatively affected by the decline or fluctuation of subscription renewal rates for their products and services, which may have an adverse effect on profit margins. Companies in the systems software industry may be adversely affected by, among other things, actual or perceived security vulnerabilities in their products and services, which may result in individual or class action lawsuits, state or federal enforcement actions and other remediation costs.

Such companies are also often subject to governmental regulation and may, therefore, be adversely affected by governmental policies. In addition, a rising interest rate environment tends to negatively affect technology and technology-related companies. Those technology or technology-related companies seeking to finance their expansion would have increased borrowing costs, which may negatively impact their earnings. Technology-related companies are often smaller and less experienced companies and may be subject to greater risks than larger companies, such as limited product lines, markets and financial and managerial resources. These risks may be heightened for technology companies in foreign markets.

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

Legislative or regulatory tax changes could have an adverse impact on us and our stockholders.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, and increases in loan balances as a result of contracted PIK arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

We currently expect to be treated as a publicly offered RIC, although there can be no assurance that we will in fact so qualify for any of our taxable years, and we may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. A proposal, approved by our stockholders at our 2023 annual stockholders meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock below the then current net asset value per share of our common stock in one or more offerings. This approval will expire on the earlier of our 2024 annual stockholder meeting or June 22, 2024, the one-year anniversary of our 2023 annual stockholders meeting. The proposal approved by our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. In addition, we cannot issue shares of our common stock below net asset value unless our Board determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

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

If we are unable to meet the financial obligations under our 4.875% notes due 2026 or (the “2026 Notes”), as issued on January 14, 2021, or the Credit Facility, the SBA, as a creditor, has a superior claim to the assets of our SBIC subsidiaries over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.

As a BDC that has satisfied certain requirements under the 1940 Act, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt until we are able to comply with the 150% asset coverage ratio applicable to us under the 1940 Act. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on Stellus Capital Management’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

Substantially all of our assets are subject to security interests under the Credit Facility or claims of the SBA with respect to SBA-guaranteed debentures we issue and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2023, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure, and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

We adjust quarterly the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting, investor relations and other expenses, including costs associated with corporate governance requirements, such as those under the Sarbanes-Oxley Act, other rules implemented by the SEC and the listing standards of the NYSE. These costs may be significant, and thus may reduce the amount of funds we have available to deploy as investments, reducing our efficiency and potentially hampering our business, financial condition, and results of operations.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.

Complying with Section 404 of the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our securities.

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

On June 20, 2014 and August 14, 2019, our wholly owned subsidiaries, SBIC I and SBIC II, respectively, received licenses from the SBA to operate as SBICs. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forgo attractive investment opportunities that are not permitted under SBA regulations.

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

We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” In addition, we have entered into an Administration Agreement with Stellus Capital Management, pursuant to which we are required to pay to Stellus Capital Management our allocable portion of overhead and other expenses incurred by Stellus Capital Management in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff. This will create conflicts of interest that our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude Stellus Capital Management from licensing or transferring the ownership of the “Stellus Capital” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Stellus Capital

Management or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Stellus Capital” as part of our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

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

Stellus Capital Management and some of its affiliates, including our officers and our interested directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, Stellus Capital Management and/or its affiliates currently manage a private BDC and other private credit funds that have investment strategies that are similar, overlapping or identical to our investment strategy and with which we co-invest. In addition, pursuant to sub-advisory arrangements, Stellus Capital Management provides non-discretionary advisory services to the D. E. Shaw group related to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

Our incentive fee arrangements with Stellus Capital Management may vary from those of other investment funds, account or investment vehicles managed by Stellus Capital Management, which may create an incentive for Stellus Capital Management to devote time and resources to a higher fee-paying fund.

If Stellus Capital Management is paid a higher performance-based fee from any of its other funds, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying fund. For example, to the extent Stellus Capital Management’s incentive compensation is not subject to a hurdle or total return requirement with respect to another fund, it may have an incentive to devote time and resources to such other fund. Any such diversion of Stellus Capital Management's time and resources could negatively impact our business, financial condition, or results.

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

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Legislation passed in June 2023 suspends the debt ceiling through early 2025, unless Congress takes further legislative action to extend it. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

Risks Related to our Investments

Our business and our portfolio companies may be susceptible to economic slowdowns or recessions which would harm our operating results.

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic, and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

We may be subject to risks related to bank impairments or failures either directly or through our portfolio companies, which, in turn, could indirectly impact our performance and results of operations.

In March 2023, the U.S. Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank, and in May 2023, the FDIC took control of First Republic Bank due to liquidity concerns. The impairment or failure of one or more banks with whom we or any of our portfolio companies transact may inhibit our ability or the ability of our portfolio companies to access depository accounts, including cash and cash equivalents, as well as investment accounts, which, in turn, may directly or indirectly impact our performance and results of operations. In the event of a bank impairment or failure we may be forced to delay or forgo investments, and affected portfolio companies may default on their debt obligations to us, either of which would impact our performance. In the event of such a failure of a banking institution where one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, we or our affected portfolio companies would not recover such excess, uninsured amounts, and they may not be able to cure any defaults. Additionally, unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. We closely monitor activity in the banking sector as it relates to any of our borrowers and continually assess any potential direct or indirect impact to us as a result of the same.

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateralsecuring the investment and/or equity co-investments we hold and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

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

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of Stellus Capital Management’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and Stellus Capital Management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies, the commencement and duration of which could distract from their roles or service to us and negatively impact our business.

The lack of liquidity in our investments may adversely affect our business.

Most of our assets are invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies are subject to legal and other restrictions on resale or are otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Also, as noted above, we may be limited or prohibited in our ability to sell or otherwise exit certain positions in our portfolio, as such a transaction could be considered a joint transaction prohibited by the 1940 Act.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, our Board may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

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

We generally have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by our compliance with the conditions under the Order we received from the SEC related to co-investments with investment funds managed by Stellus Capital Management (or an affiliate thereof) or Stellus Capital Management’s allocation policy.

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

The phase-out and replacement of LIBOR may adversely affect the value of our portfolio securities.

As of June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis, and publication of many non-U.S. Dollar LIBOR settings have been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with alternative reference rates based on the Secured Overnight Financing Rate (“SOFR”). SOFR significantly differs from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the U.S. Federal Reserve. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICR Benchmark Administration) has announced that it will require the continued publication of one, three and six month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not being covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period. The transition from LIBOR or the use of synthetic LIBOR in floating-rate debt securities in our portfolio or issued by us could have a material and adverse impact on the value or liquidity of those instruments. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

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

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. Bankruptcy and reorganization proceedings are frequently subject to unpredictable and lengthy delays, and during the process, the debtor company’s competitive position may erode, key management may depart and the debtor company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

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

Pursuant to SEC rules, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions may either comply with the asset coverage requirements of Section 18 when engaging in reverse repurchase agreements or (ii) chose to treat such agreements as derivatives transactions under the adopted rule. A BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the SEC rules. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Risks Relating to Our Common Stock

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof). We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC requirements and SBA regulations and such other factors as our Board may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in our Credit Facility, the 2026 Notes and any future credit facilities, as well as in the terms of any debt securities we issue, may limit our ability to make distributions in certain circumstances.

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

Risks Relating to Our Debt Securities

The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by and us and our general liabilities (total liabilities, less debt).

The 2026 Notes are not and will not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. In addition, the 2026 Notes  rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities (total liabilities, less debt). As of December 31, 2023 we had $160.1 million in outstanding indebtedness under our Credit Facility. The indebtedness under the Credit Facility is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness.

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of Stellus Capital Investment Corporation, and not of any of our subsidiaries. None of our subsidiaries are or will be a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including the SBIC subsidiaries. As of December 31, 2023, our subsidiaries had total indebtedness outstanding of $325.0 million. Certain of these entities (excluding our SBIC subsidiaries) currently serve as guarantors under our Credit Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes.

The indenture under which the 2026 Notes are issued contains limited protection for holders of the 2026 Notes.

The indenture under which the 2026 Notes are issued offers limited protection to holders of the 2026 Notes. The terms of the indenture and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the 2026 Notes. In particular, the terms of the indenture and the 2026 Notes do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2026 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which the 2026 Notes are outstanding, we will not violate Section 18(a)(1)(B) of the 1940 Act, as modified by (i) Section 61(a)(2) of the 1940 Act, or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
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

The 2026 Notes are debt securities for which there currently is no trading market. We do not intend to list the 2026 Notes on any securities exchange or for quotation of the 2026 Notes on any automated dealer quotation system. If the 2026 Notes are traded after their initial issuance, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions, or other relevant factors. Although the underwriter has informed us that it intends to make a market in the 2026 Notes, it is not obligated to do so, and the underwriter may discontinue any market-making in the 2026 Notes at any time at its sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop or be maintained for the 2026 Notes, that you will be able to sell your 2026 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2026 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2026 Notes for an indefinite period of time.

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

We may not be able to repurchase the 2026 Notes upon a Change of Control Repurchase Event (as defined in the supplemental indenture governing the 2026 Notes) because we may not have sufficient funds. We would not be able to borrow under our Credit Facility to finance such a repurchase of the 2026 Notes, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the 2026 Notes may require us to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the 2026 Notes to require the mandatory purchase of the 2026 Notes will constitute an event of default under our Credit Facility, entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 2026 Notes and a cross-default under the agreements governing the Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 2026 Notes exercise their right to require us to repurchase

Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C.    Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could negatively impact the confidentiality, integrity, or availability of our information systems or the information held on such systems. These processes include controls, procedures, systems and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. Such processes are set forth in our joint Cybersecurity Policy, Written Information Security Policy and Incident Response Plan with Stellus Capital Management (collectively, the “Cybersecurity Policy”). The Cybersecurity Policy also sets forth the role of our Chief Compliance Officer and our Information Security Team in preparing, implementing, and maintaining incident response procedures.

Our Chief Compliance Officer and Information Security Team are responsible for the development and implementation of policies and technical measures to reasonably prevent security incidents. At times we may also engage assessors, consultants, auditors or other third parties to assist with assessing, identifying and managing cybersecurity risk. As part of our risk management process, we conduct assessment and penetration testing, including regular trainings completed by employees of Stellus Capital Management who provide services to us pursuant to the Administration Agreement.

Material Impact of Cybersecurity Risks

As of the date of this Annual Report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about the cybersecurity risks that we face is discussed in Item 1A of Part I, “Risk Factors,” in this Annual Report on Form 10-K under the heading “We, Stellus Capital Management and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.”

Oversight of Cybersecurity Risks

Our cybersecurity risks and associated mitigation strategies are evaluated by our management and the Information Security Team as needed, but no less frequently than annually. On at least a quarterly basis, the Information Security Team reports to our Board on developments to cybersecurity risks we face. Such reports include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and Information Security Team's evaluation of cybersecurity risks that are material to us.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SCM.” As of March 4, 2024, we had nine stockholders of record, which did not include stockholders for whom shares are held in nominee or street name.

We generally intend to pay distributions to our stockholders out of assets legally available for distribution. Our distributions and their frequency, if any, will be determined by our Board. From January 2014 through March 2020, we paid aggregate monthly distributions of $0.1133 per share on our common shares. For the period April 2020 through December 2020, we paid quarterly distributions of $0.25 per share on our common shares. For the period January 2021 through June 2021, we paid monthly distributions of $0.0833 per share on our common shares. For the period July 2021 through September 2021, we paid monthly distributions of $0.1000 per share on our common shares. For the period October 2021 through December 2021, we paid monthly distributions of $0.0933 per share on our common shares. For the period January 2022 through March 2022, we paid monthly distributions of $0.0933 per share on our common shares. For the period April 2022 through December 2023, we paid monthly distributions of $0.1133 per share on our common shares. Payment of dividends on our common shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and our financial condition. However, we intend to continue to pay comparable dividends to stockholders in the future.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

On November 16, 2021, the Company entered into an equity distribution agreement, as amended and restated on August 29, 2022 (the “2021 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principals thereunder. Under the 2021 Equity Distribution Agreement, the Company may issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies.

On August 11, 2023, we entered into an equity distribution agreement (the “2023 Equity Distribution Agreement” and together with the 2021 Equity Distribution Agreement, the "Equity Distribution Agreements") with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principals thereunder. Under the Equity Distribution Agreement, we may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, we no longer sold any shares under the 2021 Equity Distribution Agreement. We refers to the issuance and sale of shares under the Equity Distribution Agreements as the "ATM Program".

In November 2021, we sold 31,592 shares of common stock through the ATM Program for net proceeds of $442,770, which was used to repay borrowings under the Credit Facility.

In March 2022, we sold 14,924 shares of common stock through the ATM Program for net proceeds of $205,870, which was used to repay borrowings under the Credit Facility.

In April 2022, we sold 13,416 shares of common stock through the ATM Program for net proceeds of $185,144, which was used to repay borrowings under the Credit Facility.

In November 2022, we sold 120,834 shares of common stock through the ATM Program for net proceeds of $1,648,854, which was used to repay borrowings under the Credit Facility.

In January 2023, we sold 33,812 shares of common stock through the ATM Program for net proceeds of $459,187, which was used to repay borrowings under the Credit Facility.

In March 2023, we sold 547,802 shares of common stock through the ATM Program for net proceeds of $7,832,670, which was used to repay borrowings under the Credit Facility.

In April 2023, we sold 587,363 shares of common stock through the ATM Program for net proceeds of $8,027,626, which was used to repay borrowings under the Credit Facility.

In May 2023, we sold 730,424 shares of common stock through the ATM Program for net proceeds of $10,471,012, which was used to repay borrowings under the Credit Facility.

In June 2023, we sold 991,734 shares of common stock through the ATM Program for net proceeds of $13,566,642, which was used to repay borrowings under the Credit Facility.

In August 2023, we sold 294,993 shares of common stock through the ATM Program for net proceeds of $4,092,986, which was used to repay borrowings under the Credit Facility.

In September 2023, we sold 1,272,745 shares of common stock through the ATM Program for net proceeds of $17,477,976, which was used to repay borrowings under the Credit Facility.

Purchases of Equity Securities

Dividend Reinvestment Plan

During the year ended December 31, 2023, as a part of our distribution reinvestment plan ("DRIP"), we purchased 152,097 shares of our common stock for an average price per share of $13.84 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2023:

	Total Number	Average Price
	of Shares	Paid Per
Period	Purchased	Share
January 1, 2023 – January 31, 2023	9,770	$13.28
February 1, 2023 – February 28, 2023	9,956	15.61
March 1, 2023 – March 31, 2023	11,093	13.88
April 1, 2023 – April 30, 2023	11,986	13.73
May 1, 2023 – May 31, 2023	9,865	15.03
June 1, 2023 – June 30, 2023	10,586	13.93
July 1, 2023 – July 31, 2023	11,978	14.57
August 1, 2023 – August 31, 2023	16,490	14.29
September 1, 2023 – September 30, 2023	12,563	13.91
October 1, 2023 – October 31, 2023	15,894	13.34
November 1, 2023 – November 30, 2023	16,249	12.88
December 1, 2023 – December 31, 2023	15,667	12.77
Total	152,097	$13.84

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

				Premium or	Premium or
				Discount of	Discount of
	NAV Per	Closing Sales Price(2)		High Sales	Low Sales
Fiscal Year Ended	Share(1)	High	Low	NAV(3)	NAV(3)
December 31, 2023
Fourth quarter	$13.26	$13.73	$12.34	3.54%	(6.94)%
Third quarter	$13.19	$15.27	$13.60	15.77%	3.11%
Second quarter	$13.67	$15.00	$13.64	9.73%	(0.22)%
First quarter	$13.87	$15.97	$13.14	15.14%	(5.26)%
December 31, 2022
Fourth quarter	$14.02	$13.96	$11.98	(0.43)%	(14.55)%
Third quarter	$14.15	$14.08	$11.44	(0.49)%	(19.15)%
Second quarter	$14.07	$14.20	$11.13	0.92%	(20.90)%
First quarter	$14.03	$14.15	$13.08	0.86%	(6.77)%
December 31, 2021
Fourth quarter	$14.03	$14.65	$12.38	4.42%	(11.76)%
Third quarter	$13.17	$13.61	$12.45	3.34%	(5.47)%
Second quarter	$13.34	$13.66	$12.40	2.40%	(7.05)%
First quarter	$11.55	$12.70	$10.18	9.96%	(11.86)%
(1)	NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for dividends.
(3)	Calculated as of the respective high or low sales price divided by the quarter-end NAV.

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

Stock Performance Graph

This graph compares the return on our shares of common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through December 31, 2023. The graph assumes that, at inception, a person invested $100 in each share of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II, Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Capital Management;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of Stellus Capital Management to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital Management to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a RIC and as a BDC; and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies” (as defined in the 1940 Act). Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States.

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2023, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income tax on any income we distribute to our stockholders.

Under the 1940 Act, we are allowed to incur a maximum asset coverage ratio of 150% if certain requirements are met, including the approval of a "required majority" (as such term is defined in Section 57(o) of the 1940 Act) of Board and the approval of our stockholders.

On April 4, 2018, the Board, including a “required majority” of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of December 31, 2023, our asset coverage ratio was 223%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in private middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien (including unitranche), second lien, and unsecured debt financing, oftentimes with a corresponding equity investment.

As of December 31, 2023, we had $874.5 million (at fair value) invested in 93 companies. As of December 31, 2023, our portfolio included approximately 89% of first lien debt (including unitranche investments), 2% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$793,819,152	$774,789,320
Senior Secured – Second Lien	42,269,568	21,957,500
Unsecured Debt	6,138,183	5,956,280
Equity	59,916,647	71,757,583
Total Investments	$902,143,550	$874,460,683
(1)	Includes unitranche investments, which account for 4.5% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2023 and December 31, 2022, we had unfunded commitments of $37.0 million and $27.8 million, respectively, to provide debt financing for 57 and 52 portfolio companies, respectively. As of December 31, 2023, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$182,531,256	$175,311,724	20.04%
California	175,207,692	167,713,589	19.18%
Florida	93,155,844	92,297,574	10.55%
Pennsylvania	49,939,315	50,188,102	5.74%
Illinois	58,633,617	49,834,429	5.70%
Arizona	42,136,322	44,558,279	5.10%
Ohio	31,805,370	34,370,277	3.93%
Colorado	31,525,420	30,971,079	3.54%
Wisconsin	27,452,444	26,190,771	3.00%
Washington	24,321,085	24,540,695	2.81%
Georgia	9,100,050	18,885,409	2.16%
Maryland	16,676,194	16,718,728	1.91%
New York	14,692,043	14,931,263	1.71%
Indiana	14,235,403	14,488,700	1.66%
North Carolina	13,891,930	14,532,532	1.66%
District of Columbia	13,030,899	14,006,563	1.60%
New Jersey	10,461,226	11,191,295	1.28%
Michigan	10,664,100	10,736,783	1.23%
Massachusetts	10,151,621	10,515,487	1.20%
Tennessee	9,390,657	9,379,311	1.07%
Missouri	8,862,512	8,850,162	1.01%
Canada	8,700,383	8,813,132	1.01%
Idaho	8,405,946	8,470,065	0.97%
Minnesota	5,976,818	5,907,639	0.68%
Louisiana	5,538,823	5,536,231	0.63%
South Carolina	4,946,375	5,083,862	0.58%
United Kingdom	20,710,205	437,002	0.05%
	$902,143,550	$874,460,683	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2022:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$191,422,143	$171,165,597	20.26%
California	167,833,384	165,340,017	19.57%
Florida	60,593,839	59,421,775	7.03%
Illinois	64,421,998	53,218,615	6.30%
Arizona	43,129,283	44,277,625	5.24%
Pennsylvania	42,899,504	41,889,344	4.96%
Ohio	34,223,452	37,333,236	4.42%
Washington	28,978,375	28,480,471	3.37%
New Jersey	25,395,054	25,140,343	2.98%
Wisconsin	27,533,402	24,271,761	2.87%
District of Columbia	17,236,556	21,124,347	2.50%
Georgia	10,919,642	19,692,757	2.33%
South Carolina	19,089,373	18,654,782	2.21%
Maryland	16,824,077	16,576,554	1.96%
Minnesota	16,972,086	15,952,072	1.89%
United Kingdom	20,530,087	14,445,481	1.71%
Colorado	15,204,934	14,295,470	1.69%
Indiana	14,346,082	14,245,432	1.69%
Canada	13,333,737	13,266,669	1.57%
North Carolina	10,461,551	10,649,232	1.26%
Massachusetts	10,215,356	10,527,659	1.25%
Idaho	9,873,093	9,863,103	1.17%
Missouri	9,142,111	9,656,287	1.14%
New York	5,096,152	5,096,008	0.61%
Michigan	147,906	149,001	0.02%
	$875,823,177	$844,733,638	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$198,018,290	$207,963,749	23.78%
Healthcare & Pharmaceuticals	100,724,952	102,915,887	11.77%
High Tech Industries	90,795,799	91,992,012	10.52%
Media: Advertising, Printing & Publishing	57,640,321	58,741,061	6.72%
Consumer Goods: Non-Durable	63,145,301	52,938,611	6.05%
Beverage, Food, & Tobacco	42,554,582	45,074,817	5.15%
Consumer Goods: Durable	49,046,730	43,725,324	5.00%
Capital Equipment	32,517,673	33,879,801	3.87%
Services: Consumer	33,976,976	33,260,111	3.80%
Construction & Building	30,319,119	30,486,411	3.49%
Aerospace & Defense	46,745,104	24,541,921	2.81%
Environmental Industries	24,219,811	22,997,844	2.63%
Media: Broadcasting & Subscription	17,952,103	20,760,920	2.37%
Transportation & Logistics	17,235,150	17,661,859	2.02%
Chemicals, Plastics, & Rubber	18,338,366	17,569,176	2.01%
Metals & Mining	16,580,562	16,625,000	1.90%
Containers, Packaging, & Glass	17,432,252	15,539,555	1.78%
Utilities: Oil & Gas	9,943,041	10,000,000	1.14%
Education	10,251,179	8,367,469	0.96%
FIRE: Real Estate	17,285,138	6,175,994	0.71%
Media: Diversified & Production	5,662,174	5,763,247	0.66%
Finance	569,039	5,736,868	0.66%
Hotel, Gaming, & Leisure	—	890,968	0.10%
Energy: Oil & Gas	1,189,888	852,078	0.10%
Total	$902,143,550	$874,460,683	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2022:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$207,234,534	$218,866,572	25.91%
Healthcare & Pharmaceuticals	86,469,854	88,103,319	10.43%
Media: Advertising, Printing & Publishing	52,830,447	52,525,839	6.22%
Consumer Goods: Non-Durable	54,683,102	51,280,593	6.07%
Consumer Goods: Durable	45,601,928	44,529,176	5.27%
Aerospace & Defense	48,137,394	39,526,086	4.68%
Software	37,582,855	37,975,255	4.50%
Capital Equipment	33,538,647	33,801,951	4.00%
Beverage, Food, & Tobacco	34,000,918	32,755,054	3.88%
Construction & Building	26,948,135	26,406,849	3.13%
Environmental Industries	27,771,798	26,247,936	3.11%
Services: Consumer	43,302,101	24,616,706	2.92%
Media: Broadcasting & Subscription	18,615,052	21,445,307	2.54%
Chemicals, Plastics, & Rubber	18,487,206	17,903,999	2.12%
Transportation & Logistics	16,768,763	17,161,972	2.03%
Metals & Mining	16,708,750	16,464,001	1.95%
Containers, Packaging, & Glass	17,436,600	13,977,250	1.65%
Retail	13,303,536	13,217,256	1.56%
High Tech Industries	14,126,954	12,648,347	1.50%
Automotive	11,252,581	11,342,751	1.34%
Education	11,057,921	10,498,760	1.24%
Utilities: Oil & Gas	9,921,469	9,800,000	1.16%
Energy: Oil & Gas	7,314,230	7,355,074	0.87%
FIRE: Real Estate	15,642,093	5,866,397	0.69%
Media: Diversified & Production	5,517,409	5,534,710	0.66%
Finance	1,568,900	4,082,579	0.48%
Hotel, Gaming, & Leisure	—	799,899	0.09%
	$875,823,177	$844,733,638	100.00%

At December 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $9.7 million and $9.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.7 million and $18.9 million, respectively. At December 31, 2022, our average portfolio company investment at amortized cost and fair value was approximately $10.3 million and $9.9 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $20.4 million and $21.1 million, respectively.

At December 31, 2023, 98% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as SOFR, and 2% bore interest at fixed rates. At December 31, 2022, 97% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 3% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2023 and December 31, 2022 was approximately 11.9% and 11.1%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of December 31, 2023 and December 31, 2022 was approximately 11.1% and 10.4%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of OID. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of $26.1 million and $48.0 million, respectively, the majority of which was held in our SBIC subsidiaries.

Investment Activity

During the year ended December 31, 2023, we made $190.9 million of investments in 18 new portfolio companies and 28 existing portfolio companies. During the year ended December 31, 2023, we received an aggregate of $141.3 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following is a summary of asset quality ratings of our investment portfolio as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023			As of December 31, 2022
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies
1	$214.1	24%	22	$146.6	17%	17
2	535.3	62%	54	553.2	66%	52
3	107.2	12%	11	120.7	14%	13
4	11.1	1%	1	18.3	2%	2
5	6.8	1%	6	5.9	1%	1
Total	$874.5	100%	94	$844.7	100%	85
(1)	One portfolio company appears in two categories as of December 31, 2023.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2023, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 1.3% at fair value. As of December 31, 2022, we had loans to three portfolio companies that were on non-accrual status, which represented approximately 5.2% of our loan portfolio at cost and 2.3% at fair value. As of December 31, 2023 and December 31, 2022, $7.5 million and $4.8 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Years Ended December 31, 2023, 2022, and 2021

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at primarily floating rates. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the years ended December 31, 2023, 2022, and 2021 (in millions).

	For the year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest income(1)	$96.9	$70.8	$60.7
PIK interest	3.8	1.4	0.9
Miscellaneous fees(1)	5.1	2.9	2.1
Total	$105.8	$75.1	$63.7
(1)	For the years ended December 31, 2023, 2022, and 2021, we recognized $2.7 million, $1.2 million and $2.8 million of non-recurring income, respectively. Non-recurring income was related to early repayments, the recognition of previously reserved income from a prior period, and amendments to specific loan positions.

The increase in interest income from the year ended December 31, 2022 to the year ended December 31, 2023 was due primarily to growth in the overall investment portfolio and rising interest rates. The increase in interest income from the year ended December 31, 2021 to the year ended December 31, 2022 was due primarily to growth in the overall investment portfolio and rising interest rates.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	base management and incentive fees;
●	offerings of our common stock and other securities;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and his respective staffs);
●	transfer agent, dividend agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;

●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the years ended December 31, 2023, 2022, and 2021 (in millions).

	For the year ended
	December 31, 2023	December 31, 2022	December 31, 2022
Operating Expenses
Management fees	$15.5	$14.8	$13.2
Valuation fees	0.4	0.3	0.3
Administrative services expenses	1.9	1.8	1.8
Income incentive fees	10.2	3.8	3.0
Capital gains incentive (reversal) fee	(0.6)	(2.8)	2.9
Professional fees	1.4	1.1	1.1
Directors’ fees	0.4	0.3	0.3
Insurance expense	0.5	0.5	0.5
Interest expense and other fees	32.0	24.5	18.7
Income tax expense	1.3	1.2	1.1
Other general and administrative expenses	0.9	1.0	1.0
Total Operating Expenses	$63.9	$46.5	$43.9
Income incentive fee waiver	(0.3)	—	—
Total Operating Expenses, net of fee waivers	$63.6	$46.5	$43.9

The increase in operating expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures, as well as rising interest rates, (2) higher management fees due to a larger investment portfolio and (3) higher incentive fees due to portfolio performance. The increase in operating expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures, as well as rising interest rates, (2) higher management fees due to a larger investment portfolio and (3) higher incentive fees due to portfolio performance.

Net Investment Income

For the year ended December 31, 2023, net investment income was $42.2 million, or $1.92 per common share based on 22,004,648 weighted-average common shares outstanding. For the year ended December 31, 2022, net investment income was $28.6 million, or $1.46 per common share based on 19,552,931 weighted-average common shares outstanding. For the year ended December 31, 2021, net investment income was $19.8 million, or $1.01 per common share based on 19,489,750 weighted-average common shares outstanding.

Net investment income for the year ended December 31, 2023 increased compared to the year ended December 31, 2022 as a result of growth in the overall investment portfolio and rising interest rates, offset by higher operating expenses as explained in the “Expenses” section above.

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

Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2023 totaled $141.3 million and net realized losses totaled $30.3 million. Net realized losses during the year ended December 31, 2023 resulted primarily from losses from the realization of our debt investments in certain portfolio companies, partially offset from gains from the realization of our equity investments. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2022 totaled $127.5 million resulting in net realized gains totaling $3.7 million, primarily from gains from the realization of our equity investments in certain portfolio companies, offset by dispositions of loans in our portfolio. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2021 totaled $287.6 million resulting in net realized gains totaling $23.7 million, primarily from gains from the realization of our equity investments in certain portfolio companies.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents, including foreign currency translations, for the year ended December 31, 2023, 2022, and 2021 totaled $2.8 million, ($17.5) million, and ($6.9) million, respectively.

The change in unrealized appreciation in 2023 was primarily due to realizations on investments previously written down. The change in unrealized depreciation in 2022 was primarily due to write downs on specific investments. The change in unrealized depreciation in 2021 was primarily due to realizations on equity investments previously written up.

(Provision) Benefit for Taxes on Unrealized (Appreciation) Depreciation on Investments

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

For the years ended December 31, 2023, 2022 and 2021, we recognized a deferred tax (provision) benefit related to unrealized appreciation on certain equity investments for income tax at our Taxable Subsidiaries of approximately ($127.0) thousand, ($213.2) thousand, and $510.9 thousand, respectively.

For the years ended December 31, 2023 and 2021, we recognized tax benefit (expense) related to losses (gains) realized on certain debt (equity) investments held at our Taxable Subsidiaries of $3.0 million and ($3.0) million, respectively. There was no such tax expense for the year ended December 31, 2022. As of December 31, 2023, a tax receivable related to the tax benefit on realized losses of $1.6 million was included on the Consolidated Statement of Assets and Liabilities. As of December 31, 2023 and 2022, a deferred tax liability of $188.9 thousand and $61.9 thousand, respectively, was included in Consolidated Statement of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $17.5 million, or $0.80 per common share based on weighted-average common shares of 22,004,648 outstanding for the year ended December 31, 2023, $14.5 million, or $0.74 per common share based on weighted-average common shares of 19,552,931 outstanding for the year ended December 31, 2022, and $33.6 million, or $1.72 per common share based on weighted-average common hares of 19,489,750 outstanding for the year ended December 31, 2021.

The net increase in net assets resulting from operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to an increase in net investment income, offset by realized losses. The net decrease in net assets resulting from operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to unrealized losses, offset by realized gains.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $17.3 million for the year ended December 31, 2023, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2023 used cash of $4.7 million primarily from stockholder distibutions and net payments on our Credit Facility, offset by proceeds from our ATM Program.

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

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, 2026 Notes, offerings of our common stock, SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities. Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2023 annual stockholders meeting, authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then current net asset value per share in one or more offerings. This authorization will expire on the earlier of June 22, 2024, the one-year anniversary of our 2023 annual stockholders meeting, or our 2024 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet an asset coverage coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of our senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratio requirements at all times. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 223% and 192%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of $26.1 million and $48.0 million, respectively.

Credit Facility

On October 11, 2017, we entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022 and November 21, 2023, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders.

The Credit Facility provides for borrowings up to a maximum of $260.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $350.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to the Third Amendment and Commitment Increase to the Amended and Restated Senior Secured Revolving Credit Agreement, the Credit Facility will bear interest, subject to our election, on a per annum basis equal to (i) term SOFR plus 2.50% (or 2.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus a SOFR credit spread adjustment (0.10% for one-month term SOFR and 0.15% for three-month term SOFR), with a 0.25% SOFR floor, or (ii) 1.50% (or 1.75% during certain periods in which the our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on November 21, 2027, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 21, 2028.

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2023, we were in compliance with these covenants.

As of December 31, 2023 and December 31, 2022, the outstanding balance under the Credit Facility was $160.1 million and $199.2 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $6.6 million in connection with the current Credit Facility, which were capitalized and are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2023 and 2022, $3.5 million and $1.5 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statement of Assets and Liabilities as a deduction from the debt liability attributable to the Credit Facility.

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2023, 2022, and 2021 (dollars in millions):

	For the year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$14.7	$9.2	$5.2
Loan fee amortization	0.7	0.6	0.6
Total interest and financing expenses	$15.4	$9.8	$5.8
Weighted average interest rate	7.9%	4.4%	2.8%
Effective interest rate (including fee amortization)	8.3%	4.8%	3.3%
Average debt outstanding	$186.1	$204.3	$176.9
Cash paid for interest and unused fees	$14.5	$9.0	$5.3

SBA-guaranteed debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2023 and 2022, the SBIC I subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA. As of both December 31, 2023 and 2022, the SBIC II subsidiary had $87.5 million in regulatory capital.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiaries held $485.2 million and $470.7 million in assets at December 31, 2023 and 2022, respectively, which accounted for approximately 53.4% and 52.4% of our total consolidated assets at December 31, 2023 and 2022, respectively.

SBA-guaranteed debentures have fixed interest rates that equal prevailing 10-year Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA-guaranteed debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. As of December 31, 2023 and 2022, the SBIC subsidiaries had $325.0 million and $250.0 of the SBA-guaranteed debentures outstanding, respectively. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September of each applicable year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

As of December 31, 2023, the carrying amount of the SBA-guaranteed debentures was $320.3 million. At the measurement date, the estimated fair value of the SBA-guaranteed debentures as prepared for disclosure purposes was $293.2 million. As of December 31, 2022, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair value of the SBA-guaranteed debentures is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2023 and 2022, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to our Consolidated Financial Statements.

As of December 31, 2023 and 2022, we have incurred $11.1 million and $10.9 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries have received their licenses, respectively, which were recorded as prepaid loan fees. As of December 31, 2023 and 2022, $4.7 million and $5.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statement of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2023, 2022, and 2021 (dollars in millions):

	For the year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$10.0	$8.2	$6.4
Debenture fee amortization	1.3	1.2	1.1
Total interest and financing expenses	$11.3	$9.4	$7.5
Weighted average interest rate	3.2%	2.8%	2.8%
Effective interest rate (including fee amortization)	3.5%	3.3%	3.3%
Average debt outstanding	$318.8	$288.2	$227.8
Cash paid for interest	$9.6	$7.4	$5.9

Notes Offering

On August 21, 2017, we issued $42.5 million in aggregate principal amount of 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”). On September 8, 2017, we issued an additional $6.4 million in aggregate principal amount of the 2022 Notes pursuant to a full exercise of the underwriters’ overallotment option. On January 13, 2021, we caused notices to be issued to the holders of our 2022 Notes regarding our exercise of our option to redeem all of the issued and outstanding 2022 Notes, pursuant to the Second Supplemental Indenture dated as of August 21, 2017, between us and U.S. Bank National Association, as trustee. We redeemed all $48.9 million in aggregate principal amount of the 2022 Notes on February 12, 2021. The 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon through the redemption date. As a result of the redemption, we recognized a loss on debt extinguishment of $0.5 million due to the write off of the remaining deferred financing costs on the 2022 Notes. This loss is included in the Consolidated Statement of Operations for the year ended December 31, 2021.

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the year ended December 31, 2021 (in millions):

For the year ended
December 31, 2021
Interest expense	$0.3
Deferred financing costs	0.1
Total interest and financing expenses	$0.4
Loss on extinguishment of debt(1)	0.5
Weighted average interest rate(2)	5.7%
Effective interest rate (including fee amortization)(2)	6.4%
Average debt outstanding(3)	$48.9
Cash paid for interest	$0.5
(1)	The loss on debt extinguishment is not included in interest expense or net investment income.
(2)	Excludes the loss on debt extinguishment.
(3)	For the year ended December 31, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021, the repayment date of the 2022 Notes.

On January 14, 2021, we issued $100.0 million in aggregate principal amount of the 2026 Notes. The 2026 Notes will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes is payable semi-annually beginning September 30, 2021.

We used the net proceeds from the 2026 Notes offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. The 2026 Notes are institutional, non-traded notes. As of December 31, 2023, the carrying amount of the 2026 Notes was $99.0 million. At the measurement date, the estimated fair value of the 2026 Notes as prepared for disclosure purposes was $93.0 million.

In connection with the issuance and maintenance of the 2026 Notes, we incurred $2.3 million of fees, which are being amortized over the term of the 2026 Notes. As of December 31, 2023 and December 31, 2022, $1.0 million and $1.5 million remained to be amortized, respectively. These financing costs are presented on the Consolidated Statement of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the years ended December 31, 2023, 2022, and 2021 (in millions):

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$4.9	$4.9	$4.7
Deferred financing costs	0.4	0.4	0.4
Total interest and financing expenses	$5.3	$5.3	$5.1
Weighted average interest rate	4.9%	4.9%	4.9	%(1)
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3	%(1)
Average debt outstanding	$100.0	$100.0	$100.0	(1)
Cash paid for interest	$4.9	$4.9	$3.5
(1)	Calculated for the period from January 14, 2021, the date of the 2026 Notes offering, through December 31, 2021.

Contractual Obligations

							2029 and
	Total	2024	2025	2026	2027	2028	thereafter

	(in millions)
Credit Facility payable	$160.1	$—	$—	$—	$13.3	$146.7	$—
2026 Notes payable	100.0	—	—	100.0	—	—	—
SBA-guaranteed debentures	325.0	—	26.0	39.0	—	82.5	177.5
Total	$585.1	$—	$26.0	$139.0	$13.3	$229.2	$177.5

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2023, our only off-balance sheet arrangements consisted of $36.7 million of unfunded commitments to provide debt financing to 56 existing portfolio companies and $0.3 million in unfunded equity commitments to one existing portfolio company. As of December 31, 2022, our only off-balance sheet arrangements consisted of $27.5 million of unfunded commitments to provide debt financing to 52 existing portfolio companies and $0.3 million in unfunded equity commitments to one existing portfolio company. As of December 31, 2023, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

RIC Status and Dividends

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year to avoid a U.S. federal excise tax on our undistributed earnings of a RIC. As of December 31, 2023, we had $37.0 million of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2024. As of December 31, 2022, we had $28.6 million of undistributed taxable income that was carried forward toward distributions paid during the year ending December 31, 2023.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the Annual Distribution Requirement. In addition, we may retain for investment some or all our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in shares of our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

For a description of our critical accounting policies, see Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments and Revenue Recognition.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our Consolidated Financial Statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2023 and 2022, our investment portfolio valued at fair value represented approximately 96% and 94% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note 1 to the Consolidated Financial Statements contained herein for a detailed discussion of our investment portfolio valuation process and procedures.

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

We believe our investment portfolio as of December 31, 2023 and 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Subsequent Events

Investment Portfolio

We invested in the following portfolio companies subsequent to December 31, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 5, 2024	Whisps Holdings LP*	Manufacturer of cheese-based snacks	$75,192	Equity
Add-On Investment	January 8, 2024	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$475,233	Senior Secured – First Lien
Add-On Investment	January 9, 2024	Morgan Electrical Group Intermediate Holdings, Inc.*	Provider of commercial electrical services	$23,531	Equity
Add-On Investment	January 12, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$50,914	Equity
Add-On Investment	January 31, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$22,331	Equity
Add-On Investment	February 7, 2024	Unicat Catalyst Holdings, LLC*	Manufacturer and distributor of catalysts and other industrial products	$7,032	Equity
Add-On Investment	February 28, 2024	Monitorus Holding, LLC*	Provider of media monitoring and evaluation services	$13,290	Equity
*	Existing portfolio company

We realized an investment in following portfolio company subsequent to December 31, 2023:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	January 8, 2024	Peltram Plumbing Holdings, LLC*	Provider of plumbing solutions.	$16,160,003	Senior Secured – First Lien
*	Existing portfolio company

Credit Facility

The outstanding balance of our the Credit Facility as of March 4, 2024 was $148.5 million.

SBA-guaranteed Debentures

The outstanding balance under SBA-guaranteed debentures as of March 4, 2024 was $325.0 million.

Dividend Declared

On January 13, 2024, our Board declared a regular monthly distribution for each of January, February and March 2024 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
1/13/2024	1/30/2024	1/31/2024	2/15/2024	$0.1333
1/13/2024	2/28/2024	2/29/2024	3/15/2024	$0.1333
1/13/2024	3/28/2024	3/29/2024	4/15/2024	$0.1333

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the “Federal Reserve”) and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. As of December 31, 2023 and December 31, 2022, 98% and 97% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of December 31, 2023 and December 31, 2022, the weighted average interest rate floor on our floating rate loans was 1.26% and 1.07%, respectively.

On July 1, 2023, the publication of all LIBOR settings as representative rates has ceased. As of December 31, 2023, we have facilitated an orderly transition of our LIBOR-based investments to SOFR.

Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2023 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$15.9	$(3.2)	$12.7
Up 150 basis points	11.9	(2.4)	9.5
Up 100 basis points	8.0	(1.6)	6.4
Up 50 basis points	4.0	(0.8)	3.2
Down 50 basis points	(4.0)	0.8	(3.2)
Down 100 basis points	(8.0)	1.6	(6.4)
Down 150 basis points	(11.9)	2.4	(9.5)
Down 200 basis points	(15.9)	3.2	(12.7)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the Consolidated Financial Statements contained herein for more information on the incentive fee.
(2)	At December 31, 2023, the three-month SOFR rate was 533 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2023 and 2022, we did not engage in interest rate hedging activities.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Stellus Capital Investment Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2023 and 2022, by correspondence with portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fair value of investments

As described further in Note 6 to the financial statements, the Company had investments in portfolio companies with a fair value of $874,460,683. Investment values are based on prices or valuation techniques that require inputs that are significant and unobservable. The determination of fair value also requires management judgement. As such, we identified fair value of investments as a critical audit matter.

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

Our audit procedures related to the fair value of investments included the following, among others.

●	Testing the design and operating effectiveness of certain relevant controls over management’s process relating to the fair value measurement of investments.
●	With the assistance of internal valuation specialists to evaluate and test management’s process to develop valuation estimates, we performed audit procedures to determine that the data, methods, and assumptions used to determine investment fair value was reasonable for a selection of investments. We also tested the mathematical accuracy of investment valuations for a selection of investments. Certain key inputs/assumptions tested by us included one or more of the following, among others:
●	Discount rate
●	Credit yields
●	Market multiples
●	Revenue and EBITDA multiples
●	Weighting between valuation techniques,

In testing the inputs/assumptions above, we considered available third-party market information, current economic conditions, and client specific source information.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas
March 4, 2024

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022
ASSETS
Control investments at fair value (amortized cost of $17,285,138 and $0, respectively)	$6,175,994	$—
Non-controlled, non-affiliated investments, at fair value (amortized cost of $884,858,412 and $875,823,177, respectively)	868,284,689	844,733,638
Cash and cash equivalents	26,125,741	48,043,329
Receivable for sales and repayments of investments	371,877	718,794
Interest receivable	4,882,338	3,984,409
Income tax receivable	1,588,708	—
Other receivables	42,995	34,245
Deferred offering costs	7,312	1,100
Prepaid expenses	606,674	667,267
Total Assets	$908,086,328	$898,182,782
LIABILITIES
2026 Notes payable	$98,996,412	$98,549,692
Credit Facility payable	156,564,776	197,685,281
SBA-guaranteed debentures	320,273,358	307,895,195
Management fees payable	2,918,536	7,150,407
Income incentive fees payable	2,885,180	2,464,408
Capital gains incentive fees payable	—	569,528
Interest payable	5,241,164	4,640,841
Related party payable	—	1,060,321
Unearned revenue	397,725	320,675
Administrative services payable	402,151	356,919
Income tax payable	—	1,175,373
Deferred tax liability	188,893	61,936
Other accrued expenses and liabilities	278,345	475,593
Total Liabilities	$588,146,540	$622,406,169
Commitments and contingencies (Note 7)
Net Assets	$319,939,788	$275,776,613
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 24,125,642 and 19,666,769 issued and outstanding, respectively)	$24,125	$19,667
Paid-in capital	335,918,984	275,114,720
Total distributable (loss) earnings	(16,003,321)	642,226
Net Assets	$319,939,788	$275,776,613
Total Liabilities and Net Assets	$908,086,328	$898,182,782
Net Asset Value Per Share	$13.26	$14.02

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
INVESTMENT INCOME
From control investments:
Interest income	$37,897	$—	$—
From non-controlled, non-affiliated investments
Interest income	101,978,891	72,964,999	61,536,686
Other income	3,830,780	2,147,577	2,142,308
Total Investment Income	$105,847,568	$75,112,576	$63,678,994
OPERATING EXPENSES
Management fees	$15,452,347	$14,848,174	$13,169,606
Valuation fees	373,628	351,752	313,437
Administrative services expenses	1,908,191	1,810,576	1,798,966
Income incentive fees	10,189,888	3,782,151	3,043,470
Capital gains incentive (reversal) fee	(569,528)	(2,818,623)	2,867,131
Professional fees	1,455,372	1,103,693	1,082,917
Directors’ fees	406,000	329,000	315,000
Insurance expense	492,596	503,907	482,140
Interest expense and other fees	32,011,317	24,469,285	18,721,058
Income tax expense	1,333,452	1,161,668	1,102,374
Other general and administrative expenses	891,170	984,309	1,006,428
Total Operating Expenses	$63,944,433	$46,525,892	$43,902,527
Income incentive fee waiver	(307,442)	—	—
Total Operating Expenses, net of fee waivers	$63,636,991	$46,525,892	$43,902,527
Net Investment Income	$42,210,577	$28,586,684	$19,776,467
Net realized loss on non-controlled, non-affiliated investments	$(30,211,467)	$3,660,595	$23,710,167
Net realized loss on foreign currency translation	(112,481)	(6,091)	—
Loss on debt extinguishment	—	—	(539,250)
Net change in unrealized depreciation on control investments	(430,577)	—	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	3,222,729	(17,542,230)	(6,928,160)
Net change in unrealized (depreciation) appreciation on foreign currency translation	(6,504)	6,040	—
(Provision) benefit for taxes on net unrealized (appreciation) depreciation on investments	(126,957)	(213,214)	510,868
Benefit (provision) for taxes on net realized loss (gain) on investments	2,987,847	—	(2,957,220)
Net Increase in Net Assets Resulting from Operations	$17,533,167	14,491,784	33,572,872
Net Investment Income Per Share—basic and diluted	$1.92	$1.46	$1.01
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.80	$0.74	$1.72
Weighted Average Shares of Common Stock Outstanding—basic and diluted	22,004,648	19,552,931	19,489,750
Distributions Per Share—basic and diluted	$1.61	$1.30	$1.14

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss) earnings	Net Assets
Balances as of December 31, 2020	19,486,003	$19,486	$276,026,667	$(2,685,504)	$273,360,649
Net investment income	—	—	—	19,776,467	19,776,467
Net realized gain on investments	—	—	—	23,710,167	23,710,167
Loss on debt extinguishment	—	—	—	(539,250)	(539,250)
Net change in unrealized depreciation on investments	—	—	—	(6,928,160)	(6,928,160)
Benefit for taxes on unrealized depreciation on investments				510,868	510,868
Provision for taxes on realized gain on investments	—	—	—	(2,957,220)	(2,957,220)
Return of capital and other tax related adjustments	—	—	(1,861,213)	1,861,213	—
Distributions from net investment income	—	—	—	(21,201,567)	(21,201,567)
Distributions from net realized capital gains	—	—	—	(1,014,420)	(1,014,420)
Issuance of common stock, net of offering costs(1)	31,592	32	393,667	—	393,699
Balances at December 31, 2021	19,517,595	$19,518	$274,559,121	$10,532,594	$285,111,233
Net investment income	—	—	—	28,586,684	28,586,684
Net realized gain on investments	—	—	—	3,660,595	3,660,595
Net realized loss on foreign currency translation	—	—	—	(6,091)	(6,091)
Net change in unrealized depreciation on investments	—	—	—	(17,542,230)	(17,542,230)
Net change in unrealized appreciation on foreign currency translations	—	—	—	6,040	6,040
Provision for taxes on unrealized appreciation on investments	—	—	—	(213,214)	(213,214)
Return of capital and other tax related adjustments	—	—	(1,040,884)	1,040,884	—
Distributions from net investment income	—	—	—	(21,633,343)	(21,633,343)
Distributions from net realized capital gains	—	—	—	(3,789,693)	(3,789,693)
Issuance of common stock, net of offering costs(1)	149,174	149	1,596,483	—	1,596,632
Balances at December 31, 2022	19,666,769	$19,667	$275,114,720	$642,226	$275,776,613
Net investment income	—	—	—	42,210,577	42,210,577
Net realized loss on investments	—	—	—	(30,211,467)	(30,211,467)
Net realized loss on foreign currency translation	—	—	—	(112,481)	(112,481)
Net change in unrealized appreciation on investments	—	—	—	2,792,152	2,792,152
Net change in unrealized depreciation on foreign currency translations	—	—	—	(6,504)	(6,504)
Provision for taxes on unrealized appreciation on investments	—	—	—	(126,957)	(126,957)
Benefit for taxes on realized loss on investments	—	—	—	2,987,847	2,987,847
Return of capital and other tax related adjustments	—	—	(1,348,766)	1,348,766	—
Distributions from net investment income	—	—	—	(35,080,734)	(35,080,734)
Distributions from net realized capital gains	—	—	—	(446,746)	(446,746)
Issuance of common stock, net of offering costs(1)	4,458,873	4,458	62,153,030	—	62,157,488
Balances at December 31, 2023	24,125,642	$24,125	$335,918,984	$(16,003,321)	$319,939,788
(1)	See Note 4 to the Consolidated Financial Statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,533,167	$14,491,784	$33,572,872
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(183,858,762)	(211,010,869)	(387,281,160)
Proceeds from sales and repayments of investments	134,223,224	127,548,194	287,639,512
Net change in unrealized (appreciation) depreciation on investments	(2,792,152)	17,542,230	6,928,160
Net change in unrealized depreciation (appreciation) on foreign currency translations	6,360	(5,897)	—
Increase in investments due to PIK	(3,799,843)	(1,357,177)	(939,030)
Amortization of premium and accretion of discount, net	(2,749,543)	(2,519,462)	(2,412,991)
Deferred tax provision (benefit)	126,957	213,214	(510,868)
Amortization of loan structure fees	657,323	567,375	518,930
Amortization of deferred financing costs	446,720	446,719	444,153
Amortization of loan fees on SBA-guaranteed debentures	1,255,753	1,227,952	1,088,132
Net realized loss (gain) on investments	30,211,467	(3,660,595)	(23,703,499)
Loss on debt extinguishment	—	—	539,250
Changes in other assets and liabilities
Increase in interest receivable	(897,929)	(1,039,810)	(755,151)
Increase in income tax receivable	(1,588,708)	—	—
(Increase) decrease in other receivables	(8,750)	20,507	(29,257)
Decrease (increase) in prepaid expenses	60,593	(155,053)	(25,026)
(Decrease) increase in management fees payable	(4,231,871)	3,696,182	628,903
Increase in income incentive fees payable	420,772	715,278	1,067,470
(Decrease) increase in capital gains incentive fees payable	(569,528)	(2,818,623)	2,867,130
Increase (decrease) in administrative services payable	45,232	(29,449)	(5,123)
Increase in interest payable	600,323	947,179	1,549,577
(Decrease) increase in related party payable	(1,060,321)	1,060,321	—
Increase (decrease) in unearned revenue	77,050	(209,051)	6,302
(Decrease) increase in income tax payable	(1,175,373)	(2,094,141)	2,544,749
(Decrease) increase in other accrued expenses and liabilities	(197,248)	136,635	164,227
Net Cash Used in Operating Activities	$(17,265,087)	$(56,286,557)	$(76,102,738)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$63,348,436	$2,158,540	$449,515
Sales load for common stock issued	(943,248)	(31,066)	(2,489)
Offering costs paid for common stock issued	(253,913)	(517,054)	(53,327)
Stockholder distributions paid	(35,527,480)	(26,594,095)	(21,044,928)
Repayment of Notes	—	—	(48,875,000)
Proceeds from issuance of Notes	—	—	100,000,000
Financing costs paid on Notes	—	—	(2,237,835)
Proceeds from SBA-guaranteed debentures	11,400,000	63,600,000	73,500,000
Financing costs paid on SBA-guaranteed debentures	(277,590)	(1,548,660)	(3,139,725)
Financing costs paid on Credit facility	(2,663,106)	(193,635)	(136,219)
Borrowings under Credit Facility	108,400,000	149,888,800	268,700,000
Repayments of Credit Facility	(148,135,600)	(126,607,800)	(265,360,000)
Partial share redemption	—	—	—
Net Cash (Used) Provided by Financing Activities	$(4,652,501)	$60,155,030	$101,799,992
Net (Decrease) Increase in Cash and Cash Equivalents	$(21,917,588)	$3,868,473	$25,697,254
Cash and Cash Equivalents Balance at Beginning of Period	48,043,329	44,174,856	18,477,602
Cash and Cash Equivalents Balance at End of Period	$26,125,741	$48,043,329	$44,174,856
Supplemental and Non-Cash Activities
Cash paid for interest expense	$29,051,198	$21,280,060	$15,099,656
Income and excise tax paid	2,508,825	3,255,809	1,445,000
(Decrease) increase in distributions payable	—	(1,171,059)	1,171,059
Increase (decrease) in deferred offering costs	6,212	(13,788)	(75,112)
Gain on conversion of equity investment	—	—	6,668
Exchange of investments	3,610,846	—	—

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments (23)	(4)(5)
EH Real Estate Services, LLC	(22)									Skokie, IL
Term Loan A-1 (SBIC)	(4)(16)	1st Lien		10.00%		-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$5,337,200	5,255,564	3,042,204	0.95%
Term Loan A-2 (SBIC)	(4)(16)	1st Lien		10.00%		-%	-%	4/3/2023	9/3/2026		$1,140,558	1,140,558	650,118	0.20%
Term Loan A-2	(16)	1st Lien		10.00%		-%	-%	4/3/2023	9/3/2026		$570,279	570,279	325,059	0.10%
Term Loan A-3 (SBIC)	(4)(16)	1st Lien		10.00%		-%	-%	6/7/2023	9/3/2026		$392,910	392,910	223,959	0.07%
Term Loan A-3	(16)	1st Lien		10.00%		-%	-%	6/7/2023	9/3/2026		$196,455	196,455	111,979	0.04%
Term Loan A-4 (SBIC)	(4)(16)	1st Lien		10.00%		-%	-%	7/12/2023	9/3/2026		$1,003,691	1,003,691	993,654	0.31%
Term Loan A-4	(16)	1st Lien		10.00%		-%	-%	7/12/2023	9/3/2026		$501,846	501,846	496,828	0.16%
Revolver	(16)	1st Lien		10.00%		-%	-%	10/3/2023	9/3/2026		$332,190	332,190	332,190	0.10%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	3	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$17,285,138	$6,175,994	1.93%
Total Control investments												$17,285,138	$6,175,994	1.93%
Non-control, non-affiliated investments	(4)(5)
2X LLC	(9)									Berwyn, PA
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		6/5/2023	6/5/2028	Services: Business	$5,486,458	5,361,018	5,431,593	1.70%
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		10/31/2023	6/5/2028		$1,444,767	1,409,607	1,430,319	0.45%
2X Investors LP Class A Units		Equity						6/5/2023			58,949	589,496	644,844	0.20%
Total												$7,360,121	$7,506,756	2.35%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.61%		5/7/2021	5/7/2026	Services: Business	$15,198,529	15,079,548	15,198,529	4.75%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.61%		5/7/2021	5/7/2026		$649,510	649,510	649,510	0.20%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	58,566	0.02%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	527,094	0.16%
Total												$16,508,470	$16,433,699	5.13%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	1st Lien	1M SOFR+	6.00%	2.00%	11.35%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$10,000,000	9,802,403	9,802,403	3.06%
AdCellerant Holdings, LLC Series A Units		Equity						12/12/2023			728,710	728,710	728,710	0.23%
Total												$10,531,113	$10,531,113	3.29%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.75%	2.00%	12.20%		6/4/2021	6/4/2026	Aerospace & Defense	$14,250,000	14,095,019	14,178,750	4.43%
Revolver	(11)	1st Lien	3M SOFR+	6.75%	2.00%	12.20%		6/4/2021	6/4/2026		$100,000	100,000	99,500	0.03%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			23,859	88,733	112,626	0.04%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$15,051,681	$14,390,876	4.50%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	1st Lien	1M SOFR+	7.50%	1.00%	12.88%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,975,000	16,789,930	15,447,250	4.83%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,139	113,927	92,305	0.03%
Total												$17,432,252	$15,539,555	4.86%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.25%	1.50%	11.60%		3/31/2023	3/31/2028	Services: Business	$8,213,610	8,031,788	8,213,610	2.57%
AR-USA Holdings, LLC Class A Units		Equity						3/31/2023			141	141,261	220,296	0.07%
Total												$8,173,049	$8,433,906	2.64%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	1st Lien	6M SOFR+	5.25%	0.75%	10.87%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,031	93,218	0.03%
Term Loan	(11)	1st Lien	6M SOFR+	5.75%	0.75%	11.24%		12/5/2023	7/1/2029		$9,705,893	9,513,799	9,560,305	2.99%
Ishtar Co-Invest-B LP Partnership Interests	(6)	Equity						7/1/2022			77,778	42,813	200,675	0.06%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	57,335	0.02%
Total												$9,671,865	$9,911,533	3.10%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.35%		3/5/2021	5/9/2028	Services: Business	$9,189,074	9,098,232	9,005,293	2.81%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.35%		4/15/2022	5/9/2028		$2,867,632	2,833,029	2,810,279	0.88%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	606,733	1,205,165	0.38%
SG AL Investment, LLC Common-A Units		Equity						12/22/2023			239	492,905	985,826	0.31%
Total												$13,030,899	$14,006,563	4.38%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	49,816	0.02%
Total												$375,000	$49,816	0.02%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,471,396	0.77%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	7,290,252	2.28%
Total												$-	$9,761,648	3.05%
ArborWorks, LLC	(21)									Oakhurst, CA
Term Loan	(11)(17)	1st Lien	3M SOFR+	6.50%	1.00%	-%	-%	11/6/2023	11/6/2028	Environmental Industries	$3,461,538	3,461,538	3,184,615	1.00%
Revolver	(11)(17)	1st Lien		15.00%		-%	-%	11/6/2023	11/6/2028		$924,871	924,871	850,881	0.27%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	2,695,747	0.84%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$7,997,256	$6,731,243	2.11%
Archer Systems, LLC										Houston, TX
CF Arch Holdings LLC Class A Units		Equity						8/10/2022		Services: Business	100,000	100,000	151,447	0.05%
Total												$100,000	$151,447	0.05%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	2.00%	11.25%		3/22/2022	3/22/2028	Capital Equipment	$9,500,000	9,357,284	9,500,000	2.97%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	2.00%	11.25%		4/17/2023	3/22/2028		$1,893,610	1,859,720	1,893,610	0.59%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	5.75%	1.00%	11.25%		3/22/2022	3/22/2028		$100,000	99,199	100,000	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	1,039,036	0.32%
Total												$11,759,839	$12,532,646	3.91%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	1st Lien	3M SOFR+	5.25%	1.00%	11.42%		7/5/2022	7/5/2027	Capital Equipment	$13,701,636	13,491,633	13,633,128	4.26%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	855,572	0.27%
Total												$14,235,403	$14,488,700	4.53%
BLP Buyer, Inc.										Houston, TX
BL Products Parent, L.P. Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,322,224	0.41%
Total												$983,608	$1,322,224	0.41%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	1st Lien	3M SOFR+	7.24%	2.00%	12.59%		8/28/2019	8/28/2025	Beverage, Food, & Tobacco	$15,548,810	15,499,968	15,548,810	4.86%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	1,148,854	0.36%
Total												$16,415,983	$16,697,664	5.22%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	5.25%	1.00%	10.75%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,019,375	9,901,621	10,019,375	3.13%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	496,112	0.16%
Total												$10,151,621	$10,515,487	3.29%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.55%		2/19/2021	2/19/2026	Services: Business	$8,532,718	8,450,383	8,532,718	2.67%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	280,414	0.09%
Total												$8,700,383	$8,813,132	2.76%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	1st Lien	1M SOFR+	6.75%	1.00%	12.21%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,647,205	4,542,323	4,647,205	1.45%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	68,042	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity						3/15/2023			341,091	341,091	368,615	0.12%
Total												$4,946,375	$5,083,862	1.59%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.57%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,911,253	13,747,760	13,772,140	4.30%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.54%		9/1/2021	9/1/2026		$3,003,933	2,985,566	2,973,894	0.93%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	209,747	0.07%
Total												$16,954,256	$16,955,781	5.30%
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.66%		2/24/2022	2/7/2027	Services: Business	$13,253,232	13,163,476	13,054,434	4.08%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.66%		3/27/2023	2/7/2027		$1,689,882	1,675,663	1,664,534	0.52%
Revolver	(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.60%		2/24/2022	2/7/2027		$33,333	33,333	32,833	0.01%
Total												$14,872,472	$14,751,801	4.61%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.00%		12/21/2020	12/21/2025	Services: Consumer	$6,676,113	6,616,263	6,642,732	2.08%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.00%		12/21/2020	12/21/2025		$16,667	16,667	16,584	0.01%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	398,991	0.12%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	1	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	85,199	0.03%
Total												$7,266,078	$7,143,511	2.24%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.89%		8/2/2023	8/2/2028	Environmental Industries	$9,595,100	9,369,680	9,403,198	2.94%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.89%		8/2/2023	8/2/2028		$33,333	33,333	32,666	0.01%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			2,508	250,761	226,512	0.07%
Total												$9,653,774	$9,662,376	3.02%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.00%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,937,500	4,855,637	4,937,500	1.54%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.02%		11/22/2022	11/22/2027		$20,000	20,000	20,000	0.01%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	282,009	0.09%
Total												$5,161,351	$5,239,509	1.64%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	1.50%	11.85%		6/30/2023	6/30/2028	High Tech Industries	$10,083,715	9,897,128	9,982,878	3.12%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	727,010	0.23%
Total												$10,523,818	$10,709,888	3.35%
Curion Holdings, LLC										Chicago, IL
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.75%	1.00%	12.25%		7/29/2022	7/29/2027	Services: Business	$12,896,751	12,700,039	12,703,300	3.97%
Revolver	(11)	1st Lien	3M SOFR+	6.75%	1.00%	12.25%		7/29/2022	7/29/2027		$100,000	100,000	98,500	0.03%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	901,644	0.28%
Total												$13,540,038	$13,703,444	4.28%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(4)(11)	2nd Lien	1M SOFR+	8.50%	1.00%	13.96%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,943,041	10,000,000	3.13%
Total												$9,943,041	$10,000,000	3.13%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	1st Lien	1M SOFR+	6.25%	1.00%	11.71%		11/1/2019	11/1/2025	Consumer Goods: Durable	$8,894,635	8,862,512	8,850,162	2.77%
Total												$8,862,512	$8,850,162	2.77%
DTE Enterprises, LLC										Roselle, IL
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	852,078	0.27%
Total												$1,189,888	$852,078	0.27%
EHI Buyer, Inc.	(9)									Grand Prarie, TX
Term A Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.50%	11.85%		7/31/2023	7/31/2029	Environmental Industries	$6,096,064	5,950,980	5,974,143	1.87%
EHI Group Holdings, L.P. Class A Units		Equity						7/31/2023			618	617,801	630,082	0.20%
Total												$6,568,781	$6,604,225	2.07%
Elliott Aviation, LLC	(9)									Moline, IL
Term Loan	(11)	1st Lien	1M SOFR+	8.00%	2.00%	11.51%	2.00%	1/31/2020	6/30/2025	Aerospace & Defense	$8,536,150	8,495,851	8,023,981	2.51%
Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	1/31/2026		$56,794	56,794	42,596	0.01%
Revolver A	(11)	1st Lien	1M SOFR+	8.00%	2.00%	11.51%	2.00%	1/31/2020	6/30/2025		$1,410,357	1,410,357	1,325,736	0.41%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			1,048,896	901,489	-	0.00%
Total												$10,864,491	$9,392,313	2.93%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	-	0.00%
Class B Common Units		Equity						12/30/2014			3,017	-	890,968	0.28%
Total												$-	$890,968	0.28%
Equine Network, LLC	(9)									Boulder, CO
Term A Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.11%		5/22/2023	5/22/2028	Services: Consumer	$5,936,305	5,799,443	5,906,623	1.85%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.11%		5/22/2023	5/22/2028		$83,333	83,333	82,916	0.03%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.11%		5/22/2023	5/22/2028		$59,850	59,850	59,551	0.02%
Total												$5,942,626	$6,049,090	1.90%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.75%	2.00%	12.13%		12/7/2023	12/7/2028	Services: Business	$10,000,000	9,802,352	9,802,352	3.06%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			473,485	473,485	473,485	0.15%
Total												$10,275,837	$10,275,837	3.21%
Evriholder Acquisition, Inc.	(9)									Anaheim, CA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.75%	1.50%	12.25%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,756,250	12,482,481	12,756,250	3.99%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,070,891	0.33%
Total												$13,355,814	$13,827,141	4.32%
Exacta Land Surveyors, LLC	(19)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.75%	1.50%	11.25%	1.00%	2/8/2019	2/8/2024	Services: Business	$16,316,361	16,303,438	15,174,216	4.74%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.75%	1.50%	11.25%	1.00%	7/15/2022	2/8/2024		$991,806	989,698	922,380	0.29%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	172,674	0.05%
Total												$18,415,386	$16,269,270	5.08%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	1st Lien	1M SOFR+	6.00%	1.00%	11.46%		3/16/2022	3/16/2027	High Tech Industries	$8,811,898	8,720,761	8,811,898	2.75%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	377,535	0.12%
Total												$9,098,296	$9,189,433	2.87%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,850,000	9,698,462	9,751,500	3.05%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		4/29/2022	4/29/2028		$23,333	23,333	23,100	0.01%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		4/29/2022	4/29/2028		$53,750	53,750	53,213	0.02%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	465,212	0.15%
Total												$10,137,979	$10,293,025	3.23%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	2nd Lien	3M SOFR+	9.00%	1.50%	14.45%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,472,890	4,342,500	1.36%
Total												$4,472,890	$4,342,500	1.36%
Green Intermediateco II, Inc.										Irvine, CA
Term Loan	(11)	1st Lien	1M SOFR+	6.75%	2.00%	12.11%		8/8/2023	8/8/2028	High Tech Industries	$11,142,326	10,880,445	10,919,479	3.41%
Delayed Draw Term Loan	(11)	1st Lien	1M SOFR+	6.75%	2.00%	12.11%		8/8/2023	8/8/2028		$408,127	403,154	399,964	0.13%
Green Topco Holdings, LLC Class A Units		Equity						8/8/2023			271,401	271,401	272,055	0.09%
Total												$11,555,000	$11,591,498	3.63%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	1st Lien	1M SOFR+	6.50%	1.00%	11.96%		10/18/2019	4/2/2025	Beverage, Food, & Tobacco	$12,394,128	12,370,361	12,394,128	3.87%
Revolver	(11)	1st Lien	1M SOFR+	6.50%	1.00%	11.96%		10/18/2019	4/2/2025		$1,803,030	1,803,030	1,803,030	0.56%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	4,703,284	1.47%
Total												$16,140,524	$18,900,442	5.90%
Health Monitor Holdings, LLC										Montvale, NJ
Series A Preferred Units		Equity						5/15/2019		Media: Advertising, Printing & Publishing	1,105,838	1,052,919	1,348,494	0.42%
Total												$1,052,919	$1,348,494	0.42%
Heartland Business Systems, LLC	(9)									Little Chute, WI
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	1.00%	11.75%		8/26/2022	8/26/2027	High Tech Industries	$9,875,000	9,721,122	9,875,000	3.09%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.25%	1.00%	11.75%		8/26/2022	8/26/2027		$49,625	49,197	49,625	0.02%
AMCO HBS Holdings, LP Class A Units	(6)	Equity						8/26/2022			2,861	249,873	726,591	0.23%
Total												$10,020,192	$10,651,216	3.34%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		12/17/2021	12/17/2026	Services: Business	$13,167,870	12,998,250	13,036,191	4.07%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		12/17/2021	12/17/2026		$80,000	80,000	79,200	0.02%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		12/17/2021	12/17/2026		$319,869	317,522	316,670	0.10%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	2,154,608	0.67%
Total												$15,027,363	$15,586,669	4.86%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	3,341,856	1.04%
Total												$-	$3,341,856	1.04%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units	(6)	Equity						1/2/2018		Finance	9,962	449,758	1,710,337	0.53%
Total												$449,758	$1,710,337	0.53%
Impact Home Services LLC	(9)									Tampa, FL
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		4/28/2023	4/28/2028	Services: Consumer	$5,907,215	5,774,440	5,818,607	1.82%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		10/11/2023	4/28/2028		$538,369	525,461	530,293	0.17%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		6/30/2023	4/28/2028		$268,510	262,321	264,482	0.08%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		4/28/2023	4/28/2028		$82,500	82,500	81,263	0.03%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			324	324,242	213,311	0.07%
Total												$6,968,964	$6,907,956	2.17%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	1st Lien	1M SOFR+	5.75%	1.00%	11.21%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$7,613,871	7,519,532	7,613,871	2.38%
Delayed Draw Term Loan	(11)	1st Lien	1M SOFR+	5.75%	1.00%	11.21%		11/1/2021	11/1/2026		$1,477,575	1,464,619	1,477,575	0.46%
Tower Arch Infolinks Media, LP LP Interests	(6)(15)	Equity						10/28/2021			451,688	424,156	751,355	0.23%
Total												$9,408,307	$9,842,801	3.07%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	1.00%	11.25%		7/30/2021	7/30/2026	High Tech Industries	$8,481,549	8,386,574	8,396,734	2.62%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	1.00%	11.25%		3/31/2022	7/30/2026		$6,393,699	6,312,673	6,329,762	1.98%
Credit Connection Holdings, LLC Series A Units		Equity						7/30/2021			804,384	804,384	1,044,566	0.33%
Total												$15,503,631	$15,771,062	4.93%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	1st Lien	3M SONIA+	5.75%	1.00%	11.12%		2/15/2022	2/15/2027	High Tech Industries	£9,850,000	$13,176,385	$12,352,226	3.86%
Revolver	(11)	1st Lien	1M SOFR+	5.75%	1.00%	11.22%		2/15/2022	2/15/2027		$40,000	40,000	39,800	0.01%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	5.75%	1.00%	11.39%		2/15/2022	2/15/2027		$82,292	81,689	81,881	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	928,462	0.29%
Total												$14,081,830	$13,402,369	4.19%
Integrated Oncology Network, LLC										Newport Beach, CA
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.54%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,689,031	15,652,169	15,453,696	4.83%
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.54%		11/1/2021	6/24/2025		$1,086,000	1,081,580	1,069,710	0.33%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.53%		7/17/2019	6/24/2025		$554,070	554,070	545,759	0.17%
Total												$17,287,819	$17,069,165	5.33%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(10)(12)	1st Lien	3M SOFR+	5.50%	1.50%	12.19%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,771,920	5,718,925	5,771,920	1.80%
Term Loan	(10)(12)	1st Lien	3M SOFR+	5.50%	1.50%	12.19%		10/18/2019	10/18/2027		$8,117,989	8,043,856	8,117,989	2.54%
Term Loan (SBIC II)	(5)(10)(12)	1st Lien	3M SOFR+	5.50%	1.50%	12.19%		8/31/2021	10/18/2027		$3,040,324	3,009,699	3,040,324	0.95%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	213,240	0.07%
Total												$16,772,480	$17,143,473	5.36%
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,356,627	5,321,375	5,303,061	1.66%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		8/28/2019	8/28/2025		$4,944,579	4,911,947	4,895,133	1.53%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		6/1/2021	8/28/2025		$1,099,244	1,089,662	1,088,252	0.34%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		8/28/2019	8/28/2025		$531,915	531,915	526,596	0.16%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	1,184,219	0.37%
Total												$13,154,590	$12,997,261	4.06%
J.R. Watkins, LLC										San Francisco, CA
Term Loan (SBIC)	(4)	1st Lien		12.00%		-%	12.00%	12/22/2017	3/31/2024	Consumer Goods: Non-Durable	$13,597,208	13,597,208	4,894,995	1.53%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	-	0.00%
Total												$14,729,784	$4,894,995	1.53%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	1st Lien	1M SOFR+	5.50%	0.00%	10.96%		12/28/2018	11/15/2024	Metals & Mining	$16,625,000	16,580,562	16,625,000	5.20%
Total												$16,580,562	$16,625,000	5.20%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)(18)	1st Lien	PRIME+	6.50%	-%	-%		4/3/2020	6/30/2024	Consumer Goods: Durable	$1,580,768	1,580,768	-	0.00%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	-	0.00%
Total												$5,580,768	$-	0.00%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,491,842	7,398,788	7,491,842	2.34%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		11/9/2021	11/9/2026		$75,000	75,000	75,000	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(6)(4)	Equity						11/9/2021			375,000	375,000	242,696	0.08%
Total												$7,848,788	$7,809,538	2.44%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	1st Lien	6M SOFR+	6.50%	1.00%	11.93%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,243,091	13,048,737	13,044,445	4.08%
Revolver	(11)	1st Lien	1M SOFR+	6.50%	1.00%	11.96%		6/6/2022	6/6/2027		$30,000	30,000	29,550	0.01%
Gauge Vimergy Coinvest, LLC Units	(6)	Equity						6/6/2022			399	391,274	128,766	0.04%
Total												$13,470,011	$13,202,761	4.13%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		9/2/2022	9/2/2027	Consumer Goods: Durable	$98,750	97,591	98,256	0.03%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		9/2/2022	9/2/2027		$46,667	46,667	46,434	0.01%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	96,532	0.03%
Total												$244,258	$241,222	0.07%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	1st Lien	3M SOFR+	7.00%	1.00%	12.35%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,495,248	4,381,153	4,450,296	1.39%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			394,767	394,767	328,212	0.10%
Total												$4,775,920	$4,778,508	1.49%
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	2.00%	11.12%		12/21/2023	12/21/2028	Capital Equipment	$5,000,000	4,900,000	4,900,000	1.53%
Revolver	(11)	1st Lien	3M SOFR+	5.75%	2.00%	11.12%		12/21/2023	12/21/2028		$129,608	129,608	127,016	0.04%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	509,215	0.16%
Total												$5,538,823	$5,536,231	1.73%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	1st Lien	1M SOFR+	6.00%	1.00%	11.46%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$8,470,065	8,405,946	8,470,065	2.65%
Total												$8,405,946	$8,470,065	2.65%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.48%	1.00%	11.83%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,055,000	15,884,362	15,814,175	4.94%
Revolver	(11)	1st Lien	3M SOFR+	6.48%	1.00%	11.83%		5/19/2021	5/19/2026		$50,000	50,000	49,250	0.02%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	595,832	0.19%
Total												$16,867,695	$16,459,257	5.15%
Monitorus Holding, LLC	(7)									London, UK
Term Loan		1st Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$100,989	100,260	99,979	0.03%
Revolver		1st Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€100,989	109,791	108,693	0.03%
Delayed Draw Term Loan		1st Lien		14.00%	1.00%	10.00%	4.00%	5/24/2022	5/24/2027		€100,989	101,929	100,910	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds		Unsecured		8.00%		-%	8.00%	11/15/2023	3/31/2025		$5,532	5,938	6,045	0.00%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	13,487	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Total												$418,322	$437,002	0.09%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Fremont, CA
Term Loan	(11)	1st Lien	1M SOFR+	6.25%	1.50%	11.61%		8/3/2023	8/3/2029	Construction & Building	$4,439,439	4,344,311	4,372,847	1.37%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			357	356,800	351,351	0.11%
Total												$4,701,111	$4,724,198	1.48%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	1st Lien	3M SOFR+	6.75%	1.50%	12.10%		8/30/2019	8/30/2024	Services: Business	$8,317,483	8,291,166	8,275,896	2.59%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.75%	1.50%	12.10%		8/30/2019	8/30/2024		$5,245,036	5,228,576	5,218,811	1.63%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	471,147	0.15%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	471,147	0.15%
Total												$13,960,500	$14,437,001	4.52%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.10%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,882,796	4,962,500	1.55%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.10%		10/12/2022	10/12/2027		$33,333	33,333	33,333	0.01%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	226,849	0.07%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	103,563	0.03%
Total												$5,243,852	$5,326,245	1.66%
NS412, LLC										Dallas, TX
Term Loan	(11)	2nd Lien	3M SOFR+	8.50%	1.00%	13.95%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,561,754	7,615,000	2.38%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	879,589	0.27%
Total												$8,356,756	$8,494,589	2.65%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NuMet Machining Techniques, LLC	(7)									Birmingham, UK
Term Loan	(11)(13)	2nd Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,563,025	-	0.00%
Bromford Industries Limited Term Loan	(11)(13)	2nd Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026		$7,800,000	7,728,858	-	0.00%
Total												$20,291,883	$-	0.00%
NuSource Financial, LLC										Eden Prairie, MN
NuSource Financial Acquisition, Inc. (SBIC II)	(5)	Unsecured		13.75%		4.00%	9.75%	1/29/2021	7/29/2026	Services: Business	$6,028,203	5,976,818	5,907,639	1.85%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$5,976,818	$5,907,639	1.85%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	1st Lien	3M SOFR+	6.21%	1.00%	11.56%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$8,793,840	8,753,238	8,793,840	2.75%
Term Loan	(11)	1st Lien	3M SOFR+	6.21%	1.00%	11.56%		10/28/2021	11/15/2025		$3,692,025	3,663,943	3,692,025	1.15%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	2,273,286	0.71%
Total												$13,389,984	$14,759,151	4.61%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	7.00%	1.75%	12.35%		11/16/2022	11/16/2027	Services: Business	$12,764,326	12,552,435	12,764,326	3.99%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	701,538	0.22%
Total												$13,159,177	$13,465,864	4.21%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	4,026,531	1.26%
Total												$119,281	$4,026,531	1.26%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.50%	11.50%		7/1/2019	7/1/2024	Transportation & Logistics	$13,918,747	13,880,996	13,918,747	4.35%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.00%	1.50%	11.50%		7/1/2019	7/1/2024		$1,825,410	1,820,459	1,825,410	0.57%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.50%	11.50%		7/1/2019	7/1/2024		$571,195	571,195	571,195	0.18%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.50%	11.50%		7/1/2019	7/1/2024		$962,500	962,500	962,500	0.30%
PCS Software Parent, LLC Class A Common Units	(6)	Equity						9/16/2022			461,216	-	384,007	0.12%
Total												$17,235,150	$17,661,859	5.52%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	1.50%	11.75%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$9,669,444	9,518,772	9,524,402	2.98%
Revolver	(11)	1st Lien	3M SOFR+	6.25%	1.50%	11.75%		8/31/2022	8/31/2027		$23,333	23,333	22,983	0.01%
Total												$9,542,105	$9,547,385	2.99%
Peltram Plumbing Holdings, LLC	(9)									Auburn, WA
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		12/30/2021	12/30/2026	Construction & Building	$16,160,003	15,951,839	16,160,003	5.05%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		12/30/2021	12/30/2026		$60,000	60,000	60,000	0.02%
Peltram Group Holdings LLC Class A Units	(6)	Equity						12/30/2021			508,516	506,119	418,449	0.13%
Total												$16,517,958	$16,638,452	5.20%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	1st Lien	1M SOFR+	5.25%	1.00%	10.72%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$13,216,883	13,176,183	13,216,883	4.13%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,765,529	0.86%
Total												$13,176,183	$15,982,412	4.99%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	1st Lien	3M SOFR+	6.00%	1.50%	12.57%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$8,837,476	8,680,057	8,793,289	2.75%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	586,022	0.18%
Total												$9,390,657	$9,379,311	2.93%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.03%		5/1/2023	8/2/2027	High Tech Industries	$5,955,000	5,850,377	5,925,225	1.85%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.03%		5/1/2023	8/2/2027		$27,257	27,257	27,121	0.01%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	113,278	0.04%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			81,251	78,390	78,390	0.02%
Total												$6,121,102	$6,144,014	1.92%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	1st Lien	6M SOFR+	7.00%	1.00%	12.71%		4/28/2021	9/9/2025	Construction & Building	$9,123,801	9,054,460	9,078,182	2.84%
Delayed Draw Term Loan	(11)	1st Lien	6M SOFR+	7.00%	1.00%	12.71%		4/28/2021	9/9/2025		$45,808	45,590	45,579	0.01%
Total												$9,100,050	$9,123,761	2.85%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.55%		1/7/2020	1/7/2025	Services: Business	$12,148,958	12,088,362	12,088,213	3.78%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	394,609	0.12%
Total												$12,754,092	$12,482,822	3.90%
Service Minds Company, LLC	(9)									Bradenton, FL
Term Loan	(11)	1st Lien	6M SOFR+	7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028	Services: Consumer	$5,331,274	5,253,965	4,504,927	1.41%
Revolver	(11)	1st Lien	6M SOFR+	7.50%	1.00%	11.04%	2.00%	2/7/2022	2/7/2028		$90,266	90,266	76,275	0.02%
Delayed Draw Term Loan	(11)	1st Lien	6M SOFR+	7.50%	2.00%	11.19%	2.00%	2/7/2022	2/7/2028		$99,128	98,321	83,763	0.03%
Total												$5,442,552	$4,664,965	1.46%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units	(6)	Equity						3/1/2021		Aerospace & Defense	546,543	537,049	758,732	0.24%
Total												$537,049	$758,732	0.24%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.70%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,475,643	10,229,596	10,318,508	3.23%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			434,504	434,504	418,275	0.13%
Total												$10,664,100	$10,736,783	3.36%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$96,627	95,632	93,728	0.03%
Total												$95,632	$93,728	0.03%
Trade Education Acquisition, L.L.C.										Austin, TX
Term Loan (SBIC)	(4)(11)	1st Lien	1M SOFR+	6.25%	1.00%	11.71%		12/28/2021	12/28/2027	Education	$9,727,847	9,588,519	8,365,948	2.61%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	1,521	0.00%
Total												$10,251,179	$8,367,469	2.61%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.75%		3/2/2021	3/2/2026	High Tech Industries	$9,626,768	9,532,209	9,530,500	2.98%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.75%		8/4/2023	3/2/2026		$2,460,860	2,418,287	2,436,251	0.76%
Revolver	(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.75%		3/2/2021	3/2/2026		$33,333	33,333	33,000	0.01%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.75%		8/4/2023	3/2/2026		$687,007	680,733	680,137	0.21%
TradePending Holdings, LLC Series A Units	(6)	Equity						3/2/2021			908,333	967,114	1,466,224	0.46%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	386,420	0.12%
Total												$13,891,930	$14,532,532	4.54%
Unicat Catalyst Holdings, LLC	(20)									Alvin, TX
Term Loan	(11)	1st Lien	1M SOFR+	6.50%	1.00%	11.96%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,031,250	6,958,652	6,750,000	2.11%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	361,345	0.11%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			382	21,103	21,262	0.01%
Total												$7,729,755	$7,132,607	2.23%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	1st Lien	3M SOFR+	6.25%	1.00%	11.80%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,706,527	15,504,206	15,627,994	4.88%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,372,932	1,316,740	1,530,385	0.48%
Total												$16,820,946	$17,158,379	5.36%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	1st Lien	3M SOFR+	8.00%	1.50%	6.50%	7.00%	3/13/2020	3/13/2026	Services: Business	$13,686,954	13,577,731	11,976,085	3.74%
Term Loan B	(11)	1st Lien	3M SOFR+	8.00%	1.50%	6.50%	7.00%	3/13/2020	3/13/2026		$155,730	154,487	136,264	0.04%
Revolver	(11)	1st Lien	3M SOFR+	8.00%	1.50%	6.50%	7.00%	3/13/2020	3/13/2026		$2,395,666	2,395,666	2,096,208	0.66%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	8.00%	1.50%	6.50%	7.00%	3/13/2020	3/13/2026		$4,666,672	4,645,016	4,083,338	1.28%
Venbrook Holdings, LLC Convertible Term Loan	(14)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		$98,633	98,633	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$21,690,795	$18,291,895	5.72%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			107,418	107,418	97,400	0.03%
Total												$607,418	$97,400	0.03%
Xanitos, Inc.										Newtown Square, PA
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,480,000	12,342,824	12,417,600	3.88%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		6/25/2021	6/25/2026		$100,000	100,000	99,500	0.03%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		6/25/2021	6/25/2026		$2,198,745	2,185,595	2,187,751	0.68%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	1,020,714	0.32%
Total												$15,681,897	$15,725,565	4.91%
Total Non-control, non-affiliated investments												$884,858,412	$868,284,689	271.39%
Net Investments												$902,143,550	$874,460,683	273.32%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(554,520,895)	(173.32)%
NET ASSETS													$319,939,788	100.00%

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).
(4)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $15,388,012 of cash and $220,454,298 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(5)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $8,521,989 of cash and $256,172,138 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(6)	Security is income producing through dividends or distributions.
(7)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 97.7% of the Company’s total assets as of December 31, 2023.
(8)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(9)	At December 31, 2023, the Company had the following outstanding revolver and delayed draw term loan commitments:

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$100,000	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	649,510	0.50%	May 7, 2026
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
American Refrigeration, LLC	Delayed Draw Term Loan	100,000	1.00%	March 31, 2028
Amika OpCo LLC	Revolver	100,000	0.50%	July 1, 2028
Anne Lewis Strategies, LLC	Revolver	50,000	0.50%	May 9, 2028
Axis Portable Air, LLC	Revolver	100,000	0.50%	March 22, 2028
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
CEATI International Inc.	Revolver	100,000	0.50%	February 19, 2026
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	100,000	0.50%	September 1, 2026
Channel Partners Intermediateco, LLC	Revolver	66,667	0.50%	February 7, 2027
CompleteCase, LLC	Revolver	150,000	0.50%	December 21, 2025
Compost 360 Acquisition, LLC	Revolver	66,667	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	4,096,741	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	80,000	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
DRS Holdings III, Inc.	Revolver	909,091	0.50%	November 1, 2025
EHI Buyer, Inc.	Revolver	100,000	0.50%	July 31, 2029
EHI Buyer, Inc.	Delayed Draw Term Loan	3,055,671	1.00%	July 31, 2029
Elliott Aviation, LLC	Revolver B	666,667	0.50%	June 30, 2025
Equine Network, LLC	Revolver	16,667	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	40,000	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
Florachem Corporation	Revolver	76,667	0.50%	April 29, 2028
GS HVAM Intermediate, LLC	Revolver	848,485	0.50%	April 2, 2025
Heartland Business Systems, LLC	Delayed Draw Term Loan	50,000	0.50%	August 26, 2027
HV Watterson Holdings, LLC	Revolver	20,000	0.50%	December 17, 2026
HV Watterson Holdings, LLC	Delayed Draw Term Loan	2,555,354	1.00%	December 17, 2026
Impact Home Services LLC	Revolver	17,500	0.50%	April 28, 2028
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2026
Inoapps Bidco, LLC	Revolver	60,000	0.50%	February 15, 2027
Invincible Boat Company LLC	Revolver	531,915	0.50%	August 28, 2025

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Ledge Lounger, Inc.	Revolver	$25,000	0.50%	November 9, 2026
Lightning Intermediate II, LLC	Revolver	70,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	53,333	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	100,000	0.50%	December 30, 2027
Michelli, LLC	Revolver	1,166,469	0.50%	December 21, 2028
Michelli, LLC	Delayed Draw Term Loan	3,888,228	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	50,000	0.50%	May 19, 2026
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	2,864,154	1.00%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
Naumann/Hobbs Material Handling Corporation II, Inc.	Revolver – Working Capital	1,763,033	0.50%	August 30, 2024
NINJIO, LLC	Delayed Draw Term Loan	100,000	1.00%	October 12, 2027
NINJIO, LLC	Revolver	66,667	0.50%	October 12, 2027
Nutritional Medicinals, LLC	Revolver	2,000,000	0.50%	November 15, 2025
PCS Software, Inc.	Revolver	746,948	0.50%	July 1, 2024
Pearl Media Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Revolver	76,667	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	40,000	0.50%	December 30, 2026
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
RIA Advisory Borrower, LLC	Revolver	72,743	0.50%	August 2, 2027
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.75%	September 9, 2025
Sales Benchmark Index, LLC	Revolver	1,331,461	0.50%	January 7, 2025
Service Minds Company, LLC	Revolver	10,000	0.50%	February 7, 2028
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	100,000	0.50%	December 31, 2026
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	March 2, 2026
U.S. Expediters, LLC	Revolver	100,000	0.50%	December 22, 2026

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(10)	This loan is a unitranche investment.
(11)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floors are not in effect.
(12)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floors are not in effect.
(13)	Investment has been on non-accrual since April 1, 2022.
(14)	This loan is convertible to common units at maturity or at the election of the issuer.
(15)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $298,312.
(16)	Term Loan A-1, Term Loan A-2, Term Loan A-3, Term Loan A-4 and the Revolver have been on non-accrual since January 1, 2023, April 3, 2023, June 7, 2023, July 12, 2023 and October 3, 2023, respectively.
(17)	Investment has been on non-accrual since November 6, 2023.
(18)	Investment has been on non-accrual since August 10, 2023.
(19)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.50% and a maturity of February 8, 2024. The Company has full discretion to fund the revolver commitment.
(20)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an unfunded rate of 0.50% and a maturity of April 27, 2026. The Company has full discretion to fund the revolver commitment.
(21)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,379,982, with an unfunded rate of 0.00% and a maturity of November 6, 2028. The Company has full discretion to fund the revolver commitment.
(22)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,944,089, with an unfunded rate of 0.00% and a maturity of September 3, 2026. The Company has full discretion to fund the revolver commitment.
(23)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

Abbreviation Legend
BSBY —  Bloomberg Short-Term Bank Yield Index

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

SONIA — Sterling Overnight Index Average

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(4)(5)
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.84%		5/7/2021	5/7/2026	Services: Business	$15,354,412	15,190,375	15,124,097	5.48%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.84%		5/7/2021	5/7/2026		$1,039,216	1,039,216	1,023,628	0.37%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	85,488	0.03%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	769,393	0.28%
Total												$17,009,003	$17,002,606	6.16%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.75%	1.00%	11.48%		6/4/2021	6/4/2026	Aerospace & Defense	$14,550,000	14,337,005	13,822,500	5.01%
Revolver	(11)	First Lien	3M LIBOR+	6.75%	1.00%	11.48%		6/4/2021	6/4/2026		$100,000	100,000	95,000	0.03%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	48,571	0.02%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	35,552	0.01%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	293,847	0.11%
Total												$15,204,934	$14,295,470	5.18%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	11.88%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$17,150,000	16,908,205	13,977,250	5.07%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
Total												$17,436,600	$13,977,250	5.07%
AIP ATCO Buyer, LLC	(9)									Sterling Heights, MI
Term Loan	(11)	First Lien	6M SOFR+	6.50%	1.00%	11.31%		5/17/2022	5/17/2028	Automotive	$99,750	97,906	99,251	0.04%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.93%		5/17/2022	5/17/2028		$50,000	50,000	49,750	0.02%
Total												$147,906	$149,001	0.06%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		3/5/2021	3/5/2026	Services: Business	$10,493,750	10,349,704	10,493,750	3.81%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/15/2022	3/5/2026		$6,311,895	6,206,222	6,311,895	2.29%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	680,630	4,318,702	1.57%
Total												$17,236,556	$21,124,347	7.67%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	29,209	0.01%
Total												$375,000	$29,209	0.01%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,134,220	0.77%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	6,295,635	2.28%
Total												$-	$8,429,855	3.05%
ArborWorks Acquisition LLC	(9)									Oakhurst, CA
Term Loan	(11)	First Lien	3M LIBOR+	9.00%	1.00%	13.56%		11/23/2021	11/9/2026	Environmental Industries	$14,662,500	14,543,314	13,636,125	4.94%
Revolver	(11)	First Lien	3M LIBOR+	9.00%	1.00%	13.41%		11/23/2021	11/9/2026		$2,307,692	2,307,692	2,146,154	0.78%
ArborWorks Holdings LLC Units		Equity						12/29/2021			115	115,385	-	0.00%
Total												$16,966,391	$15,782,279	5.72%
Archer Systems, LLC	(9)									Houston, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.92%		8/11/2022	8/11/2027	Services: Business	$1,000,000	981,305	985,000	0.36%
CF Arch Holdings LLC Class A Units		Equity						8/10/2022			100,000	100,000	106,221	0.04%
Total												$1,081,305	$1,091,221	0.40%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	10.48%		3/22/2022	3/22/2028	Capital Equipment	$12,000,000	11,784,686	11,940,000	4.33%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.48%		3/22/2022	3/22/2028		$100,000	99,050	99,500	0.04%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	686,447	0.25%
Total												$12,327,372	$12,725,947	4.62%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	10.75%		7/5/2022	7/5/2027	Capital Equipment	$13,863,087	13,602,312	13,655,141	4.95%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	590,291	0.21%
Total												$14,346,082	$14,245,432	5.16%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
BDS Solutions Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.71%		2/24/2022	2/7/2027	Retail	$13,388,469	13,273,471	13,187,642	4.78%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		2/24/2022	2/7/2027		$30,065	30,065	29,614	0.01%
Total												$13,303,536	$13,217,256	4.79%
BLP Buyer, Inc.	(9)									Houston, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.49%		2/1/2022	2/1/2027	Capital Equipment	$6,178,740	6,074,029	6,024,272	2.18%
Revolver	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.67%		2/1/2022	2/1/2027		$36,566	36,566	35,652	0.01%
BL Products Parent, L.P. Class A Units		Equity						2/1/2022			754,598	754,598	770,648	0.28%
Total												$6,865,193	$6,830,572	2.47%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	11.82%		8/28/2019	8/28/2024	Beverage, Food, & Tobacco	$15,725,000	15,606,117	15,410,501	5.60%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	976,521	0.35%
Total												$16,522,132	$16,387,022	5.95%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.25%	1.00%	9.98%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,121,875	9,965,356	10,121,875	3.67%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	405,784	0.15%
Total												$10,215,356	$10,527,659	3.82%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		2/19/2021	2/19/2026	Services: Business	$13,263,750	13,083,737	12,998,475	4.71%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	268,194	0.10%
Total												$13,333,737	$13,266,669	4.81%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.76%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$14,180,959	13,961,673	13,684,625	4.96%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		9/1/2021	9/1/2026		$3,062,093	3,037,434	2,954,920	1.07%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			22.09%	220,930	218,292	0.08%
Total												$17,220,037	$16,857,837	6.11%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		12/21/2020	12/21/2025	Services: Consumer	$11,248,696	11,103,143	10,967,479	3.98%
Revolver A	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		12/21/2020	12/21/2025		$40,000	40,000	39,000	0.01%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	403,084	0.15%
Total												$11,664,882	$11,409,567	4.14%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.23%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,987,500	4,888,742	4,888,742	1.77%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	285,714	0.10%
Total												$5,174,456	$5,174,456	1.87%
Credit Connection, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		7/30/2021	7/30/2026	Software	$9,875,000	9,726,674	9,776,250	3.54%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		3/31/2022	7/30/2026		$7,443,750	7,317,403	7,369,313	2.67%
Series A Units		Equity						7/30/2021			804,384	804,384	961,718	0.35%
Total												$17,848,461	$18,107,281	6.56%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		7/29/2022	7/29/2027	Services: Business	$13,027,351	12,784,145	12,701,667	4.61%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		7/29/2022	7/29/2027		$70,000	70,000	68,250	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	590,535	0.21%
Total												$13,594,144	$13,360,452	4.84%
Data Centrum Communications, Inc.										Montvale, NJ
Term Loan B	(11)	First Lien	3M SOFR+	8.50%	1.00%	13.29%		5/15/2019	5/15/2024	Media: Advertising, Printing & Publishing	$15,760,360	15,661,301	15,445,154	5.61%
Health Monitor Holdings, LLC Series A Preferred Units		Equity						5/15/2019			1,000,000	1,000,000	458,500	0.17%
Total												$16,661,301	$15,903,654	5.78%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Douglas Products Group, LP										Liberty, MO
Partnership Interests	(6)	Equity						12/27/2018		Chemicals, Plastics, & Rubber	322	-	695,072	0.25%
Total												$-	$695,072	0.25%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(4)(11)	Second Lien	1M LIBOR+	8.50%	1.00%	12.88%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,921,469	9,800,000	3.55%
Total												$9,921,469	$9,800,000	3.55%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		11/1/2019	11/1/2025	Consumer Goods: Durable	$9,190,990	9,142,111	8,961,215	3.25%
Total												$9,142,111	$8,961,215	3.25%
DTE Enterprises, LLC	(9)									Roselle, IL
Term Loan	(11)	First Lien	3M LIBOR+	7.50%	1.50%	12.24%		4/13/2018	4/13/2023	Energy: Oil & Gas	$6,134,219	6,124,342	6,134,219	2.22%
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018			776,316	466,204	706,459	0.26%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	514,396	0.19%
Total												$7,314,230	$7,355,074	2.67%
EH Real Estate Services, LLC										Skokie, IL
Term Loan (SBIC)	(4)	First Lien		10.00%		10.00%		9/3/2021	9/3/2026	FIRE: Real Estate	$7,874,359	7,750,451	5,866,397	2.13%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$15,642,093	$5,866,397	2.13%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.38%	2.00%	1/31/2020	1/31/2025	Aerospace & Defense	$10,010,654	9,920,657	8,959,535	3.25%
Revolver	(11)	First Lien	1M LIBOR+	8.00%	2.00%	10.38%	2.00%	1/31/2020	1/31/2025		$1,382,146	1,382,146	1,237,021	0.45%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			900,000	900,000	146,541	0.05%
Total												$12,202,803	$10,343,097	3.75%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	232,320	0.08%
Class B Common Units		Equity						12/30/2014			3,017	-	567,579	0.21%
Total												$-	$799,899	0.29%
Exacta Land Surveyors, LLC	(9)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.50%	10.48%		2/8/2019	2/8/2024	Services: Business	$16,374,375	16,286,433	16,128,760	5.86%
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.48%		7/15/2022	2/8/2024		$995,000	980,742	980,075	0.36%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	969,726	0.35%
Total												$18,389,425	$18,078,561	6.57%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		3/16/2022	3/16/2027	Software	$8,992,885	8,875,308	8,857,992	3.21%
Revolver	(11)	First Lien	1M LIBOR+	5.75%	1.00%	10.13%		3/16/2022	3/16/2027		$20,000	20,000	19,700	0.01%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	341,050	0.12%
Total												$9,272,843	$9,218,742	3.34%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,950,000	9,768,170	9,751,000	3.54%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	365,198	0.13%
Total												$10,130,604	$10,116,198	3.67%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)(14)	Second Lien	3M LIBOR+	9.00%	1.50%	-%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,462,793	4,140,000	1.50%
Total												$4,462,793	$4,140,000	1.50%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		10/18/2019	10/2/2024	Beverage, Food, & Tobacco	$12,523,234	12,472,183	12,398,002	4.50%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		10/18/2019	10/2/2024		$2,539,470	2,539,470	2,514,075	0.91%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	1,455,955	0.53%
Total												$16,978,786	$16,368,032	5.94%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Heartland Business Systems, LLC	(9)									Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.79%		8/26/2022	8/26/2027	Services: Business	$9,975,000	9,785,984	9,825,375	3.56%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.91%		8/26/2022	8/26/2027		$25,000	24,753	24,625	0.01%
AMCO HBS Holdings, LP Class A Units		Equity						8/26/2022			2,861	286,065	444,511	0.16%
Total												$10,096,802	$10,294,511	3.73%
Heat Makes Sense Shared Services, LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.50%	0.75%	9.63%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$99,750	97,814	98,254	0.04%
Revolver	(11)	First Lien	6M SOFR+	5.50%	0.75%	10.37%		7/1/2022	7/1/2028		$20,000	20,000	19,700	0.01%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	77,778	88,684	0.03%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	25,338	0.01%
Total												$217,814	$231,976	0.09%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026	Services: Business	$13,302,236	13,081,774	12,903,169	4.68%
Revolver	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026		$16,000	16,000	15,520	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/17/2021	12/17/2026		$323,108	320,082	313,415	0.11%
HV Acquisition VI, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	1,374,844	0.50%
Total												$15,049,447	$14,606,948	5.30%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units	(6)	Equity						1/31/2018		Services: Business	750,000	-	3,238,328	1.17%
Total												$-	$3,238,328	1.17%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units		Equity						1/1/2018		Finance	9,962	464,619	1,033,332	0.37%
Total												$464,619	$1,033,332	0.37%
Infolinks Media Buyco, LLC	(9)									Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$8,439,750	8,304,246	8,439,750	3.06%
Tower Arch Infolinks Media, LP LP Interests	(6)(17)	Equity						10/28/2021			447,183	429,507	796,939	0.29%
Total												$8,733,753	$9,236,689	3.35%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	9.09%		2/15/2022	2/15/2027	High Tech Industries	£9,950,000	$13,260,842	$11,801,635	4.28%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	5.75%	1.00%	10.19%		2/15/2022	2/15/2027		$83,125	82,356	81,463	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	765,249	0.28%
Total												$14,126,954	$12,648,347	4.59%
Integrated Oncology Network, LLC	(9)									Newport Beach, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.71%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,832,478	15,724,809	15,357,505	5.58%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.71%		11/1/2021	6/24/2025		$1,095,930	1,083,042	1,063,052	0.39%
Total												$16,807,851	$16,420,557	5.97%
International Designs Holdings LLC										Farmingville, NY
Common Units		Equity						4/1/2022		Construction & Building	200,000	200,000	195,412	0.07%
Total												$200,000	$195,412	0.07%
Interstate Waste Services, Inc.										Amsterdam, OH
Common Stock		Equity						1/15/2020		Environmental Industries	21,925	946,125	615,657	0.22%
Total												$946,125	$615,657	0.22%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,835,000	5,769,877	5,835,000	2.12%
Term Loan	(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		10/18/2019	10/18/2027		$8,206,709	8,115,519	8,206,709	2.98%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	5.50%	1.00%	10.23%		8/31/2021	10/18/2027		$3,073,431	3,035,678	3,073,431	1.11%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	191,375	0.07%
Total												$16,921,074	$17,306,515	6.28%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,381,042	5,294,704	5,219,611	1.89%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025		$4,967,116	4,916,760	4,818,103	1.75%
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		6/1/2021	8/28/2025		$1,104,255	1,089,478	1,071,127	0.39%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.50%	11.23%		8/28/2019	8/28/2025		$319,149	319,149	309,575	0.11%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	733,149	0.27%
Total												$12,919,782	$12,151,565	4.41%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(4)	First Lien		12.00%		7.00%	5.00%	12/22/2017	3/31/2024	Consumer Goods: Non-Durable	$12,764,441	12,764,441	11,168,886	4.05%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	149,640	0.05%
Total												$13,897,017	$11,318,526	4.10%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	First Lien	1M SOFR+	5.50%	-%	9.92%		12/28/2018	11/15/2024	Metals & Mining	$16,800,000	16,708,750	16,464,001	5.98%
Total												$16,708,750	$16,464,001	5.98%
Kelleyamerit Holdings, Inc.										Walnut Creek, CA
Term Loan (SBIC)	(4)(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.36%		12/24/2020	12/24/2025	Automotive	$9,750,000	9,624,052	9,701,250	3.52%
Term Loan	(10)(12)	First Lien	1M BSBY+	6.75%	1.00%	12.36%		12/24/2020	12/24/2025		$1,500,000	1,480,623	1,492,500	0.54%
Total												$11,104,675	$11,193,750	4.06%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)	First Lien	3M LIBOR+	6.00%	1.00%	10.72%		4/3/2020	6/30/2023	Consumer Goods: Durable	$1,580,768	1,580,768	1,580,768	0.57%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	4,000,000	1.45%
Total												$5,580,768	$5,580,768	2.02%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,568,289	7,446,619	7,416,923	2.69%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.98%		11/9/2021	11/9/2026		$33,333	33,333	32,666	0.01%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	302,593	0.11%
Total												$7,854,952	$7,752,182	2.81%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	11.54%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,587,067	13,340,843	13,179,455	4.78%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	398,677	298,376	0.11%
Total												$13,739,520	$13,477,831	4.89%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.73%		9/2/2022	9/2/2027	Consumer Goods: Durable	$99,750	98,331	98,254	0.04%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.73%		9/2/2022	9/2/2027		$86,667	86,667	85,367	0.03%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	91,659	0.03%
Total												$284,998	$275,280	0.10%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	11.58%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,529,217	4,393,340	4,393,340	1.59%
Total												$4,393,340	$4,393,340	1.59%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.25%	1.00%	10.67%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$9,962,730	9,873,093	9,863,103	3.58%
Total												$9,873,093	$9,863,103	3.58%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,219,667	15,984,825	15,651,980	5.69%
Revolver	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		5/19/2021	5/19/2026		$37,500	37,500	36,188	0.01%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	700,989	0.25%
Total												$16,955,658	$16,389,157	5.95%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Monitorus Holding, LLC	(7)(9)									London, UK
Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	11.73%		5/24/2022	5/24/2027	Media: Diversified & Production	$100,000	99,095	99,000	0.04%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	7.00%	1.00%	11.73%		5/24/2022	5/24/2027		€100,000	100,931	106,132	0.04%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	12,511	0.00%
Total												$300,430	$317,731	0.08%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.33%		8/30/2019	8/30/2024	Services: Business	$8,552,022	8,487,053	8,423,742	3.05%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.33%		8/30/2019	8/30/2024		$5,392,937	5,351,968	5,312,043	1.93%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	314,486	0.11%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	314,486	0.11%
Total												$14,279,779	$14,364,757	5.20%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.33%		10/12/2022	10/12/2027	Media: Diversified & Production	$5,000,000	4,903,726	4,903,726	1.78%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	313,253	0.11%
Total												$5,216,979	$5,216,979	1.89%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M LIBOR+	8.50%	1.00%	13.23%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,536,527	7,386,550	2.68%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	536,120	0.19%
Total												$8,331,529	$7,922,670	2.87%
NuMet Machining Techniques, LLC	(7)									Birmingham, UK
Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,524,972	8,745,750	3.17%
Bromford Industries Limited Term Loan	(11)(15)	Second Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026		$7,800,000	7,704,685	5,382,000	1.95%
Total												$20,229,657	$14,127,750	5.12%
NuSource Financial, LLC										Eden Prairie, MN
Term Loan (SBIC II)	(5)(11)	First Lien	1M LIBOR+	9.00%	1.00%	13.12%		1/29/2021	1/29/2026	Services: Business	$11,562,548	11,403,406	11,215,672	4.07%
NuSource Financial Acquisition, Inc. (SBIC II)	(5)	Unsecured		13.75%		2.00%	11.75%	1/29/2021	7/29/2026		$5,638,571	5,568,680	4,736,400	1.72%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$16,972,086	$15,952,072	5.79%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$9,848,290	9,781,484	9,700,566	3.52%
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		10/28/2021	11/15/2025		$4,180,294	4,133,615	4,117,590	1.49%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	1,582,534	0.57%
Total												$14,887,902	$15,400,690	5.58%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	11.58%		11/16/2022	11/16/2027	Services: Business	$12,893,258	12,638,571	12,638,571	4.58%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	606,742	0.22%
Total												$13,245,313	$13,245,313	4.80%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	1,686,647	0.61%
Total												$119,281	$1,686,647	0.61%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024	Transportation & Logistics	$14,064,493	13,964,812	13,923,848	5.05%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024		$1,844,524	1,831,451	1,826,079	0.66%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.73%		7/1/2019	7/1/2024		$972,500	972,500	962,775	0.35%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			461,216	-	449,270	0.16%
Total												$16,768,763	$17,161,972	6.22%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.50%	10.98%		8/31/2022	8/31/2027	Consumer Goods: Durable	$9,975,000	9,785,984	9,775,500	3.54%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.93%		8/31/2022	8/31/2027		$33,333	33,333	32,666	0.01%
Total												$9,819,317	$9,808,166	3.55%
Peltram Plumbing Holdings, LLC	(9)									Auburn, WA
Term Loan	(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		12/30/2021	12/30/2026	Construction & Building	$16,579,758	16,304,977	15,999,467	5.81%
Peltram Group Holdings LLC Class A Units		Equity						12/30/2021			508,516	508,516	311,668	0.11%
Total												$16,813,493	$16,311,135	5.92%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M LIBOR+	5.25%	1.00%	9.64%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$14,278,846	14,221,712	14,278,846	5.18%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,773,121	1.01%
Total												$14,221,712	$17,051,967	6.19%
Protect America, Inc.										Austin, TX
Term Loan	(11)(13)	Second Lien	3M LIBOR+	7.75%	1.00%	-%		8/30/2017	9/1/2024	Services: Consumer	$17,979,749	17,979,749	-	0.00%
Total												$17,979,749	$-	0.00%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025	Construction & Building	$10,001,068	9,884,999	9,851,052	3.57%
Delayed Draw Term Loan	(11)	First Lien	6M SOFR+	8.00%	1.00%	11.70%	1.00%	4/28/2021	9/9/2025		$50,000	49,643	49,250	0.02%
Total												$9,934,642	$9,900,302	3.59%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		1/7/2020	1/7/2025	Services: Business	$12,481,823	12,366,809	12,169,777	4.41%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	390,822	0.14%
Total												$13,032,539	$12,560,599	4.55%
Service Minds Company, LLC	(9)									Bradenton, FL
Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	9.29%		2/7/2022	2/7/2028	Services: Consumer	$5,357,887	5,264,150	5,223,940	1.89%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.44%		2/7/2022	2/7/2028		$30,000	30,000	29,250	0.01%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	5.00%	1.00%	9.29%		2/7/2022	2/7/2028		$32,081	31,791	31,279	0.01%
Total												$5,325,941	$5,284,469	1.91%
SIB Holdings, LLC	(9)									Charleston, SC
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026	Services: Business	$12,789,331	12,584,996	12,405,651	4.50%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		6/15/2022	10/29/2026		$859,747	842,658	833,955	0.30%
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		7/20/2022	10/29/2026		$2,292,657	2,250,559	2,223,877	0.81%
Delayed Draw Term Loan	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026		$2,865,822	2,840,406	2,779,847	1.01%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	11.01%		10/29/2021	10/29/2026		$70,754	70,754	68,631	0.02%
SIB Holdings, LLC Units		Equity						10/29/2021			238,095	500,000	342,821	0.12%
Total												$19,089,373	$18,654,782	6.76%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	500,000	500,000	759,769	0.28%
Total												$500,000	$759,769	0.28%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.14%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$99,245	97,936	95,771	0.03%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.14%		4/1/2022	12/31/2026		$17,391	17,391	16,782	0.01%
Total												$115,327	$112,553	0.04%

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Trade Education Acquisition, L.L.C.	(9)									Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M LIBOR+	6.25%	1.00%	10.63%		12/28/2021	12/28/2027	Education	$10,496,533	10,315,261	9,919,224	3.60%
Revolver	(11)	First Lien	1M LIBOR+	6.25%	1.00%	10.52%		12/28/2021	12/28/2027		$80,000	80,000	75,600	0.03%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	503,936	0.18%
Total												$11,057,921	$10,498,760	3.81%
TradePending, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M LIBOR+	6.25%	1.00%	10.98%		3/2/2021	3/2/2026	Software	$9,725,758	9,592,801	9,531,243	3.46%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			829,167	868,750	1,117,989	0.41%
Total												$10,461,551	$10,649,232	3.87%
Unicat Catalyst Holdings, LLC	(9)									Alvin, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,218,750	7,116,275	6,821,719	2.47%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	129,248	0.05%
Total												$7,866,275	$6,950,967	2.52%
U.S. Auto Sales, Inc. et al	(7)									Lawrenceville, GA
USASF Blocker II LLC Units		Equity						6/8/2015		Finance	441	441,000	-	0.00%
USASF Blocker III LLC 2018 Series Units		Equity						2/13/2018			50	50,000	53,040	0.02%
USASF Blocker III LLC 2019 Series Units		Equity						12/27/2019			75	75,000	79,560	0.03%
USASF Blocker IV LLC Units		Equity						5/27/2020			110	110,000	330,000	0.12%
USASF Blocker IV LLC 2022 Series Units		Equity						7/28/2022			100	100,000	300,000	0.11%
USASF Blocker V LLC Units		Equity						12/20/2022			200	200,000	600,000	0.22%
USASF Blocker LLC Units		Equity						6/8/2015			9,000	9,000	-	0.00%
Total												$985,000	$1,362,600	0.50%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M LIBOR+	6.00%	1.00%	10.73%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,866,798	15,603,833	15,866,799	5.76%
Cathay Hypnos LLC Units	(6)	Equity						12/22/2021			1,372,932	1,316,740	2,702,795	0.98%
Total												$16,920,573	$18,569,594	6.74%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026	Services: Business	$12,872,663	12,719,565	12,615,210	4.57%
Term Loan B	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		$146,465	144,723	143,536	0.05%
Revolver	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		$2,231,119	2,231,119	2,186,497	0.79%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	8.00%	1.50%	5.73%	7.00%	3/13/2020	3/13/2026		$4,388,645	4,358,279	4,300,872	1.56%
Venbrook Holdings, LLC Term Loan	(16)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		$89,284	89,284	87,498	0.03%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	121,938	0.04%
Total												$20,362,232	$19,455,551	7.04%
Vortex Companies, LLC										Houston, TX
Term Loan (SBIC II)	(5)(11)	Second Lien	3M SOFR+	9.50%	1.00%	14.18%		12/21/2020	6/21/2026	Environmental Industries	$10,000,000	9,859,282	9,850,000	3.57%
Total												$9,859,282	$9,850,000	3.57%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	-	0.00%
Total												$500,000	$-	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,608,000	12,421,258	12,166,720	4.41%
Revolver	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.24%		6/25/2021	6/25/2026		$80,000	80,000	77,200	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M LIBOR+	6.50%	1.00%	11.23%		6/25/2021	6/25/2026		$2,221,181	2,203,262	2,143,440	0.78%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	844,147	0.31%
Total												$15,757,998	$15,231,507	5.53%
Total Non-controlled, non-affiliated investments												$875,823,177	$844,733,638	306.31%
Net Investments												$875,823,177	$844,733,638	306.31%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(563,881,593)	(206.31)%
NET ASSETS													$275,776,613	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).
(4)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $19,716,893 of cash and $207,971,244 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (“the Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(5)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $26,303,849 of cash and $224,768,652 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(6)	Security is non-income producing.
(7)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.7% of the Company’s total assets as of December 31, 2022.
(8)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)	At December 31, 2022, the Company had the following outstanding revolver and delayed draw term loan commitments:
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

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Lightning Intermediate II, LLC	Revolver	$100,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	13,333	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	100,000	0.50%	December 30, 2027
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	62,500	0.50%	May 19, 2026
Monitorus Holding, LLC	Revolver	€100,000	0.50%	May 24, 2027
Naumann/Hobbs Material Handling Corporation II, Inc.	Revolver – Working Capital	1,763,033	0.50%	August 30, 2024
NINJIO, LLC	Delayed Draw Term Loan	100,000	0.50%	October 12, 2027
NINJIO, LLC	Revolver	100,000	0.50%	October 12, 2027
Nutritional Medicinals, LLC	Revolver	2,000,000	0.50%	November 15, 2025
PCS Software, Inc.	Revolver	1,318,143	0.50%	July 1, 2024
Pearl Media Holdings, LLC	Delayed Draw Term Loan	100,000	0.50%	August 31, 2027
Pearl Media Holdings, LLC	Revolver	66,667	0.50%	August 31, 2027
Peltram Plumbing Holdings, LLC	Revolver	100,000	0.50%	December 30, 2026
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.75%	September 9, 2025
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	50,000	1.00%	September 9, 2025
Sales Benchmark Index, LLC	Revolver	1,331,461	0.50%	January 7, 2025
Service Minds Company, LLC	Revolver	70,000	0.50%	February 7, 2028
Service Minds Company, LLC	Delayed Draw Term Loan	67,677	1.00%	February 7, 2028
SIB Holdings, LLC	Revolver	29,246	0.50%	October 29, 2026
Tilley Distribution, Inc.	Revolver	82,609	0.50%	December 31, 2026
Trade Education Acquisition, L.L.C.	Revolver	20,000	0.50%	December 28, 2027
TradePending, LLC	Revolver	100,000	0.50%	March 2, 2026
Unicat Catalyst Holdings, LLC	Revolver	2,000,000	0.50%	April 27, 2026
U.S. Expediters, LLC	Revolver	100,000	0.50%	December 22, 2026
Xanitos, Inc.	Revolver	20,000	0.50%	June 25, 2026
(a)	The Company has full discretion to fund this revolver commitment.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(11)	This loan is a unitranche investment.
(12)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(13)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(14)	Investment has been on non-accrual since June 28, 2019.
(15)	Investment has been on non-accrual since December 31, 2020.
(16)	Investment has been on non-accrual since April 1, 2022.
(17)	This loan is convertible to common units at maturity or at the election of the issuer.
(18)	Maturity date is under ongoing negotiations with portfolio company and other lenders.
(19)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $302,817.

Abbreviation Legend
BSBY —  Bloomberg Short-Term Bank Yield Index

LIBOR —  London Interbank Offered Rate

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected, has qualified, and intends to qualify annually to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company’s investment activities are managed by its investment adviser, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

As of December 31, 2023, the Company had issued a total of 24,125,642 shares and raised $352,021,617 in gross proceeds since Inception, incurring an aggregate of $11,044,123 in offering expenses and sales load fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $341,650,411. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

On June 14, 2013, the Company formed Stellus Capital SBIC, LP (the “SBIC I subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC GP, LLC, a Delaware limited liability company, as wholly owned subsidiaries of the Company. On June 20, 2014, the SBIC I subsidiary received a license from the U.S. Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended (the “SBIC Act”). The SBIC I subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

On November 29, 2018, the Company formed Stellus Capital SBIC II, LP (the “SBIC II subsidiary”, and together with the SBIC I subsidiary, the “SBIC subsidiaries”), a Delaware limited partnership. On August 14, 2019, the SBIC II subsidiary received a license from the SBA to operate as an SBIC under Section 301(c) of the SBIC Act. The SBIC II subsidiary and its general partner, Stellus Capital SBIC GP, LLC, are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

The SBIC licenses allow the SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC I subsidiary, SBA regulations currently limit the amount that a single licensee may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For the SBIC II subsidiary, SBA regulations limit these amounts to $175,000,000 of borrowings when it has at least $87,500,000 of “regulatory capital”, as such term is defined by the SBA.

As of both December 31, 2023 and 2022, the SBIC I subsidiary had $75,000,000 of regulatory capital. As of both December 31, 2023 and 2022, the SBIC I subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding.

As of both December 31, 2023 and 2022, the SBIC II subsidiary had $87,500,000 of regulatory capital and $175,000,000 and $163,600,000 of SBA-guaranteed debentures outstanding, respectively. See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

Under the 1940 Act, the Company allowed to incur a maximum asset coverage ratio of 150% if certain requirements are met, including the approval of a "required majority" (as such term is defined in Section 57(o) of the 1940 Act) of the Company's Board of Directors (the "Board") and the approval of the Company's stockholders.

On April 4, 2018, the Company’s Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, the Company’s stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that the Company employs at any time depends on the Company’s assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2023, the Company’s asset coverage ratio was 223%.

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

Cash and Cash Equivalents

At December 31, 2023, cash balances totaling $925,548 exceeded Federal Deposit Insurance Corporation insurance protection levels of $250,000 by $675,548. In addition, at December 31, 2023, the Company held $25,199,894 in cash equivalents, which are carried at cost, which approximates fair value, and held foreign currency of $299 (acquisition cost of $299). All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

The Credit Facility, SBA-guaranteed debentures, and Notes Payable are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 input). The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and Notes Payable as prepared for disclosure purposes was $293,215,000 and $93,041,000, respectively. See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of the Company’s Credit Facility, 2022 Notes (as defined in Note 11), 2026 Notes, and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight-line method over the term of the respective instrument.

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statement of Changes in Net Assets and Liabilities as a reduction to Paid-in-Capital. During the year ended December 31, 2023, the Company incurred $247,701 of costs related to the preparation of its shelf registration statement, which were capitalized and treated as discussed above as part of the Company’s ATM Program (as defined in Note 4) throughout various ATM Program offerings in 2023. As of December 31, 2023, $7,312 of costs related to the preparation of a registration statement were capitalized and will be treated as discussed above in the event an offering is consummated. During the year ended December 31, 2022, the Company incurred $1,100 of costs related to the preparation of a registration statement, which were capitalized until the related offering consummated during March 2023.

Investments

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”), provides the recordkeeping requirements associated with fair value determinations. While the Board has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC's board. Under procedures established by our Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the median between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by the Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Investments purchased within approximately 90 days of the valuation date will be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, the Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist in the valuation. Because the Company expects that there will not be a readily available market for many of the investments in its portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

A presentation of the interest income we have received from portfolio companies for the years ended December 31, 2023, 2022, and 2021 is as follows:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Loan interest	$93,976,863	$68,026,701	$55,780,814
PIK income	3,801,637	1,357,177	939,030
Fee amortization income(1)	2,954,512	2,782,309	2,785,964
Fee income acceleration(2)	1,283,776	798,812	2,030,878
Total Interest Income	$102,016,788	$72,964,999	$61,536,686
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability. As of December 31, 2023, the Company had four loans on non-accrual status, which represented approximately 4.2% of the Company’s loan portfolio at cost and 1.3% at fair value. As of December 31, 2022, the Company had three loans on non-accrual status, which represented approximately 5.2% of the Company’s loan portfolio at cost and 2.3% at fair value. As of December 31, 2023 and 2022, $7,545,775 and $4,828,880 of income from investments on non-accrual has not been accrued, respectively. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending December 31, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax, or the “Excise Tax Avoidance Requirement”. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2023, the Company had approximately $36,997,829 of undistributed taxable income that was carried forward toward distributions to be paid in 2024.

Current income tax (benefit) expense for the years ended December 31, 2023, 2022, and 2021 of ($1,654,935), $1,161,668, and $4,059,594, respectively, is related to federal and state income taxes and federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of December 31, 2023 and 2022, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the years ended December 31, 2023, 2022, and 2021 were de minimis.

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

For the years ended December 31, 2023, 2022, and 2021, the Company recorded deferred income tax (provision) benefit of ($126,957), ($213,214), and $510,868, respectively, related to the Taxable Subsidiaries. As of December 31, 2023 and 2022, the Company had a net deferred tax liability of $188,893, and $61,936, respectively.

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

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Consolidated Statement of Assets and Liabilities as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Accumulated net realized (loss) gain from investments, net of cumulative dividends of $29,808,394 and $29,361,649, respectively	$(25,107,128)	$2,675,719
Net unrealized depreciation on non-controlled, non-affiliated investments and cash equivalents, net of deferred tax liability of $188,893 and $61,936, respectively	(27,071,601)	(29,736,797)
Net unrealized (depreciation) appreciation on foreign currency translations	(464)	6,040
Accumulated undistributed net investment income	36,175,872	27,697,264
Total distributable (loss) earnings	$(16,003,321)	$642,226

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications as contracts are amended to include a new reference rate or when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2023.

In November 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848, which deferred the sunset date of ASU 2020-04 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in ASU 2020-04. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the year ended December 31, 2023. The Company does not expect ASU 2022-06 to have a material impact to the Consolidated Financial State,emts and the notes thereto.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this Annual Report on Form 10-K. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Consolidated Financial Statements and the notes thereto.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes the impact of the recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with Stellus Capital pursuant to which Stellus Capital serves as its investment adviser. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital an annual base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an incentive fee.

For the years ended December 31, 2023, 2022, and 2021, the Company recorded an expense for base management fees of $15,452,347, $14,848,174, $13,169,606, respectively. As of December 31, 2023 and December 31, 2022, $2,918,536 and $7,150,407, respectively, was payable to Stellus Capital.

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

For the years ended December 31, 2023, 2022, and 2021, the Company incurred $10,189,888, $3,782,151, $3,043,470, respectively, of Investment Income Incentive Fees. As of December 31, 2023 and 2022, $2,885,180 and $2,464,408, respectively, of such incentive fees were payable to the Advisor, of which $2,444,865 and $2,083,928, respectively, were currently payable (as explained below). As of December 31, 2023 and 2022, $440,313 and $380,480, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. As of December 31, 2023, $307,442 of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation and depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2023, 2022, and 2021, the Company (reversed) incurred Capital Gains Incentive Fees of ($569,528), ($2,818,623), and $2,867,131, respectively. As of December 31, 2023 and December 31, 2022, $0 and $569,528, respectively, of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Investment income incentive fees incurred	$10,189,888	$3,782,151	$3,043,470
Capital gains incentive fees reversed	(569,528)	(2,818,623)	2,867,131
Income incentive fee waiver	(307,442)	—	—
Incentive fees expense	$9,312,918	$963,528	$5,910,601

	December 31, 2023	December 31, 2022
Investment income incentive fee currently payable	$2,444,867	$2,083,928
Investment income incentive fee deferred	440,313	380,480
Capital gains incentive fee deferred	—	569,528
Incentive fee payable	$2,885,180	$3,033,936

Director Fees

For the years ended December 31, 2023, 2022, and 2021, the Company recorded an expense relating to director fees of $406,000, $329,000, and $315,000, respectively. As of December 31, 2023 and 2022, the Company owed its independent directors no unpaid director fees.

Co-Investments

On May 9, 2022, the Company received a new exemptive order (the “Order”) that superseded prior co-investment exemptive relief orders and permits the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies. The Company co-invests, subject to the conditions in the Order, with a private BDC and private credit funds managed by Stellus Capital or an affiliate thereof that have investment strategies that are similar or identical to the Company’s investment strategy, and the Company may co-invest with other BDCs and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital in the future. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of December 31, 2023, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent. As of December 31, 2022, there was $326,122 due to other investment funds related to interest paid by a borrower to the Company as administrative agent, which is included in “Other accrued expenses and liabilities” on the Consolidated Statement of Assets and Liabilities. Additionally, as of December 31, 2022, there was $1,060,321 due to related parties related to interest paid by a borrower to the Company as administrative agent, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities.

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

Administration Agreement

The Company entered into an administration agreement (the "Administration Agreement") with Stellus Capital, pursuant to which Stellus Capital will furnish the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this Administration Agreement, Stellus Capital will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC.

For the years ended December 31, 2023, 2022, and 2021, the Company recorded expenses of $1,561,394, $1,506,344, and $1,515,630, respectively, related to the Administration Agreement, which are included in administrative services expenses on our Consolidated Statement of Operations. As of December 31, 2023 and December 31, 2022, $397,953 and $343,817, respectively, remained payable to Stellus Capital relating to the Administration Agreement, which are included in administrative services payable on our Consolidated Statement of Assets and Liabilities.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution. The Company has declared distributions of $14.95 per share on its common stock from Inception through December 31, 2023.

The following table reflects the Company’s distributions declared and paid on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023
January 11, 2023	January 31, 2023	February 15, 2023	$0.1333
January 11, 2023	February 28, 2023	March 15, 2023	$0.1333
January 11, 2023	March 31, 2023	April 14, 2023	$0.1333
April 19, 2023	May 1, 2023	May 15, 2023	$0.1333
April 19, 2023	May 31, 2023	June 15, 2023	$0.1333
April 19, 2023	June 30, 2023	July 14, 2023	$0.1333
July 14, 2023	July 31, 2023	August 15, 2023	$0.1333
July 14, 2023	August 31, 2023	September 15, 2023	$0.1333
July 14, 2023	September 29, 2023	October 13, 2023	$0.1333
October 5, 2023	October 31, 2023	November 15, 2023	$0.1333
October 5, 2023	November 30, 2023	December 15, 2023	$0.1333
October 5, 2023	December 18, 2023	December 29, 2023	$0.1333
Total			$14.95

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during the years ended December 31, 2023 and December 31, 2022.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Total	24,125,642	$352,021,617	$8,395,975	$2,648,148	$672,917	$341,650,411
(1)	Net of partial share redemptions. Such share redemptions impacted gross proceeds by $94, $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the years ended December 31, 2023, 2022, 2021, 2019, 2017, 2016 and 2015; and $390,505, $938,385, $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Net Proceeds per this equity table will differ from the Consolidated Statement of Assets and Liabilities as of December 31, 2023, 2022, and 2021 in the amount of $5,707,301, $3,317,652 and $1,456,439, respectively, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

The Company issued 4,458,873 shares during the year ended December 31, 2023 under the At-the-Market (“ATM”) Program, for gross proceeds of $62,871,349 and underwriting fees and other expenses of $1,190,949. The average per share offering price of shares issued in the ATM Program during 2023 was $14.10. Gross proceeds resulting from the ATM Program in 2022 and 2021 totaled $2,070,935 and $449,515, respectively, and underwriting fees and other expenses totaled $561,908 and $60,071, respectively. The average per share offering price of shares issued in the ATM Program during 2022 and 2021 was $13.88 and $14.23, respectively. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less then net asset value per share. For the year ended December 31, 2023, the Advisor reimbursed the Company $477,088, which resulted in net proceeds of $62,157,488, or $14.00 per share, excluding the impact of offering expenses.

The Company did not issue any shares of common stock through the DRIP for the years ended December 31, 2023 and 2022.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended December 31, 2023, 2022, and 2021.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net increase in net assets resulting from operations	$17,533,167	$14,491,784	$33,572,872
Weighted average common shares	22,004,648	19,552,931	19,489,750
Net increase in net assets resulting from operations per share	$0.80	$0.74	$1.72

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

At December 31, 2023, the Company had investments in 93 portfolio companies. The total cost and fair value of the investments were $902,143,550 and $874,460,683, respectively. The composition of our investments as of December 31, 2023 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$793,819,152	$774,789,320
Senior Secured – Second Lien	42,269,568	21,957,500
Unsecured Debt	6,138,183	5,956,280
Equity	59,916,647	71,757,583
Total Investments	$902,143,550	$874,460,683
(1)	Includes unitranche investments, which account for 4.5% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with the second lien and subordinated loans to the extent we invest in the “last-out” tranche.

At December 31, 2022, the Company had investments in 85 portfolio companies. The total cost and fair value of the investments were $875,823,177 and $844,733,638, respectively. The composition of our investments as of December 31, 2023 is as follows:

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2023 and December 31, 2022, the Company had 57 and 52 such investments with aggregate unfunded commitments of $37,021,242 and $27,824,917, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2023 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$774,789,320	$774,789,320
Senior Secured – Second Lien	—	—	21,957,500	21,957,500
Unsecured Debt	—	—	5,956,280	5,956,280
Equity	—	—	71,757,583	71,757,583
Total Investments	$—	$—	$874,460,683	$874,460,683

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2022 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$735,555,508	$735,555,508
Senior Secured – Second Lien	—	—	45,304,300	45,304,300
Unsecured Debt	—	—	4,823,898	4,823,898
Equity	—	—	59,049,932	59,049,932
Total Investments	$—	$—	$844,733,638	$844,733,638

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2023 were as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$735,555,508	$45,304,300	$4,823,898	$59,049,932	$844,733,638
Purchases of investments	174,156,432	—	62,086	13,251,090	187,469,608
Payment-in-kind interest	3,185,845	—	613,998	—	3,799,843
Sales and redemptions	(125,442,776)	(9,882,105)	(211,627)	(2,280,087)	(137,816,595)
Realized losses	(11,200,184)	(17,979,749)	—	(702,093)	(29,882,026)
Change in unrealized (depreciation) appreciation included in earnings(1)	(4,667,866)	4,373,111	651,997	2,434,910	2,792,152
Change in unrealized appreciation on foreign currency included in earnings	610,523	—	166	3,831	614,520
Amortization of premium and accretion of discount, net	2,591,838	141,943	15,762	—	2,749,543
Fair value at end of period	$774,789,320	$21,957,500	$5,956,280	$71,757,583	$874,460,683
(1)	Includes reversal of positions during the year ended December 31, 2023.

There were no Level 3 transfers during the year ended December 31, 2023.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2022 were as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$646,352,935	$56,733,110	$4,883,854	$64,903,427	$772,873,326
Purchases of investments	196,925,873	4,900,000	83,511	9,101,485	211,010,869
Payment-in-kind interest	826,816	—	530,361	—	1,357,177
Sales and redemptions	(98,160,329)	(10,809,276)	—	(18,873,195)	(127,842,800)
Realized (losses) gains	(3,929,334)	(4,109,525)	—	11,811,371	3,772,512
Change in unrealized depreciation included in earnings(1)	(7,342,462)	(1,611,688)	(687,778)	(7,900,302)	(17,542,230)
Change in unrealized (depreciation) appreciation on foreign currency included in earnings	(1,421,824)	—	—	7,146	(1,414,678)
Amortization of premium and accretion of discount, net	2,303,833	201,679	13,950	—	2,519,462
Fair value at end of period	$735,555,508	$45,304,300	$4,823,898	$59,049,932	$844,733,638
(1)	Includes reversal of positions during the year ended December 31, 2022.

There were no Level 3 transfers during the year ended December 31, 2022.

The following is a summary of geographical concentration of the Company’s investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$182,531,256	$175,311,724	20.04%
California	175,207,692	167,713,589	19.18%
Florida	93,155,844	92,297,574	10.55%
Pennsylvania	49,939,315	50,188,102	5.74%
Illinois	58,633,617	49,834,429	5.70%
Arizona	42,136,322	44,558,279	5.10%
Ohio	31,805,370	34,370,277	3.93%
Colorado	31,525,420	30,971,079	3.54%
Wisconsin	27,452,444	26,190,771	3.00%
Washington	24,321,085	24,540,695	2.81%
Georgia	9,100,050	18,885,409	2.16%
Maryland	16,676,194	16,718,728	1.91%
New York	14,692,043	14,931,263	1.71%
Indiana	14,235,403	14,488,700	1.66%
North Carolina	13,891,930	14,532,532	1.66%
District of Columbia	13,030,899	14,006,563	1.60%
New Jersey	10,461,226	11,191,295	1.28%
Michigan	10,664,100	10,736,783	1.23%
Massachusetts	10,151,621	10,515,487	1.20%
Tennessee	9,390,657	9,379,311	1.07%
Missouri	8,862,512	8,850,162	1.01%
Canada	8,700,383	8,813,132	1.01%
Idaho	8,405,946	8,470,065	0.97%
Minnesota	5,976,818	5,907,639	0.68%
Louisiana	5,538,823	5,536,231	0.63%
South Carolina	4,946,375	5,083,862	0.58%
United Kingdom	20,710,205	437,002	0.05%
	$902,143,550	$874,460,683	100.00%

The following is a summary of geographical concentration of the Company’s investment portfolio as of December 31, 2022:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Texas	$191,422,143	$171,165,597	20.26%
California	167,833,384	165,340,017	19.57%
Florida	60,593,839	59,421,775	7.03%
Illinois	64,421,998	53,218,615	6.30%
Arizona	43,129,283	44,277,625	5.24%
Pennsylvania	42,899,504	41,889,344	4.96%
Ohio	34,223,452	37,333,236	4.42%
Washington	28,978,375	28,480,471	3.37%
New Jersey	25,395,054	25,140,343	2.98%
Wisconsin	27,533,402	24,271,761	2.87%
District of Columbia	17,236,556	21,124,347	2.50%
Georgia	10,919,642	19,692,757	2.33%
South Carolina	19,089,373	18,654,782	2.21%
Maryland	16,824,077	16,576,554	1.96%
Minnesota	16,972,086	15,952,072	1.89%
United Kingdom	20,530,087	14,445,481	1.71%
Colorado	15,204,934	14,295,470	1.69%
Indiana	14,346,082	14,245,432	1.69%
Canada	13,333,737	13,266,669	1.57%
North Carolina	10,461,551	10,649,232	1.26%
Massachusetts	10,215,356	10,527,659	1.25%
Idaho	9,873,093	9,863,103	1.17%
Missouri	9,142,111	9,656,287	1.14%
New York	5,096,152	5,096,008	0.61%
Michigan	147,906	149,001	0.02%
	$875,823,177	$844,733,638	100.00%

The following is a summary of industry concentration of the Company’s investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$198,018,290	$207,963,749	23.78%
Healthcare & Pharmaceuticals	100,724,952	102,915,887	11.77%
High Tech Industries	90,795,799	91,992,012	10.52%
Media: Advertising, Printing & Publishing	57,640,321	58,741,061	6.72%
Consumer Goods: Non-Durable	63,145,301	52,938,611	6.05%
Beverage, Food, & Tobacco	42,554,582	45,074,817	5.15%
Consumer Goods: Durable	49,046,730	43,725,324	5.00%
Capital Equipment	32,517,673	33,879,801	3.87%
Services: Consumer	33,976,976	33,260,111	3.80%
Construction & Building	30,319,119	30,486,411	3.49%
Aerospace & Defense	46,745,104	24,541,921	2.81%
Environmental Industries	24,219,811	22,997,844	2.63%
Media: Broadcasting & Subscription	17,952,103	20,760,920	2.37%
Transportation & Logistics	17,235,150	17,661,859	2.02%
Chemicals, Plastics, & Rubber	18,338,366	17,569,176	2.01%
Metals & Mining	16,580,562	16,625,000	1.90%
Containers, Packaging, & Glass	17,432,252	15,539,555	1.78%
Utilities: Oil & Gas	9,943,041	10,000,000	1.14%
Education	10,251,179	8,367,469	0.96%
FIRE: Real Estate	17,285,138	6,175,994	0.71%
Media: Diversified & Production	5,662,174	5,763,247	0.66%
Finance	569,039	5,736,868	0.66%
Hotel, Gaming, & Leisure	-	890,968	0.10%
Energy: Oil & Gas	1,189,888	852,078	0.10%
Total	$902,143,550	$874,460,683	100.00%

The following is a summary of industry concentration of the Company’s investment portfolio as of December 31, 2022:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$207,234,534	$218,866,572	25.91%
Healthcare & Pharmaceuticals	86,469,854	88,103,319	10.43%
Media: Advertising, Printing & Publishing	52,830,447	52,525,839	6.22%
Consumer Goods: Non-Durable	54,683,102	51,280,593	6.07%
Consumer Goods: Durable	45,601,928	44,529,176	5.27%
Aerospace & Defense	48,137,394	39,526,086	4.68%
Software	37,582,855	37,975,255	4.50%
Capital Equipment	33,538,647	33,801,951	4.00%
Beverage, Food, & Tobacco	34,000,918	32,755,054	3.88%
Construction & Building	26,948,135	26,406,849	3.13%
Environmental Industries	27,771,798	26,247,936	3.11%
Services: Consumer	43,302,101	24,616,706	2.92%
Media: Broadcasting & Subscription	18,615,052	21,445,307	2.54%
Chemicals, Plastics, & Rubber	18,487,206	17,903,999	2.12%
Transportation & Logistics	16,768,763	17,161,972	2.03%
Metals & Mining	16,708,750	16,464,001	1.95%
Containers, Packaging, & Glass	17,436,600	13,977,250	1.65%
Retail	13,303,536	13,217,256	1.56%
High Tech Industries	14,126,954	12,648,347	1.50%
Automotive	11,252,581	11,342,751	1.34%
Education	11,057,921	10,498,760	1.24%
Utilities: Oil & Gas	9,921,469	9,800,000	1.16%
Energy: Oil & Gas	7,314,230	7,355,074	0.87%
FIRE: Real Estate	15,642,093	5,866,397	0.69%
Media: Diversified & Production	5,517,409	5,534,710	0.66%
Finance	1,568,900	4,082,579	0.48%
Hotel, Gaming, & Leisure	—	799,899	0.09%
	$875,823,177	$844,733,638	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$774,789,320	Income/Market	HY credit spreads,	-3.00% to 8.11% (-0.23%)
		approach(2)	Risk free rates	-1.62% to 2.03% (0.04%)
			Market multiples	5.2x to 22.5x (11.0x)(4)

Second lien debt	$21,957,500	Income/Market	HY credit spreads,	-0.97% to -0.33% (-0.63%)
		approach(2)	Risk free rates	-0.51% to 0.31% (-0.23%)
			Market multiples	6.5x to 17.5x (10.9x)(4)

Unsecured debt	$5,956,280	Income/Market	HY credit spreads,	4.98% to 4.98% (4.98%)
		approach(2)	Risk free rates	4.47% to 4.47% (4.47%)
			Market multiples	9.5x to 9.5x (9.5x)(4)

Equity investments	$71,757,583	Market approach(5)	Underwriting multiple/
			EBITDA multiple	3.5x to 23.2x (12.1x)
Total Long Term Level 3 Investments	$874,460,683
(1)	Weighted average based on fair value as of December 31, 2023.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSB,, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -3.00% (-300 basis points) to 8.11% (811 basis points). The average of all changes was -0.23% (-23 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements As of December 31, 2022:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$735,555,508	Income/Market	HY credit spreads,	-2.29% to 6.53% (1.52%)
		approach(2)	Risk free rates	-1.43% to 4.31% (2.31%)
			Market multiples	4.5x to 19.3x (10.1x)(4)

Second lien debt	$45,304,300	Income/Market	HY credit spreads,	-0.17% to 5.18% (2.39%)
		approach(2)	Risk free rates	-0.02% to 3.91% (1.94%)
			Market multiples	5.6x to 15.1x (11.4x)(4)

Unsecured debt	$4,823,898	Income/Market	HY credit spreads,	7.97% to 7.97% 7.97%)
		approach(2)	Risk free rates	3.63% to 3.63% (3.63%)
			Market multiples	9.1x to 9.1x (9.1x)(4)

Equity investments	$59,049,932	Market approach(5)	Underwriting multiple/
			EBITDA multiple	1.3x to 24.8x (11.7x)
Total Long Term Level 3 Investments	$844,733,638
(1)	Weighted average based on fair value as of December 31, 2022.
(2)	Inclusive of but not limited to (a) the market approach which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR or SOFR rates based on the published forward LIBOR or SOFR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -2.29% (-229 basis points) to 6.53% (653 basis points). The average of all changes was 1.52% (152 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is currently not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

As of December 31, 2023, the Company had $36,722,930 in unfunded debt commitments and $298,312 in unfunded equity commitments to 57 existing portfolio companies. As of December 31, 2022, the Company had $27,522,100 in unfunded debt commitments and $302,817 in unfunded equity commitments to 52 existing portfolio companies. As of both December 31, 2023 and 2022, the Company did not record any fair value adjustments that resulted in any unrealized gains (losses) on these positions. As of December 31, 2023, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the years ended
December 31,	December 31,	December 31,	December 31,	December 31,
2023	2022	2021	2020	2019

Per Share Data:(1)
Net asset value at beginning of period	$14.02	$14.61	$14.03	$14.14	$14.09
Net investment income	1.92	1.46	1.01	1.13	1.23
Change in unrealized appreciation (depreciation) on investments	0.13	(0.90)	(0.36)	0.44	(0.85)
Net realized (loss) gain	(1.38)	0.19	1.22	(0.52)	1.07
Loss on debt extinguishment	—	—	(0.03)	—	—
Benefit (provision) for taxes on net realized losses (gains) on investments	0.14	—	(0.15)	—	—
(Provision) benefit for taxes on net unrealized (appreciation) depreciation on investments	(0.01)	(0.01)	0.03	(0.01)	—
Total from operations	0.80	0.74	1.72	1.04	1.45
Sales load	(0.04)	—	—	—	(0.06)
Offering costs	(0.01)	(0.03)	—	—	(0.03)
Stockholder distributions from:
Net investment income	(1.59)	(1.11)	(1.09)	(1.15)	(0.54)
Net realized capital gains	(0.02)	(0.19)	(0.05)	—	(0.82)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.09	—	—	—	0.05
Other(3)	0.01	—	—	—	—
Net asset value at end of period	$13.26	$14.02	$14.61	$14.03	$14.14
Per share market value at end of period	$12.85	$13.26	$13.02	$10.88	$14.23
Total return based on market value(2)	8.72%	12.32%	30.78%	(13.73)%	21.97%
Weighted average shares outstanding for the period	22,004,648	19,552,931	19,489,750	19,471,500	18,275,696
Ratio/Supplemental Data:(1)
Net assets at end of period	$319,939,788	$275,776,613	$285,111,233	$273,360,649	$270,571,173
Weighted average net assets	$301,285,626	$281,745,332	$274,188,692	$253,034,571	$259,020,507
Annualized ratio of gross operating expenses to net assets(5)	21.27%	16.59%	16.90%	13.75%	14.11%
Annualized ratio of net operating expenses to net assets(5)(6)	21.16%	16.59%	16.90%	13.75%	14.11%
Annualized ratio of interest expense and other fees to net assets	10.62%	8.68%	6.83%	6.29%	5.78%
Annualized ratio of net investment income before fee waiver to net assets(5)	13.91%	8.68%	6.83%	6.29%	5.78%
Annualized ratio of net investment income to net assets(5)	14.01%	10.15%	7.21%	8.58%	8.64%
Portfolio turnover(3)	15%	15%	39%	21%	23%
Notes payable	$100,000,000	$100,000,000	$100,000,000	$48,875,000	$48,875,000
Credit Facility payable	$160,085,705	$199,200,425	$177,340,000	$174,000,000	$161,550,000
SBA-guaranteed debentures	$325,000,000	$313,600,000	$250,000,000	$176,500,000	$161,000,000
Asset coverage ratio(4)	2.23	x	1.92	x	2.03	x	2.23	x	2.29	x

For the years ended
December 31,	December 31,	December 31,	December 31,	December 31,
2018	2017	2016	2015	2014

Per Share Data:(1)
Net asset value at beginning of year/period	$13.81	$13.69	$13.19	$13.94	$14.54
Net investment income	1.42	1.21	1.39	1.33	1.34
Change in unrealized appreciation on investments	(0.11)	—	1.49	(0.74)	(0.53)
Net realized gain	0.35	0.31	(1.05)	0.03	0.04
Benefit for taxes on net unrealized depreciation on investments	(0.02)	—	0.03	(0.01)	(0.02)
Total from investment operations	1.64	1.52	1.86	0.61	0.83
Issuance of common shares
Sales Load	—	(0.09)	—	—	(0.01)
Offering Costs	—	(0.02)	—	—	—
Stockholder distributions from:
Net investment income	(1.03)	(1.20)	(1.36)	(1.33)	(1.31)
Net realized capital gains	(0.33)	(0.16)	—	(0.03)	(0.12)
Other(3)	—	0.07	—	—	0.01
Net asset value at the end of year/period	$14.09	$13.81	$13.69	$13.19	$13.94
Per share market value at end of year/period	$12.95	$13.14	$12.06	$9.64	$11.78
Total return based on market value(2)	8.68%	20.29%	42.83%	(7.76)%	(13.09)%
Weighted average shares outstanding at the end of period	15,953,571	14,870,981	12,479,959	12,479,961	12,281,178
Ratio/Supplemental Data:(1)
Net assets at end of period	$224,845,007	$220,247,242	$170,881,785	$164,651,104	$173,949,452
Weighted average net assets	$223,750,302	$195,211,550	$165,189,142	$173,453,813	$176,458,141
Annualized ratio of gross operating expenses to net assets(7)(8)	13.72%	11.10%	13.20%	11.16%	9.92%
Annualized ratio of net operating expenses to net assets(7)(8)	13.72%	11.10%	13.20%	10.78%	9.12%
Annualized ratio of interest expense and other fees to net assets	5.51%	4.02%	4.84%	3.56%	3.01%
Annualized ratio of net investment income before fee waiver to net assets(7)	10.09%	9.21%	10.71%	9.11%	8.40%
Annualized ratio of net investment income to net assets(7)	10.09%	9.21%	10.71%	9.49%	9.19%
Portfolio Turnover(5)	32%	48%	16%	29%	19%
Notes Payable	$48,875,000	$48,875,000	$25,000,000	$25,000,000	$25,000,000
Credit Facility Payable	$99,550,000	$40,750,000	$116,000,000	$109,500,000	$106,500,000
SBA Debentures	$150,000,000	$90,000,000	$65,000,000	$65,000,000	$16,250,000
Asset Coverage Ratio(6)	2.51	x	3.46	x	2.21	x	2.22	x	2.32	x
(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Excludes debt extinguishment costs of $539,250 and $416,725 for the years ended December 31, 2021 and 2017, respectively. Including these costs, this ratio would be 7.02% and 4.24% for the years ended December 31, 2021 and 2017, respectively.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid, which are assumed to be reinvested. The total returns are not annualized.
(5)	Calculated as the lesser of purchases or paydowns divided by average fair value of investments for the period and is not annualized.
(6)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(7)	These ratios include the impact of the benefit (provision) for income taxes related to net unrealized depreciation (appreciation) on certain investments of ($126,957), ($213,214), $510,868, ($224,877), ($66,760), $373,131, ($93,601) and ($288,122) for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2016, 2015, and 2014, respectively, as well as $2,987,847 and ($2,957,220) of benefit (provision) for taxes on realized gains on investments for the year ended December 31, 2023 and 2021, respectively, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to net realized gain (loss) or unrealized depreciation (appreciation) on investments at Taxable Subsidiaries to net assets for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2016, 2015, and 2014 is (0.04%), (0.08%), (0.89)%, (0.09)%, (0.03)%, (0.16)%, 0.05%, and 0.17%, respectively. These ratios excludes debt extinguishment costs of ($539,250) and ($416,275) for the years ended December 31, 2021 and 2017, respectively.
(8)	Deferred offering costs of $261,761 for the year ended December 31, 2016 are not annualized.

NOTE 9 — CREDIT FACILITY

On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022, and November 21, 2023 with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $260,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $350,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to the Third Amendment and Commitment Increase to Amended and Restated Senior Secured Revolving Credit Agreement, the Credit Facility will bear interest, subject to the Company’s election, on a per annum basis equal to (i) term SOFR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus a SOFR credit spread adjustment (0.10% for one-month term SOFR and 0.15% for three-month term SOFR), with a 0.25% SOFR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on November 21, 2027, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 21, 2028.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2023, the Company was in compliance with these covenants.

As of December 31, 2023 and December 31, 2022, the outstanding balance under the Credit Facility was $160,085,705 and $199,200,425, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $6,630,390 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2023 and 2022, $3,520,929 and $1,515,144 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statement of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2023	December 31, 2022
Credit Facility payable	$160,085,705	$199,200,425
Prepaid loan structure fees	(3,520,929)	(1,515,144)
Credit Facility payable, net of prepaid loan structure fees	$156,564,776	$197,685,281

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2023, 2022, and 2021:

	For the year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$14,723,463	$9,190,425	$5,231,698
Loan fee amortization	657,323	567,375	519,653
Total interest and financing expenses	$15,380,786	$9,757,800	$5,751,351
Weighted average interest rate	7.9%	4.4%	2.8%
Effective interest rate (including fee amortization)	8.3%	4.8%	3.3%
Average debt outstanding	$186,144,622	$204,276,134	$176,870,712
Cash paid for interest and unused fees	$14,523,350	$9,034,765	$5,271,348

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

As of both December 31, 2023 and 2022, the SBIC I subsidiary had $75,000,000 in regulatory capital and $150,000,000 of SBA-guaranteed debentures outstanding. As of both December 31, 2023 and 2022, the SBIC II subsidiary had $87,500,000 in regulatory capital and $175,000,000 and $163,600,000 of SBA-guaranteed debentures outstanding, respectively.

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

On a stand-alone basis, the SBIC subsidiaries collectively held $485,152,670 and $470,659,123 in assets at December 31, 2023 and 2022, respectively, which accounted for approximately 53.4% and 52.4% of our total consolidated assets at December 31, 2023 and 2022, respectively.

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

The following table summarizes the SBIC I subsidiary’s SBA-guaranteed debentures as of December 31, 2023:

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2023, the estimated fair values of the SBA-guaranteed debentures as prepared for disclosure purposes was $293,215,000. As of December 31, 2022, the carrying amount of the SBA-guaranteed debentures approximated their fair value. At December 31, 2023 and 2022, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of December 31, 2023, the Company has incurred $11,148,750, in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of December 31, 2023 and 2022, $4,726,642 and $5,704,805 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statement of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	December 31, 2023	December 31, 2022
SBA-guaranteed Debentures payable	$325,000,000	$313,600,000
Prepaid loan fees	(4,726,642)	(5,704,805)
SBA-guaranteed Debentures, net of prepaid loan fees	$320,273,358	$307,895,195

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2023, 2022, and 2021:

	For the year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$10,047,058	$8,151,814	$6,389,513
Debenture fee amortization	1,255,753	1,227,952	1,088,132
Total interest and financing expenses	$11,302,811	$9,379,766	$7,477,645
Weighted average interest rate	3.2%	2.8%	2.8%
Effective interest rate (including fee amortization)	3.5%	3.3%	3.3%
Average debt outstanding	$318,847,123	$288,167,082	$227,826,849
Cash paid for interest	$9,646,849	$7,360,295	$5,907,676

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

The following table summarizes the interest expense and deferred financing costs on the 2022 Notes for the year ended December 31, 2021:

For the year ended
December 31, 2021
Interest expense	$320,063
Deferred financing costs	28,231
Administration fees	9,000
Total interest and financing expenses	$357,294
Loss on debt extinguishment(1)	539,250
Weighted average interest rate(2)	5.7%
Effective interest rate (including fee amortization)(2)	6.4%
Average debt outstanding(3)	$48,875,000
Cash paid for interest	$453,966
(1)	The loss on debt extinguishment is not included in interest expense or net investment income.
(2)	Excludes the loss on debt extinguishment.
(3)	For the year ended December 31, 2021, the average is calculated for the period January 1, 2021 through February 12, 2021; the repayment date of the 2022 Notes.

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

The Company used the net proceeds from the 2026 Notes offering to fully redeem the 2022 Notes and repay a portion of the amount outstanding under the Credit Facility. As of December 31, 2023, the aggregate carrying amount of the 2026 Notes was $98,996,412.

Prior to their redemption on February 12, 2021, the 2022 Notes were listed on New York Stock Exchange under the trading symbol “SCA”. As of December 31, 2022, the fair value of the 2022 Notes was $49,168,250. The 2026 Notes are institutional, non-traded notes. The 2026 Notes are carried at cost. At the measurement date, the estimated fair value of the 2026 Notes as prepared for disclosure purposes was $93,041,000. See Note 6 to the Consolidated Financial Statements for further discussion regarding the fair value measurements and hierarchy.

In connection with the issuance and maintenance of the 2026 Notes, the Company incurred $2,327,835 of fees, which are being amortized over the term of the 2026 Notes, of which $1,003,588 remains to be amortized as of December 31, 2023. These financing costs are presented on the Consolidated Statement of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:

	December 31, 2023	December 31, 2022
2026 Notes payable	$100,000,000	$100,000,000
Deferred financing costs	(1,003,588)	(1,450,308)
2026 Notes payable, net of deferred financing costs	$98,996,412	$98,549,692

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes for the years ended December 31, 2023, 2022, and 2021:

	For the year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$4,881,000	$4,885,000	$4,698,958
Deferred financing costs	446,720	446,719	435,809
Total interest and financing expenses	$5,327,720	$5,331,719	$5,134,767
Weighted average interest rate	4.9%	4.9%	4.9	%(1)
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3	%(1)
Average debt outstanding	$100,000,000	$100,000,000	$100,000,000	(1)
Cash paid for interest	$4,881,000	$4,885,000	$3,466,667
(1)	Calculated for the period from January 14, 2021, the date of the 2026 Notes offering, through December 31, 2021.

The indenture and supplements thereto relating to the 2026 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of December 31, 2023, the Company was in compliance with these covenants.

NOTE 12 — INCOME TAXES

As of December 31, 2023 and December 31, 2022, the Company had $36,240,561and $27,456,044, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $757,268 and $1,150,000 for the periods ended December 31, 2023 and December 31, 2022, respectively. Undistributed qualified dividends were $0 and $48,171 for the periods ended December 31, 2023 and December 31, 2022, respectively. All of the undistributed ordinary income and capital gains as of December 31, 2023 will have been distributed within the required period of time such that the Company will not be subject to U.S. federal income tax for the year ended December 31, 2023. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income to the extent we did not distribute an amount equal to at least 98% of our net ordinary income plus 98.2% of our capital gain net income attributable to the period. The Company has accrued $1,399,689 and $1,118,153 of U.S. federal excise tax for the tax years ended December 31, 2023 and December 31, 2022, respectively, independent of prior year adjustments. See Note 1 for further discussion of tax expense in each year.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Ordinary income	$35,032,563	$22,279,384
Qualified dividends	48,171	525,313
Distributions of long-term capital gains(2)	446,746	3,789,693
Total distributions paid to common stockholders(3)	$35,527,480	$26,594,390
(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $446,746 and $3,789,693 as of December 31, 2023 and December 31, 2022, respectively, differ from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain prepayment gains are characterized differently for tax reporting purposes. The qualified dividend amount in 2023 and 2022, respectively, represents the completion of a distribution of qualified dividends derived from qualified dividends received by the Company from a portfolio company in 2022 and 2021, respectively, for tax purposes.
(3)	Total distributions paid to common stockholders of $36,698,834 and $26,594,390 as of December 31, 2023 and December 31, 2022, respectively, differ from the total distributions from net investment income and net realized capital gains on the Consolidated Statement of Changes in Net Assets because the amount of dividends attributable to 2023 and 2022, respectively, for tax reporting purposes are on an amount paid basis. The Company recorded dividends payable for distributions accrued, but not yet paid, on the Consolidated Statement of Assets and Liabilities in the amount of $0 and $1,171,059 as of December 31, 2022 and December 31, 2021, respectively, which were recognized in the following year for tax purposes.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Net increase in net assets resulting from operations (includes net investment income, realized gain (loss), unrealized appreciation (depreciation) and taxes)	$17,533,167	$14,491,784	$33,572,872
Net change in unrealized (appreciation) depreciation	(2,785,648)	17,536,190	6,928,160
Income tax provision	(2,860,890)	213,214	2,446,352
Loss on debt extinguishment			539,250
Pre-tax expense (income), loss (gain) reported at Taxable Subsidiaries, not consolidated for tax purposes	20,172,550	1,392,247	(16,619,608)
Long term capital loss carryover	—	—	(4,896,643)
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	11,860,086	(3,615,815)	3,205,514
Estimated taxable income	$43,919,265	$30,017,620	$25,175,897
Taxable income earned in prior year and carried forward for distribution in current year	28,606,043	24,011,459	21,051,549
Adjustment for cumulative effect of distributions carried forward	—	—	—
Taxable income earned prior to period end and carried forward	(36,997,828)	(28,606,043)	(25,182,518)
Distribution payable as of period end and paid in following period	—	—	1,171,059
Total distributions accrued or paid to common stockholders	$35,527,480	$25,423,036	$22,215,987

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Aggregate cost of portfolio company securities	$902,143,550	$875,823,177
Gross unrealized appreciation of portfolio company securities	38,379,839	28,927,746
Gross unrealized depreciation of portfolio company securities	(65,262,547)	(58,602,607)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	11,142	—
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(811,301)	(1,414,678)
Aggregate fair value of portfolio company securities	$874,460,683	$844,733,638

As of December 31, 2023, the Taxable Subsidiaries had unrealized losses in investments and net operating loss (“NOL”) carryovers creating a net deferred tax liability equal to $188,893 as reflected below. As of December 31, 2023, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards totaling $5,509,104, of which $918,232 will expire during the tax years 2034 through 2037 if unused. Due to the nature of the Taxable Subsidiaries’ holdings, a valuation allowance was established as we determined it is more likely than not that some of the deferred tax assets will not be realized prior to expiration. Although our future projections indicate that we may be able to realize a portion of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of $6,507,196.

	2023	2022
Deferred tax asset	$6,507,196	$4,939,367
Deferred tax liability	(188,893)	(61,936)
Total deferred tax asset before valuation allowance	$6,318,303	$4,877,431
Deferred tax valuation allowance	$(6,507,196)	$(4,939,367)
Net deferred tax liability	$(188,893)	$(61,936)

The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and increases distributable earnings (increasing accumulated undistributed investment income) for book to tax differences that it has determined to be permanent. For the years ended December 31, 2023 and 2022, this reclassification was $1,348,766 and $1,040,884, respectively. The total adjustment on the Consolidated Statement of Assets and Liabilities as of December 31, 2023 and 2022 was $5,707,301 and $4,358,534, respectively.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2020, 2021 and 2022 federal tax years for the Company remain subject to examination by the IRS.

NOTE 13 — SENIOR SECURITIES

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2012 through 2023.

	Outstanding			Involuntary
	Exclusive of	Asset		Liquidating	Average
	Treasury	Coverage per		Preference	Market Value
Class and Year	Securities(1)	Unit(2)		per Unit(3)	per Unit(4)

	(In thousands, except per unit amounts)
SBA-guaranteed debentures
Fiscal 2014	$16,250	N/A	(6)	—	N/A
Fiscal 2015	$65,000	N/A	(6)	—	N/A
Fiscal 2016	$65,000	N/A	(6)	—	N/A
Fiscal 2017	$90,000	N/A	(6)	—	N/A
Fiscal 2018	$150,000	N/A	(6)	—	N/A
Fiscal 2019	$161,000	N/A	(6)	—	N/A
Fiscal 2020	$176,500	N/A	(6)	—	N/A
Fiscal 2021	$250,000	N/A	(6)	—	N/A
Fiscal 2022	$313,600	N/A	(6)	—	N/A
Fiscal 2023	$325,000	N/A	(6)	—	N/A
Original Credit Facility(7)
Fiscal 2012	$38,000	$3,090		—	N/A
Fiscal 2013	$110,000	$2,470		—	N/A
Fiscal 2014	$106,500	$2,320	(6)	—	N/A
Fiscal 2015	$109,500	$2,220	(6)	—	N/A
Fiscal 2016	$116,000	$2,210	(6)	—	N/A
Credit Facility
Fiscal 2017	$40,750	$3,460	(6)	—	N/A
Fiscal 2018	$99,550	$2,520	(6)	—	N/A
Fiscal 2019	$161,550	$2,286	(6)	—	N/A
Fiscal 2020	$174,000	$2,230	(6)	—	N/A
Fiscal 2021	$177,340	$2,030	(6)	—	N/A
Fiscal 2022	$199,200	$1,920	(6)	—	N/A
Fiscal 2023	$160,086	$2,230	(6)	—	N/A
4.875% Notes due 2026
Fiscal 2021	$100,000	$2,030	(6)	—	N/A
Fiscal 2022	$100,000	$1,920	(6)	—	N/A
Fiscal 2023	$100,000	$2,230	(6)	—	N/A
5.75% Notes due 2022(9)
Fiscal 2017	$48,875	$3,460	(6)	—	$25.34
Fiscal 2018	$48,875	$2,520	(6)	—	$25.18
Fiscal 2019	$48,875	$2,286	(6)	—	$24.43
Fiscal 2020	$48,875	$2,230	(6)	—	$23.64
6.50% Notes due 2019(8)
Fiscal 2014	$25,000	$2,320	(6)	—	$25.41
Fiscal 2015	$25,000	$2,220	(6)	—	$25.27
Fiscal 2016	$25,000	$2,210	(6)	—	$25.11
Short-Term Loan(5)
Fiscal 2012	$45,000	$3,090		—	N/A
Fiscal 2013	$9,000	$2,470		—	N/A
(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Average market value per unit for the 2022 Notes and the 6.50% Notes due 2019 represents the average of the daily closing prices as reported on the New York Stock Exchange during the period presented. Average market value per unit for our SBA-guaranteed Debentures, the Original Credit Facility (as defined below), the Credit Facility, and the 2026 Notes are not applicable because these are not registered for public trading.
(5)	Refers to short-term loans that the Company obtained from Raymond James & Associates, Inc. and repaid in full on January 2, 2013 and January 2, 2014, respectively.
(6)	The Company has excluded its SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2023, 2022, 2021, 2019, 2018, 2017, 2016, 2015 and 2014 pursuant to the exemptive relief granted by the SEC in August 2014 that permits it to exclude such SBA-guaranteed debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.
(7)	On November 13, 2012, the Company entered into a senior secured revolving credit agreement, by and among us, as the borrower, SunTrust Bank, as the administrative agent, various lenders that are parties thereto from time to time (the “Original Credit Facility”). The Company terminated the Original Credit Facility on October 11, 2017.
(8)	On September 20, 2017, the Company redeemed all of the issued and outstanding 6.50% Notes due 2019.
(9)	On February 12, 2021, the Company redeemed all of the issued and outstanding 5.75% Notes due 2022.

NOTE 14 — SUBSEQUENT EVENTS

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2023:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 5, 2024	Whisps Holdings LP*	Manufacturer of cheese-based snacks	$75,192	Equity
Add-On Investment	January 8, 2024	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$475,233	Senior Secured – First Lien
Add-On Investment	January 9, 2024	Morgan Electrical Group Intermediate Holdings, Inc.*	Provider of commercial electrical services	$23,531	Equity
Add-On Investment	January 12, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$50,914	Equity
Add-On Investment	January 31, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$22,331	Equity
Add-On Investment	February 7, 2024	Unicat Catalyst Holdings, LLC*	Manufacturer and distributor of catalysts and other industrial products	$7,032	Equity
Add-On Investment	February 28, 2024	Monitorus Holding, LLC*	Provider of media monitoring and evaluation services	$13,290	Equity
*	Existing portfolio company

We realized the following portfolio company subsequent to December 31, 2023:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	January 8, 2024	Peltram Plumbing Holdings, LLC*	Provider of plumbing solutions.	$16,160,003	Senior Secured – First Lien
*	Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of March 4, 2024 was $148,527,500.

SBA-guaranteed debentures

The outstanding balance of SBA-guaranteed debentures as of March 4, 2024 was $325,000,000.

Distributions Declared

On January 13, 2024, the Company’s Board declared a regular monthly distribution for each of January, February and March 2024 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
1/13/2024	1/30/2024	1/31/2024	2/15/2024	$0.1333
1/13/2024	2/28/2024	2/29/2024	3/15/2024	$0.1333
1/13/2024	3/28/2024	3/29/2024	4/15/2024	$0.1333

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the calendar year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as percentage of offering price)	—	(1)
Offering expenses born by us (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	—	(4)
Annual expenses (as a percentage of net assets attributable to common stock)(5):
Base management fee	4.90	% (6)
Incentive fees payable under Investment Advisory Agreement	3.07	% (7)
Interest expense on borrowed funds	9.98	% (8)
Other expenses	2.28	% (9)
Total annual expenses	20.23	% (10)
(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of any of our securities, a corresponding prospectus will disclose the estimated offering expenses because they will be ultimately borne by the Company (and indirectly by our stockholders).
(3)	The expenses of administering our dividend reinvestment plan are included in other expenses.
(4)	Total stockholder transaction expenses may include a sales load and will be disclosed in a future prospectus supplement, if any.
(5)	Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2023 and the prior year end.
(6)	Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2023. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 4.90% reflected in the table is calculated on our net assets (rather than our total assets). See “Item 1. Business — Management and Other Agreements — Investment Advisory Agreement.”
(7)	This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) for the year ended December 31, 2023. The incentive fee consists of two parts, please See “Item 1. Business — Management and Other Agreements — Investment Advisory Agreement — Incentive Fee” for additional information on the ordinary income and capital gains components of our incentive fee.
(8)	As of March 4, 2024, we had outstanding SBA debentures of $325.0 million; we had $148.5 million of outstanding balance under our Credit Facility, which has a total commitment of $260 million.
(9)	Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See “Item 1. Business — Management and Other Agreements — Administration Agreement.” Other expenses exclude interest payments on borrowed funds, and if we issue debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2023.

(10)	“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses” would be 7.10% of average consolidated total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$198	$486	$693	$992
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$198	$486	$693	$992

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file with the SEC a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the Annual Report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

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

SCIC-Consolidated Blocker, Inc. — Delaware

SCIC-CC Blocker 1, Inc. — Delaware

SCIC-APE Blocker 1, Inc. — Delaware

SCIC-Hollander Blocker 1, Inc. — Delaware

SCIC — Invincible Blocker 1, Inc. — Delaware

SCIC-ICD Blocker 1, Inc. — Delaware

SCIC-Venbrook Blocker, Inc. — Delaware

23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
97.1	Dodd-Frank Compensation Recoupment Policy*
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

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

STELLUS CAPITAL INVESTMENT CORPORATION

Date: March 4, 2024	/s/ Robert T. Ladd
Robert T. Ladd
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 4, 2024	/s/ Robert T. Ladd
Robert T. Ladd
Chief Executive Officer, President and Chairman of the Board of Directors

Date: March 4, 2024	/s/ W. Todd Huskinson
W. Todd Huskinson
Chief Financial Officer, Chief Compliance Officer and Secretary
(Principal Accounting and Financial Officer)

Date: March 4, 2024	/s/ Dean D’Angelo
Dean D’Angelo
Director

Date: March 4, 2024	/s/ J. Tim Arnoult
J. Tim Arnoult
Director

Date: March 4, 2024	/s/ Bruce R. Bilger
Bruce R. Bilger
Director

Date: March 4, 2024	/s/ William C. Repko
William C. Repko
Director