Form 10-Q
period 2024-03-31
Stellus Capital Investment Corp
filed 2024-05-09
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 9, 2024 was 24,125,642.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024
	(unaudited)	December 31, 2023
ASSETS
Controlled investments at fair value (amortized cost of $17,934,808 and $17,285,138, respectively)	$7,362,234	$6,175,994
Non-controlled, non-affiliated investments, at fair value (amortized cost of $862,218,903 and $884,858,412, respectively)	868,521,912	868,284,689
Cash and cash equivalents	48,761,721	26,125,741
Receivable for sales and repayments of investments	776,417	371,877
Interest receivable	6,484,400	4,882,338
Income tax receivable	2,673,730	1,588,708
Other receivables	42,995	42,995
Deferred offering costs	12,521	7,312
Prepaid expenses	585,418	606,674
Total Assets	$935,221,348	$908,086,328
LIABILITIES
Notes Payable	$99,107,786	$98,996,412
Credit Facility payable	181,343,929	156,564,776
SBA-guaranteed debentures	320,587,412	320,273,358
Dividends payable	3,215,948	—
Management fees payable	1,852,233	2,918,536
Income incentive fees payable	2,745,073	2,885,180
Interest payable	1,493,044	5,241,164
Unearned revenue	412,314	397,725
Administrative services payable	425,048	402,151
Deferred tax liability	381,500	188,893
Other accrued expenses and liabilities	216,657	278,345
Total Liabilities	$611,780,944	$588,146,540
Commitments and contingencies (Note 7)
Net Assets	$323,440,404	$319,939,788
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 24,125,642 issued and outstanding for both periods)	$24,125	$24,125
Paid-in capital	335,918,984	335,918,984
Total distributable loss	(12,502,705)	(16,003,321)
Net Assets	$323,440,404	$319,939,788
Total Liabilities and Net Assets	$935,221,348	$908,086,328
Net Asset Value Per Share	$13.41	$13.26

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
INVESTMENT INCOME
From controlled investments:
Interest income	$81,636	$—
From non-controlled, non-affiliated investments
Interest income	24,956,851	23,408,604
Other income	958,262	666,743
Total Investment Income	$25,996,749	$24,075,347
OPERATING EXPENSES
Management fees	$3,852,233	$3,735,102
Valuation fees	156,507	147,073
Administrative services expenses	490,901	461,964
Income incentive fees	2,509,110	2,124,835
Capital gains incentive fee	—	(569,528)
Professional fees	339,627	430,848
Directors’ fees	108,250	117,250
Insurance expense	124,989	120,546
Interest expense and other fees	7,767,573	7,886,424
Income tax expense	370,719	374,763
Other general and administrative expenses	245,275	178,450
Total Operating Expenses	$15,965,184	$15,007,727
Income incentive fee waiver	(204,351)	—
Total Operating Expenses, net of fee waivers	$15,760,833	$15,007,727
Net Investment Income	$10,235,916	$9,067,620
Net realized (loss) gain on non-controlled, non-affiliated investments	$(20,384,731)	$34,967
Net realized loss on foreign currency translation	(25,106)	(39,912)
Net change in unrealized appreciation on controlled investments	536,570	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	22,982,020	(4,249,642)
Net change in unrealized (depreciation) appreciation on foreign currency translations	(3,602)	1,874
Provision for taxes on net unrealized appreciation on investments	(192,607)	(78,760)
Net Increase in Net Assets Resulting from Operations	$13,148,460	$4,736,147
Net Investment Income Per Share—basic and diluted	$0.42	$0.46
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.54	$0.24
Weighted Average Shares of Common Stock Outstanding—basic and diluted	24,125,642	19,779,988
Distributions Per Share—basic and diluted	$0.40	$0.40

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	earnings (loss)	Net Assets
Balances at December 31, 2022	19,666,769	$19,667	$275,114,720	$642,226	$275,776,613
Net investment income	—	—	—	9,067,620	9,067,620
Net realized gain on investments	—	—	—	34,967	34,967
Net realized loss on foreign currency translations	—	—	—	(39,912)	(39,912)
Net change in unrealized depreciation on investments	—	—	—	(4,249,642)	(4,249,642)
Net change in unrealized appreciation on foreign currency translations	—	—	—	1,874	1,874
Provision for taxes on unrealized appreciation on investments	—	—	—	(78,760)	(78,760)
Distributions from net investment income	—	—	—	(7,951,284)	(7,951,284)
Issuance of common stock, net of offering costs(1)	581,614	581	8,289,988	—	8,290,569
Balances at March 31, 2023	20,248,383	$20,248	$283,404,708	$(2,572,911)	$280,852,045

Balances at December 31, 2023	24,125,642	$24,125	$335,918,984	$(16,003,321)	$319,939,788
Net investment income	—	—	—	10,235,916	10,235,916
Net realized loss on investments	—	—	—	(20,384,731)	(20,384,731)
Net realized loss on foreign currency translations	—	—	—	(25,106)	(25,106)
Net change in unrealized appreciation on investments	—	—	—	23,518,590	23,518,590
Net change in unrealized depreciation on foreign currency translations	—	—	—	(3,602)	(3,602)
Provision for taxes on unrealized appreciation on investments	—	—	—	(192,607)	(192,607)
Distributions from net investment income	—	—	—	(9,647,844)	(9,647,844)
Balances at March 31, 2024	24,125,642	$24,125	$335,918,984	$(12,502,705)	$323,440,404

(1) See Note 4 to the Consolidated Financial Statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,148,460	$4,736,147
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(28,516,430)	(41,237,273)
Proceeds from sales and repayments of investments	31,169,595	5,890,813
Net change in unrealized (appreciation) depreciation on investments	(23,518,590)	4,249,642
Net change in unrealized depreciation on foreign currency translations	3,602	10,126
Increase in investments due to PIK	(750,054)	(769,954)
Amortization of premium and accretion of discount, net	(702,543)	(665,998)
Deferred tax provision	192,607	78,760
Amortization of loan structure fees	264,707	143,822
Amortization of deferred financing costs	111,374	110,150
Amortization of loan fees on SBA-guaranteed debentures	314,055	317,508
Net realized loss (gain) on investments	20,384,731	(34,967)
Changes in other assets and liabilities
Increase in interest receivable	(1,602,062)	(187,420)
Increase in income tax receivable	(1,085,022)	—
Decrease in prepaid expenses	21,256	148,414
Decrease in management fees payable	(1,066,303)	(2,592,566)
(Decrease) increase in income incentive fees payable	(140,107)	2,124,835
Decrease in capital gains incentive fees payable	—	(569,528)
Increase in administrative services payable	22,897	39,951
Decrease in interest payable	(3,748,120)	(3,437,073)
Decrease in related party payable	—	(646,393)
Increase (decrease) in unearned revenue	14,589	(47,573)
Increase in income tax payable	—	374,460
Decrease in other accrued expenses and liabilities	(61,688)	(78,907)
Net Cash Provided (Used) in Operating Activities	$4,456,954	$(32,043,024)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$—	$8,487,127
Sales load for common stock issued	—	(126,303)
Offering costs paid for common stock issued	(5,209)	(72,955)
Stockholder distributions paid	(6,431,896)	(5,252,174)
Financing costs paid on Credit Facility	(49,969)	—
Borrowings under Credit Facility	50,000,000	13,300,000
Repayments of Credit Facility	(25,333,900)	(14,483,900)
Net Cash Provided by Financing Activities	$18,179,026	$1,851,795
Net Increase (Decrease) in Cash and Cash Equivalents	$22,635,980	$(30,191,229)
Cash and Cash Equivalents Balance at Beginning of Period	$26,125,741	$48,043,329
Cash and Cash Equivalents Balance at End of Period	$48,761,721	$17,852,100
Supplemental and Non-Cash Activities
Cash paid for interest expense	$10,825,557	$10,752,017
Income and excise tax paid	1,455,741	303
Increase in distributions payable	3,215,948	2,699,110
Increase in deferred offering costs	5,209	2,700
Exchange of investments	8,256,411	—

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Controlled investments (13)
EH Real Estate Services, LLC	(13)									Skokie, IL
Term Loan A-1	(16)	First Lien		10.00%		-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$1,882,226	1,882,226	56,467	0.02%
Term Loan A-2	(16)	First Lien		10.00%		-%	-%	4/3/2023	9/3/2026		$650,943	650,943	19,528	0.01%
Term Loan A-3	(16)	First Lien		10.00%		-%	-%	6/7/2023	9/3/2026		$230,678	230,678	6,920	0.00%
Term Loan A-4	(16)	First Lien		10.00%		-%	-%	7/12/2023	9/3/2026		$1,505,537	1,505,537	1,505,537	0.47%
Term Loan A-5	(16)	First Lien		10.00%		-%	-%	1/8/2024	9/3/2026		$5,710,182	5,710,182	5,710,182	1.77%
Revolver	(16)(23)	First Lien		10.00%		-%	-%	10/3/2023	9/3/2026		$63,597	63,597	63,597	0.02%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	3	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$17,934,808	$7,362,234	2.29%
Total Controlled investments												$17,934,808	$7,362,234	2.29%
Non-controlled, non-affiliated investments	(4)(5)
2X LLC	(9)									Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.81%		6/5/2023	6/5/2028	Services: Business	$5,472,707	5,352,857	5,445,343	1.68%
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.81%		10/31/2023	6/5/2028	Services: Business	$1,441,146	1,407,548	1,433,940	0.44%
2X Investors LP Class A Units		Equity						6/5/2023			58,949	589,496	681,041	0.21%
Total												$7,349,901	$7,560,324	2.33%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	11.57%		5/7/2021	5/7/2026	Services: Business	$15,159,559	15,052,207	15,159,559	4.69%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	56,802	0.02%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	511,219	0.16%
Total												$15,831,619	$15,727,580	4.87%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	2.00%	11.32%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,975,000	9,785,233	9,875,250	3.05%
AdCellerant Holdings, LLC Series A Units		Equity						12/12/2023			728,710	728,710	758,882	0.23%
Total												$10,513,943	$10,634,132	3.28%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.70%	2.00%	12.01%		6/4/2021	6/4/2026	Aerospace & Defense	$14,250,000	14,109,125	14,178,750	4.38%
Revolver	(11)	First Lien	3M SOFR+	6.70%	2.00%	12.01%		6/4/2021	6/4/2026		100,000	100,000	99,500	0.03%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			23,859	88,733	221,833	0.07%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	38,350	0.01%
Total												$15,065,787	$14,538,433	4.49%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	First Lien	1M SOFR+	7.50%	1.00%	12.88%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,931,250	16,760,867	15,661,405	4.84%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,464	146,416	122,600	0.04%
Total												$17,435,678	$15,784,005	4.88%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.50%	11.56%		3/31/2023	3/31/2028	Capital Equipment	$8,192,921	8,019,858	8,192,921	2.53%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	11.56%		3/31/2023	3/31/2028		100,000	98,770	100,000	0.03%
AR-USA Holdings, LLC Class A Units		Equity						3/31/2023			141	141,261	220,801	0.07%
Total												$8,259,889	$8,513,722	2.63%
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	10.62%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,079	93,692	0.03%
Term Loan	(11)	First Lien	6M SOFR+	5.75%	0.75%	11.24%		12/5/2023	7/1/2029		$9,681,628	9,496,190	9,584,812	2.96%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	42,813	208,400	0.06%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	59,542	0.02%
Total												$9,654,304	$9,946,446	3.07%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	7.00%	2.00%	12.31%		3/5/2021	5/9/2028	Services: Business	$9,165,894	9,084,543	9,165,894	2.83%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	7.00%	2.00%	12.31%		4/15/2022	5/9/2028		2,860,398	2,829,404	2,860,398	0.88%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	571,027	1,581,609	0.49%
SG AL Investment, LLC Common-A Units		Equity						12/22/2023			239	492,905	985,826	0.30%
Total												$12,977,879	$14,593,727	4.50%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	66,584	0.02%
Total												$375,000	$66,584	0.02%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,495,790	0.77%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	7,362,213	2.28%
Total												$-	$9,858,003	3.05%
ArborWorks, LLC	(22)									Oakhurst, CA
Term Loan	(11)(17)	First Lien	3M SOFR+	6.50%	1.00%	-%	-%	11/6/2023	11/6/2028	Environmental Industries	$3,461,538	3,461,538	3,150,000	0.97%
Revolver	(11)(17)	First Lien		15.00%		-%	-%	11/6/2023	11/6/2028		1,732,563	1,732,563	1,576,632	0.49%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	2,811,404	0.87%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$8,804,948	$7,538,036	2.33%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	11.21%		3/22/2022	3/22/2028	Capital Equipment	$9,476,250	9,341,122	9,476,250	2.93%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	11.21%		4/17/2023	3/22/2028		$1,888,876	1,856,640	1,888,876	0.58%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	11.21%		3/22/2022	3/22/2028		99,750	98,990	99,750	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	994,555	0.31%
Total												$11,740,388	$12,459,431	3.85%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	11.36%		7/5/2022	7/5/2027	Capital Equipment	$13,701,636	13,504,237	13,633,128	4.22%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	941,217	0.29%
Total												$14,248,007	$14,574,345	4.51%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,353,540	0.42%
Total												$983,608	$1,353,540	0.42%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	12.55%		8/28/2019	8/28/2025	Beverage, Food, & Tobacco	$15,504,762	15,474,029	15,504,762	4.79%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	1,433,365	0.44%
Total												$16,390,044	$16,938,127	5.23%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	10.71%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$9,993,750	9,886,009	9,993,750	3.09%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	530,483	0.16%
Total												$10,136,009	$10,524,233	3.25%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.51%		2/19/2021	2/19/2026	Services: Business	$8,515,911	8,442,512	8,515,911	2.63%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	331,245	0.10%
Total												$8,692,512	$8,847,156	2.73%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	6.75%	1.00%	12.18%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,635,499	4,534,491	4,635,499	1.43%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	69,130	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity						3/15/2023			341,091	341,091	374,510	0.12%
Total												$4,938,543	$5,079,139	1.57%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
CF Arch Holdings LLC										Houston, TX
Class A Units		Equity						8/10/2022		Services: Business	100,000	100,000	170,697	0.05%
Total												$100,000	$170,697	0.05%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.00%	11.53%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,875,674	13,726,082	13,736,917	4.25%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.50%		9/1/2021	9/1/2026		2,996,270	2,979,469	2,966,307	0.92%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	202,998	0.06%
Total												$16,926,481	$16,906,222	5.23%
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	12.58%		2/24/2022	2/7/2027	Retail	$13,219,422	13,136,195	13,021,131	4.03%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	12.58%		3/27/2023	2/7/2027		1,685,582	1,672,342	1,660,298	0.51%
Revolver	(11)	First Lien	3M SOFR+	7.00%	2.00%	12.56%		2/24/2022	2/7/2027		26,667	26,667	26,267	0.01%
Total												$14,835,204	$14,707,696	4.55%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.96%		12/21/2020	12/21/2025	Services: Consumer	$6,653,197	6,600,499	6,619,931	2.05%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	3	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	308,398	0.10%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	1	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	65,854	0.02%
Total												$7,233,647	$6,994,187	2.17%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.83%		8/2/2023	8/2/2028	Environmental Industries	$9,571,113	9,355,276	9,427,546	2.91%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.82%		8/2/2023	8/2/2028		41,667	41,667	41,042	0.01%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			2,508	250,761	209,273	0.06%
Total												$9,647,704	$9,677,861	2.98%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.96%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,925,000	4,847,537	4,925,000	1.52%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.96%		11/22/2022	11/22/2027		$20,000	20,000	20,000	0.01%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	235,883	0.07%
Total												$5,153,251	$5,180,883	1.60%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.81%		6/30/2023	6/30/2028	High Tech Industries	$10,058,506	9,879,815	10,008,213	3.09%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	770,102	0.24%
Total												$10,506,505	$10,778,315	3.33%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.00%	12.21%		7/29/2022	7/29/2027	Services: Business	$12,864,101	12,679,534	12,735,460	3.94%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.00%	12.21%		7/29/2022	7/29/2027		85,000	85,000	84,150	0.03%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	822,245	0.25%
Total												$13,504,533	$13,641,855	4.22%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	11.68%		11/1/2019	11/1/2025	Consumer Goods: Durable	$8,869,635	8,841,548	8,869,635	2.74%
Total												$8,841,548	$8,869,635	2.74%
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
EHI Buyer, Inc.	(9)									Grand Prarie, TX
Term A Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.81%		7/31/2023	7/31/2029	Environmental Industries	$6,080,786	5,940,630	5,989,574	1.85%
EHI Group Holdings, L.P. Class A Units		Equity						7/31/2023			618	617,801	796,229	0.25%
Total												$6,558,431	$6,785,803	2.10%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Elliott Aviation, LLC										Moline, IL
Term Loan	(8)(11)	First Lien	1M SOFR+	8.00%	2.00%	11.48%	2.00%	1/31/2020	6/30/2025	Aerospace & Defense	$8,578,901	8,547,586	7,978,378	2.47%
Term Loan		Unsecured		15.00%			15.00%	10/26/2023	1/31/2026		$58,938	58,938	44,204	0.01%
Revolver A	(8)(11)	First Lien	1M SOFR+	8.00%	2.00%	11.48%	2.00%	1/31/2020	6/30/2025		$1,417,420	1,417,420	1,318,201	0.41%
Revolver B	(8)(11)	First Lien	1M SOFR+	8.00%	2.00%	11.48%	2.00%	3/1/2023	6/30/2025		$667,463	667,463	620,741	0.19%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			1,048,896	901,489	-	0.00%
Total												$11,592,896	$9,961,524	3.08%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	-	0.00%
Class B Common Units		Equity						12/30/2014			3,017	-	813,686	0.25%
Total												$-	$813,686	0.25%
Equine Network, LLC	(9)									Boulder, CO
Term A Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.50%	1.00%	11.94%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$5,921,396	5,790,769	5,891,789	1.82%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.94%		5/22/2023	5/22/2028		83,333	83,333	82,916	0.03%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.94%		5/22/2023	5/22/2028		59,700	59,700	59,402	0.02%
Total												$5,933,802	$6,034,107	1.87%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	2.00%	12.08%		12/7/2023	12/7/2028	Services: Business	$10,000,000	9,809,560	9,900,000	3.06%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			473,485	473,485	541,401	0.17%
Total												$10,283,045	$10,441,401	3.23%
Evriholder Acquisition, Inc.	(9)									Anaheim, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	12.21%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,675,000	12,416,084	12,675,000	3.92%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,629,078	0.50%
Total												$13,289,417	$14,304,078	4.42%
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(8)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.21%	1.00%	2/8/2019	7/31/2025	Services: Business	$16,314,652	16,314,651	15,172,626	4.70%
Term Loan (SBIC)	(4)(8)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.21%	1.00%	7/15/2022	7/31/2025		991,786	991,786	922,361	0.29%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	64,693	0.02%
Total												$18,428,687	$16,159,680	5.01%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	6.00%	1.00%	11.43%		3/16/2022	3/16/2027	Services: Business	$8,789,476	8,704,845	8,745,529	2.70%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	367,103	0.11%
Total												$9,082,380	$9,112,632	2.81%
FiscalNote Boards LLC	(7)(9)									Toronto, Canada
Term Loan	(11)	First Lien	1M SOFR+	6.00%	1.00%	11.33%		3/11/2024	3/12/2029	Services: Business	$4,311,584	4,226,390	4,226,390	1.31%
Total												$4,226,390	$4,226,390	1.31%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	11.96%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,825,000	9,681,195	9,775,875	3.02%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.96%		4/29/2022	4/29/2028		43,333	43,333	43,116	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.96%		4/29/2022	4/29/2028		53,616	53,616	53,348	0.02%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	420,423	0.13%
Total												$10,140,578	$10,292,762	3.18%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	14.41%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,475,588	4,410,000	1.36%
Total												$4,475,588	$4,410,000	1.36%
Green Intermediateco II, Inc.										Irvine, CA
Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	12.08%		8/8/2023	8/8/2028	High Tech Industries	$11,114,401	10,863,589	10,947,685	3.38%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	12.08%		8/8/2023	8/8/2028		407,107	402,346	401,000	0.12%
Green Topco Holdings, LLC Class A Units		Equity						8/8/2023			271,401	271,401	235,246	0.07%
Total												$11,537,336	$11,583,931	3.57%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.93%		10/18/2019	4/2/2025	Beverage, Food, & Tobacco	$12,361,852	12,345,115	12,361,852	3.82%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.93%		10/18/2019	4/2/2025		1,590,909	1,590,909	1,590,909	0.49%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	5,573,420	1.72%
Total												$15,903,157	$19,526,181	6.03%
Health Monitor Holdings, LLC										Montvale, NJ
Series A Preferred Units		Equity						5/15/2019		Media: Advertising, Printing & Publishing	1,105,838	1,052,919	1,463,324	0.45%
Total												$1,052,919	$1,463,324	0.45%
Heartland Business Systems, LLC										Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.71%		8/26/2022	8/26/2027	Services: Business	$9,850,000	9,705,321	9,850,000	3.05%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.71%		8/26/2022	8/26/2027		49,500	49,097	49,500	0.02%
AMCO HBS Holdings, LP Class A Units	(6)	Equity						8/26/2022			2,861	244,939	838,610	0.26%
Total												$9,999,357	$10,738,110	3.33%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.46%		12/17/2021	12/17/2026	Services: Business	$13,134,279	12,977,390	13,002,936	4.03%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.45%		12/17/2021	12/17/2026		96,000	96,000	95,040	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.46%		12/17/2021	12/17/2026		319,059	316,884	315,868	0.10%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	1,900,056	0.59%
Total												$15,021,865	$15,313,900	4.75%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	3,670,442	1.13%
Total												$-	$3,670,442	1.13%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units	(6)	Equity						1/2/2018		Finance	9,962	437,854	2,308,013	0.71%
Total												$437,854	$2,308,013	0.71%
Impact Home Services LLC	(9)									Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.81%		4/28/2023	4/28/2028	Services: Consumer	$5,892,372	5,765,824	5,686,139	1.76%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.81%		10/11/2023	4/28/2028		537,020	524,712	518,224	0.16%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.81%		6/30/2023	4/28/2028		267,835	261,935	258,461	0.08%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.81%		4/28/2023	4/28/2028		82,500	82,500	79,613	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			397	397,487	73,021	0.02%
Total												$7,032,458	$6,615,458	2.04%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	11.18%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$7,514,685	7,428,787	7,514,685	2.32%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.75%	1.00%	11.18%		11/1/2021	11/1/2026		1,473,863	1,461,887	1,473,863	0.46%
Tower Arch Infolinks Media, LP LP Interests	(15)	Equity						10/28/2021			451,688	424,156	757,474	0.23%
Total												$9,314,830	$9,746,022	3.01%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	11.21%		7/30/2021	7/30/2026	High Tech Industries	$8,459,857	8,373,567	8,417,558	2.60%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	11.21%		3/31/2022	7/30/2026		6,377,430	6,303,785	6,345,543	1.96%
Credit Connection Holdings, LLC Series A Units		Equity						7/30/2021			804,384	804,384	1,321,745	0.41%
Total												$15,481,736	$16,084,846	4.97%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	11.07%		2/15/2022	2/15/2027	High Tech Industries	£9,825,000	$13,155,674	$12,216,550	3.78%
Revolver	(11)	First Lien	1M SOFR+	5.75%	1.00%	11.19%		2/15/2022	2/15/2027		$40,000	40,000	40,000	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	11.32%		2/15/2022	2/15/2027		82,083	81,523	82,083	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	948,274	0.29%
Total												$14,060,953	$13,286,907	4.11%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Integrated Oncology Network, LLC										Newport Beach, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.48%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,649,251	15,630,694	15,492,758	4.80%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.48%		11/1/2021	6/24/2025		1,083,247	1,081,021	1,072,415	0.33%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.46%		7/17/2019	6/24/2025		554,070	554,070	548,529	0.17%
Total												$17,265,785	$17,113,702	5.30%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	12.15%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,771,920	5,721,922	5,771,920	1.78%
Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	12.15%		10/18/2019	10/18/2027		8,117,989	8,048,071	8,117,989	2.51%
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	12.15%		8/31/2021	10/18/2027		3,040,324	3,011,455	3,040,324	0.94%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	203,633	0.06%
Total												$16,781,448	$17,133,866	5.29%
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.96%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,356,627	5,326,368	5,329,844	1.65%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.96%		8/28/2019	8/28/2025		4,944,579	4,916,556	4,919,856	1.52%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.96%		6/1/2021	8/28/2025		1,099,244	1,091,014	1,093,748	0.34%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.96%		8/28/2019	8/28/2025		106,383	106,383	105,851	0.03%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	1,052,636	0.33%
Total												$12,740,012	$12,501,935	3.87%
J.R. Watkins, LLC										San Francisco, CA
Term Loan (SBIC)	(4)(19)	First Lien		12.00%			-%	12/22/2017	3/31/2024	Consumer Goods: Non-Durable	$13,597,208	13,597,208	4,894,995	1.51%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	-	0.00%
Total												$14,729,784	$4,894,995	1.51%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	First Lien	1M SOFR+	5.50%	0.00%	10.93%		12/28/2018	11/15/2024	Metals & Mining	$16,581,250	16,548,784	16,581,249	5.13%
Total												$16,548,784	$16,581,249	5.13%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)(18)	First Lien	PRIME+	6.50%	-%	-%		4/3/2020	6/30/2024	Consumer Goods: Durable	$1,580,768	1,580,768	-	0.00%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	-	0.00%
Total												$5,580,768	$-	0.00%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	11.96%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,472,730	7,387,078	7,435,366	2.30%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.96%		11/9/2021	11/9/2026		83,333	83,333	82,916	0.03%
SP L2 Holdings LLC Class A Units (SBIC)		Equity						11/9/2021			375,000	375,000	168,576	0.05%
Total												$7,845,411	$7,686,858	2.38%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	11.98%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,157,097	12,975,960	12,959,741	4.02%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	121,354	0.04%
Total												$13,367,234	$13,081,095	4.06%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.45%		9/2/2022	9/2/2027	Consumer Goods: Durable	$98,500	97,409	98,500	0.03%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.45%		9/2/2022	9/2/2027		20,000	20,000	20,000	0.01%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	91,499	0.03%
Total												$217,409	$209,999	0.07%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	12.30%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$4,483,925	4,375,706	4,439,086	1.37%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			394,767	394,767	297,834	0.09%
Total												$4,770,473	$4,736,920	1.46%
MedLearning Group, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.80%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,339,663	4,252,652	4,252,724	1.31%
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.80%		3/26/2024	12/30/2027		2,543,813	2,492,808	2,492,851	0.77%
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.81%		3/26/2024	12/30/2027		2,076,890	2,035,352	2,035,282	0.63%
Total												$8,780,812	$8,780,857	2.71%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	11.06%		12/21/2023	12/21/2028	Capital Equipment	$4,987,500	4,891,484	4,937,625	1.53%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	551,000	0.17%
Total												$5,400,699	$5,488,625	1.70%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	1.00%	11.43%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$8,470,065	8,409,110	8,470,065	2.62%
Total												$8,409,110	$8,470,065	2.62%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.48%	2.00%	11.79%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,013,833	15,859,410	15,853,695	4.91%
Revolver	(11)	First Lien	3M SOFR+	6.48%	2.00%	11.79%		5/19/2021	5/19/2026		50,000	50,000	49,500	0.02%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	390,465	0.12%
Total												$16,842,743	$16,293,660	5.05%
Monitorus Holding, LLC	(7)									London, UK
Term Loan		First Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$101,999	101,316	100,469	0.03%
Revolver		First Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€100,999	110,889	109,226	0.03%
Delayed Draw Term Loan		First Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€100,999	102,948	101,404	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds	(8)(14)	Unsecured		8.00%		-%	8.00%	11/15/2023	3/31/2025		€5,532	5,938	5,880	0.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(8)(14)	Unsecured		8.00%		-%	8.00%	3/1/2024	6/30/2025		€12,241	13,290	13,014	0.00%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	12,994	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	12,994	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	12,994	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	12,994	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	12,994	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	12,994	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	12,994	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	12,994	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	12,994	0.00%
Total												$434,785	$446,939	0.09%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Fremont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	11.58%		8/3/2023	8/3/2029	Construction & Building	$4,428,340	4,336,414	4,384,057	1.36%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	11.58%		8/3/2023	8/3/2029		1,718,492	1,699,767	1,701,307	0.53%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	345,218	0.11%
Total												$6,416,511	$6,430,582	2.00%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	12.06%		8/30/2019	8/30/2025	Services: Business	$8,269,553	8,253,032	8,269,553	2.56%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	12.06%		8/30/2019	8/30/2025		5,214,811	5,204,528	5,214,811	1.61%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	524,592	0.16%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	524,592	0.16%
Total												$13,898,318	$14,533,548	4.49%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	12.06%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,887,037	4,962,500	1.53%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.50%	12.06%		10/12/2022	10/12/2027		33,333	33,333	33,333	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	12.06%		10/12/2022	10/12/2027		100,000	99,035	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	238,722	0.07%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	110,290	0.03%
Total												$5,347,128	$5,444,845	1.67%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.50%	1.00%	13.91%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,568,459	7,538,850	2.33%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	717,346	0.22%
Total												$8,363,461	$8,256,196	2.55%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NuSource Financial Acquisition, Inc.										Eden Prairie, MN
Term Loan (SBIC II)	(5)(8)	Unsecured		13.75%		4.00%	9.75%	1/29/2021	1/31/2027	Services: Business	6,178,406	6,131,212	6,147,514	1.90%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$6,131,212	$6,147,514	1.90%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	First Lien	3M SOFR+	6.21%	1.00%	11.52%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$8,089,536	8,056,769	8,089,536	2.50%
Term Loan	(11)	First Lien	3M SOFR+	6.21%	1.00%	11.52%		10/28/2021	11/15/2025		3,387,128	3,364,522	3,387,128	1.05%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	2,340,202	0.72%
Total												$12,394,094	$13,816,866	4.27%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	12.31%		11/16/2022	11/16/2027	Services: Business	$12,732,093	12,531,529	12,732,093	3.94%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	675,168	0.21%
Total												$13,138,271	$13,407,261	4.15%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	4,517,977	1.40%
Total												$119,281	$4,517,977	1.40%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	11.46%		7/1/2019	7/1/2024	Transportation & Logistics	$13,882,311	13,860,589	13,882,311	4.30%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	11.46%		7/1/2019	7/1/2024		1,820,631	1,817,782	1,820,631	0.56%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	11.46%		7/1/2019	7/1/2024		571,195	571,195	571,195	0.18%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	11.46%		7/1/2019	7/1/2024		960,000	960,000	960,000	0.30%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			461,216	-	382,720	0.12%
Total												$17,209,566	$17,616,857	5.46%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.50%	11.71%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$9,644,444	9,502,420	9,499,777	2.94%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.50%	11.71%		8/31/2022	8/31/2027		23,333	23,333	22,983	0.01%
Total												$9,525,753	$9,522,760	2.95%
Peltram Group Holdings LLC										Auburn, WA
Class A Units		Equity						12/30/2021		Construction & Building	508,516	506,119	532,545	0.16%
Total												$506,119	$532,545	0.16%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	10.69%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$13,183,167	13,145,742	13,183,167	4.09%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,414,674	0.75%
Total												$13,145,742	$15,597,841	4.84%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	4.50%	1.50%	11.68%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$8,815,327	8,663,949	8,815,327	2.73%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	657,006	0.20%
Total												$9,374,549	$9,472,333	2.93%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.96%		5/1/2023	8/2/2027	High Tech Industries	$5,940,000	5,841,118	5,940,000	1.84%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.96%		5/1/2023	8/2/2027		58,686	58,686	58,686	0.02%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	167,913	0.05%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			81,251	78,390	78,390	0.02%
Total												$6,143,272	$6,244,989	1.93%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	6.25%	1.00%	11.96%		4/28/2021	9/28/2028	Construction & Building	$9,039,929	8,980,584	8,994,729	2.78%
Total												$8,980,584	$8,994,729	2.78%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.51%		1/7/2020	1/7/2025	Services: Business	$12,148,958	12,101,872	12,148,958	3.76%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	336,879	0.10%
Total												$12,767,602	$12,485,837	3.86%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Service Minds Company, LLC										Bradenton, FL
Term Loan	(8)(11)	First Lien	3M SOFR+	7.50%	1.00%	7.97%	5.00%	2/7/2022	2/7/2028	Services: Consumer	$5,192,602	5,122,221	4,361,786	1.35%
Revolver	(8)(11)	First Lien	3M SOFR+	7.50%	1.00%	7.96%	5.00%	2/7/2022	2/7/2028		100,805	100,805	84,676	0.03%
Delayed Draw Term Loan	(8)(11)	First Lien	3M SOFR+	7.50%	1.00%	7.97%	5.00%	2/7/2022	2/7/2028		96,028	95,289	80,664	0.02%
Total												$5,318,315	$4,527,126	1.40%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	546,543	537,049	780,306	0.24%
Total												$537,049	$780,306	0.24%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.66%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,449,388	10,213,838	10,344,894	3.20%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			434,504	434,504	392,912	0.12%
Total												$10,648,342	$10,737,806	3.32%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.45%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$94,497	93,595	92,135	0.03%
Total												$93,595	$92,135	0.03%
Titan Meter Bidco Corp.	(9)									Erie, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.82%		3/11/2024	3/12/2029	Energy: Oil & Gas	$10,029,219	9,682,314	9,682,314	2.99%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			515,578	515,578	515,578	0.16%
Total												$10,197,892	$10,197,892	3.15%
Trade Education Acquisition, L.L.C.										Austin, TX
Term Loan (SBIC)	(4)(8)(11)	First Lien	1M SOFR+	7.25%	1.00%	5.00%	7.68%	12/28/2021	12/28/2027	Education	$9,788,001	9,656,189	8,075,101	2.50%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	2,048	0.00%
Total												$10,318,849	$8,077,149	2.50%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.71%		3/2/2021	3/2/2026	High Tech Industries	$9,602,020	9,517,395	9,554,010	2.95%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.71%		8/4/2023	3/2/2026		2,454,677	2,416,357	2,442,404	0.76%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	11.71%		3/2/2021	3/2/2026		33,333	33,333	33,166	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	11.71%		8/4/2023	3/2/2026		685,290	679,645	681,864	0.21%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			908,333	967,114	1,474,296	0.46%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	388,548	0.12%
Total												$13,874,098	$14,574,288	4.51%
Unicat Catalyst Holdings, LLC	(21)									Alvin, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.93%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$6,984,375	6,919,363	6,949,453	2.15%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	620,308	0.19%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			510	28,135	22,062	0.01%
Total												$7,697,498	$7,591,823	2.35%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.76%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,666,459	15,479,800	15,509,794	4.81%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,372,932	1,316,740	1,249,738	0.39%
Total												$16,796,540	$16,759,532	5.20%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(8)(11)	First Lien	3M SOFR+	8.00%	1.50%	6.46%	7.00%	3/13/2020	3/13/2026	Services: Business	$13,893,591	13,795,765	12,156,892	3.76%
Term Loan B	(8)(11)	First Lien	3M SOFR+	8.00%	1.50%	6.46%	7.00%	3/13/2020	3/13/2026		158,081	156,968	138,321	0.04%
Revolver	(8)(11)	First Lien	3M SOFR+	8.00%	1.50%	6.46%	7.00%	3/13/2020	3/13/2026		2,437,590	2,437,590	2,132,891	0.66%
Delayed Draw Term Loan	(8)(11)	First Lien	3M SOFR+	8.00%	1.50%	6.46%	7.00%	3/13/2020	3/13/2026		4,737,228	4,717,833	4,145,075	1.28%
Venbrook Holdings, LLC Convertible Term Loan	(8)(14)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		101,113	101,113	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$22,028,531	$18,573,179	5.74%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			182,610	182,610	97,400	0.03%
Total												$682,610	$97,400	0.03%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	11.96%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,448,000	12,323,666	12,385,760	3.83%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.96%		6/25/2021	6/25/2026		100,000	100,000	99,500	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.96%		6/25/2021	6/25/2026		2,193,136	2,181,221	2,182,170	0.67%
Pure TopCo, LLC Class A Units		Equity									442,133	1,053,478	1,058,890	0.33%
Total												$15,658,365	$15,726,320	4.86%
Total Non-control, non-affiliated investments												$862,218,903	$868,521,912	268.51%
Total Investments												$880,153,711	$875,884,146	270.80%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(552,443,742)	(170.80)%
NET ASSETS													$323,440,404	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(1)
See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio. All investments are valued using significant unobservable inputs, which are considered level 3 under the fair value hierarchy.

(2) Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).

(4)
Investments held by the SBIC subsidiary (as defined in Note 1), which include $40,758,192 of cash and $202,742,592 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1), which include $7,287,103 of cash and $255,900,750 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(6) Security is income producing through dividends or distributions.
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 96.7% of the Company’s total assets as of March 31, 2024.

(8)
Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)
March 31, 2024, the Company had the following outstanding revolver and delayed draw term loan commitments:

(10)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$100,000	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	1,299,020	0.50%	May 7, 2026
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
Amika OpCo LLC	Revolver	100,000	0.50%	July 1, 2028
Anne Lewis Strategies, LLC	Revolver	50,000	0.50%	May 9, 2028
Axis Portable Air, LLC	Revolver	100,000	0.50%	March 22, 2028
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
CEATI International Inc.	Revolver	100,000	0.50%	February 19, 2026
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	100,000	0.50%	September 1, 2026
Channel Partners Intermediateco, LLC	Revolver	73,333	0.50%	February 7, 2027
CompleteCase, LLC	Revolver	166,667	0.50%	December 21, 2025
Compost 360 Acquisition, LLC	Revolver	58,333	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	4,096,741	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	80,000	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	15,000	0.50%	July 29, 2027
DRS Holdings III, Inc.	Revolver	909,091	0.50%	November 1, 2025
EHI Buyer, Inc.	Delayed Draw Term Loan	3,055,671	1.00%	July 31, 2029
EHI Buyer, Inc.	Revolver	100,000	0.50%	July 31, 2029
Equine Network, LLC	Revolver	16,667	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	40,000	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FiscalNote Boards LLC	Delayed Draw Term Loan	627,139	1.00%	March 12, 2029
FiscalNote Boards LLC	Revolver	391,962	0.50%	March 12, 2029
Florachem Corporation	Revolver	56,667	0.50%	April 29, 2028
GS HVAM Intermediate, LLC	Revolver	1,060,606	0.50%	April 2, 2025
HV Watterson Holdings, LLC	Revolver	4,000	0.50%	December 17, 2026
Impact Home Services LLC	Revolver	17,500	0.50%	April 28, 2028
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2026
Inoapps Bidco, LLC	Revolver	60,000	0.50%	February 15, 2027
Invincible Boat Company LLC	Revolver	957,447	0.50%	August 28, 2025
Ledge Lounger, Inc.	Revolver	16,667	0.50%	November 9, 2026

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Lightning Intermediate II, LLC	Revolver	$100,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	80,000	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	100,000	0.50%	December 30, 2027
MedLearning Group, LLC	Delayed Draw Term Loan	2,445,188	1.00%	December 30, 2027
Michelli, LLC	Delayed Draw Term Loan	3,888,228	0.50%	December 21, 2028
Michelli, LLC	Revolver	1,296,076	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	50,000	0.50%	May 19, 2026
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,145,662	1.00%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
Naumann/Hobbs Material Handling Corporation II, Inc.	Revolver - Working Capital	1,763,033	0.50%	August 30, 2025
NINJIO, LLC	Revolver	66,667	0.50%	October 12, 2027
Nutritional Medicinals, LLC	Revolver	2,000,000	0.50%	November 15, 2025
PCS Software, Inc.	Revolver	746,948	0.50%	July 1, 2024
Pearl Media Holdings, LLC	Revolver	76,667	0.50%	August 31, 2027
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
RIA Advisory Borrower, LLC	Revolver	41,314	0.50%	August 2, 2027
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.50%	September 28, 2028
Sales Benchmark Index, LLC	Revolver	1,331,461	0.50%	January 7, 2025
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	100,000	0.50%	December 31, 2026
Titan Meter Bidco Corp.	Revolver	1,055,707	0.50%	March 12, 2029
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	March 2, 2026
U.S. Expediters, LLC	Revolver	100,000	0.50%	December 22, 2026
Xanitos, Inc.	Revolver	100,000	0.50%	June 25, 2026

(a)
A
(10) This loan is a unitranche investment.
(11) These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floor is not in effect.
(12) These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(13)
Controlled investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(14) This loan is convertible to common units at maturity or at the election of the issuer.
(15) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $298,312.
(16)
Term Loan A-1, Term Loan A-2, Term Loan A-3, Term Loan A-4, the Revolver, and Term Loan A-5 have been on non-accrual since January 1, 2023, April 3, 2023, June 7, 2023, July 12, 2023, October 3, 2023 and January 8, 2024, respectively.

(17) Investment has been on non-accrual since November 6, 2023.
(18)
Investment has been on non-accrual since August 10, 2023.
(19)
Investment has been on non-accrual since January 1, 2024.
(20)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.50% and a maturity of July 31, 2025. The Company has full discretion to fund the revolver commitment.
(21)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an unfunded rate of 0.50% and a maturity of April 27, 2026. The Company has full discretion to fund the revolver commitment.
(22)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $498,912, with an unfunded rate of 0.00% and a maturity of November 6, 2028. The Company has full discretion to fund the revolver commitment.
(23)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,209,447, with an unfunded rate of 0.00% and a maturity of September 3, 2026. The Company has full discretion to fund the revolver commitment.

Abbreviation Legend

PIK — Payment-In-Kind

PRIME — U.S. Prime Rate

SOFR —  Secured Overnight Financing Rate

SONIA —  Sterling Overnight Index Average

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments (23)	(4)(5)
EH Real Estate Services, LLC	(22)									Skokie, IL
Term Loan A-1 (SBIC)	(4)(16)	1st Lien		10.00%		-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$5,337,200	5,255,564	3,042,204	0.95%
Term Loan A-2 (SBIC)	(4)(16)	1st Lien		10.00%		-%	-%	4/3/2023	9/3/2026		$1,140,558	1,140,558	650,118	0.20%
Term Loan A-2	(16)	1st Lien		10.00%		-%	-%	4/3/2023	9/3/2026		$570,279	570,279	325,059	0.10%
Term Loan A-3 (SBIC)	(4)(16)	1st Lien		10.00%		-%	-%	6/7/2023	9/3/2026		$392,910	392,910	223,959	0.07%
Term Loan A-3	(16)	1st Lien		10.00%		-%	-%	6/7/2023	9/3/2026		$196,455	196,455	111,979	0.04%
Term Loan A-4 (SBIC)	(4)(16)	1st Lien		10.00%		-%	-%	7/12/2023	9/3/2026		$1,003,691	1,003,691	993,654	0.31%
Term Loan A-4	(16)	1st Lien		10.00%		-%	-%	7/12/2023	9/3/2026		$501,846	501,846	496,828	0.16%
Revolver	(16)	1st Lien		10.00%		-%	-%	10/3/2023	9/3/2026		$332,190	332,190	332,190	0.10%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	3	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$17,285,138	$6,175,994	1.93%
Total Control investments												$17,285,138	$6,175,994	1.93%
Non-control, non-affiliated investments	(4)(5)
2X LLC	(9)									Berwyn, PA
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		6/5/2023	6/5/2028	Services: Business	$5,486,458	5,361,018	5,431,593	1.70%
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		10/31/2023	6/5/2028		$1,444,767	1,409,607	1,430,319	0.45%
2X Investors LP Class A Units		Equity						6/5/2023			58,949	589,496	644,844	0.20%
Total												$7,360,121	$7,506,756	2.35%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.61%		5/7/2021	5/7/2026	Services: Business	$15,198,529	15,079,548	15,198,529	4.75%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.61%		5/7/2021	5/7/2026		$649,510	649,510	649,510	0.20%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	58,566	0.02%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	527,094	0.16%
Total												$16,508,470	$16,433,699	5.13%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	1st Lien	1M SOFR+	6.00%	2.00%	11.35%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$10,000,000	9,802,403	9,802,403	3.06%
AdCellerant Holdings, LLC Series A Units		Equity						12/12/2023			728,710	728,710	728,710	0.23%
Total												$10,531,113	$10,531,113	3.29%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.75%	2.00%	12.20%		6/4/2021	6/4/2026	Aerospace & Defense	$14,250,000	14,095,019	14,178,750	4.43%
Revolver	(11)	1st Lien	3M SOFR+	6.75%	2.00%	12.20%		6/4/2021	6/4/2026		$100,000	100,000	99,500	0.03%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			23,859	88,733	112,626	0.04%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$15,051,681	$14,390,876	4.50%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	1st Lien	1M SOFR+	7.50%	1.00%	12.88%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,975,000	16,789,930	15,447,250	4.83%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,139	113,927	92,305	0.03%
Total												$17,432,252	$15,539,555	4.86%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.25%	1.50%	11.60%		3/31/2023	3/31/2028	Services: Business	$8,213,610	8,031,788	8,213,610	2.57%
AR-USA Holdings, LLC Class A Units		Equity						3/31/2023			141	141,261	220,296	0.07%
Total												$8,173,049	$8,433,906	2.64%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	1st Lien	6M SOFR+	5.25%	0.75%	10.87%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,031	93,218	0.03%
Term Loan	(11)	1st Lien	6M SOFR+	5.75%	0.75%	11.24%		12/5/2023	7/1/2029		$9,705,893	9,513,799	9,560,305	2.99%
Ishtar Co-Invest-B LP Partnership Interests	(6)	Equity						7/1/2022			77,778	42,813	200,675	0.06%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	57,335	0.02%
Total												$9,671,865	$9,911,533	3.10%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.35%		3/5/2021	5/9/2028	Services: Business	$9,189,074	9,098,232	9,005,293	2.81%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.35%		4/15/2022	5/9/2028		$2,867,632	2,833,029	2,810,279	0.88%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	606,733	1,205,165	0.38%
SG AL Investment, LLC Common-A Units		Equity						12/22/2023			239	492,905	985,826	0.31%
Total												$13,030,899	$14,006,563	4.38%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	49,816	0.02%
Total												$375,000	$49,816	0.02%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,471,396	0.77%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	7,290,252	2.28%
Total												$-	$9,761,648	3.05%
ArborWorks, LLC	(21)									Oakhurst, CA
Term Loan	(11)(17)	1st Lien	3M SOFR+	6.50%	1.00%	-%	-%	11/6/2023	11/6/2028	Environmental Industries	$3,461,538	3,461,538	3,184,615	1.00%
Revolver	(11)(17)	1st Lien		15.00%		-%	-%	11/6/2023	11/6/2028		$924,871	924,871	850,881	0.27%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	2,695,747	0.84%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$7,997,256	$6,731,243	2.11%
Archer Systems, LLC										Houston, TX
CF Arch Holdings LLC Class A Units		Equity						8/10/2022		Services: Business	100,000	100,000	151,447	0.05%
Total												$100,000	$151,447	0.05%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	2.00%	11.25%		3/22/2022	3/22/2028	Capital Equipment	$9,500,000	9,357,284	9,500,000	2.97%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	2.00%	11.25%		4/17/2023	3/22/2028		$1,893,610	1,859,720	1,893,610	0.59%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	5.75%	1.00%	11.25%		3/22/2022	3/22/2028		$100,000	99,199	100,000	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	1,039,036	0.32%
Total												$11,759,839	$12,532,646	3.91%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	1st Lien	3M SOFR+	5.25%	1.00%	11.42%		7/5/2022	7/5/2027	Capital Equipment	$13,701,636	13,491,633	13,633,128	4.26%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	855,572	0.27%
Total												$14,235,403	$14,488,700	4.53%
BLP Buyer, Inc.										Houston, TX
BL Products Parent, L.P. Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,322,224	0.41%
Total												$983,608	$1,322,224	0.41%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	1st Lien	3M SOFR+	7.24%	2.00%	12.59%		8/28/2019	8/28/2025	Beverage, Food, & Tobacco	$15,548,810	15,499,968	15,548,810	4.86%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	1,148,854	0.36%
Total												$16,415,983	$16,697,664	5.22%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	5.25%	1.00%	10.75%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$10,019,375	9,901,621	10,019,375	3.13%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	496,112	0.16%
Total												$10,151,621	$10,515,487	3.29%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.55%		2/19/2021	2/19/2026	Services: Business	$8,532,718	8,450,383	8,532,718	2.67%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	280,414	0.09%
Total												$8,700,383	$8,813,132	2.76%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	1st Lien	1M SOFR+	6.75%	1.00%	12.21%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,647,205	4,542,323	4,647,205	1.45%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	68,042	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity						3/15/2023			341,091	341,091	368,615	0.12%
Total												$4,946,375	$5,083,862	1.59%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.57%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,911,253	13,747,760	13,772,140	4.30%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.54%		9/1/2021	9/1/2026		$3,003,933	2,985,566	2,973,894	0.93%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	209,747	0.07%
Total												$16,954,256	$16,955,781	5.30%
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.66%		2/24/2022	2/7/2027	Services: Business	$13,253,232	13,163,476	13,054,434	4.08%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.66%		3/27/2023	2/7/2027		$1,689,882	1,675,663	1,664,534	0.52%
Revolver	(11)	1st Lien	3M SOFR+	7.00%	2.00%	12.60%		2/24/2022	2/7/2027		$33,333	33,333	32,833	0.01%
Total												$14,872,472	$14,751,801	4.61%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.00%		12/21/2020	12/21/2025	Services: Consumer	$6,676,113	6,616,263	6,642,732	2.08%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.00%		12/21/2020	12/21/2025		$16,667	16,667	16,584	0.01%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	4	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	398,991	0.12%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	1	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	85,199	0.03%
Total												$7,266,078	$7,143,511	2.24%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.89%		8/2/2023	8/2/2028	Environmental Industries	$9,595,100	9,369,680	9,403,198	2.94%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.89%		8/2/2023	8/2/2028		$33,333	33,333	32,666	0.01%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			2,508	250,761	226,512	0.07%
Total												$9,653,774	$9,662,376	3.02%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.00%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,937,500	4,855,637	4,937,500	1.54%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.02%		11/22/2022	11/22/2027		$20,000	20,000	20,000	0.01%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	282,009	0.09%
Total												$5,161,351	$5,239,509	1.64%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	1.50%	11.85%		6/30/2023	6/30/2028	High Tech Industries	$10,083,715	9,897,128	9,982,878	3.12%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	727,010	0.23%
Total												$10,523,818	$10,709,888	3.35%
Curion Holdings, LLC										Chicago, IL
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.75%	1.00%	12.25%		7/29/2022	7/29/2027	Services: Business	$12,896,751	12,700,039	12,703,300	3.97%
Revolver	(11)	1st Lien	3M SOFR+	6.75%	1.00%	12.25%		7/29/2022	7/29/2027		$100,000	100,000	98,500	0.03%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	901,644	0.28%
Total												$13,540,038	$13,703,444	4.28%
Dresser Utility Solutions, LLC										Bradford, PA
Term Loan (SBIC)	(4)(11)	2nd Lien	1M SOFR+	8.50%	1.00%	13.96%		10/1/2018	4/1/2026	Utilities: Oil & Gas	$10,000,000	9,943,041	10,000,000	3.13%
Total												$9,943,041	$10,000,000	3.13%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	1st Lien	1M SOFR+	6.25%	1.00%	11.71%		11/1/2019	11/1/2025	Consumer Goods: Durable	$8,894,635	8,862,512	8,850,162	2.77%
Total												$8,862,512	$8,850,162	2.77%
DTE Enterprises, LLC										Roselle, IL
DTE Holding Company, LLC Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
DTE Holding Company, LLC Class AA Units		Equity						4/13/2018			723,684	723,684	852,078	0.27%
Total												$1,189,888	$852,078	0.27%
EHI Buyer, Inc.	(9)									Grand Prarie, TX
Term A Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.50%	11.85%		7/31/2023	7/31/2029	Environmental Industries	$6,096,064	5,950,980	5,974,143	1.87%
EHI Group Holdings, L.P. Class A Units		Equity						7/31/2023			618	617,801	630,082	0.20%
Total												$6,568,781	$6,604,225	2.07%
Elliott Aviation, LLC	(9)									Moline, IL
Term Loan	(11)	1st Lien	1M SOFR+	8.00%	2.00%	11.51%	2.00%	1/31/2020	6/30/2025	Aerospace & Defense	$8,536,150	8,495,851	8,023,981	2.51%
Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	1/31/2026		$56,794	56,794	42,596	0.01%
Revolver A	(11)	1st Lien	1M SOFR+	8.00%	2.00%	11.51%	2.00%	1/31/2020	6/30/2025		$1,410,357	1,410,357	1,325,736	0.41%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			1,048,896	901,489	-	0.00%
Total												$10,864,491	$9,392,313	2.93%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	-	0.00%
Class B Common Units		Equity						12/30/2014			3,017	-	890,968	0.28%
Total												$-	$890,968	0.28%
Equine Network, LLC	(9)									Boulder, CO
Term A Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.11%		5/22/2023	5/22/2028	Services: Consumer	$5,936,305	5,799,443	5,906,623	1.85%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.11%		5/22/2023	5/22/2028		$83,333	83,333	82,916	0.03%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.11%		5/22/2023	5/22/2028		$59,850	59,850	59,551	0.02%
Total												$5,942,626	$6,049,090	1.90%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.75%	2.00%	12.13%		12/7/2023	12/7/2028	Services: Business	$10,000,000	9,802,352	9,802,352	3.06%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			473,485	473,485	473,485	0.15%
Total												$10,275,837	$10,275,837	3.21%
Evriholder Acquisition, Inc.	(9)									Anaheim, CA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.75%	1.50%	12.25%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,756,250	12,482,481	12,756,250	3.99%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,070,891	0.33%
Total												$13,355,814	$13,827,141	4.32%
Exacta Land Surveyors, LLC	(19)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.75%	1.50%	11.25%	1.00%	2/8/2019	2/8/2024	Services: Business	$16,316,361	16,303,438	15,174,216	4.74%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.75%	1.50%	11.25%	1.00%	7/15/2022	2/8/2024		$991,806	989,698	922,380	0.29%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,122,250	1,122,250	172,674	0.05%
Total												$18,415,386	$16,269,270	5.08%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	1st Lien	1M SOFR+	6.00%	1.00%	11.46%		3/16/2022	3/16/2027	High Tech Industries	$8,811,898	8,720,761	8,811,898	2.75%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	377,535	0.12%
Total												$9,098,296	$9,189,433	2.87%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,850,000	9,698,462	9,751,500	3.05%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		4/29/2022	4/29/2028		$23,333	23,333	23,100	0.01%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		4/29/2022	4/29/2028		$53,750	53,750	53,213	0.02%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	465,212	0.15%
Total												$10,137,979	$10,293,025	3.23%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	2nd Lien	3M SOFR+	9.00%	1.50%	14.45%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,472,890	4,342,500	1.36%
Total												$4,472,890	$4,342,500	1.36%
Green Intermediateco II, Inc.										Irvine, CA
Term Loan	(11)	1st Lien	1M SOFR+	6.75%	2.00%	12.11%		8/8/2023	8/8/2028	High Tech Industries	$11,142,326	10,880,445	10,919,479	3.41%
Delayed Draw Term Loan	(11)	1st Lien	1M SOFR+	6.75%	2.00%	12.11%		8/8/2023	8/8/2028		$408,127	403,154	399,964	0.13%
Green Topco Holdings, LLC Class A Units		Equity						8/8/2023			271,401	271,401	272,055	0.09%
Total												$11,555,000	$11,591,498	3.63%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	1st Lien	1M SOFR+	6.50%	1.00%	11.96%		10/18/2019	4/2/2025	Beverage, Food, & Tobacco	$12,394,128	12,370,361	12,394,128	3.87%
Revolver	(11)	1st Lien	1M SOFR+	6.50%	1.00%	11.96%		10/18/2019	4/2/2025		$1,803,030	1,803,030	1,803,030	0.56%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	1,967,133	4,703,284	1.47%
Total												$16,140,524	$18,900,442	5.90%
Health Monitor Holdings, LLC										Montvale, NJ
Series A Preferred Units		Equity						5/15/2019		Media: Advertising, Printing & Publishing	1,105,838	1,052,919	1,348,494	0.42%
Total												$1,052,919	$1,348,494	0.42%
Heartland Business Systems, LLC	(9)									Little Chute, WI
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	1.00%	11.75%		8/26/2022	8/26/2027	High Tech Industries	$9,875,000	9,721,122	9,875,000	3.09%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.25%	1.00%	11.75%		8/26/2022	8/26/2027		$49,625	49,197	49,625	0.02%
AMCO HBS Holdings, LP Class A Units	(6)	Equity						8/26/2022			2,861	249,873	726,591	0.23%
Total												$10,020,192	$10,651,216	3.34%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		12/17/2021	12/17/2026	Services: Business	$13,167,870	12,998,250	13,036,191	4.07%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		12/17/2021	12/17/2026		$80,000	80,000	79,200	0.02%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		12/17/2021	12/17/2026		$319,869	317,522	316,670	0.10%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	2,154,608	0.67%
Total												$15,027,363	$15,586,669	4.86%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	3,341,856	1.04%
Total												$-	$3,341,856	1.04%
ICD Holdings, LLC	(7)									San Francisco, CA
Class A Units	(6)	Equity						1/2/2018		Finance	9,962	449,758	1,710,337	0.53%
Total												$449,758	$1,710,337	0.53%
Impact Home Services LLC	(9)									Tampa, FL
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		4/28/2023	4/28/2028	Services: Consumer	$5,907,215	5,774,440	5,818,607	1.82%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		10/11/2023	4/28/2028		$538,369	525,461	530,293	0.17%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		6/30/2023	4/28/2028		$268,510	262,321	264,482	0.08%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		4/28/2023	4/28/2028		$82,500	82,500	81,263	0.03%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			324	324,242	213,311	0.07%
Total												$6,968,964	$6,907,956	2.17%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	1st Lien	1M SOFR+	5.75%	1.00%	11.21%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$7,613,871	7,519,532	7,613,871	2.38%
Delayed Draw Term Loan	(11)	1st Lien	1M SOFR+	5.75%	1.00%	11.21%		11/1/2021	11/1/2026		$1,477,575	1,464,619	1,477,575	0.46%
Tower Arch Infolinks Media, LP LP Interests	(6)(15)	Equity						10/28/2021			451,688	424,156	751,355	0.23%
Total												$9,408,307	$9,842,801	3.07%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	1.00%	11.25%		7/30/2021	7/30/2026	High Tech Industries	$8,481,549	8,386,574	8,396,734	2.62%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	1.00%	11.25%		3/31/2022	7/30/2026		$6,393,699	6,312,673	6,329,762	1.98%
Credit Connection Holdings, LLC Series A Units		Equity						7/30/2021			804,384	804,384	1,044,566	0.33%
Total												$15,503,631	$15,771,062	4.93%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	1st Lien	3M SONIA+	5.75%	1.00%	11.12%		2/15/2022	2/15/2027	High Tech Industries	£9,850,000	$13,176,385	$12,352,226	3.86%
Revolver	(11)	1st Lien	1M SOFR+	5.75%	1.00%	11.22%		2/15/2022	2/15/2027		$40,000	40,000	39,800	0.01%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	5.75%	1.00%	11.39%		2/15/2022	2/15/2027		$82,292	81,689	81,881	0.03%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	928,462	0.29%
Total												$14,081,830	$13,402,369	4.19%
Integrated Oncology Network, LLC										Newport Beach, CA
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.54%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,689,031	15,652,169	15,453,696	4.83%
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.54%		11/1/2021	6/24/2025		$1,086,000	1,081,580	1,069,710	0.33%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.53%		7/17/2019	6/24/2025		$554,070	554,070	545,759	0.17%
Total												$17,287,819	$17,069,165	5.33%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(10)(12)	1st Lien	3M SOFR+	5.50%	1.50%	12.19%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,771,920	5,718,925	5,771,920	1.80%
Term Loan	(10)(12)	1st Lien	3M SOFR+	5.50%	1.50%	12.19%		10/18/2019	10/18/2027		$8,117,989	8,043,856	8,117,989	2.54%
Term Loan (SBIC II)	(5)(10)(12)	1st Lien	3M SOFR+	5.50%	1.50%	12.19%		8/31/2021	10/18/2027		$3,040,324	3,009,699	3,040,324	0.95%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	213,240	0.07%
Total												$16,772,480	$17,143,473	5.36%
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,356,627	5,321,375	5,303,061	1.66%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		8/28/2019	8/28/2025		$4,944,579	4,911,947	4,895,133	1.53%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		6/1/2021	8/28/2025		$1,099,244	1,089,662	1,088,252	0.34%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		8/28/2019	8/28/2025		$531,915	531,915	526,596	0.16%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	1,184,219	0.37%
Total												$13,154,590	$12,997,261	4.06%
J.R. Watkins, LLC										San Francisco, CA
Term Loan (SBIC)	(4)	1st Lien		12.00%		-%	12.00%	12/22/2017	3/31/2024	Consumer Goods: Non-Durable	$13,597,208	13,597,208	4,894,995	1.53%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	-	0.00%
Total												$14,729,784	$4,894,995	1.53%
Jurassic Acquisition Corp.										Sparks, MD
Term Loan	(11)	1st Lien	1M SOFR+	5.50%	0.00%	10.96%		12/28/2018	11/15/2024	Metals & Mining	$16,625,000	16,580,562	16,625,000	5.20%
Total												$16,580,562	$16,625,000	5.20%
KidKraft, Inc.										Dallas, TX
Term Loan	(10)(12)(18)	1st Lien	PRIME+	6.50%	-%	-%		4/3/2020	6/30/2024	Consumer Goods: Durable	$1,580,768	1,580,768	-	0.00%
KidKraft Group Holdings, LLC Preferred B Units		Equity						4/3/2020			4,000,000	4,000,000	-	0.00%
Total												$5,580,768	$-	0.00%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		11/9/2021	11/9/2026	Consumer Goods: Durable	$7,491,842	7,398,788	7,491,842	2.34%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		11/9/2021	11/9/2026		$75,000	75,000	75,000	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(6)(4)	Equity						11/9/2021			375,000	375,000	242,696	0.08%
Total												$7,848,788	$7,809,538	2.44%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	1st Lien	6M SOFR+	6.50%	1.00%	11.93%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$13,243,091	13,048,737	13,044,445	4.08%
Revolver	(11)	1st Lien	1M SOFR+	6.50%	1.00%	11.96%		6/6/2022	6/6/2027		$30,000	30,000	29,550	0.01%
Gauge Vimergy Coinvest, LLC Units	(6)	Equity						6/6/2022			399	391,274	128,766	0.04%
Total												$13,470,011	$13,202,761	4.13%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		9/2/2022	9/2/2027	Consumer Goods: Durable	$98,750	97,591	98,256	0.03%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		9/2/2022	9/2/2027		$46,667	46,667	46,434	0.01%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	96,532	0.03%
Total												$244,258	$241,222	0.07%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	1st Lien	3M SOFR+	7.00%	1.00%	12.35%		12/30/2022	12/30/2028	Media: Broadcasting & Subscription	$4,495,248	4,381,153	4,450,296	1.39%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			394,767	394,767	328,212	0.10%
Total												$4,775,920	$4,778,508	1.49%
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	5.75%	2.00%	11.12%		12/21/2023	12/21/2028	Capital Equipment	$5,000,000	4,900,000	4,900,000	1.53%
Revolver	(11)	1st Lien	3M SOFR+	5.75%	2.00%	11.12%		12/21/2023	12/21/2028		$129,608	129,608	127,016	0.04%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	509,215	0.16%
Total												$5,538,823	$5,536,231	1.73%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	1st Lien	1M SOFR+	6.00%	1.00%	11.46%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$8,470,065	8,405,946	8,470,065	2.65%
Total												$8,405,946	$8,470,065	2.65%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.48%	1.00%	11.83%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$16,055,000	15,884,362	15,814,175	4.94%
Revolver	(11)	1st Lien	3M SOFR+	6.48%	1.00%	11.83%		5/19/2021	5/19/2026		$50,000	50,000	49,250	0.02%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	595,832	0.19%
Total												$16,867,695	$16,459,257	5.15%
Monitorus Holding, LLC	(7)									London, UK
Term Loan		1st Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$100,989	100,260	99,979	0.03%
Revolver		1st Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€100,989	109,791	108,693	0.03%
Delayed Draw Term Loan		1st Lien		14.00%	1.00%	10.00%	4.00%	5/24/2022	5/24/2027		€100,989	101,929	100,910	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds		Unsecured		8.00%		-%	8.00%	11/15/2023	3/31/2025		$5,532	5,938	6,045	0.00%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	13,487	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	13,486	0.00%
Total												$418,322	$437,002	0.09%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Fremont, CA
Term Loan	(11)	1st Lien	1M SOFR+	6.25%	1.50%	11.61%		8/3/2023	8/3/2029	Construction & Building	$4,439,439	4,344,311	4,372,847	1.37%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			357	356,800	351,351	0.11%
Total												$4,701,111	$4,724,198	1.48%
Naumann/Hobbs Material Handling Corporation II, Inc.	(9)									Phoenix, AZ
Term Loan	(11)	1st Lien	3M SOFR+	6.75%	1.50%	12.10%		8/30/2019	8/30/2024	Services: Business	$8,317,483	8,291,166	8,275,896	2.59%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.75%	1.50%	12.10%		8/30/2019	8/30/2024		$5,245,036	5,228,576	5,218,811	1.63%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	471,147	0.15%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	471,147	0.15%
Total												$13,960,500	$14,437,001	4.52%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.10%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,882,796	4,962,500	1.55%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.10%		10/12/2022	10/12/2027		$33,333	33,333	33,333	0.01%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	226,849	0.07%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	103,563	0.03%
Total												$5,243,852	$5,326,245	1.66%
NS412, LLC										Dallas, TX
Term Loan	(11)	2nd Lien	3M SOFR+	8.50%	1.00%	13.95%		5/6/2019	11/6/2025	Services: Consumer	$7,615,000	7,561,754	7,615,000	2.38%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	879,589	0.27%
Total												$8,356,756	$8,494,589	2.65%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NuMet Machining Techniques, LLC	(7)									Birmingham, UK
Term Loan	(11)(13)	2nd Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026	Aerospace & Defense	$12,675,000	12,563,025	-	0.00%
Bromford Industries Limited Term Loan	(11)(13)	2nd Lien	PRIME+	8.00%	-%	-%		11/5/2019	5/5/2026		$7,800,000	7,728,858	-	0.00%
Total												$20,291,883	$-	0.00%
NuSource Financial, LLC										Eden Prairie, MN
NuSource Financial Acquisition, Inc. (SBIC II)	(5)	Unsecured		13.75%		4.00%	9.75%	1/29/2021	7/29/2026	Services: Business	$6,028,203	5,976,818	5,907,639	1.85%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$5,976,818	$5,907,639	1.85%
Nutritional Medicinals, LLC	(9)									Centerville, OH
Term Loan	(11)	1st Lien	3M SOFR+	6.21%	1.00%	11.56%		11/15/2018	11/15/2025	Healthcare & Pharmaceuticals	$8,793,840	8,753,238	8,793,840	2.75%
Term Loan	(11)	1st Lien	3M SOFR+	6.21%	1.00%	11.56%		10/28/2021	11/15/2025		$3,692,025	3,663,943	3,692,025	1.15%
Functional Aggregator, LLC Units		Equity						11/15/2018			12,500	972,803	2,273,286	0.71%
Total												$13,389,984	$14,759,151	4.61%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	7.00%	1.75%	12.35%		11/16/2022	11/16/2027	Services: Business	$12,764,326	12,552,435	12,764,326	3.99%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	701,538	0.22%
Total												$13,159,177	$13,465,864	4.21%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	4,026,531	1.26%
Total												$119,281	$4,026,531	1.26%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.50%	11.50%		7/1/2019	7/1/2024	Transportation & Logistics	$13,918,747	13,880,996	13,918,747	4.35%
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.00%	1.50%	11.50%		7/1/2019	7/1/2024		$1,825,410	1,820,459	1,825,410	0.57%
Revolver	(11)	1st Lien	3M SOFR+	6.00%	1.50%	11.50%		7/1/2019	7/1/2024		$571,195	571,195	571,195	0.18%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.50%	11.50%		7/1/2019	7/1/2024		$962,500	962,500	962,500	0.30%
PCS Software Parent, LLC Class A Common Units	(6)	Equity						9/16/2022			461,216	-	384,007	0.12%
Total												$17,235,150	$17,661,859	5.52%
Pearl Media Holdings, LLC	(9)									Garland, TX
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	1.50%	11.75%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$9,669,444	9,518,772	9,524,402	2.98%
Revolver	(11)	1st Lien	3M SOFR+	6.25%	1.50%	11.75%		8/31/2022	8/31/2027		$23,333	23,333	22,983	0.01%
Total												$9,542,105	$9,547,385	2.99%
Peltram Plumbing Holdings, LLC	(9)									Auburn, WA
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		12/30/2021	12/30/2026	Construction & Building	$16,160,003	15,951,839	16,160,003	5.05%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	11.85%		12/30/2021	12/30/2026		$60,000	60,000	60,000	0.02%
Peltram Group Holdings LLC Class A Units	(6)	Equity						12/30/2021			508,516	506,119	418,449	0.13%
Total												$16,517,958	$16,638,452	5.20%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	1st Lien	1M SOFR+	5.25%	1.00%	10.72%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$13,216,883	13,176,183	13,216,883	4.13%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,765,529	0.86%
Total												$13,176,183	$15,982,412	4.99%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	1st Lien	3M SOFR+	6.00%	1.50%	12.57%		1/31/2023	1/31/2029	Beverage, Food, & Tobacco	$8,837,476	8,680,057	8,793,289	2.75%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	586,022	0.18%
Total												$9,390,657	$9,379,311	2.93%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.03%		5/1/2023	8/2/2027	High Tech Industries	$5,955,000	5,850,377	5,925,225	1.85%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	2.00%	12.03%		5/1/2023	8/2/2027		$27,257	27,257	27,121	0.01%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	113,278	0.04%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			81,251	78,390	78,390	0.02%
Total												$6,121,102	$6,144,014	1.92%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	1st Lien	6M SOFR+	7.00%	1.00%	12.71%		4/28/2021	9/9/2025	Construction & Building	$9,123,801	9,054,460	9,078,182	2.84%
Delayed Draw Term Loan	(11)	1st Lien	6M SOFR+	7.00%	1.00%	12.71%		4/28/2021	9/9/2025		$45,808	45,590	45,579	0.01%
Total												$9,100,050	$9,123,761	2.85%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.55%		1/7/2020	1/7/2025	Services: Business	$12,148,958	12,088,362	12,088,213	3.78%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	394,609	0.12%
Total												$12,754,092	$12,482,822	3.90%
Service Minds Company, LLC	(9)									Bradenton, FL
Term Loan	(11)	1st Lien	6M SOFR+	7.50%	1.00%	11.19%	2.00%	2/7/2022	2/7/2028	Services: Consumer	$5,331,274	5,253,965	4,504,927	1.41%
Revolver	(11)	1st Lien	6M SOFR+	7.50%	1.00%	11.04%	2.00%	2/7/2022	2/7/2028		$90,266	90,266	76,275	0.02%
Delayed Draw Term Loan	(11)	1st Lien	6M SOFR+	7.50%	2.00%	11.19%	2.00%	2/7/2022	2/7/2028		$99,128	98,321	83,763	0.03%
Total												$5,442,552	$4,664,965	1.46%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units	(6)	Equity						3/1/2021		Aerospace & Defense	546,543	537,049	758,732	0.24%
Total												$537,049	$758,732	0.24%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.70%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,475,643	10,229,596	10,318,508	3.23%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			434,504	434,504	418,275	0.13%
Total												$10,664,100	$10,736,783	3.36%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	1st Lien	3M SOFR+	6.00%	1.00%	11.50%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$96,627	95,632	93,728	0.03%
Total												$95,632	$93,728	0.03%
Trade Education Acquisition, L.L.C.										Austin, TX
Term Loan (SBIC)	(4)(11)	1st Lien	1M SOFR+	6.25%	1.00%	11.71%		12/28/2021	12/28/2027	Education	$9,727,847	9,588,519	8,365,948	2.61%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	1,521	0.00%
Total												$10,251,179	$8,367,469	2.61%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.75%		3/2/2021	3/2/2026	High Tech Industries	$9,626,768	9,532,209	9,530,500	2.98%
Term Loan (SBIC II)	(5)(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.75%		8/4/2023	3/2/2026		$2,460,860	2,418,287	2,436,251	0.76%
Revolver	(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.75%		3/2/2021	3/2/2026		$33,333	33,333	33,000	0.01%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.25%	2.00%	11.75%		8/4/2023	3/2/2026		$687,007	680,733	680,137	0.21%
TradePending Holdings, LLC Series A Units	(6)	Equity						3/2/2021			908,333	967,114	1,466,224	0.46%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	386,420	0.12%
Total												$13,891,930	$14,532,532	4.54%
Unicat Catalyst Holdings, LLC	(20)									Alvin, TX
Term Loan	(11)	1st Lien	1M SOFR+	6.50%	1.00%	11.96%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$7,031,250	6,958,652	6,750,000	2.11%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	361,345	0.11%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			382	21,103	21,262	0.01%
Total												$7,729,755	$7,132,607	2.23%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	1st Lien	3M SOFR+	6.25%	1.00%	11.80%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$15,706,527	15,504,206	15,627,994	4.88%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,372,932	1,316,740	1,530,385	0.48%
Total												$16,820,946	$17,158,379	5.36%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	1st Lien	3M SOFR+	8.00%	1.50%	6.50%	7.00%	3/13/2020	3/13/2026	Services: Business	$13,686,954	13,577,731	11,976,085	3.74%
Term Loan B	(11)	1st Lien	3M SOFR+	8.00%	1.50%	6.50%	7.00%	3/13/2020	3/13/2026		$155,730	154,487	136,264	0.04%
Revolver	(11)	1st Lien	3M SOFR+	8.00%	1.50%	6.50%	7.00%	3/13/2020	3/13/2026		$2,395,666	2,395,666	2,096,208	0.66%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	8.00%	1.50%	6.50%	7.00%	3/13/2020	3/13/2026		$4,666,672	4,645,016	4,083,338	1.28%
Venbrook Holdings, LLC Convertible Term Loan	(14)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		$98,633	98,633	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$21,690,795	$18,291,895	5.72%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage, Food, & Tobacco	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			107,418	107,418	97,400	0.03%
Total												$607,418	$97,400	0.03%
Xanitos, Inc.										Newtown Square, PA
Term Loan (SBIC)	(4)(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,480,000	12,342,824	12,417,600	3.88%
Revolver	(11)	1st Lien	3M SOFR+	6.50%	1.50%	12.00%		6/25/2021	6/25/2026		$100,000	100,000	99,500	0.03%
Delayed Draw Term Loan	(11)	1st Lien	3M SOFR+	6.50%	1.00%	12.00%		6/25/2021	6/25/2026		$2,198,745	2,185,595	2,187,751	0.68%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	1,020,714	0.32%
Total												$15,681,897	$15,725,565	4.91%
Total Non-control, non-affiliated investments												$884,858,412	$868,284,689	271.39%
Total Investments												$902,143,550	$874,460,683	273.32%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(554,520,895)	(173.32)%
NET ASSETS													$319,939,788	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2023

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

BSBY —  Bloomberg Short-Term Bank Yield Index

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

SONIA — Sterling Overnight Index Average

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

As of March 31, 2024, the Company had issued a total of 24,125,642 shares and raised $352,021,617 in gross proceeds since Inception, incurring $11,044,123 in offering expenses and sales load fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $341,650,411. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 for further details.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

subsequent to licensing. For the SBIC II subsidiary, SBA regulations limit these amounts to $175,000,000 of borrowings when it has at least $87,500,000 of regulatory capital.

As of both March 31, 2024 and December 31, 2023, the SBIC subsidiary had $75,000,000 in regulatory capital. As of both March 31, 2024 and December 31, 2023, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of both March 31, 2024 and December 31, 2023, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. As of both March 31, 2024 and December 31, 2023, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding. See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

As a BDC, the Company is required to comply with certain regulatory requirements. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200%, subject to certain conditions.

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2024, our asset coverage ratio was 214%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2024 and March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

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

Cash and Cash Equivalents

As of March 31, 2024, cash balances totaling $346,435, including foreign currency of $111,845 (acquisition cost of $111,845), exceeded Federal Deposit Insurance Corporation insurance protection levels of $250,000 by $96,435. In addition, as of March 31, 2024, the Company held $48,415,286 in cash equivalents, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain U.S. Treasury Bills and other high-quality, short-term debt securities as cash equivalents.

Fair Value Measurements

We account for all of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 2 valuation technique.

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2024, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 input). The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and Notes Payable as prepared for disclosure purposes was $304,465,000 and $92,626,000, respectively. See Note 6 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statements of Changes in Net Assets as a reduction to Paid-in-capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

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

A presentation of the interest income we have earned from portfolio companies for the three months ended March 31, 2024 and 2023 is as follows:

	For the three months ended
	March 31, 2024	March 31, 2023
Loan interest	$22,991,087	$21,885,089
PIK income	750,054	769,954
Fee amortization income(1)	771,741	722,822
Fee income acceleration(2)	525,605	30,739
Total Interest Income	$25,038,487	$23,408,604
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of interest income. As of March 31, 2024, we had four loans on non-accrual status, which represented approximately 3.7% of our loan portfolio at cost and 2.1% at fair value. As of December 31, 2023, the Company had four loans on non-accrual status, which represented approximately 4.2% of the Company’s loan portfolio at cost and 1.3% at fair value. As of March 31, 2024 and December 31, 2023, $2,992,215 and $7,545,775, respectively, of income from investments on non-accrual has not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.

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

March 31, 2024

(unaudited)

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

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Income tax expense for the three months ended March 31, 2024 of $370,719 and $374,763, respectively, was mostly related to excise and franchise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31, 2024 and December 31, 2023, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2024 and 2023 were de minimis.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

For the three months ended March 31, 2024 and 2023, the Company recorded deferred income tax provision of $192,607 and $78,760, respectively, related to the Taxable Subsidiaries. In addition, as of March 31, 2024 and December 31, 2023, the Company had a deferred tax liability of $381,500 and $188,893, respectively.

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

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Accumulated net realized loss from investments, net of cumulative dividends of $29,808,394 for both periods	$(45,516,965)	$(25,107,128)
Net unrealized depreciation on non-controlled, non-affiliated investments and cash equivalents, net of deferred tax liability of $381,500 and $188,893, respectively	(3,745,618)	(27,071,601)
Net unrealized depreciation on foreign currency translations	(4,066)	(464)
Accumulated undistributed net investment income	36,763,944	36,175,872
Total distributable loss	$(12,502,705)	$(16,003,321)

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this Quarterly Report on Form 10-Q. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Consolidated Financial Statements and the notes thereto.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this Quarterly Report on Form 10-Q. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-07 to have a material impact on the Consolidated Financial Statements and the notes thereto.

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

March 31, 2024

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

For the three months ended March 31, 2024 and 2023, the Company recorded an expense for base management fees of $3,852,233 and $3,735,102, respectively. As of March 31, 2024 and December 31, 2023, $1,852,233 and $2,918,536 of such management fess, respectively, were payable to Stellus Capital.

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

For the three months ended March 31, 2024 and 2023, the Company incurred $2,509,110 and $2,124,835 of Income Incentive Fees, respectively. As of March 31, 2024 and December 31, 2023, $2,745,073 and $2,885,180, respectively, of such Income Incentive Fees were payable to the Advisor, of which $2,232,367 and $2,444,867, respectively, were currently payable (as explained below). As of March 31, 2024 and December 31, 2023, $512,706 and $440,313, respectively, of Income Incentive Fees incurred but not paid by the Company were

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For the three months ended March 31, 2024, $204,351 of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

For the three months ended March 31, 2024 and 2023, the Company reversed $0 and $569,528, respectively, related to the Capital Gains Incentive Fee. As of March 31, 2024 and December 31, 2023, no Capital Gains Incentive Fees were accrued.

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended
	March 31, 2024	March 31, 2023
Investment income incentive fees incurred	$2,509,110	$2,124,835
Capital gains incentive fees reversed	—	(569,528)
Income incentive fee waiver	(204,351)	—
Incentive fees expense	$2,304,759	$1,555,307

	March 31, 2024	December 31, 2023
Investment income incentive fee currently payable	$2,232,367	$2,444,867
Investment income incentive fee deferred	512,706	440,313
Incentive fee payable	$2,745,073	$2,885,180

Director Fees

For the three months ended March 31, 2024 and 2023, the Company recorded an expense relating to independent director fees of $108,250 and $117,250, respectively. As of both March 31, 2024 and December 31, 2023, the Company had no unpaid independent director fees.

Co-Investment Pursuant to SEC Order

On May 9, 2022, the Company received a new exemptive order (the “Order”) that superseded prior co-investment exemptive relief orders and permits the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of both March 31, 2024 and December 31, 2023, there were no payables due to other investment funds or related parties related to interest paid by a borrower to the Company as administrative agent. Any such amount would be included in “Other accrued expenses and liabilities” and “Related party payable” on the Consolidated Statements of Assets and Liabilities, respectively.

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

For the three months ended March 31, 2024 and 2023, the Company recorded expenses of $413,678 and $383,436, respectively, related to the administration agreement and are included in “Administrative services expenses” on our Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $413,678 and $397,953, respectively, remained payable to Stellus Capital related to the administration agreement and were included in administrative services payable on our Consolidated Statements of Assets and Liabilities.

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

March 31, 2024

(unaudited)

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

For both the three months ended March 31, 2024 and 2023, the Company declared aggregate distributions of $0.40 per share on its common stock. The Company has declared aggregate distributions of $15.35 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023			$1.60
Fiscal 2024
January 13, 2024	January 31, 2024	February 15, 2024	$0.1333
January 13, 2024	February 29, 2024	March 15, 2024	$0.1333
January 13, 2024	March 29, 2024	April 15, 2024	$0.1333
Total			$15.35
(1)	Distributions for fiscal years 2012 through 2023 are shown in aggregate amounts.

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue shares through the DRIP during either of the three months ended March 31, 2024 or 2023.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Total	24,125,642	$352,021,617	$8,395,975	$2,648,148	$672,917	$341,650,411
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the three months ended March 31, 2024 and years ended 2023, 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, and $113,000 for the years ended 2014, 2013, and 2012, respectively.
(3)	Total Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023 in the amount of $5,707,371, which represents a cumulative tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

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

On August 11, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement” and together with the 2021 Equity Distribution Agreement, the "Equity Distribution Agreements") with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2023 Equity Distribution Agreement, the Company may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, the Company no longer sold any shares under the 2021 Equity Distribution Agreement. The Company refers to its issuance and sale of shares under the Equity Distribution Agreements as the "ATM Program".

The Company issued 581,614 shares during the three months ended March 31, 2023 under the ATM Program, for gross proceeds of $8,418,160 and underwriting fees and other expenses of $196,558. The average per share offering price of shares issued in the ATM

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Program during the three months ended March 31, 2023 was $14.47. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less then net asset value per share. For the three months ended March 31, 2023, the Advisor reimbursed the Company $68,967, which resulted in net proceeds of $8,290,569, or $14.38 per share, excluding the impact of offering expenses. The Company did not issue any shares during the three months ended March 31, 2024 under the ATM Program.

The Company did not issue shares of common stock through the DRIP for both the three months ended March 31, 2024 and 2023.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended March 31, 2024 and 2023.

	For the three months ended
	March 31, 2024	March 31, 2023
Net increase in net assets resulting from operations	$13,148,460	$4,736,147
Weighted average common shares	24,125,642	19,779,988
Net increase in net assets resulting from operations per share	$0.54	$0.24

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

At March 31, 2024, the Company had investments in 94 portfolio companies. The composition of our investments as of March 31, 2024 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$801,208,004	$782,845,785
Senior Secured – Second Lien	12,044,047	11,948,850
Unsecured Debt	6,310,491	6,210,612
Equity	60,591,169	74,878,899
Total Investments	$880,153,711	$875,884,146
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 4.5% of our portfolio at fair value.

At December 31, 2023, the Company had investments in 93 portfolio companies. The composition of our investments as of December 31, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$793,819,152	$774,789,320
Senior Secured – Second Lien	42,269,568	21,957,500
Unsecured Debt	6,138,183	5,956,280
Equity	59,916,647	71,757,583
Total Investments	$902,143,550	$874,460,683
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 4.5% of our portfolio at fair value.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had 56 and 57 of such investments with aggregate unfunded commitments of $34,404,328 and $37,021,242, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Aggregate cost of portfolio company securities	$880,153,711	$902,143,550
Gross unrealized appreciation of portfolio company securities	42,426,157	38,379,839
Gross unrealized depreciation of portfolio company securities	(45,790,275)	(65,262,547)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	8,198	11,142
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(913,645)	(811,301)
Aggregate fair value of portfolio company securities	$875,884,146	$874,460,683

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2024 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$782,845,785	$782,845,785
Senior Secured – Second Lien	—	—	11,948,850	11,948,850
Unsecured Debt	—	—	6,210,612	6,210,612
Equity	—	—	74,878,899	74,878,899
Total Investments	$—	$—	$875,884,146	$875,884,146

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2023 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$774,789,320	$774,789,320
Senior Secured – Second Lien	—	—	21,957,500	21,957,500
Unsecured Debt	—	—	5,956,280	5,956,280
Equity	—	—	71,757,583	71,757,583
Total Investments	$—	$—	$874,460,683	$874,460,683

The change in aggregate values of Level 3 portfolio investments during the three months ended March 31, 2024 are as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$774,789,320	$21,957,500	$5,956,280	$71,757,583	$874,460,683
Purchases of investments	27,776,073	—	13,290	727,067	28,516,430
Payment-in-kind interest	595,228	—	154,826	—	750,054
Sales and redemptions	(21,648,975)	(9,782,348)	—	(52,543)	(31,483,866)
Realized losses	—	(20,475,000)	—	—	(20,475,000)
Change in unrealized appreciation included in earnings(1)	769,881	20,216,870	82,238	2,449,601	23,518,590
Change in unrealized depreciation on foreign currency included in earnings	(102,267)	—	(212)	(2,809)	(105,288)
Amortization of premium and accretion of discount, net	666,525	31,828	4,190	—	702,543
Fair value at end of period	$782,845,785	$11,948,850	$6,210,612	$74,878,899	$875,884,146
(1)	Includes reversal of positions during the three months ended March 31, 2024.

There were no Level 3 transfers during the three months ended March 31, 2024.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The change in aggregate values of Level 3 portfolio investments during the year ended December 31, 2023 are as follows:

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$182,450,677	$174,944,018	19.98%
California	177,062,291	171,421,469	19.58%
Florida	92,637,917	91,343,527	10.43%
Illinois	60,045,881	50,894,890	5.81%
Pennsylvania	50,132,639	50,390,758	5.75%
Arizona	42,028,750	44,744,792	5.11%
Ohio	30,822,781	33,646,988	3.84%
Colorado	31,513,532	31,206,672	3.56%
Wisconsin	27,435,035	26,522,115	3.03%
New York	23,422,998	23,674,222	2.70%
Georgia	8,980,584	18,852,732	2.15%
Maryland	16,642,379	16,673,384	1.90%
District of Columbia	12,977,879	14,593,727	1.67%
Indiana	14,248,007	14,574,345	1.66%
North Carolina	13,874,098	14,574,288	1.66%
Canada	12,918,902	13,073,546	1.49%
New Jersey	10,367,749	11,209,346	1.28%
Michigan	10,648,342	10,737,806	1.23%
Massachusetts	10,136,009	10,524,233	1.20%
Tennessee	9,374,549	9,472,333	1.08%
Missouri	8,841,548	8,869,635	1.01%
Idaho	8,409,110	8,470,065	0.97%
Washington	8,276,815	8,307,038	0.95%
Minnesota	6,131,212	6,147,514	0.70%
Louisiana	5,400,699	5,488,625	0.63%
South Carolina	4,938,543	5,079,139	0.58%
United Kingdom	434,785	446,939	0.05%
	$880,153,711	$875,884,146	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Texas	$182,531,256	$175,311,724	20.04%
California	175,207,692	167,713,589	19.18%
Florida	93,155,844	92,297,574	10.55%
Pennsylvania	49,939,315	50,188,102	5.74%
Illinois	58,633,617	49,834,429	5.70%
Arizona	42,136,322	44,558,279	5.10%
Ohio	31,805,370	34,370,277	3.93%
Colorado	31,525,420	30,971,079	3.54%
Wisconsin	27,452,444	26,190,771	3.00%
Washington	24,321,085	24,540,695	2.81%
Georgia	9,100,050	18,885,409	2.16%
Maryland	16,676,194	16,718,728	1.91%
New York	14,692,043	14,931,263	1.71%
Indiana	14,235,403	14,488,700	1.66%
North Carolina	13,891,930	14,532,532	1.66%
District of Columbia	13,030,899	14,006,563	1.60%
New Jersey	10,461,226	11,191,295	1.28%
Michigan	10,664,100	10,736,783	1.23%
Massachusetts	10,151,621	10,515,487	1.20%
Tennessee	9,390,657	9,379,311	1.07%
Missouri	8,862,512	8,850,162	1.01%
Canada	8,700,383	8,813,132	1.01%
Idaho	8,405,946	8,470,065	0.97%
Minnesota	5,976,818	5,907,639	0.68%
Louisiana	5,538,823	5,536,231	0.63%
South Carolina	4,946,375	5,083,862	0.58%
United Kingdom	20,710,205	437,002	0.05%
	$902,143,550	$874,460,683	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of March 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$197,937,690	$209,619,236	23.94%
Healthcare & Pharmaceuticals	108,417,180	110,328,971	12.61%
High Tech Industries	71,603,900	72,553,276	8.28%
Media: Advertising, Printing & Publishing	62,240,408	63,533,613	7.25%
Consumer Goods: Non-Durable	63,003,175	52,686,261	6.02%
Beverage, Food, & Tobacco	42,350,360	46,034,041	5.26%
Consumer Goods: Durable	48,514,565	43,572,505	4.97%
Capital Equipment	40,632,591	42,389,663	4.84%
Services: Consumer	27,947,881	26,392,967	3.01%
Aerospace & Defense	27,195,732	25,280,263	2.89%
Environmental Industries	25,011,083	24,001,700	2.74%
Chemicals, Plastics, & Rubber	18,306,671	18,043,304	2.06%
Transportation & Logistics	17,209,566	17,616,857	2.01%
Metals & Mining	16,548,784	16,581,249	1.89%
Construction & Building	15,903,214	15,957,856	1.82%
Containers, Packaging, & Glass	17,435,678	15,784,005	1.80%
Media: Broadcasting & Subscription	13,145,742	15,597,841	1.78%
Retail	14,835,204	14,707,696	1.68%
Energy: Oil & Gas	11,387,780	10,197,892	1.16%
Education	10,318,849	8,077,149	0.92%
FIRE: Real Estate	17,934,808	7,362,234	0.84%
Hotel, Gaming, & Leisure	5,933,802	6,847,793	0.78%
Finance	557,135	6,825,990	0.78%
Media: Diversified & Production	5,781,913	5,891,784	0.67%
Total	$880,153,711	$875,884,146	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$198,018,290	$207,963,749	23.78%
Healthcare & Pharmaceuticals	100,724,952	102,915,887	11.77%
High Tech Industries	90,795,799	91,992,012	10.52%
Media: Advertising, Printing & Publishing	57,640,321	58,741,061	6.72%
Consumer Goods: Non-Durable	63,145,301	52,938,611	6.05%
Beverage, Food, & Tobacco	42,554,582	45,074,817	5.15%
Consumer Goods: Durable	49,046,730	43,725,324	5.00%
Capital Equipment	32,517,673	33,879,801	3.87%
Services: Consumer	33,976,976	33,260,111	3.80%
Construction & Building	30,319,119	30,486,411	3.49%
Aerospace & Defense	46,745,104	24,541,921	2.81%
Environmental Industries	24,219,811	22,997,844	2.63%
Media: Broadcasting & Subscription	17,952,103	20,760,920	2.37%
Transportation & Logistics	17,235,150	17,661,859	2.02%
Chemicals, Plastics, & Rubber	18,338,366	17,569,176	2.01%
Metals & Mining	16,580,562	16,625,000	1.90%
Containers, Packaging, & Glass	17,432,252	15,539,555	1.78%
Utilities: Oil & Gas	9,943,041	10,000,000	1.14%
Education	10,251,179	8,367,469	0.96%
FIRE: Real Estate	17,285,138	6,175,994	0.71%
Media: Diversified & Production	5,662,174	5,763,247	0.66%
Finance	569,039	5,736,868	0.66%
Hotel, Gaming, & Leisure	—	890,968	0.10%
Energy: Oil & Gas	1,189,888	852,078	0.10%
	$902,143,550	$874,460,683	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$782,845,785	Income/Market	HY credit spreads,	-4.12% to 6.99% (-0.67%)
		approach(2)	Risk free rates	-2.73% to 2.59% (0.46%)
			Market multiples	5.2x to 22.5x (11.0x)(4)

Second lien debt	$11,948,850	Income/Market	HY credit spreads,	-1.45% to -0.77% (-1.11%)
		approach(2)	Risk free rates	0.05% to 0.07% (0.06%)
			Market multiples	6.5x to 8.7x (7.6x)(4)

Unsecured debt	$6,210,612	Income/Market	HY credit spreads,	-0.55% to -0.55% (-0.55%)
		approach(2)	Risk free rates	0.04% to 0.04% (0.04%)
			Market multiples	9.5x to 9.5x (9.5x)(4)

Equity investments	$74,878,899	Market approach(5)	Underwriting multiple/
			EBITDA multiple	3.6x to 23.4x (12.3x)
Total Long Term Level 3 Investments	$875,884,146
(1)	Weighted average based on fair value as of March 31, 2024.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from -4.12% (-412 basis points) to 6.99% (699 basis points). The average of all changes was -0.67% (-67 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

As of March 31, 2024, the Company had $34,106,016 in unfunded debt commitments and $298,312 in unfunded equity commitments to 56 existing portfolio companies. As of December 31, 2023, the Company had $36,722,930 in unfunded debt commitments and $298,312 in unfunded equity commitments to 57 existing portfolio companies. As of March 31, 2024, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the three months ended

March 31, 2024	March 31, 2023
(unaudited)	(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$13.26	$14.02
Net investment income	0.42	0.46
Change in unrealized appreciation (depreciation) on investments	0.98	(0.21)
Net realized loss	(0.85)	—
Provision for taxes on net unrealized appreciation on investments	(0.01)	(0.01)
Total from operations	$0.54	$0.24
Sales load	—	(0.01)
Stockholder distributions from:
Net investment income	(0.40)	(0.40)
Accretive effect of stock offerings (issuing shares above net asset value per share)	—	0.01
Other(6)	0.01	0.01
Net asset value at end of period	$13.41	$13.87
Per share market value at end of period	$13.08	$14.09
Total return based on market value(2)	3.7%	8.2%
Weighted average shares outstanding for the period	24,125,642	19,779,988
Ratio/Supplemental Data:(1)
Net assets at end of period	$323,440,404	$280,852,045
Weighted average net assets	$319,978,256	$277,747,062
Annualized ratio of gross operating expenses to net assets(5)	20.07%	21.94%
Annualized ratio of net operating expenses to net assets(5)(6)	19.82%	21.94%
Annualized ratio of interest expense and other fees to net assets	9.74%	11.52%
Annualized ratio of net investment income before fee waiver to net assets(5)	12.57%	13.24%
Annualized ratio of net investment income to net assets(5)	12.83%	13.24%
Portfolio turnover(3)	13.07%	2.77%
Notes payable	$100,000,000	$100,000,000
Credit Facility payable	$184,650,119	$198,277,831
SBA-guaranteed debentures	$325,000,000	$313,600,000
Asset coverage ratio(4)	2.14	x	1.94	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax provision on net unrealized appreciation in Taxable Subsidiaries of $192,607 and $78,760 for the three months ended March 31, 2024 and 2023, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax provision on net unrealized appreciation to weighted average net assets for the three months ended March 31, 2024 and 2023 is (0.24%) and (0.12%), respectively.
(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

NOTE 9 — CREDIT FACILITY

On October 11, 2017, we entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022 and November 21, 2023, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $260,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $350,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to the Fourth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, the Credit Facility will bear interest, subject to the Company’s election, on a per annum basis equal to (i) term SOFR plus 2.50% (or 2.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus a SOFR credit spread adjustment (0.10% for one-month term SOFR and 0.15% for three-month term SOFR), with a 0.25% SOFR floor, or (ii) 1.50% (or 1.75% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on November 21, 2027, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 21, 2028.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2024 and December 31, 2023, the Company was in compliance with these covenants.

As of March 31, 2024 and December 31, 2023, $184,650,119 and $160,085,705, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $6,630,390 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of March 31, 2024 and December 31, 2023, $3,306,190 and $3,520,929 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31, 2024	December 31, 2023
Credit Facility payable	$184,650,119	$160,085,705
Prepaid loan structure fees	(3,306,190)	(3,520,929)
Credit Facility payable, net of prepaid loan structure fees	$181,343,929	$156,564,776

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Interest expense	$3,238,636	$3,695,476
Loan fee amortization	264,707	143,822
Total interest and financing expenses	$3,503,343	$3,839,298
Weighted average interest rate	8.5%	7.3%
Effective interest rate (including fee amortization)	9.1%	7.6%
Average debt outstanding	$154,110,158	$204,426,259
Cash paid for interest and unused fees	$3,180,209	$3,633,518

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both March 31, 2024 and December 31, 2023, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of both March 31, 2024 and December 31, 2023, the SBIC II subsidiary had $87,500,000 in regulatory capital. As of both March 31, 2024 and December 31, 2023, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $498,485,510 and $485,152,670 in assets at March 31, 2024 and December 31, 2023, respectively, which accounted for approximately 53.3% and 53.4% of the Company’s total consolidated assets, respectively.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following table summarizes the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of March 31, 2024:

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 14, 2014	SBIC I	March 1, 2025	$6,500,000	2.52%	0.36%
October 17, 2014	SBIC I	March 1, 2025	6,500,000	2.52%	0.36%
December 24, 2014	SBIC I	March 1, 2025	3,250,000	2.52%	0.36%
June 29, 2015	SBIC I	September 1, 2025	9,750,000	2.83%	0.36%
October 22, 2015	SBIC I	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC I	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC I	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC I	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC I	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC I	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC I	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I	March 1, 2029	2,500,000	3.11%	0.22%
Total SBIC I Subsidiary SBA-guaranteed Debentures			$150,000,000

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 17, 2019	SBIC II	March 1, 2030	$6,000,000	2.08%	0.09%
November 15, 2019	SBIC II	March 1, 2030	5,000,000	2.08%	0.09%
December 17, 2020	SBIC II	March 1, 2031	9,000,000	1.67%	0.09%
December 17, 2020	SBIC II	March 1, 2031	6,500,000	1.67%	0.27%
February 16, 2021	SBIC II	March 1, 2031	13,500,000	1.67%	0.27%
February 26, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
March 2, 2021	SBIC II	March 1, 2031	10,000,000	1.67%	0.27%
April 21, 2021	SBIC II	September 1, 2031	10,000,000	1.30%	0.27%
May 14, 2021	SBIC II	September 1, 2031	6,700,000	1.30%	0.27%
May 28, 2021	SBIC II	September 1, 2031	7,300,000	1.30%	0.27%
July 23, 2021	SBIC II	September 1, 2031	16,000,000	1.30%	0.27%
February 25, 2022	SBIC II	March 1, 2032	10,000,000	2.94%	0.27%
March 29, 2022	SBIC II	September 1, 2032	10,000,000	4.26%	0.27%
April 1, 2022	SBIC II	September 1, 2032	6,670,000	4.26%	0.27%
April 12, 2022	SBIC II	September 1, 2032	6,665,000	4.26%	0.27%
April 21, 2022	SBIC II	September 1, 2032	6,665,000	4.26%	0.27%
June 30, 2022	SBIC II	September 1, 2032	3,600,000	4.26%	0.27%
July 28, 2022	SBIC II	September 1, 2032	6,400,000	4.26%	0.27%
September 9, 2022	SBIC II	March 1, 2033	6,000,000	5.17%	0.27%
November 9, 2022	SBIC II	March 1, 2033	7,600,000	5.17%	0.27%
August 8, 2023	SBIC II	September 1, 2033	9,120,000	5.69%	0.27%
September 19, 2023	SBIC II	March 1, 2034	2,280,000	5.04%	0.27%
Total SBIC II Subsidiary SBA-guaranteed Debentures			$175,000,000
Total SBA-guaranteed Debentures			$325,000,000

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

As of March 31, 2024 and December 31, 2023, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of both March 31, 2024 and December 31, 2023, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of March 31, 2024 and December 31, 2023, $4,412,588 and $4,726,642 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	March 31, 2024	December 31, 2023
SBA-guaranteed Debentures payable	$325,000,000	$325,000,000
Prepaid loan fees	(4,412,588)	(4,726,642)
SBA-guaranteed Debentures, net of prepaid loan fees	$320,587,412	$320,273,358

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Interest expense	$2,614,051	$2,400,718
Debenture fee amortization	314,055	317,508
Total interest and financing expenses	$2,928,106	$2,718,226
Weighted average interest rate	3.2%	3.1%
Effective interest rate (including fee amortization)	3.6%	3.5%
Average debt outstanding	$325,000,000	$313,600,000
Cash paid for interest	$5,201,848	$4,680,999

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “Notes Payable”). The Notes Payable will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the Notes Payable is payable semi-annually beginning September 30, 2021. As of both March 31, 2024 and December 31, 2023, the aggregate carrying amount of the Notes Payable was approximately $100,000,000. The Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the Notes Payable, the Company incurred $2,327,835 of fees, which are being amortized over the term of the Notes Payable. As of March 31, 2024 and December 31, 2023, $892,214 and $1,003,588 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Interest expense	$1,224,750	$1,218,750
Deferred financing costs	111,374	110,150
Total interest and financing expenses	$1,336,124	$1,328,900
Weighted average interest rate	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%
Average debt outstanding	$100,000,000	$100,000,000
Cash paid for interest	$2,443,500	$2,437,500

The following is a summary of the Notes Payable, net of deferred financing costs:

	March 31, 2024	December 31, 2023
Notes Payable	$100,000,000	$100,000,000
Deferred financing costs	(892,214)	(1,003,588)
Notes Payable, net of deferred financing costs	$99,107,786	$98,996,412

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of March 31, 2024 and 2023, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	April 1, 2024	FairWave Holdings, LLC	Specialty coffee platform	$7,615,265	Senior Secured – First Lien
				$2,665,343	Delayed Draw Term Loan Commitment
				$1,142,290	Revolver Commitment
				$285,572	Equity
New Investment	April 11, 2024	WER Holdings, LLC	Regional provider of commercial landscaping services	$2,704,164	Senior Secured – First Lien
				$1,338,695	Delayed Draw Term Loan Commitment
				$401,609	Revolver Commitment
				$180,300	Equity
Add-On Investment	April 16, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$8,932	Equity
				$90,773	Senior Secured – First Lien
Add-On Investment	April 22, 2024	Exacta Land Surveyors, LLC*	Provider of land survey and field management services to facilitate real estate transactions	$2,164	Equity

* Existing portfolio company

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The Company realized the following portfolio company investment subsequent to March 31, 2024:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	May 1, 2024	Nutritional Medicinals, LLC*	Manufacturer and distributor of organic whole food, plant-based feeding tube formulas and meal replacement kits.	$11,421,291	$-	Senior Secured – First Lien
				$2,950,929	$1,978,126	Equity

* Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of May 9, 2024 was $172,500,000.

Dividends Declared

On April 3, 2024, the Board declared a regular monthly dividend for each of April 2024, May 2024, and June 2024 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
4/3/2024	4/29/2024	4/30/2024	5/15/2024	$0.1333
4/3/2024	5/31/2024	5/31/2024	6/14/2024	$0.1333
4/3/2024	6/28/2024	6/28/2024	7/15/2024	$0.1333

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Capital Investment Corporation’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”);
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the impact of interest rate volatility on our business and our portfolio companies;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of Stellus Capital to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDC or RICs.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2024, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% subject to certain circumstances.

On April 4, 2018, the board of directors of the Company (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of March 31, 2024, our asset coverage ratio was 214%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of March 31, 2024, we had $875.9 million (at fair value) invested in 94 portfolio companies. As of March 31, 2024, our portfolio included approximately 90% of first lien debt, 1% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$801,208,004	$782,845,785
Senior Secured – Second Lien	12,044,047	11,948,850
Unsecured Debt	6,310,491	6,210,612
Equity	60,591,169	74,878,899
Total Investments	$880,153,711	$875,884,146
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 4.5% of our portfolio at fair value.

As of December 31, 2023, we had $874.5 million (at fair value) invested in 93 portfolio companies. As of December 31, 2023, our portfolio included approximately 89% of first lien debt, 2% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$793,819,152	$774,789,320
Senior Secured – Second Lien	42,269,568	21,957,500
Unsecured Debt	6,138,183	5,956,280
Equity	59,916,647	71,757,583
Total Investments	$902,143,550	$874,460,683
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 4.5% of our portfolio at fair value.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2024 and December 31, 2023, we had unfunded commitments of $34.4 million and $37.0 million, respectively, to provide financing to 56 and 57 portfolio companies, respectively. As of March 31, 2024, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$182,450,677	$174,944,018	19.98%
California	177,062,291	171,421,469	19.58%
Florida	92,637,917	91,343,527	10.43%
Illinois	60,045,881	50,894,890	5.81%
Pennsylvania	50,132,639	50,390,758	5.75%
Arizona	42,028,750	44,744,792	5.11%
Ohio	30,822,781	33,646,988	3.84%
Colorado	31,513,532	31,206,672	3.56%
Wisconsin	27,435,035	26,522,115	3.03%
New York	23,422,998	23,674,222	2.70%
Georgia	8,980,584	18,852,732	2.15%
Maryland	16,642,379	16,673,384	1.90%
District of Columbia	12,977,879	14,593,727	1.67%
Indiana	14,248,007	14,574,345	1.66%
North Carolina	13,874,098	14,574,288	1.66%
Canada	12,918,902	13,073,546	1.49%
New Jersey	10,367,749	11,209,346	1.28%
Michigan	10,648,342	10,737,806	1.23%
Massachusetts	10,136,009	10,524,233	1.20%
Tennessee	9,374,549	9,472,333	1.08%
Missouri	8,841,548	8,869,635	1.01%
Idaho	8,409,110	8,470,065	0.97%
Washington	8,276,815	8,307,038	0.95%
Minnesota	6,131,212	6,147,514	0.70%
Louisiana	5,400,699	5,488,625	0.63%
South Carolina	4,938,543	5,079,139	0.58%
United Kingdom	434,785	446,939	0.05%
	$880,153,711	$875,884,146	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$182,531,256	$175,311,724	20.04%
California	175,207,692	167,713,589	19.18%
Florida	93,155,844	92,297,574	10.55%
Pennsylvania	49,939,315	50,188,102	5.74%
Illinois	58,633,617	49,834,429	5.70%
Arizona	42,136,322	44,558,279	5.10%
Ohio	31,805,370	34,370,277	3.93%
Colorado	31,525,420	30,971,079	3.54%
Wisconsin	27,452,444	26,190,771	3.00%
Washington	24,321,085	24,540,695	2.81%
Georgia	9,100,050	18,885,409	2.16%
Maryland	16,676,194	16,718,728	1.91%
New York	14,692,043	14,931,263	1.71%
Indiana	14,235,403	14,488,700	1.66%
North Carolina	13,891,930	14,532,532	1.66%
District of Columbia	13,030,899	14,006,563	1.60%
New Jersey	10,461,226	11,191,295	1.28%
Michigan	10,664,100	10,736,783	1.23%
Massachusetts	10,151,621	10,515,487	1.20%
Tennessee	9,390,657	9,379,311	1.07%
Missouri	8,862,512	8,850,162	1.01%
Canada	8,700,383	8,813,132	1.01%
Idaho	8,405,946	8,470,065	0.97%
Minnesota	5,976,818	5,907,639	0.68%
Louisiana	5,538,823	5,536,231	0.63%
South Carolina	4,946,375	5,083,862	0.58%
United Kingdom	20,710,205	437,002	0.05%
	$902,143,550	$874,460,683	100.00%

The following is a summary of industry concentration of our investment portfolio as of March 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$197,937,690	$209,619,236	23.94%
Healthcare & Pharmaceuticals	108,417,180	110,328,971	12.61%
High Tech Industries	71,603,900	72,553,276	8.28%
Media: Advertising, Printing & Publishing	62,240,408	63,533,613	7.25%
Consumer Goods: Non-Durable	63,003,175	52,686,261	6.02%
Beverage, Food, & Tobacco	42,350,360	46,034,041	5.26%
Consumer Goods: Durable	48,514,565	43,572,505	4.97%
Capital Equipment	40,632,591	42,389,663	4.84%
Services: Consumer	27,947,881	26,392,967	3.01%
Aerospace & Defense	27,195,732	25,280,263	2.89%
Environmental Industries	25,011,083	24,001,700	2.74%
Chemicals, Plastics, & Rubber	18,306,671	18,043,304	2.06%
Transportation & Logistics	17,209,566	17,616,857	2.01%
Metals & Mining	16,548,784	16,581,249	1.89%
Construction & Building	15,903,214	15,957,856	1.82%
Containers, Packaging, & Glass	17,435,678	15,784,005	1.80%
Media: Broadcasting & Subscription	13,145,742	15,597,841	1.78%
Retail	14,835,204	14,707,696	1.68%
Energy: Oil & Gas	11,387,780	10,197,892	1.16%
Education	10,318,849	8,077,149	0.92%
FIRE: Real Estate	17,934,808	7,362,234	0.84%
Hotel, Gaming, & Leisure	5,933,802	6,847,793	0.78%
Finance	557,135	6,825,990	0.78%
Media: Diversified & Production	5,781,913	5,891,784	0.67%
Total	$880,153,711	$875,884,146	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$198,018,290	$207,963,749	23.78%
Healthcare & Pharmaceuticals	100,724,952	102,915,887	11.77%
High Tech Industries	90,795,799	91,992,012	10.52%
Media: Advertising, Printing & Publishing	57,640,321	58,741,061	6.72%
Consumer Goods: Non-Durable	63,145,301	52,938,611	6.05%
Beverage, Food, & Tobacco	42,554,582	45,074,817	5.15%
Consumer Goods: Durable	49,046,730	43,725,324	5.00%
Capital Equipment	32,517,673	33,879,801	3.87%
Services: Consumer	33,976,976	33,260,111	3.80%
Construction & Building	30,319,119	30,486,411	3.49%
Aerospace & Defense	46,745,104	24,541,921	2.81%
Environmental Industries	24,219,811	22,997,844	2.63%
Media: Broadcasting & Subscription	17,952,103	20,760,920	2.37%
Transportation & Logistics	17,235,150	17,661,859	2.02%
Chemicals, Plastics, & Rubber	18,338,366	17,569,176	2.01%
Metals & Mining	16,580,562	16,625,000	1.90%
Containers, Packaging, & Glass	17,432,252	15,539,555	1.78%
Utilities: Oil & Gas	9,943,041	10,000,000	1.14%
Education	10,251,179	8,367,469	0.96%
FIRE: Real Estate	17,285,138	6,175,994	0.71%
Media: Diversified & Production	5,662,174	5,763,247	0.66%
Finance	569,039	5,736,868	0.66%
Hotel, Gaming, & Leisure	—	890,968	0.10%
Energy: Oil & Gas	1,189,888	852,078	0.10%
	$902,143,550	$874,460,683	100.00%

At March 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $9.2 million and $9.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $22.0 million and $19.5 million, respectively. At December 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $9.7 million and $9.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.7 million and $18.9 million, respectively.

At both March 31, 2024 and December 31, 2023, 98% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 2% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of both March 31, 2024 and December 31, 2023 was approximately 11.9%. The weighted average yield on all of our investments, including non-income producing equity positions, as of both March 31, 2024 and December 31, 2023 was approximately 11.1%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $48.8 million and $26.1 million, respectively.

Investment Activity

During the three months ended March 31, 2024, we made an aggregate of $28.5 million of investments in three new portfolio companies and eight existing portfolio companies. During the three months ended March 31, 2024, we received an aggregate of $31.2 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2024			As of December 31, 2023
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$222.9	25%	23	$214.1	24%	22
2	495.5	57%	52	535.3	62%	54
3	137.6	15%	14	107.2	12%	11
4	14.9	2%	2	11.1	1%	1
5	5.0	1%	4	6.8	1%	6
Total	$875.9	100%	95	$874.5	100%	94
(1)	One portfolio company appears in two categories as of both March 31, 2024 and December 31, 2023.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2024, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 3.7% of our loan portfolio at cost and 2.1% at fair value. As of December 31, 2023, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 5.2% of our loan portfolio at cost and 2.3% at fair value. As of March 31, 2024 and December 31, 2023, $3.0 million and $7.5 million of income from investments on non-accrual had not been accrued, respectively.

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Comparison of the three months ended March 31, 2024 and 2023

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

The following shows the breakdown of investment income for the three months ended March 31, 2024 and 2023 (in millions).

	For the three months ended
	March 31, 2024	March 31, 2023
Interest income(1)	$23.8	$22.6
PIK interest	0.8	0.8
Miscellaneous fees(1)	1.5	0.7
Total	$26.0	$24.1
(1)	For the three months ended March 31, 2024 and 2023, we recognized $0.8 million and $0.1 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The increase in investment income from the respective periods was due primarily to growth in the overall investment portfolio and rising interest rates.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;

●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2024 and 2023 (in millions).

	For the three months ended
	March 31, 2024	March 31, 2023
Operating Expenses
Management fees	$3.9	$3.7
Valuation fees	0.2	0.2
Administrative services expenses	0.5	0.5
Income incentive fees	2.5	2.1
Capital gains incentive fee	—	(0.6)
Professional fees	0.3	0.4
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	7.8	7.9
Income tax expense	0.4	0.4
Other general and administrative expenses	0.2	0.2
Total Operating Expenses	$16.0	$15.0
Income incentive fee waiver	(0.2)	—
Total Operating Expenses, net of fee waivers	$15.8	$15.0

The increase in operating expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to (1) higher management fees due to a larger investment portfolio and (2) higher incentive fees due to portfolio performance, offset by the Income Incentive Fee Waiver.

Net Investment Income

For the three months ended March 31, 2024, net investment income was $10.2 million, or $0.42 per common share (based on 24,125,642 weighted average shares outstanding for the three months ended March 31, 2024).

For the three months ended March 31, 2023, net investment income was $9.1 million, or $0.46 per common share (based on 19,779,988 weighted average shares outstanding for the three months ended March 31, 2023).

The increase in net investment income over the respective periods was due to higher investment income as a result of a larger investment portfolio and rising interest rates, offset by the increase in expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure net realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2024 totaled $30.7 million and net realized losses totaled $20.4 million.

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

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended March 31, 2024 and 2023 totaled $23.5 million and ($4.2) million, respectively.

The change in unrealized appreciation (depreciation) over the respective periods was due to reversals of previous write-downs that were realized and company-specific investment write-downs, offset by company-specific write-ups.

Provision for Taxes on Unrealized Appreciation on Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2024 and 2023, we recognized a provision for income tax on unrealized investments of $0.2 million and $0.1 million for the Taxable Subsidiaries, respectively. As of March 31, 2024 and December 31, 2023, there was $0.4 million and $0.2 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2024, net increase in net assets resulting from operations totaled $13.1 million, or $0.54 per common share (based on 24,125,642 weighted average shares outstanding for the three months ended March 31, 2024).

For the three months ended March 31, 2023, net increase in net assets resulting from operations totaled $4.7 million, or $0.24 per common share (based on 19,779,988 weighted average shares outstanding for the three months ended March 31, 2023).

The net increase in net assets between the respective periods was due to higher unrealized appreciation, offset by increased net realized losses in the current year.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $4.5 million for the three months ended March 31, 2024, primarily in connection with sales and repayments of portfolio investments, offset by the purchase of portfolio investments. Our financing activities for the three months ended March 31, 2024 provided cash of $18.2 million primarily from proceeds from net borrowings on our Credit Facility for the purchase of portfolio investments.

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

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, Notes Payable, SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, the ATM Program (as defined below), and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we generally are required to meet an asset coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the Stellus Capital SBIC, LP (the “SBIC subsidiary”) and Stellus Capital SBIC II, LP (the “SBIC II subsidiary”) (collectively, the “SBIC subsidiaries”) guaranteed by the U.S. Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 214% and 223%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $48.8 million and $26.1 million, respectively.

Credit Facility

On October 11, 2017, we entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022 and November 21, 2023, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $260.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $350.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to the Fourth Amendment to the Amended and Restated Senior Secured Revolving Credit Agreement, the Credit Facility will bear interest, subject to our election, on a per annum basis equal to (i) term SOFR plus 2.50% (or 2.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus a SOFR credit spread adjustment (0.10% for one-month term SOFR and 0.15% for three-month term SOFR), with a 0.25% SOFR floor, or (ii) 1.50% (or 1.75% during certain periods in which the our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on November 21, 2027, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 21, 2028.

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, and (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2024 and December 31, 2023, we were in compliance with these covenants.

As of March 31, 2024 and December 31, 2023, $184.7 million and $160.1 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $6.6 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2024 and December 31, 2023, $3.5 million and $3.3 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2024 and 2023 (dollars in millions):

	For the three months ended
	March 31, 2024	March 31, 2023
Interest expense	$3.2	$3.7
Loan fee amortization	0.3	0.1
Total interest and financing expenses	$3.5	$3.8
Weighted average interest rate	8.5%	7.3%
Effective interest rate (including fee amortization)	9.1%	7.6%
Average debt outstanding	$154.1	$204.4
Cash paid for interest and unused fees	$3.2	$3.6

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as Small Business Investment Companies (“SBICs”), we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBIC funds, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both March 31, 2024 and December 31, 2023, the SBIC subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA, and $150.0 million of SBA-guaranteed debentures outstanding.

As of both March 31, 2024 and December 31, 2023, the SBIC II subsidiary had $87.5 million in regulatory capital. As of both March 31, 2024 and December 31, 2023, the SBIC II subsidiary had $175.0 million of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $498.5 million and $485.2 million in assets at March 31, 2024 and December 31, 2023, respectively, which accounted for approximately 53.3% and 52.4% of our total consolidated assets, respectively.

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2024 and December 31, 2023, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the Consolidated Financial Statements.

As of March 31, 2024, we have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of March 31, 2024 and December 31, 2023, $4.4 million and $4.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2024 and 2023 (dollars in millions):

	For the three months ended
	March 31, 2024	March 31, 2023
Interest expense	$2.6	$2.4
Debenture fee amortization	0.3	0.3
Total interest and financing expenses	$2.9	$2.7
Weighted average interest rate	3.2%	3.1%
Effective interest rate (including fee amortization)	3.6%	3.5%
Average debt outstanding	$325.0	$313.6
Cash paid for interest	$5.2	$4.7

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

As of both March 31, 2024 and December 31, 2023, the aggregate carrying amount of the Notes Payable were approximately $100.0 million. The Notes Payable are institutional, non-traded notes.

In connection with the issuance of the Notes Payable, we have incurred $2.3 million of fees which are being amortized over the term of the Notes Payable, of which $0.9 million and $1.0 million remains to be amortized as of March 31, 2024 and December 31, 2023, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the three months ended March 31, 2024 and 2023 (dollars in millions):

	For the three months ended
	March 31, 2024	March 31, 2023
Interest expense	$1.2	$1.2
Deferred financing costs	0.1	0.1
Total interest and financing expenses	$1.3	$1.3
Weighted average interest rate	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%
Average debt outstanding	$100.0	$100.0
Cash paid for interest	$2.4	$2.4

ATM Program

On August 11, 2023, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the Equity Distribution Agreement, we may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. We refer to our issuance and sale of shares under the Equity Distribution Agreement as the “ATM Program.”

We issued 581,614 shares during the three months ended March 31, 2023 under the ATM Program, for gross proceeds of $8.4 million and underwriting fees and other expenses of $0.2 million. The average per share offering price of shares issued in the ATM Program during the three months ended March 31, 2023 was $14.47. The Advisor agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less then net asset value per share. For the three months ended March 31, 2023, the Advisor reimbursed us $0.1 million, which resulted in net proceeds of $8.3 million, or $14.38 per share, excluding the impact of offering expenses. We did not issue any shares during the three months ended March 31, 2024 under the ATM Program.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2024, we had $34.1 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 56 existing portfolio companies. As of December 31, 2023, we had $36.7 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 57 existing portfolio companies. As of March 31, 2024, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

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

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	April 1, 2024	FairWave Holdings, LLC	Specialty coffee platform	$7,615,265	Senior Secured – First Lien
				$2,665,343	Delayed Draw Term Loan Commitment
				$1,142,290	Revolver Commitment
				$285,572	Equity
New Investment	April 11, 2024	WER Holdings, LLC	Regional provider of commercial landscaping services	$2,704,164	Senior Secured – First Lien
				$1,338,695	Delayed Draw Term Loan Commitment
				$401,609	Revolver Commitment
				$180,300	Equity
Add-On Investment	April 16, 2024	Impact Home Services LLC*	Residential garage door, electrical, and plumbing services provider	$8,932	Equity
				$90,773	Senior Secured – First Lien
Add-On Investment	April 22, 2024	Exacta Land Surveyors, LLC*	Provider of land survey and field management services to facilitate real estate transactions	$2,164	Equity

* Existing portfolio company

The Company realized the following portfolio company investment subsequent to March 31, 2024:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	May 1, 2024	Nutritional Medicinals, LLC*	Manufacturer and distributor of organic whole food, plant-based feeding tube formulas and meal replacement kits.	$11,421,291	$-	Senior Secured – First Lien
				$2,950,929	$1,978,126	Equity

* Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of May 9, 2024 was $172.5 million.

Dividend Declared

On April 3, 2024, the Board declared a regular monthly dividend for each of April 2024, May 2024, and June 2024 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
4/3/2024	4/29/2024	4/30/2024	5/15/2024	$0.1333
4/3/2024	5/31/2024	5/31/2024	6/14/2024	$0.1333
4/3/2024	6/28/2024	6/28/2024	7/15/2024	$0.1333

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve (the “Federal Reserve”) and other central banks had reduced certain interest rates. However, in March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. As of both March 31, 2024 and December 31, 2023, 98% of the loans in our portfolio bore interest at a floating rate. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of March 31, 2024 and December 31, 2023, the weighted average interest rate floor on our floating rate loans was 1.32% and 1.26%, respectively.

Assuming that the Consolidated Statements of Assets and Liabilities as of March 31, 2024 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$15.8	$(3.7)	$12.1
Up 150 basis points	11.9	(2.8)	9.1
Up 100 basis points	7.9	(1.8)	6.1
Up 50 basis points	4.0	(0.9)	3.1
Down 50 basis points	(4.0)	0.9	(3.1)
Down 100 basis points	(7.9)	1.8	(6.1)
Down 150 basis points	(11.9)	2.8	(9.1)
Down 200 basis points	(15.8)	3.7	(12.1)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to our Consolidated Financial Statements for more information on the incentive fee.
(2)	At March 31, 2024, the three month SOFR rate was 530 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2024 and 2023, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Annual Report on Form 10-K filed with the SEC on March 4, 2024, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

During the three months ended March 31, 2024, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2024.

No shares were issued under the distribution reinvestment program during either of the three months ended March 31, 2024 and 2023.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: May 9, 2024	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer