Form 10-Q
period 2024-09-30
Stellus Capital Investment Corp
filed 2024-11-07
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 7, 2024 was 27,057,738.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024
	(unaudited)	December 31, 2023
ASSETS
Controlled investments at fair value (amortized cost of $17,934,808 and $17,285,138, respectively)	$7,749,169	$6,175,994
Non-controlled, non-affiliated investments, at fair value (amortized cost of $891,385,080 and $884,858,412, respectively)	900,969,724	868,284,689
Cash and cash equivalents	38,580,261	26,125,741
Receivable for sales and repayments of investments	1,358,421	371,877
Interest receivable	6,272,194	4,882,338
Income tax receivable	1,817,371	1,588,708
Other receivables	67,995	42,995
Deferred offering costs	—	7,312
Prepaid expenses	256,724	606,674
Total Assets	$957,071,859	$908,086,328
LIABILITIES
Notes Payable	$99,331,757	$98,996,412
Credit Facility payable	154,578,467	156,564,776
SBA-guaranteed debentures	321,058,121	320,273,358
Dividends payable	3,604,347	—
Management fees payable	3,959,554	2,918,536
Income incentive fees payable	3,154,576	2,885,180
Interest payable	1,253,031	5,241,164
Related party payable	1,898,854	—
Unearned revenue	550,348	397,725
Administrative services payable	401,033	402,151
Deferred tax liability	—	188,893
Other accrued expenses and liabilities	996,484	278,345
Total Liabilities	$590,786,572	$588,146,540
Commitments and contingencies (Note 7)
Net Assets	$366,285,287	$319,939,788
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 27,039,364 and 24,125,642 issued and outstanding, respectively)	$27,039	$24,125
Paid-in capital	375,430,445	335,918,984
Total distributable loss	(9,172,197)	(16,003,321)
Net Assets	$366,285,287	$319,939,788
Total Liabilities and Net Assets	$957,071,859	$908,086,328
Net Asset Value Per Share	$13.55	$13.26

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INVESTMENT INCOME
From controlled investments:
Interest income	$—	$—	$81,636	$—
From non-controlled, non-affiliated investments
Interest income	25,338,361	26,223,986	75,460,156	75,295,485
Other income	1,159,898	941,040	3,579,415	2,529,905
Total Investment Income	$26,498,259	$27,165,026	$79,121,207	$77,825,390
OPERATING EXPENSES
Management fees	$3,959,554	$3,933,121	$11,664,020	$11,533,811
Valuation fees	151,535	139,267	343,753	332,762
Administrative services expenses	469,274	470,846	1,441,436	1,399,188
Income incentive fees	2,564,922	2,705,200	7,616,562	7,433,039
Capital gains incentive fee reversal	—	—	—	(569,528)
Professional fees	312,034	276,592	847,866	877,276
Directors’ fees	93,250	93,250	315,750	303,750
Insurance expense	126,362	123,725	376,840	366,156
Interest expense and other fees	7,956,403	8,049,063	23,840,473	24,037,462
Income tax expense	360,192	335,508	1,304,948	1,082,057
Other general and administrative expenses	245,043	217,655	908,185	727,754
Total Operating Expenses	$16,238,569	$16,344,227	$48,659,833	$47,523,727
Income incentive fee waiver	—	—	(1,826,893)	—
Total Operating Expenses, net of fee waivers	$16,238,569	$16,344,227	$46,832,940	$47,523,727
Net Investment Income	$10,259,690	$10,820,799	$32,288,267	$30,301,663
Net realized (loss) gain on non-controlled, non-affiliated investments	$(3,297,615)	$600,403	$(21,689,864)	$324,782
Net realized loss on foreign currency translations	(22,095)	(22,166)	(76,990)	(72,782)
Net change in unrealized appreciation on controlled investments	248,746	—	923,505	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	8,255,272	(13,793,320)	25,512,422	(24,338,195)
Net change in unrealized appreciation (depreciation) on foreign currency translations	14,588	(2,794)	5,099	(21,243)
(Provision) benefit for taxes on net unrealized (appreciation) depreciation on investments	—	(312)	188,893	(144,425)
Benefit for taxes on net realized loss on investments	2,221	—	2,221	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,460,807	$(2,397,390)	$37,153,553	$6,049,800
Net Investment Income Per Share—basic and diluted	$0.39	$0.47	$1.29	$1.42
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share – basic and diluted	$0.59	$(0.11)	$1.48	$0.28
Weighted Average Shares of Common Stock Outstanding—basic and diluted	26,326,426	22,824,221	25,066,626	21,289,880
Distributions Per Share—basic and diluted	$0.40	$0.41	$1.21	$1.22

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	earnings (loss)	Net Assets
Balances at December 31, 2022	19,666,769	$19,667	$275,114,720	$642,226	$275,776,613
Net investment income	—	—	—	9,067,620	9,067,620
Net realized gain on investments	—	—	—	34,967	34,967
Net realized loss on foreign currency translations	—	—	—	(39,912)	(39,912)
Net change in unrealized depreciation on investments	—	—	—	(4,249,642)	(4,249,642)
Net change in unrealized appreciation on foreign currency translations	—	—	—	1,874	1,874
Provision for taxes on unrealized appreciation on investments	—	—	—	(78,760)	(78,760)
Distributions from net investment income	—	—	—	(7,951,284)	(7,951,284)
Issuance of common stock, net of offering costs(1)	581,614	581	8,289,988	—	8,290,569
Balances at March 31, 2023	20,248,383	$20,248	$283,404,708	$(2,572,911)	$280,852,045
Net investment income	—	—	—	10,413,244	10,413,244
Net realized loss on non-controlled, non-affiliated investments	—	—	—	(310,588)	(310,588)
Net realized loss on foreign currency translation	—	—	—	(10,704)	(10,704)
Net change in unrealized depreciation on non-controlled, non-affiliated investments	—	—	—	(6,295,233)	(6,295,233)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(20,323)	(20,323)
Provision for taxes on unrealized appreciation on investments	—	—	—	(65,353)	(65,353)
Distributions from net investment income	—	—	—	(8,659,144)	(8,659,144)
Issuance of common stock, net of offering costs(1)	2,309,521	2,310	32,418,774	—	32,421,084
Balances at June 30, 2023	22,557,904	$22,558	$315,823,482	$(7,521,012)	$308,325,028
Net investment income	—	—	—	10,820,799	10,820,799
Net realized gain on investments	—	—	—	600,403	600,403
Net realized loss on foreign currency translation	—	—	—	(22,166)	(22,166)
Net change in unrealized depreciation on investments	—	—	—	(13,793,320)	(13,793,320)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(2,794)	(2,794)
Providion for taxes on unrealized appreciation on investments	—	—	—	(312)	(312)
Distributions from net investment income	—	—	—	(9,269,208)	(9,269,208)
Issuance of common stock, net of offering costs(1)	1,567,738	1,567	21,465,783	—	21,467,350
Balances at September 30, 2023	24,125,642	$24,125	$337,289,265	$(19,187,610)	$318,125,780

Balances at December 31, 2023	24,125,642	$24,125	$335,918,984	$(16,003,321)	$319,939,788
Net investment income	—	—	—	10,235,916	10,235,916
Net realized loss on investments	—	—	—	(20,384,731)	(20,384,731)
Net realized loss on foreign currency translations	—	—	—	(25,106)	(25,106)
Net change in unrealized appreciation on investments	—	—	—	23,518,590	23,518,590
Net change in unrealized depreciation on foreign currency translations	—	—	—	(3,602)	(3,602)
Provision for taxes on unrealized appreciation on investments	—	—	—	(192,607)	(192,607)
Distributions from net investment income	—	—	—	(9,647,844)	(9,647,844)
Balances at March 31, 2024	24,125,642	$24,125	$335,918,984	$(12,502,705)	$323,440,404
Net investment income	—	—	—	11,792,661	11,792,661
Net realized gain on investments	—	—	—	1,992,482	1,992,482
Net realized loss on foreign currency translations	—	—	—	(29,789)	(29,789)
Net change in unrealized depreciation on investments	—	—	—	(5,586,681)	(5,586,681)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(5,887)	(5,887)
Benefit for taxes on unrealized depreciation on investments	—	—	—	381,500	381,500
Distributions from net investment income	—	—	—	(10,049,073)	(10,049,073)
Issuance of common stock, net of offering costs(1)	1,855,356	1,856	25,248,020	—	25,249,876
Balances at June 30, 2024	25,980,998	$25,981	$361,167,004	$(14,007,492)	$347,185,493
Net investment income	—	—	—	10,259,690	10,259,690
Net realized loss on investments	—	—	—	(3,297,615)	(3,297,615)
Net realized loss on foreign currency translation	—	—	—	(22,095)	(22,095)
Net change in unrealized appreciation on investments	—	—	—	8,504,018	8,504,018
Net change in unrealized appreciation on foreign currency translations	—	—	—	14,588	14,588
Benefit for taxes on net realized loss on investments	—	—	—	2,221	2,221
Distributions from net investment income	—	—	—	(10,625,512)	(10,625,512)
Issuance of common stock, net of offering costs(1)	1,058,366	1,058	14,263,441	—	14,264,499
Balances at September 30, 2024	27,039,364	$27,039	$375,430,445	$(9,172,197)	$366,285,287

(1) See Note 4 to the consolidated financial statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$37,153,553	$6,049,800
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(112,624,812)	(139,650,422)
Proceeds from sales and repayments of investments	87,308,914	79,053,967
Net change in unrealized (appreciation) depreciation on investments	(26,435,927)	24,338,195
Net change in unrealized (appreciation) depreciation on foreign currency translations	(5,099)	21,087
Increase in investments due to PIK	(2,490,856)	(2,732,530)
Amortization of premium and accretion of discount, net	(2,045,992)	(2,078,183)
Deferred tax (benefit) provision	(188,893)	144,425
Amortization of loan structure fees	825,891	436,257
Amortization of deferred financing costs	335,345	334,122
Amortization of loan fees on SBA-guaranteed debentures	784,763	938,247
Net realized loss (gain) on investments	21,689,864	(324,782)
Changes in other assets and liabilities
Increase in interest receivable	(1,389,856)	(1,615,612)
Increase in income tax receivable	(228,663)	—
Increase in other receivables	(25,000)	(26,250)
Decrease in prepaid expenses	349,950	517,512
Increase (decrease) in management fees payable	1,041,018	(3,217,286)
Increase in income incentive fees payable	269,396	594,142
Decrease in capital gains incentive fees payable	—	(569,528)
(Decrease) increase in administrative services payable	(1,118)	45,708
Decrease in interest payable	(3,988,133)	(3,324,507)
Increase (decrease) in related party payable	1,898,854	(1,060,321)
Increase in unearned revenue	152,623	22,535
Decrease in income tax payable	—	(59,004)
Increase (decrease) in other accrued expenses and liabilities	718,139	(272,305)
Net Cash Provided (Used) in Operating Activities	$3,103,961	$(42,434,733)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$40,370,901	$63,348,436
Sales load for common stock issued	(606,145)	(943,248)
Offering costs paid for common stock issued	(243,067)	(225,085)
Stockholder distributions paid	(26,718,082)	(22,663,688)
Proceeds from SBA-guaranteed debentures	—	11,400,000
Financing costs paid on SBA-guaranteed debentures	—	(277,590)
Financing costs paid on Credit Facility	(101,348)	(35,000)
Borrowings under Credit Facility	122,400,000	79,700,000
Repayments of Credit Facility	(125,751,700)	(116,701,700)
Net Cash Provided by Financing Activities	$9,350,559	$13,602,125
Net Increase (Decrease) in Cash and Cash Equivalents	$12,454,520	$(28,832,608)
Cash and Cash Equivalents Balance at Beginning of Period	$26,125,741	$48,043,329
Cash and Cash Equivalents Balance at End of Period	$38,580,261	$19,210,721
Supplemental and Non-Cash Activities
Cash paid for interest expense	$25,882,607	$25,653,343
Income and excise tax paid	1,533,611	1,141,061
Increase in distributions payable	3,604,347	3,215,948
Decrease in deferred offering costs	(7,312)	(1,100)

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Controlled investments	(24)
EH Real Estate Services, LLC	(13)									Skokie, IL
Term Loan A-1	(16)	First Lien		15.00%		-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$1,882,226	1,882,226	319,978	0.09%
Term Loan A-2	(16)	First Lien		15.00%		-%	-%	4/3/2023	9/3/2026		650,943	650,943	110,660	0.03%
Term Loan A-3	(16)	First Lien		15.00%		-%	-%	6/7/2023	9/3/2026		230,678	230,678	39,215	0.01%
Term Loan A-4	(16)	First Lien		15.00%		-%	-%	7/12/2023	9/3/2026		1,505,537	1,505,537	1,505,537	0.41%
Term Loan A-5	(16)	First Lien		15.00%		-%	-%	1/8/2024	9/3/2026		5,710,182	5,710,182	5,710,182	1.56%
Revolver	(16)(23)	First Lien		15.00%		-%	-%	10/3/2023	9/3/2026		63,597	63,597	63,597	0.02%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	-	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$17,934,808	$7,749,169	2.12%
Total Control investments												$17,934,808	$7,749,169	2.12%
Non-controlled, non-affiliated investments	(4)(5)
2X LLC	(9)									Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		6/5/2023	6/5/2028	Services: Business	$5,445,206	5,336,956	5,417,980	1.48%
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		10/31/2023	6/5/2028		1,433,904	1,403,548	1,426,734	0.39%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		6/5/2023	6/5/2028		12,500	12,500	12,438	0.00%
2X Investors LP Class A Units		Equity						6/5/2023			58,949	589,496	651,055	0.18%
Total												$7,342,500	$7,508,207	2.05%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.87%		5/7/2021	5/7/2026	Services: Business	$15,081,618	14,997,980	15,081,618	4.12%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.87%		5/7/2021	5/7/2026		519,608	519,608	519,608	0.14%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	64,757	0.02%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	582,809	0.16%
Total												$16,297,000	$16,248,792	4.44%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	2.00%	11.10%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,925,000	9,751,445	9,825,750	2.68%
AdCellerant Holdings, LLC Serires A Units		Equity						12/12/2023			728,710	728,710	655,496	0.18%
Total												$10,480,155	$10,481,246	2.86%
ADS Group Opco, LLC	(27)(28)									Lakewood, CO
Term Loan (SBIC II)	(5)	First Lien		0.00%		-%		6/4/2021	12/31/2027	Aerospace & Defense	$13,456,132	13,344,355	11,706,835	3.20%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class D Units		Equity						9/30/2024			432	-	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			48,216	179,316	-	0.00%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$14,291,600	$11,706,835	3.20%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)	First Lien	1M SOFR+	7.50%	1.00%	12.38%		11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,843,750	16,703,373	15,917,343	4.34%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,562	156,182	190,402	0.05%
Total												$17,387,950	$16,107,745	4.39%
AGT Robotique Inc.	(9)									Trois Rivieres, Canada
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.85%		6/24/2024	6/22/2029	Capital Equipment	$10,700,113	10,493,718	10,486,111	2.86%
Total												$10,493,718	$10,486,111	2.86%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.50%	10.85%		3/31/2023	3/31/2028	Capital Equipment	$8,151,543	7,996,635	8,110,785	2.21%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.85%		3/31/2023	3/31/2028		99,500	98,399	99,003	0.03%
AR-USA Holdings, LLC Class A Units	(6)	Equity						3/31/2023			141	135,778	174,387	0.05%
Total												$8,230,812	$8,384,175	2.29%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	9.65%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,199	94,165	0.03%
Term Loan	(11)	First Lien	6M SOFR+	5.75%	0.75%	11.23%		12/5/2023	7/1/2029		9,633,099	9,460,999	9,584,934	2.62%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	42,813	204,429	0.06%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	22,222	58,408	0.02%
Total												$9,619,233	$9,941,936	2.73%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		3/5/2021	5/9/2028	Services: Business	$9,119,534	9,057,602	9,119,534	2.49%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		4/15/2022	5/9/2028		2,845,931	2,822,326	2,845,931	0.78%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	416,800	2,212,764	0.60%
SG AL Investment, LLC Common-A Units		Equity						12/22/2023			239	492,905	985,826	0.27%
Total												$12,789,633	$15,164,055	4.14%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	32,745	0.01%
Total												$375,000	$32,745	0.01%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	3,652,778	1.00%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	10,775,157	2.94%
Total												$-	$14,427,935	3.94%
ArborWorks, LLC	(22)									Oakhurst, CA
Term Loan	(11)(17)	First Lien	1M SOFR+	6.50%	-%	-%	-%	11/6/2023	11/6/2028	Environmental Industries	$3,461,538	3,461,538	3,288,461	0.90%
Revolver	(17)	First Lien		15.00%	-%	-%	-%	11/6/2023	11/6/2028		1,732,563	1,732,563	1,645,935	0.45%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	2,827,610	0.77%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$8,804,948	$7,762,006	2.12%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	10.50%		3/22/2022	3/22/2028	Capital Equipment	$9,428,750	9,309,083	9,428,750	2.57%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	10.50%		4/17/2023	3/22/2028		1,879,408	1,850,592	1,879,408	0.51%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.50%		3/22/2022	3/22/2028		99,250	98,574	99,250	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	1,515,248	0.41%
Total												$11,701,885	$12,922,656	3.52%
Baker Manufacturing Company, LLC										Evansville, IN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	1M SOFR+	5.25%	1.00%	10.71%		7/5/2022	7/5/2027	Capital Equipment	$12,738,093	12,578,797	12,610,712	3.44%
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022			743,770	743,770	811,046	0.22%
Total												$13,322,567	$13,421,758	3.66%
Bart & Associates, LLC	(9)									McLean, VA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.85%		8/16/2024	8/16/2030	High Tech Industries	$8,942,723	8,787,783	8,787,783	2.40%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.00%	10.07%		8/16/2024	8/16/2030		209,335	209,335	205,708	0.06%
B&A Partners Holding, LLC		Equity						8/16/2024			418,671	418,671	418,671	0.11%
Total												$9,415,789	$9,412,162	2.57%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,271,777	0.35%
Total												$983,608	$1,271,777	0.35%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	11.84%		8/28/2019	8/28/2025	Beverage & Food	$15,416,667	15,416,666	15,416,667	4.21%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	1,782,048	0.49%
Total												$16,332,681	$17,198,715	4.70%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	10.00%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$9,942,500	9,855,182	9,942,500	2.71%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	556,774	0.15%
Total												$10,105,182	$10,499,274	2.86%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.80%		2/19/2021	2/19/2026	Services: Business	$8,461,837	8,406,871	8,461,837	2.31%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	250,000	347,212	0.09%
Total												$8,656,871	$8,809,049	2.40%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	6.75%	1.00%	11.70%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,526,683	4,435,428	4,526,683	1.24%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	69,698	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(6)	Equity						3/15/2023			341,091	333,925	377,584	0.10%
Total												$4,832,314	$4,973,965	1.36%
CF Arch Holdings LLC										Houston, TX
Class A Units		Equity						8/10/2022		Services: Business	100,000	100,000	185,382	0.05%
Total												$100,000	$185,382	0.05%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.00%	11.21%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,804,517	13,682,968	13,597,449	3.71%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.79%		9/1/2021	9/1/2026		2,980,944	2,967,300	2,936,230	0.80%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	190,572	0.05%
Total												$16,871,198	$16,724,251	4.56%
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	12.55%		2/24/2022	2/7/2027	Retail	$13,151,804	13,081,907	12,954,527	3.54%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	12.55%		3/27/2023	2/7/2027		1,676,982	1,665,768	1,651,827	0.45%
Revolver	(11)	First Lien	3M SOFR+	7.00%	2.00%	11.85%		2/24/2022	2/7/2027		81,667	81,667	80,442	0.02%
Total												$14,829,342	$14,686,796	4.01%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.25%		12/21/2020	12/21/2025	Services: Consumer	$6,607,366	6,569,248	6,541,292	1.79%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	1	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	145,477	0.04%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	-	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	31,065	0.01%
Total												$7,202,396	$6,717,835	1.84%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.83%		8/2/2023	8/2/2028	Environmental Industries	$9,523,137	9,327,191	9,189,827	2.51%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.83%		8/2/2023	8/2/2028		72,667	72,667	70,124	0.02%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			2,508	250,761	178,737	0.05%
Total												$9,650,619	$9,438,688	2.58%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.25%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,900,000	4,831,638	4,826,500	1.32%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.25%		11/22/2022	11/22/2027		28,333	28,333	27,908	0.01%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	219,442	0.06%
Total												$5,145,685	$5,073,850	1.39%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.10%		6/30/2023	6/30/2028	High Tech Industries	$10,008,087	9,846,742	9,958,047	2.72%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	887,500	0.24%
Total												$10,473,432	$10,845,547	2.96%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.00%		7/29/2022	7/29/2027	Services: Business	$12,798,801	12,639,181	12,478,831	3.41%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.00%		7/29/2022	7/29/2027		85,000	85,000	82,875	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	650,834	0.18%
Total												$13,464,180	$13,212,540	3.61%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	11.20%		11/1/2019	11/1/2025	Consumer Goods: Durable	$8,655,996	8,636,491	8,612,716	2.35%
Total												$8,636,491	$8,612,716	2.35%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
EHI Buyer, Inc.										Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units	(6)	Equity						7/31/2023		Environmental Industries	618	430,653	952,992	0.26%
Total												$430,653	$952,992	0.26%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M SOFR+	8.00%	2.00%	11.00%	2.00%	1/31/2020	6/30/2025	Aerospace & Defense	$8,667,932	8,655,148	8,407,894	2.30%
Term Loan		Unsecured		15.00%			15.00%	10/26/2023	1/31/2026		63,416	63,416	47,562	0.01%
Revolver A	(11)	First Lien	1M SOFR+	8.00%	2.00%	11.00%	2.00%	1/31/2020	6/30/2025		1,432,130	1,432,130	1,389,166	0.38%
Revolver B	(11)	First Lien	1M SOFR+	8.00%	2.00%	11.00%	2.00%	3/1/2023	6/30/2025		674,390	674,390	654,158	0.18%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			1,048,896	901,489	-	0.00%
Total												$11,726,573	$10,498,780	2.87%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	-	0.00%
Class B Common Units		Equity						12/30/2014			3,017	-	910,393	0.25%
Total												$-	$910,393	0.25%
Equine Network, LLC	(9)									Boulder, CO
Term A Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.50%	1.00%	11.46%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$5,891,577	5,773,893	5,862,119	1.60%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.46%		5/22/2023	5/22/2028		59,400	59,400	59,103	0.02%
Total												$5,833,293	$5,921,222	1.62%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.58%		12/7/2023	12/7/2028	Services: Business	$9,950,000	9,775,550	9,850,500	2.69%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			473,485	473,485	475,600	0.13%
Total												$10,249,035	$10,326,100	2.82%
Evriholder Acquisition, Inc.	(9)									Anaheim, CA
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.75%	1.50%	11.70%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,507,475	12,279,046	12,444,938	3.40%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,405,431	0.38%
Total												$13,152,379	$13,850,369	3.78%
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.50%	1.00%	2/8/2019	7/31/2025	Services: Business	$16,313,942	16,313,941	15,498,244	4.22%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.50%	1.00%	7/15/2022	7/31/2025		991,910	991,910	942,315	0.26%
Term Loan		Unsecured					15.00%	4/22/2024	6/30/2026		90,773	90,773	72,165	0.02%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,338,661	1,124,414	62,352	0.02%
Total												$18,521,038	$16,575,076	4.52%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	11.20%		3/16/2022	3/16/2027	Services: Business	$8,744,632	8,673,253	8,657,186	2.36%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	343,682	0.09%
Total												$9,050,788	$9,000,868	2.45%
FairWave Holdings, LLC	(9)									Kansas City, MO
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.10%		4/1/2024	4/1/2029	Beverage & Food	$7,577,189	7,419,139	7,387,759	2.02%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.10%		4/1/2024	4/1/2029		342,687	342,687	334,120	0.09%
GRC Java Holdings, LLC Class A Units		Equity						4/1/2024			2,856	285,572	305,218	0.08%
Total												$8,047,398	$8,027,097	2.19%
FiscalNote Boards LLC	(7)(9)									Toronto, Canada
Term Loan	(11)	First Lien	1M SOFR+	6.00%	1.00%	10.85%		3/11/2024	3/12/2029	Services: Business	$4,290,026	4,211,668	4,204,225	1.15%
FCP-Connect Holdings LLC Class A Common Shares		Equity						5/28/2024			284	-	-	0.00%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity						5/28/2024			284	190,382	227,482	0.06%
Total												$4,402,050	$4,431,707	1.21%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	11.25%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,775,000	9,647,001	9,775,000	2.67%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.25%		4/29/2022	4/29/2028		56,000	56,000	56,000	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.25%		4/29/2022	4/29/2028		53,347	53,347	53,347	0.01%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	613,556	0.17%
Total												$10,118,782	$10,497,903	2.87%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	13.70%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,481,208	4,432,500	1.21%
Total												$4,481,208	$4,432,500	1.21%
Green Intermediateco II, Inc.										Irvine, CA
Term Loan	(11)	First Lien	3M SOFR+	6.75%	2.00%	11.35%		8/8/2023	8/8/2028	High Tech Industries	$11,058,549	10,830,734	10,837,378	2.96%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.75%	2.00%	11.35%		8/8/2023	8/8/2028		405,067	400,745	396,966	0.11%
Green Topco Holdings, LLC Class A Units	(6)	Equity						8/8/2023			271,401	251,303	282,558	0.08%
Total												$11,482,782	$11,516,902	3.15%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	2.00%	11.50%		10/18/2019	2/28/2026	Beverage & Food	$12,292,539	12,282,174	12,292,539	3.36%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.75%		10/18/2019	2/28/2026		2,439,394	2,439,394	2,439,394	0.67%
HV GS Acquisition, LP Class A Interests	(6)	Equity						10/2/2019			2,144	563,209	4,476,891	1.22%
Total												$15,284,777	$19,208,824	5.25%
Guidant Corp.	(9)									Erie, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		3/11/2024	3/12/2029	Energy: Oil & Gas	$9,979,073	9,659,419	9,929,178	2.71%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			515,578	515,578	753,729	0.21%
Total												$10,174,997	$10,682,907	2.92%
Health Monitor Holdings, LLC										Montvale, NJ
Series A Preferred Units		Equity						5/15/2019		Media: Advertising, Printing & Publishing	1,105,838	1,052,919	1,704,550	0.47%
Total												$1,052,919	$1,704,550	0.47%
Heartland Business Systems, LLC										Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	11.00%		8/26/2022	8/26/2027	Services: Business	$9,800,000	9,674,239	9,800,000	2.68%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.00%		8/26/2022	8/26/2027		49,250	48,897	49,250	0.01%
AMCO HBS Holdings, LP Class A Units	(6)	Equity						8/26/2022			2,861	219,823	648,163	0.18%
Total												$9,942,959	$10,497,413	2.87%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan		First Lien		12.00%		8.00%	4.00%	12/17/2021	12/17/2026	Services: Business	$13,237,517	13,107,480	12,972,767	3.54%
Revolver		First Lien		12.00%		8.00%	4.00%	12/17/2021	12/17/2026		97,003	97,003	95,063	0.03%
Delayed Draw Term Loan		First Lien		12.00%		8.00%	4.00%	12/17/2021	12/17/2026		321,573	319,763	315,142	0.09%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	545,316	0.15%
Total												$15,155,837	$13,928,288	3.81%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	3,892,392	1.06%
Total												$-	$3,892,392	1.06%
Impact Home Services LLC	(9)									Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		4/28/2023	4/28/2028	Services: Consumer	$5,862,688	5,749,054	5,598,867	1.53%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		10/11/2023	4/28/2028		534,321	523,260	510,277	0.14%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		6/30/2023	4/28/2028		266,486	261,185	254,494	0.07%
Revolver	(11)(32)	First Lien	3M SOFR+	6.50%	2.00%	11.10%		4/28/2023	4/28/2028		82,500	82,500	78,788	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			375	375,156	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity						1/31/2024			38	37,962	35,232	0.01%
Total												$7,029,117	$6,477,658	1.77%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	10.10%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$7,479,576	7,408,843	7,442,178	2.03%
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.10%		6/6/2024	11/1/2026		2,546,718	2,513,001	2,533,984	0.69%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.10%		11/1/2021	11/1/2026		1,466,438	1,456,489	1,459,106	0.40%
Tower Arch Infolinks Media, LP LP Interests	(6)(15)	Equity						10/28/2021			452,781	210,658	716,313	0.20%
Total												$11,588,991	$12,151,581	3.32%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	10.50%		7/30/2021	7/30/2026	High Tech Industries	$8,416,473	8,347,867	8,416,473	2.30%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	10.50%		3/31/2022	7/30/2026		6,344,892	6,286,294	6,344,892	1.73%
Credit Connection Holdings, LLC Series A Units		Equity						7/30/2021			804,384	804,384	1,326,756	0.36%
Total												$15,438,545	$16,088,121	4.39%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	10.91%		2/15/2022	2/15/2027	High Tech Industries	£9,750,000	$13,115,004	$12,961,806	3.54%
Revolver	(11)	First Lien	1M SOFR+	5.75%	1.00%	10.71%		2/15/2022	2/15/2027		60,000	60,000	59,700	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	11.26%		2/15/2022	2/15/2027		81,667	81,196	81,259	0.02%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	988,550	0.27%
Total												$14,039,956	$14,091,315	3.85%
Integrated Oncology Network, LLC										Newport Beach, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.48%		7/17/2019	6/24/2025	Healthcare & Pharmaceuticals	$15,569,691	15,569,690	15,569,690	4.25%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.48%		11/1/2021	6/24/2025		1,077,739	1,077,739	1,077,739	0.29%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	11.17%		7/17/2019	6/24/2025		553,517	553,517	553,517	0.15%
Total												$17,200,946	$17,200,946	4.69%
Intuitive Health, LLC										Plano, TX
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	11.43%		10/18/2019	10/18/2027	Healthcare & Pharmaceuticals	$5,771,920	5,728,093	5,771,920	1.58%
Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	11.43%		10/18/2019	10/18/2027		8,117,989	8,056,751	8,117,989	2.22%
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	11.43%		8/31/2021	10/18/2027		3,040,324	3,015,060	3,040,324	0.83%
Legacy Parent, Inc. Class A Common Stock		Equity						10/30/2020			58	-	352,054	0.10%
Total												$16,799,904	$17,282,287	4.73%
Invincible Boat Company LLC										Opa Locka, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.25%		8/28/2019	8/28/2025	Consumer Goods: Durable	$5,356,627	5,336,672	5,222,711	1.43%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.25%		8/28/2019	8/28/2025		4,944,579	4,926,068	4,820,965	1.32%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.50%	11.25%		6/1/2021	8/28/2025		1,099,244	1,093,806	1,071,763	0.29%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.25%		8/28/2019	8/28/2025		1,063,830	1,063,830	1,037,234	0.28%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	931,806	0.25%
Total												$13,720,067	$13,084,479	3.57%
J.R. Watkins, LLC	(29)									San Francisco, CA
Term Loan (SBIC)	(4)(19)	First Lien		12.00%		-%	-%	12/22/2017	5/3/2026	Consumer Goods: Non-Durable	$13,597,208	13,597,207	3,059,372	0.84%
Revolver (SBIC)	(4)(19)	First Lien		5.00%		-%	-%	5/3/2024	5/3/2026		1,125,000	1,125,000	253,125	0.07%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	-	0.00%
Total												$15,854,783	$3,312,497	0.91%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	11.25%	1.00%	11/9/2021	11/9/2027	Consumer Goods: Durable	$7,439,890	7,369,350	7,291,092	1.99%
Revolver	(11)	First Lien	3M SOFR+	7.50%	1.00%	11.25%	1.00%	11/9/2021	11/9/2027		33,357	33,357	32,690	0.01%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	-	0.00%
Total												$7,777,707	$7,323,782	2.00%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	12.01%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$12,985,109	12,830,710	12,790,332	3.49%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	119,424	0.03%
Total												$13,221,984	$12,909,756	3.52%
Luxium Solutions, LLC										Deerfield Beach, OH
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.25%	1.00%	11.10%		5/10/2024	12/1/2027	High Tech Industries	$8,272,996	8,160,407	8,190,266	2.24%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	11.10%		5/10/2024	12/1/2027		1,197,250	1,188,797	1,185,278	0.32%
Total												$9,349,204	$9,375,544	2.56%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.75%		9/2/2022	9/2/2027	Consumer Goods: Durable	$94,109	93,195	93,168	0.03%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.75%		9/2/2022	9/2/2027		46,667	46,667	46,200	0.01%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	93,257	0.03%
Total												$239,862	$232,625	0.07%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	1M SOFR+	7.00%	1.00%	11.85%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$4,461,279	4,365,256	4,394,360	1.20%
Revolver	(11)	First Lien	1M SOFR+	7.00%	1.00%	11.85%		12/30/2022	12/30/2027		26,316	26,316	25,921	0.01%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			394,767	394,767	273,814	0.07%
Total												$4,786,339	$4,694,095	1.28%
MedLearning Group, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.10%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,317,855	4,240,625	4,231,498	1.16%
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.10%		3/26/2024	12/30/2027		2,530,933	2,485,664	2,480,314	0.68%
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.10%		3/26/2024	12/30/2027		2,066,506	2,029,640	2,025,176	0.55%
Total												$8,755,929	$8,736,988	2.39%
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	10.35%		12/21/2023	12/21/2028	Capital Equipment	$4,962,500	4,874,728	4,937,688	1.35%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	2.00%	10.35%		12/21/2023	12/21/2028		2,690,848	2,665,322	2,677,394	0.73%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	710,825	0.19%
Total												$8,049,265	$8,325,907	2.27%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	1.00%	10.95%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$7,919,732	7,868,824	7,919,732	2.16%
Total												$7,868,824	$7,919,732	2.16%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.48%	2.00%	11.08%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$15,931,500	15,811,080	15,692,527	4.28%
Revolver	(11)	First Lien	3M SOFR+	6.48%	2.00%	11.08%		5/19/2021	5/19/2026		50,000	50,000	49,250	0.01%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	702,603	0.19%
Total												$16,794,413	$16,444,380	4.48%
Monarch Behavioral Therapy, LLC	(9)									Addison, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.00%	1.00%	9.85%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$6,747,723	6,618,106	6,612,769	1.81%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.85%		6/6/2024	6/6/2030		144,543	144,543	141,652	0.04%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.85%		6/6/2024	6/6/2030		130,089	128,794	127,487	0.03%
BI Investors, LLC Class A Units	(6)	Equity						6/6/2024			4,286	424,738	449,928	0.12%
Total												$7,316,181	$7,331,836	2.00%
Monitorus Holding, LLC	(7)									London, UK
Term Loan		First Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027	Media: Diversified & Production	$104,118	103,531	104,118	0.03%
Revolver		First Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€104,118	113,193	113,193	0.03%
Delayed Draw Term Loan		First Lien		14.00%		10.00%	4.00%	5/24/2022	5/24/2027		€104,118	105,087	105,087	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%		-%	8.00%	11/15/2023	3/31/2025		€5,532	5,939	6,190	0.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%		-%	8.00%	3/1/2024	6/30/2025		€12,241	13,290	13,697	0.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%		-%	8.00%	9/30/2024	12/21/2025		€11,629	13,002	13,013	0.00%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	13,970	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	13,970	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	13,970	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	13,970	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	13,970	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	13,970	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	13,970	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	13,970	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	13,970	0.00%
Total												$454,446	$481,028	0.09%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Freemont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	11.10%		8/3/2023	8/3/2029	Construction & Building	$4,406,143	4,320,850	4,362,082	1.19%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	11.10%		8/3/2023	8/3/2029		1,709,900	1,692,534	1,692,801	0.46%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	374,709	0.10%
Total												$6,393,714	$6,429,592	1.75%
Naumann/Hobbs Material Handling Corporation II, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.35%		8/30/2019	8/30/2025	Services: Business	$8,173,693	8,161,485	8,173,693	2.23%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.35%		8/30/2019	8/30/2025		5,154,361	5,146,746	5,154,361	1.41%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.35%		8/30/2019	8/30/2025		1,763,033	1,763,033	1,763,033	0.48%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	472,090	0.13%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	472,090	0.13%
Total												$15,512,022	$16,035,267	4.38%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.35%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,895,874	4,962,500	1.35%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.35%		10/12/2022	10/12/2027		66,667	66,667	66,667	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.35%		10/12/2022	10/12/2027		100,000	99,146	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	242,269	0.07%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	114,612	0.03%
Total												$5,389,410	$5,486,048	1.50%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.75%	1.00%	13.45%		5/6/2019	5/6/2026	Services: Consumer	$7,615,000	7,582,377	7,500,775	2.05%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	575,938	0.16%
Total												$8,377,379	$8,076,713	2.21%
NuSource Financial Acquisition, Inc.										Eden Prairie, MN
Term Loan (SBIC II)	(5)	Unsecured		13.75%		8.00%	5.75%	1/29/2021	1/31/2027	Services: Business	6,390,660	6,350,484	6,390,660	1.74%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$6,350,484	$6,390,660	1.74%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	11.60%		11/16/2022	11/16/2027	Services: Business	$12,351,615	12,178,925	12,351,615	3.37%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	957,568	0.26%
Total												$12,785,667	$13,309,183	3.63%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	4,784,523	1.31%
Total												$119,281	$4,784,523	1.31%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.75%		7/1/2019	1/1/2026	Transportation & Logistics	$13,882,311	13,882,310	13,743,488	3.75%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	10.75%		7/1/2019	1/1/2026		1,820,631	1,820,631	1,802,425	0.49%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.75%		7/1/2019	1/1/2026		571,195	571,195	565,483	0.15%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.75%		7/1/2019	1/1/2026		960,000	960,000	950,400	0.26%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			471,211	9,995	361,691	0.10%
Total												$17,244,131	$17,423,487	4.75%
Pearl Media Holdings, LLC	(25)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.00%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$9,594,444	9,471,324	9,402,555	2.57%
Total												$9,471,324	$9,402,555	2.57%
Peltram Group Holdings LLC										Auburn, WA
Class A Units	(6)	Equity						12/30/2021		Construction & Building	508,516	492,499	517,898	0.14%
Total												$492,499	$517,898	0.14%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	10.10%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$12,227,525	12,198,848	12,044,112	3.29%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	1,798,496	0.49%
Total												$12,198,848	$13,842,608	3.78%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	4.50%	1.50%	10.54%		1/31/2023	1/31/2029	Beverage & Food	$8,815,327	8,675,776	8,815,327	2.41%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	782,543	0.21%
Total												$9,386,376	$9,597,870	2.62%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.90%		5/1/2023	8/2/2027	High Tech Industries	$5,910,000	5,823,592	5,910,000	1.61%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.90%		5/1/2023	8/2/2027		37,543	37,543	37,543	0.01%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	137,126	0.04%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			81,251	78,390	78,390	0.02%
Total												$6,104,603	$6,163,059	1.68%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	6.25%	1.00%	11.81%		4/28/2021	9/28/2028	Construction & Building	$8,723,694	8,671,779	8,636,457	2.36%
Total												$8,671,779	$8,636,457	2.36%
Said Intermediate, LLC	(9)									Boston, MA
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	10.35%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$7,461,818	7,319,963	7,275,273	1.99%
FCP-Said Holdings, LLC Class A Common Shares		Equity						6/13/2024			804	-	-	0.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity						6/13/2024			852	350,649	311,896	0.09%
Total												$7,670,612	$7,587,169	2.08%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.80%		1/7/2020	1/7/2025	Services: Business	$12,148,958	12,129,736	12,148,958	3.32%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	556,487	0.15%
Total												$12,795,466	$12,705,445	3.47%
Service Minds Company, LLC	(30)									Bradenton, FL
Term Loan	(11)	First Lien	PRIME+	6.50%	1.00%	-%	-%	2/7/2022	2/7/2028	Services: Consumer	$5,431,921	5,369,504	3,720,866	1.02%
Revolver	(11)	First Lien	PRIME+	6.50%	1.00%	-%	-%	2/7/2022	2/7/2028		83,533	83,533	57,220	0.02%
Revolver	(11)	First Lien	PRIME+	6.50%	1.00%	-%	-%	7/2/2024	2/7/2028		20,223	20,223	13,853	0.00%
Revolver	(11)	First Lien	PRIME+	6.50%	1.00%	-%	-%	9/13/2024	2/7/2028		10,000	10,000	6,850	0.00%
Delayed Draw Term Loan	(11)	First Lien	PRIME+	6.50%	1.00%	-%	-%	2/7/2022	2/7/2028		99,116	98,457	67,894	0.02%
Total												$5,581,717	$3,866,683	1.06%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units	(6)	Equity						3/1/2021		Aerospace & Defense	546,543	513,825	798,989	0.22%
Total												$513,825	$798,989	0.22%
Teckrez, LLC	(9)									Jacksonville, FL
Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.70%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$4,294,212	4,233,424	4,229,799	1.15%
Revolver	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.70%		5/24/2024	11/30/2028		267,841	267,841	263,823	0.07%
HH-Teckrez Parent, LP Preferred Units		Equity									90,139	90,139	108,137	0.03%
Total												$4,591,404	$4,601,759	1.25%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.20%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,396,879	10,183,105	10,344,895	2.82%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.20%		9/30/2024	8/7/2028		804,031	787,950	800,011	0.22%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			434,504	434,504	301,409	0.08%
Total												$11,405,559	$11,446,315	3.12%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.75%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$92,854	92,111	89,604	0.02%
Total												$92,111	$89,604	0.02%
Trade Education Acquisition, L.L.C.	(18)									Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien			1.00%	-%	-%	12/28/2021	12/28/2027	Education	$9,944,460	9,828,118	7,408,623	2.02%
Revolver	(11)(31)	First Lien			1.00%	-%		12/28/2021	12/28/2027		17,000	17,000	12,665	0.00%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	-	0.00%
Total												$10,507,778	$7,421,288	2.02%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.00%		3/2/2021	3/2/2026	High Tech Industries	$9,552,525	9,488,184	9,552,525	2.61%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	11.00%		8/4/2023	3/2/2026		2,442,311	2,412,836	2,442,311	0.67%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	11.00%		3/2/2021	3/2/2026		33,333	33,333	33,333	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	11.00%		8/4/2023	3/2/2026		681,855	677,517	681,855	0.19%
TradePending Holdings, LLC Series A Units	(6)	Equity						3/2/2021			908,333	947,699	1,970,800	0.54%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	519,400	0.14%
Total												$13,819,823	$15,200,224	4.16%
TriplePoint Acquisition Holdings LLC	(9)									Columbus, OH
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.10%		5/31/2024	5/31/2029	Construction & Building	$5,343,099	5,241,638	5,236,237	1.43%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.10%		5/31/2024	5/31/2029		148,791	148,791	145,815	0.04%
TriplePoint Holdco LLC Class A Units		Equity						5/31/2024			557,968	557,968	631,665	0.17%
Total												$5,948,397	$6,013,717	1.64%
Unicat Catalyst Holdings, LLC	(21)									Alvin, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	11.45%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$6,890,625	6,840,923	6,856,172	1.87%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	790,814	0.22%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			701	38,683	46,239	0.01%
Total												$7,629,606	$7,693,225	2.10%
U.S. Expediters, LLC	(9)(26)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	11.05%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$14,497,391	14,353,120	14,352,417	3.92%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,737,087	1,353,155	1,031,023	0.28%
Total												$15,706,275	$15,383,440	4.20%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	8.50%	1.50%	5.75%	7.50%	3/13/2020	3/13/2026	Services: Business	$14,361,267	14,286,769	13,499,591	3.69%
Term Loan B	(11)	First Lien	3M SOFR+	8.50%	1.50%	5.75%	7.50%	3/13/2020	3/13/2026		163,403	162,555	153,599	0.04%
Revolver	(11)	First Lien	3M SOFR+	8.50%	1.50%	5.75%	7.50%	3/13/2020	3/13/2026		2,531,298	2,531,298	2,379,420	0.65%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	8.50%	1.50%	5.75%	7.50%	3/13/2020	3/13/2026		4,896,894	4,882,127	4,603,080	1.26%
Venbrook Holdings, LLC Convertible Term Loan	(14)	Unsecured		10.00%		-%	10.00%	3/31/2022	12/20/2028		106,318	106,318	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$22,788,329	$20,635,690	5.64%
WER Holdings, LLC	(9)									Sugar Hill, GA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.50%	1.00%	10.80%		4/11/2024	4/11/2030	Services: Business	$2,697,404	2,646,637	2,629,969	0.72%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	10.10%		4/11/2024	4/11/2030		133,870	133,870	130,523	0.04%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	10.42%		4/11/2024	4/11/2030		101,741	100,724	99,197	0.03%
Blade Landscape Investments, LLC Class A Units		Equity									1,803	180,300	162,876	0.04%
Total												$3,061,531	$3,022,565	0.83%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage & Food	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			182,610	182,610	-	0.00%
Total												$682,610	$-	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	11.25%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,384,000	12,285,911	12,322,080	3.36%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.25%		6/25/2021	6/25/2026		160,000	160,000	159,200	0.04%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.25%		6/25/2021	6/25/2026		2,181,918	2,172,523	2,171,008	0.59%
Pure TopCo, LLC Class A Units		Equity									442,133	1,053,478	1,175,814	0.32%
Total												$15,671,912	$15,828,102	4.31%
Total Non-control, non-affiliated investments												$891,385,080	$900,969,724	245.97%
Total Investments												$909,319,888	$908,718,893	248.09%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(542,433,606)	(148.09)%
NET ASSETS													$366,285,287	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

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

(4)
Investments held by the SBIC subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $21,401,514 of cash and $231,351,325 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $14,358,129 of cash and $253,969,819 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(6) Security is income producing through dividends or distributions.
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 96.0% of the Company’s total assets as of September 30, 2024.

(8)
Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)
September 30, 2024, the Company had the following outstanding revolver and delayed draw term loan commitments:

(10)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$87,500	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	779,412	0.50%	May 7, 2026
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
AGT Robotique Inc.	Revolver	1,526,600	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
Amika OpCo LLC *	Revolver	100,000	0.50%	July 1, 2028
Anne Lewis Strategies, LLC	Revolver	50,000	0.50%	May 9, 2028
Axis Portable Air LLC	Revolver	100,000	0.50%	March 22, 2028
Bart & Associates, LLC	Revolver	837,342	0.50%	August 16, 2030
Bart & Associates, LLC	Delayed Draw Term Loan	1,733,387	1.00%	August 16, 2030
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
CEATI International Inc.	Revolver	100,000	0.50%	February 19, 2026
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	100,000	0.50%	September 1, 2026
Channel Partners Intermediateco, LLC	Revolver	18,333	0.50%	February 7, 2027
CompleteCase, LLC	Revolver	166,667	0.50%	December 21, 2025
Compost 360 Acquisition, LLC	Revolver	27,333	0.50%	August 2, 2028
Compost 360 Acquisition, LLC	Delayed Draw Term Loan	4,096,741	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	71,667	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	15,000	0.50%	July 29, 2027
DRS Holdings III, Inc.	Revolver	909,091	0.50%	November 1, 2025
Equine Network, LLC	Revolver	100,000	0.50%	May 22, 2028
Equine Network, LLC	Delayed Draw Term Loan	40,000	1.00%	May 22, 2028
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FairWave Holdings, LLC	Delayed Draw Term Loan	2,665,343	0.50%	April 1, 2029
FairWave Holdings, LLC	Revolver	799,603	0.50%	April 1, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	627,139	1.00%	March 12, 2029
FiscalNote Boards LLC	Revolver	391,962	0.50%	March 12, 2029
Florachem Corporation	Revolver	44,000	0.50%	April 29, 2028
GS HVAM Intermediate, LLC	Revolver	212,121	0.50%	February 28, 2026
Guidant Corp.	Revolver	1,055,707	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	2,997	0.50%	December 17, 2026

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Impact Home Services LLC	Delayed Draw Term Loan	$1,571,984	1.00%	April 28, 2028
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2026
Inoapps Bidco, LLC	Revolver	40,000	0.50%	February 15, 2027
Ledge Lounger, Inc.	Revolver	50,000	0.50%	November 9, 2027
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	53,333	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	73,684	0.50%	December 30, 2027
MedLearning Group, LLC	Delayed Draw Term Loan	2,445,188	1.00%	December 30, 2027
Michelli, LLC	Delayed Draw Term Loan	1,192,390	0.50%	December 21, 2028
Michelli, LLC	Revolver	1,296,076	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	50,000	0.50%	May 19, 2026
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	953,987	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	578,174	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,145,662	1.00%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
NINJIO, LLC	Revolver	33,333	0.50%	October 12, 2027
PCS Software, Inc.	Revolver	746,948	0.50%	January 1, 2026
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
RIA Advisory Borrower, LLC	Revolver	62,457	0.50%	August 2, 2027
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.50%	September 28, 2028
Said Intermediate, LLC	Revolver	1,168,831	0.50%	June 13, 2029
Sales Benchmark Index, LLC	Revolver	1,331,461	0.50%	January 7, 2025
Teckrez, LLC	Revolver	1,174,380	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
Tilley Distribution, Inc.	Revolver	100,000	0.50%	December 31, 2026
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	March 2, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,339,123	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	595,166	0.50%	May 31, 2029
WER Holdings, LLC	Delayed Draw Term Loan	1,236,954	-	April 11, 2030
WER Holdings, LLC	Revolver	267,739	0.50%	April 11, 2030
Xanitos, Inc.	Revolver	40,000	0.50%	June 25, 2026
	Total Unfunded Debt Commitments	$38,271,369

(a)
A
* Included in this investment is Line of Credit in the amount of $4,861, with Line of Credit rate of 5.25% and a maturity of July 1, 2028. (10) This loan is a unitranche investment.
(11) These loans include an interest rate floor feature, which is lower than the applicable rates; therefore, the floor is not in effect.
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
(18)
Investment has been on non-accrual since June 1, 2024.
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
(22)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $354,789, with an unfunded rate of 0.00% and a maturity of November 6, 2028. The Company has full discretion to fund the revolver commitment.
(23)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,217,519, with an unfunded rate of 0.00% and a maturity of September 3, 2026. The Company has full discretion to fund the revolver commitment.
(24)
As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three and nine months ended September 30, 2024 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

								Amount of Interest
		December 31, 2023	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	September 30, 2024	Credited to Income
Investments	Security	Value	(a)	(b)	Gain (loss)	Gain (loss)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$-	$1,882,226	$-	$-	$(1,562,248)	$319,978	-
Term Loan A-1 (SBIC)	First Lien	3,042,204	-	(5,255,564)	-	2,213,360	-	81,636
Term Loan A-2	First Lien	325,059	80,664	-	-	(295,063)	110,660	-
Term Loan A-2 (SBIC)	First Lien	650,118	-	(1,140,558)	-	490,440	-	-
Term Loan A-3	First Lien	111,979	34,223	-	-	(106,987)	39,215	-
Term Loan A-3 (SBIC)	First Lien	223,959	-	(392,910)	-	168,951	-	-
Term Loan A-4	First Lien	496,828	1,003,691	-	-	5,018	1,505,537	-
Term Loan A-4 (SBIC)	First Lien	993,654	-	(1,003,691)	-	10,037	-	-
Term Loan A-5	First Lien	-	5,710,182	-	-	-	5,710,182	-
Revolver	First Lien	332,190	68,434	(337,027)	-	-	63,597	-
EH Holdco, LLC Common Units	Equity	3	-	-	-	(3)	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
Total Control Investments		$6,175,994	$8,779,420	$(8,129,750)	$-	$923,505	$7,749,169	81,636

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

(25)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an unfunded rate of 0.50% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(26)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $30,000, with an unfunded rate of 0.50% and a maturity of December 22, 2026. The Company has full discretion to fund the revolver commitment.
(27)	Investment has been on non-accrual since September 1, 2024.
(28)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $69,453, with an unfunded rate of 0.00% and a maturity of December 31, 2027. The Company has full discretion to fund the revolver commitment.
(29)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $352,601 with an unfunded rate of 0.00% and a maturity of May 3, 2026.
(30)	Investment has been on non-accrual since August 21, 2024.
(31)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $63,000 with an unfunded rate of 0.50% and a maturity of December 28, 2027. The Company has full discretion to fund the revolver commitment.
(32)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $17,500 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.

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

September 30, 2024

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

As of September 30, 2024, the Company had issued a total of 27,039,364 shares and raised $392,392,518 in gross proceeds since Inception, incurring $11,900,649 in offering expenses and underwriting fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $381,164,786. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 to the consolidated financial statements contained herein for further details.

The Company has established the following wholly owned subsidiaries: SCIC — Consolidated Blocker, Inc., SCIC — Invincible Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — Venbrook Blocker, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

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

September 30, 2024

(unaudited)

subsequent to licensing. For the SBIC II subsidiary, SBA regulations limit these amounts to $175,000,000 of borrowings when it has at least $87,500,000 of regulatory capital.

As of both September 30, 2024 and December 31, 2023, the SBIC subsidiary had $75,000,000 in regulatory capital. As of both September 30, 2024 and December 31, 2023, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of both September 30, 2024 and December 31, 2023, the SBIC subsidiary had $150,000,000 of SBA-guaranteed debentures outstanding. As of both September 30, 2024 and December 31, 2023, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding. See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

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

On April 4, 2018, the Company’s board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2024, our asset coverage ratio was 242%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2024 and September 30, 2023, are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Cash and Cash Equivalents

As of September 30, 2024, cash balances totaling $64,163, including foreign currency of $724 (acquisition cost of $724), did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000. In addition, as of September 30, 2024, the Company held $38,516,098 in cash equivalents, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

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

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2024, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 input). The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and Notes Payable as prepared for disclosure purposes was $312,657,637 and $96,265,500, respectively. See Note 6 to the consolidated financial statements contained herein for further discussion regarding the fair value measurements and hierarchy.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary. Accordingly, we consolidated the results of the SBIC subsidiaries and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the Statements of Assets and Liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. Additionally, as explained in Note 1 contained herein, the Consolidated Financial Statements include investments in the portfolio whose values have been estimated by the Company, pursuant to procedures established by our Board, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the investment portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

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

September 30, 2024

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

September 30, 2024

(unaudited)

income. We record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the declaration date.

A presentation of the interest income we have earned from portfolio companies for the three and nine months ended September 30, 2024 and 2023 is as follows:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loan interest	$23,489,366	$24,266,242	$69,960,767	$69,665,939
PIK income	934,986	827,678	2,490,854	2,732,530
Fee amortization income(1)	734,121	745,222	2,256,653	2,228,069
Fee income acceleration(2)	179,888	384,844	833,518	668,947
Total Interest Income	$25,338,361	$26,223,986	$75,541,792	$75,295,485
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain our treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if we have not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of interest income. As of September 30, 2024, we had loans to six portfolio companies that were on non-accrual status, which represented approximately 6.9% of our loan portfolio at cost and 4.7% at fair value. As of December 31, 2023, the Company had loans to four portfolio companies that were on non-accrual status, which represented approximately 4.2% of the Company’s loan portfolio at cost and 1.3% at fair value. As of September 30, 2024 and December 31, 2023, $5,134,616 and $7,545,775, respectively, of income from investments on non-accrual had not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we will remove it from non-accrual status.

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

U.S. Federal Income Taxes

The Company has elected, qualifies, and intends to continue to qualify annually to be treated as a RIC under Subchapter M of the Code, and to operate in a manner to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, among other

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending December 31 (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. Income tax expense for the three and nine months ended September 30, 2024 of $360,192 and $1,304,948, respectively, was mostly related to excise and franchise taxes. Income tax expense for the three and nine months ended September 30, 2023 of $335,508 and $1,082,057, respectively, was mostly related to excise and franchise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2024 and December 31, 2023, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and nine months ended September 30, 2024 and 2023 were de minimis.

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

For the three and nine months ended September 30, 2024, the Company recorded deferred income tax benefit of $0 and $188,893, respectively, related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2023, the Company recorded deferred income tax provision of ($312) and ($144,425), respectively, related to the Taxable Subsidiaries. In addition, as of September 30, 2024 and December 31, 2023, the Company had a deferred tax liability of $0 and $188,893, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Consolidated Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Accumulated net realized loss from investments, net of cumulative dividends of $29,808,394 for both periods	$(46,676,200)	$(24,988,557)
Net realized loss on foreign currency translations	(195,561)	(118,571)
Net unrealized depreciation on non-controlled, non-affiliated investments and cash equivalents, net of deferred tax liability of $0 and $188,893, respectively	(446,781)	(27,071,601)
Net unrealized appreciation (depreciation) on foreign currency translations	4,635	(464)
Accumulated undistributed net investment income	38,141,710	36,175,872
Total distributable loss	$(9,172,197)	$(16,003,321)

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

September 30, 2024

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

For the three and nine months ended September 30, 2024, the Company recorded an expense for base management fees of $3,959,554 and $11,664,020, respectively. For the three and nine months ended September 30, 2023, the Company recorded an expense for base management fees of $3,933,121 and $11,533,811, respectively. As of September 30, 2024 and December 31, 2023, $3,959,554 and $2,918,536 of such management fess, respectively, were payable to Stellus Capital.

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

For the three and nine months ended September 30, 2024, the Company incurred $2,564,922 and $7,616,562 of Income Incentive Fees, respectively. For the three and nine months ended September 30, 2023, the Company incurred $2,705,200 and $7,433,039 of Income Incentive Fees, respectively. As of September 30, 2024 and December 31, 2023, $3,154,576 and $2,885,180, respectively, of such Income

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Incentive Fees were payable to the Advisor, of which $2,474,420 and $2,444,867, respectively, were currently payable (as explained below). As of September 30, 2024 and December 31, 2023, $680,156 and $440,313, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For the three and nine months ended September 30, 2024, $0 and $1,826,893 of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

For both the three and nine months ended September 30, 2024, the Company did not incur any Capital Gains Incentive Fee. For the three months ended September 30, 2023, the Company did not incur any Capital Gains Incentive Fees. For the nine months ended September 30, 2023, the Company reversed $569,528 related to the Capital Gains Incentive Fee. As of September 30, 2024 and December 31, 2023, no Capital Gains Incentive Fees were accrued.

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income incentive fees incurred	$2,564,922	$2,705,200	$7,616,562	$7,433,039
Capital gains incentive fees reversed	—	—	—	(569,528)
Income incentive fee waiver	—	—	(1,826,893)	—
Incentive fees expense	$2,564,922	$2,705,200	$5,789,669	$6,863,511

	September 30, 2024	December 31, 2023
Investment income incentive fee currently payable	$2,474,420	$2,444,867
Investment income incentive fee deferred	680,156	440,313
Incentive fee payable	$3,154,576	$2,885,180

Director Fees

For the three and nine months ended September 30, 2024, the Company recorded an expense relating to independent director fees of $93,250 and $315,750, respectively. For the three and nine months ended September 30, 2023, the Company recorded an expense relating

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

to independent director fees of $93,250 and $303,750, respectively. As of both September 30, 2024 and December 31, 2023, the Company had no unpaid independent director fees.

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of September 30, 2024, there was $1,898,854 due to related parties related to interest paid by a borrower to the Company as administrative agent, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2023, there was no cash due to related parties related to interest paid by a borrower to a Company as administrative agent. Additionally, as of September 30, 2024, there was $6,182 due to other investment funds related to interest paid by a borrower to the Company as administrative agent, which is included in “Other accrued expenses and liabilities” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2023, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent.

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

For the three and nine months ended September 30, 2024, the Company recorded expenses of $388,874 and $1,200,178, respectively, related to the administration agreement that are included in “Administrative services expenses” on our Consolidated Statements of

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Operations. For the three and nine months ended September 30, 2023, the Company recorded expenses of $389,595 and $1,163,441, respectively, related to the administration agreement that are included in “Administrative services expenses” on our Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $388,874 and $397,953, respectively, remained payable to Stellus Capital related to the administration agreement and were included in “Administrative services payable” on our Consolidated Statements of Assets and Liabilities.

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

September 30, 2024

(unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders are declared out of assets legally available for distribution.

For the three and nine months ended September 30, 2024, the Company declared aggregate distributions of $0.40 and $1.20 per share on its common stock, respectively. The distributions declared for the three and nine months ended September 30, 2024 differ from the amounts disclosed in the Statements of Operations as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end. For the three and nine months ended September 30, 2023, the Company declared aggregate distributions of $0.40 and $1.20 per share on its common stock, respectively. The Company has declared aggregate distributions of $16.15 per share on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023			$1.60
Fiscal 2024
January 13, 2024	January 31, 2024	February 15, 2024	$0.1333
January 13, 2024	February 29, 2024	March 15, 2024	$0.1333
January 13, 2024	March 29, 2024	April 15, 2024	$0.1333
April 3, 2024	April 30, 2024	May 15, 2024	$0.1333
April 3, 2024	May 31, 2024	June 14, 2024	$0.1333
April 3, 2024	June 28, 2024	July 15, 2024	$0.1333
July 10, 2024	July 31, 2024	August 15, 2024	$0.1333
July 10, 2024	August 30, 2024	September 13, 2024	$0.1333
July 10, 2024	September 30, 2024	October 15, 2024	$0.1333
Total			$16.15
(1)	Distributions for fiscal years 2012 through 2023 are shown in aggregate amounts.

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue shares through the DRIP during either of the three and nine months ended September 30, 2024 or 2023.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Three months ended March 31, 2024	—	—	—	—	—	—	—
Three months ended June 30, 2024	1,855,356	25,777,185	386,987	140,322	—	25,249,876	13.89
Three months ended September 30, 2024	1,058,366	14,593,716	219,160	110,057	—	14,264,499	13.79
Total	27,039,364	$392,392,518	$9,002,122	$2,898,527	$672,917	$381,164,786
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the three and nine months ended September 30, 2024 and years ended 2023, 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, and $113,000 for the years ended 2014, 2013, and 2012, respectively.
(3)	Total Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023 in the amount of $5,707,302, which represents a cumulative tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Equity Distribution Agreement, the Company no longer sold any shares under the 2021 Equity Distribution Agreement. The Company refers to its issuance and sale of shares under the Equity Distribution Agreements as the "ATM Program".

The Company issued 1,058,366 and 2,913,722 shares during the three and nine months ended September 30, 2024, respectively, under the ATM Program, for gross proceeds of $14,593,716 and $40,370,900 and underwriting fees and other expenses of $329,217 and $856,524, respectively. The average per share offering price of shares issued in the ATM Program during the three and nine months ended September 30, 2024 was $13.79 and $13.86, respectively. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less then net asset value per share. For the three and nine months ended September 30, 2024, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2024 and 2023.

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase (decrease) in net assets resulting from operations	$15,460,807	$(2,397,390)	$37,153,553	$6,049,800
Weighted average common shares	26,326,426	22,824,221	25,066,626	21,289,880
Net increase (decrease) in net assets resulting from operations per share	$0.59	$(0.11)	$1.48	$0.28

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

At September 30, 2024, the Company had investments in 99 portfolio companies. The composition of our investments as of September 30, 2024 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$834,831,967	$813,032,551
Senior Secured – Second Lien	12,063,585	11,933,275
Unsecured Debt	6,643,222	6,543,287
Equity	55,781,114	77,209,780
Total Investments	$909,319,888	$908,718,893
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 4.3% of our portfolio at fair value.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had 58 and 57 of such investments with aggregate unfunded commitments of $38,568,588 and $37,021,242, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Aggregate cost of portfolio company securities	$909,319,888	$902,143,550
Gross unrealized appreciation of portfolio company securities	46,502,114	38,379,839
Gross unrealized depreciation of portfolio company securities	(46,948,895)	(65,262,547)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	13,589	11,142
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(167,803)	(811,301)
Aggregate fair value of portfolio company securities	$908,718,893	$874,460,683

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2024 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$813,032,551	$813,032,551
Senior Secured – Second Lien	—	—	11,933,275	11,933,275
Unsecured Debt	—	—	6,543,287	6,543,287
Equity	—	—	77,209,780	77,209,780
Total Investments	$—	$—	$908,718,893	$908,718,893

The fair values of our investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2023 are as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$774,789,320	$774,789,320
Senior Secured – Second Lien	—	—	21,957,500	21,957,500
Unsecured Debt	—	—	5,956,280	5,956,280
Equity	—	—	71,757,583	71,757,583
Total Investments	$—	$—	$874,460,683	$874,460,683

The change in aggregate values of Level 3 portfolio investments during the nine months ended September 30, 2024 are as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$774,789,320	$21,957,500	$5,956,280	$71,757,583	$874,460,683
Purchases of investments	109,102,232	—	117,066	3,405,514	112,624,812
Payment-in-kind interest	2,114,092	—	376,764	—	2,490,856
Sales and redemptions	(70,606,161)	(9,782,348)	—	(7,800,581)	(88,189,090)
Realized (losses) gains	(1,580,768)	(20,475,000)	—	259,536	(21,796,232)
Change in unrealized (depreciation) appreciation included in earnings(1)	(3,413,083)	20,181,757	81,468	9,585,785	26,435,927
Change in unrealized appreciation on foreign currency included in earnings	643,498	—	504	1,943	645,945
Amortization of premium and accretion of discount, net	1,983,421	51,366	11,205	—	2,045,992
Fair value at end of period	$813,032,551	$11,933,275	$6,543,287	$77,209,780	$908,718,893
(1)	Includes reversal of positions during the nine months ended September 30, 2024.

There were no Level 3 transfers during the nine months ended September 30, 2024.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$176,595,098	$174,492,467	19.20%
California	177,080,874	168,026,775	18.50%
Florida	98,224,132	95,184,806	10.47%
Pennsylvania	50,060,607	50,743,467	5.58%
Illinois	60,273,177	50,173,300	5.52%
Arizona	43,546,588	47,067,031	5.18%
Ohio	33,818,639	35,856,729	3.95%
Colorado	30,605,048	28,109,303	3.09%
Wisconsin	27,330,909	26,605,158	2.93%
Georgia	11,733,310	26,086,957	2.87%
Canada	23,552,639	23,726,867	2.61%
New York	23,401,363	23,605,644	2.60%
Massachusetts	17,775,794	18,086,443	1.99%
Missouri	16,683,889	16,639,813	1.83%
North Carolina	13,819,823	15,200,224	1.67%
District of Columbia	12,789,633	15,164,055	1.67%
New Jersey	12,641,910	13,856,131	1.52%
Indiana	13,322,567	13,421,758	1.48%
Michigan	11,405,559	11,446,315	1.26%
Tennessee	9,386,376	9,597,870	1.06%
Virginia	9,415,789	9,412,162	1.04%
Louisiana	8,049,265	8,325,907	0.92%
Washington	8,208,720	8,034,722	0.88%
Idaho	7,868,824	7,919,732	0.87%
Minnesota	6,350,484	6,390,660	0.70%
South Carolina	4,832,314	4,973,965	0.55%
United Kingdom	454,446	481,028	0.05%
Maryland	92,111	89,604	0.01%
Total Investments at Fair Value	$909,319,888	$908,718,893	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following is a summary of industry concentration of our investment portfolio as of September 30, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$203,746,598	$220,739,114	24.29%
Healthcare & Pharmaceuticals	102,834,705	103,257,729	11.35%
High Tech Industries	90,124,134	92,692,874	10.20%
Media: Advertising, Printing & Publishing	72,026,720	73,244,721	8.06%
Capital Equipment	52,781,855	54,812,384	6.03%
Beverage & Food	49,733,842	54,032,506	5.95%
Consumer Goods: Non-Durable	63,359,237	50,528,301	5.56%
Consumer Goods: Durable	43,526,506	43,103,971	4.74%
Services: Consumer	28,190,609	25,138,889	2.77%
Aerospace & Defense	26,531,998	23,004,604	2.53%
Chemicals, Plastics, & Rubber	22,806,903	22,915,236	2.52%
Construction & Building	21,506,389	21,597,664	2.38%
Environmental Industries	18,886,220	18,153,686	2.00%
Transportation & Logistics	17,244,131	17,423,487	1.92%
Containers, Packaging, & Glass	17,387,950	16,107,745	1.77%
Retail	14,829,342	14,686,796	1.62%
Media: Broadcasting & Subscription	12,198,848	13,842,608	1.52%
Energy: Oil & Gas	11,364,885	10,682,907	1.18%
FIRE: Real Estate	17,934,808	7,749,169	0.85%
Education	10,507,778	7,421,288	0.82%
Hotel, Gaming, & Leisure	5,833,293	6,831,615	0.75%
Media: Diversified & Production	5,843,856	5,967,076	0.66%
Finance	119,281	4,784,523	0.53%
Total Investments at Fair Value	$909,319,888	$908,718,893	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$813,032,551	Income/Market	HY credit spreads,	-5.51% to 6.19% (-0.55%)
		approach(2)	Risk free rates	-4.04% to 2.03% (-0.47%)
			Market multiples	5.3x to 24.1x (11.7x)(4)

Second lien debt	$11,933,275	Income/Market	HY credit spreads,	-2.84% to -0.02% (-1.43%)
		approach(2)	Risk free rates	-085% to -0.39% (-0.62%)
			Market multiples	5.1 to 10.1x (7.6x)(4)

Unsecured debt	$6,543,287	Income/Market	HY credit spreads,	-1.94% to -1.94% (-1.94%)
		approach(2)	Risk free rates	-0.86% to -0.86% (-0.86%)

Equity investments	$77,209,780	Market approach(5)	Underwriting multiple/
			EBITDA multiple	3.5x to 19.3x (12.1x)
Total Long Term Level 3 Investments	$908,718,893
(1)	Weighted average based on fair value as of September 30, 2024.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (5.51)% ((551) basis points) to 6.19% (619 basis points). The average of all changes was (0.55)% ((55) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$774,789,320	Income/Market	HY credit spreads,	-3.00% to 8.11% (-0.23%)
		approach(2)	Risk free rates	-1.62% to 2.03% (0.04%)
			Market multiples	5.2x to 22.5x (11.0x)(4)

Second lien debt	$21,957,500	Income/Market	HY credit spreads,	-0.97% to -0.33% (-0.63%)
		approach(2)	Risk free rates	-0.51% to 0.31% (-0.23%)
			Market multiples	6.5x to 17.5x (10.9x)(4)

Unsecured debt	$5,956,280	Income/Market	HY credit spreads,	4.98% to 4.98% (4.98%)
		approach(2)	Risk free rates	4.47% to 4.47% (4.47%)
			Market multiples	9.5x to 9.5x (9.5x)(4)

Equity investments	$71,757,583	Market approach(5)	Underwriting multiple/
			EBITDA multiple	3.5x to 23.2x (12.1x)
Total Long Term Level 3 Investments	$874,460,683
(1)	Weighted average based on fair value as of December 31, 2023.
(2)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future LIBOR rates based on the published forward LIBOR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (3.00)% ((300) basis points) to 8.11% (811 basis points). The average of all changes was (0.23)% ((23) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

As of September 30, 2024, the Company had $38,271,369 in unfunded debt commitments and $297,219 in unfunded equity commitments to 58 existing portfolio companies. As of December 31, 2023, the Company had $36,722,930 in unfunded debt commitments and $298,312 in unfunded equity commitments to 57 existing portfolio companies. As of September 30, 2024, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the nine months ended

September 30, 2024	September 30, 2023
(unaudited)	(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$13.26	$14.02
Net investment income	1.29	1.42
Change in unrealized appreciation (depreciation) on investments	1.05	(1.14)
Net realized (loss) gain	(0.87)	0.01
Benefit (provision) for taxes on net unrealized depreciation (appreciation) on investments	0.01	(0.01)
Total from operations	$1.48	$0.28
Sales load	(0.02)	(0.04)
Offering costs	(0.01)	(0.01)
Stockholder distributions from:
Net investment income	(1.21)	(1.22)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.02	0.10
Other(6)	0.03	0.06
Net asset value at end of period	$13.55	$13.19
Per share market value at end of period	$13.69	$14.07
Total return based on market value(2)	15.0%	10.4%
Weighted average shares outstanding for the period	25,066,626	21,289,880
Ratio/Supplemental Data:(1)
Net assets at end of period	$366,285,287	$318,125,780
Weighted average net assets	$334,932,796	$294,999,242
Annualized ratio of gross operating expenses to net assets(5)	19.30%	21.59%
Annualized ratio of net operating expenses to net assets(5)(6)	18.57%	21.59%
Annualized ratio of interest expense and other fees to net assets	9.48%	10.89%
Annualized ratio of net investment income before fee waiver to net assets(5)	12.12%	13.73%
Annualized ratio of net investment income to net assets(5)	12.84%	13.73%
Portfolio turnover(3)	13.07%	12.11%
Notes payable	$100,000,000	$100,000,000
Credit Facility payable	$157,374,851	$162,306,499
SBA-guaranteed debentures	$325,000,000	$325,000,000
Asset coverage ratio(4)	2.42	x	2.21	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax benefit (provision) on net unrealized depreciation (appreciation) in Taxable Subsidiaries of $188,893 and ($144,425) for the nine months ended September 30, 2024 and 2023, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit (provision) on net unrealized depreciation (appreciation) to weighted average net assets for the nine months ended September 30, 2024 and 2023 is 0.08% and (0.07)%, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2024 and December 31, 2023, the Company was in compliance with these covenants.

As of September 30, 2024 and December 31, 2023, $157,374,851 and $160,085,705, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $6,731,739 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of September 30, 2024 and December 31, 2023, $2,796,384 and $3,520,929 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30, 2024	December 31, 2023
Credit Facility payable	$157,374,851	$160,085,705
Prepaid loan structure fees	(2,796,384)	(3,520,929)
Credit Facility payable, net of prepaid loan structure fees	$154,578,467	$156,564,776

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$3,471,508	$3,697,085	$10,372,179	$11,263,132
Loan fee amortization	281,512	147,014	825,891	436,257
Total interest and financing expenses	$3,753,020	$3,844,099	$11,198,070	$11,699,389
Weighted average interest rate	8.2%	8.2%	8.3%	7.8%
Effective interest rate (including fee amortization)	8.9%	8.6%	9.0%	8.1%
Average debt outstanding	$168,397,547	$178,024,719	$166,056,580	$193,547,859
Cash paid for interest and unused fees	$3,617,115	$3,538,976	$10,531,396	$11,125,494

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both September 30, 2024 and December 31, 2023, the SBIC subsidiary had $75,000,000 in regulatory capital, as such term is defined by the SBA, and $150,000,000 of SBA-guaranteed debentures outstanding.

As of both September 30, 2024 and December 31, 2023, the SBIC II subsidiary had $87,500,000 in regulatory capital. As of both September 30, 2024 and December 31, 2023, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $498,662,380 and $485,152,670 in assets at September 30, 2024 and December 31, 2023, respectively, which accounted for approximately 52.7% and 53.4% of the Company’s total consolidated assets, respectively.

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

September 30, 2024

(unaudited)

The following table summarizes the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of September 30, 2024:

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

As of September 30, 2024 and December 31, 2023, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the consolidated financial statements contained herein.

As of both September 30, 2024 and December 31, 2023, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees are being amortized over the life of the debentures. As of September 30, 2024 and December 31, 2023, $3,941,879 and $4,726,642 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30, 2024	December 31, 2023
SBA-guaranteed Debentures payable	$325,000,000	$325,000,000
Prepaid loan fees	(3,941,879)	(4,726,642)
SBA-guaranteed Debentures, net of prepaid loan fees	$321,058,121	$320,273,358

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$2,637,331	$2,559,727	$7,860,045	$7,403,454
Debenture fee amortization	234,704	313,889	784,763	938,247
Total interest and financing expenses	$2,872,035	$2,873,616	$8,644,808	$8,341,701
Weighted average interest rate	3.2%	3.1%	3.2%	3.1%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.6%	3.5%
Average debt outstanding	$325,000,000	$323,017,391	$325,000,000	$316,773,626
Cash paid for interest	$5,268,363	$4,965,850	$10,470,211	$9,646,849

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “Notes Payable”). The Notes Payable will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the Notes Payable is payable semi-annually beginning September 30, 2021. As of both September 30, 2024 and December 31, 2023, the aggregate carrying amount of the Notes Payable was approximately $100,000,000. The Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the Notes Payable, the Company incurred $2,327,835 of fees, which are being amortized over the term of the Notes Payable. As of September 30, 2024 and December 31, 2023, $668,243 and $1,003,588 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$1,218,750	$1,218,750	$3,662,250	$3,662,250
Deferred financing costs	112,598	112,598	335,345	334,122
Total interest and financing expenses	$1,331,348	$1,331,348	$3,997,595	$3,996,372
Weighted average interest rate	4.8%	4.8%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%	5.3%
Average debt outstanding	$100,000,000	$100,000,000	$100,000,000	$100,000,000
Cash paid for interest	$2,437,500	$2,437,500	$4,881,000	$4,881,000

The following is a summary of the Notes Payable, net of deferred financing costs:

	September 30, 2024	December 31, 2023
Notes Payable	$100,000,000	$100,000,000
Deferred financing costs	(668,243)	(1,003,588)
Notes Payable, net of deferred financing costs	$99,331,757	$98,996,412

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of September 30, 2024 and 2023, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 18, 2024	Compost 360 Investments, LLC*	Organic waste recycler and producer of compost, mulch, and engineered soils	$49,280	Equity
New Investment	October 31, 2024	Norplex Micarta Acquisition, Inc.	Manufacturer of thermoset composite laminates	$13,000,000	Senior Secured – First Lien
				$500,000	Revolver Commitment
				$739,804	Equity
Add-On Investment	November 7, 2024	Green Intermediateco II, Inc.*	Cyber-security focused value-added reseller and associated service provider	$1,300,000	Senior Secured – First Lien

* Existing portfolio company

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The Company realized the following portfolio company investment subsequent to September 30, 2024:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	November 4, 2024	Baker Manufacturing Company, LLC*	Manufacturer of water well equipment, specialized filtration pumps, and custom castings	$12,738,093	$—	Senior Secured – First Lien
Full Realization	November 5, 2024	Health Monitor Holdings, LLC*	Provider of point-of-care patient engagement and marketing solutions for pharmaceutical companies	$1,704,298	$651,379	Equity

* Existing portfolio company

Credit Facility

On October 30, 2024, we entered into an Increase Agreement to the Credit Facility which, among other things, amends the Credit Facility to increase the total available commitments under the Credit Facility from $260,000,000 to $315,000,000 on a committed basis.

The outstanding balance under the Credit Facility as of November 7, 2024 was $158,000,000.

Dividends Declared

On October 10, 2024, the Board declared a regular monthly dividend for each of October 2024, November 2024, and December 2024 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/10/2024	10/31/2024	10/31/2024	11/15/2024	$0.1333
10/10/2024	11/29/2024	11/29/2024	12/13/2024	$0.1333
10/10/2024	12/31/2024	12/31/2024	1/15/2024	$0.1333

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2024, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% subject to certain circumstances.

On April 4, 2018, the board of directors of the Company (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of September 30, 2024, our asset coverage ratio was 242%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of September 30, 2024, we had $908.7 million (at fair value) invested in 99 portfolio companies. As of September 30, 2024, our portfolio included approximately 89% of first lien debt, 1% of second lien debt, 1% of unsecured debt and 9% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$834,831,967	$813,032,551
Senior Secured – Second Lien	12,063,585	11,933,275
Unsecured Debt	6,643,222	6,543,287
Equity	55,781,114	77,209,780
Total Investments	$909,319,888	$908,718,893
(1)	Includes unitranche investments, which may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” portion of the unitranche loans which account for 4.3% of our portfolio at fair value.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2024 and December 31, 2023, we had unfunded commitments of $38.6 million and $37.0 million, respectively, to provide financing to 58 and 57 portfolio companies, respectively. As of September 30, 2024, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$176,595,098	$174,492,467	19.20%
California	177,080,874	168,026,775	18.50%
Florida	98,224,132	95,184,806	10.47%
Pennsylvania	50,060,607	50,743,467	5.58%
Illinois	60,273,177	50,173,300	5.52%
Arizona	43,546,588	47,067,031	5.18%
Ohio	33,818,639	35,856,729	3.95%
Colorado	30,605,048	28,109,303	3.09%
Wisconsin	27,330,909	26,605,158	2.93%
Georgia	11,733,310	26,086,957	2.87%
Canada	23,552,639	23,726,867	2.61%
New York	23,401,363	23,605,644	2.60%
Massachusetts	17,775,794	18,086,443	1.99%
Missouri	16,683,889	16,639,813	1.83%
North Carolina	13,819,823	15,200,224	1.67%
District of Columbia	12,789,633	15,164,055	1.67%
New Jersey	12,641,910	13,856,131	1.52%
Indiana	13,322,567	13,421,758	1.48%
Michigan	11,405,559	11,446,315	1.26%
Tennessee	9,386,376	9,597,870	1.06%
Virginia	9,415,789	9,412,162	1.04%
Louisiana	8,049,265	8,325,907	0.92%
Washington	8,208,720	8,034,722	0.88%
Idaho	7,868,824	7,919,732	0.87%
Minnesota	6,350,484	6,390,660	0.70%
South Carolina	4,832,314	4,973,965	0.55%
United Kingdom	454,446	481,028	0.05%
Maryland	92,111	89,604	0.01%
	$909,319,888	$908,718,893	100%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$182,531,256	$175,311,724	20.04%
California	175,207,692	167,713,589	19.18%
Florida	93,155,844	92,297,574	10.55%
Pennsylvania	49,939,315	50,188,102	5.74%
Illinois	58,633,617	49,834,429	5.70%
Arizona	42,136,322	44,558,279	5.10%
Ohio	31,805,370	34,370,277	3.93%
Colorado	31,525,420	30,971,079	3.54%
Wisconsin	27,452,444	26,190,771	3.00%
Washington	24,321,085	24,540,695	2.81%
Georgia	9,100,050	18,885,409	2.16%
Maryland	16,676,194	16,718,728	1.91%
New York	14,692,043	14,931,263	1.71%
Indiana	14,235,403	14,488,700	1.66%
North Carolina	13,891,930	14,532,532	1.66%
District of Columbia	13,030,899	14,006,563	1.60%
New Jersey	10,461,226	11,191,295	1.28%
Michigan	10,664,100	10,736,783	1.23%
Massachusetts	10,151,621	10,515,487	1.20%
Tennessee	9,390,657	9,379,311	1.07%
Missouri	8,862,512	8,850,162	1.01%
Canada	8,700,383	8,813,132	1.01%
Idaho	8,405,946	8,470,065	0.97%
Minnesota	5,976,818	5,907,639	0.68%
Louisiana	5,538,823	5,536,231	0.63%
South Carolina	4,946,375	5,083,862	0.58%
United Kingdom	20,710,205	437,002	0.05%
	$902,143,550	$874,460,683	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$203,746,598	$220,739,114	24.29%
Healthcare & Pharmaceuticals	102,834,705	103,257,729	11.35%
High Tech Industries	90,124,134	92,692,874	10.20%
Media: Advertising, Printing & Publishing	72,026,720	73,244,721	8.06%
Capital Equipment	52,781,855	54,812,384	6.03%
Beverage & Food	49,733,842	54,032,506	5.95%
Consumer Goods: Non-Durable	63,359,237	50,528,301	5.56%
Consumer Goods: Durable	43,526,506	43,103,971	4.74%
Services: Consumer	28,190,609	25,138,889	2.77%
Aerospace & Defense	26,531,998	23,004,604	2.53%
Chemicals, Plastics, & Rubber	22,806,903	22,915,236	2.52%
Construction & Building	21,506,389	21,597,664	2.38%
Environmental Industries	18,886,220	18,153,686	2.00%
Transportation & Logistics	17,244,131	17,423,487	1.92%
Containers, Packaging, & Glass	17,387,950	16,107,745	1.77%
Retail	14,829,342	14,686,796	1.62%
Media: Broadcasting & Subscription	12,198,848	13,842,608	1.52%
Energy: Oil & Gas	11,364,885	10,682,907	1.18%
FIRE: Real Estate	17,934,808	7,749,169	0.85%
Education	10,507,778	7,421,288	0.82%
Hotel, Gaming, & Leisure	5,833,293	6,831,615	0.75%
Media: Diversified & Production	5,843,856	5,967,076	0.66%
Finance	119,281	4,784,523	0.53%
Total	$909,319,888	$908,718,893	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$198,018,290	$207,963,749	23.78%
Healthcare & Pharmaceuticals	100,724,952	102,915,887	11.77%
High Tech Industries	90,795,799	91,992,012	10.52%
Media: Advertising, Printing & Publishing	57,640,321	58,741,061	6.72%
Consumer Goods: Non-Durable	63,145,301	52,938,611	6.05%
Beverage, Food, & Tobacco	42,554,582	45,074,817	5.15%
Consumer Goods: Durable	49,046,730	43,725,324	5.00%
Capital Equipment	32,517,673	33,879,801	3.87%
Services: Consumer	33,976,976	33,260,111	3.80%
Construction & Building	30,319,119	30,486,411	3.49%
Aerospace & Defense	46,745,104	24,541,921	2.81%
Environmental Industries	24,219,811	22,997,844	2.63%
Media: Broadcasting & Subscription	17,952,103	20,760,920	2.37%
Transportation & Logistics	17,235,150	17,661,859	2.02%
Chemicals, Plastics, & Rubber	18,338,366	17,569,176	2.01%
Metals & Mining	16,580,562	16,625,000	1.90%
Containers, Packaging, & Glass	17,432,252	15,539,555	1.78%
Utilities: Oil & Gas	9,943,041	10,000,000	1.14%
Education	10,251,179	8,367,469	0.96%
FIRE: Real Estate	17,285,138	6,175,994	0.71%
Media: Diversified & Production	5,662,174	5,763,247	0.66%
Finance	569,039	5,736,868	0.66%
Hotel, Gaming, & Leisure	—	890,968	0.10%
Energy: Oil & Gas	1,189,888	852,078	0.10%
	$902,143,550	$874,460,683	100.00%

At September 30, 2024, our average portfolio company investment at amortized cost and fair value was approximately $9.2 million and $9.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $22.8 million and $20.6 million, respectively. At December 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $9.7 million and $9.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.7 million and $18.9 million, respectively.

At both September 30, 2024 and December 31, 2023, 95% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 5% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2024 and December 31, 2023 was approximately 11.0% and 11.9%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of September 30, 2024 and December 31, 2023 was approximately 10.3% and 11.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $38.6 million and $26.1 million, respectively.

Investment Activity

During the nine months ended September 30, 2024, we made an aggregate of $112.6 million of investments in 12 new portfolio companies and 18 existing portfolio companies. During the nine months ended September 30, 2024, we received an aggregate of $87.3 million in proceeds from repayments of our investments.

During the nine months ended September 30, 2023, we made an aggregate of $139.7 million of investments in 17 new portfolio companies and 18 existing portfolio companies. During the nine months ended September 30, 2023, we received an aggregate of $79.1 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2024			As of December 31, 2023
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$232.1	26%	25	$214.1	24%	22
2	505.3	56%	54	535.3	62%	54
3	129.5	14%	12	107.2	12%	11
4	38.5	4%	5	11.1	1%	1
5	3.3	—%	4	6.8	1%	6
Total	$908.7	100%	100	$874.5	100%	94
(1)	One portfolio company appears in two categories as of both September 30, 2024 and December 31, 2023.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2024, we had loans to six portfolio companies that were on non-accrual status, which represented approximately 6.9% of our loan portfolio at cost and 4.7% at fair value. As of December 31, 2023, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 1.3% at fair value. As of September 30, 2024 and December 31, 2023, $5.1 million and $7.5 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the three and nine months ended September 30, 2024 and 2023

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2024 and 2023 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income(1)	$24.2	$25.0	$72.2	$71.9
PIK interest	0.9	0.8	2.5	2.7
Miscellaneous fees(1)	1.3	1.3	4.4	3.2
Total	$26.5	$27.2	$79.1	$77.8
(1)	For the three and nine months ended September 30, 2024, we recognized $0.4 million and $1.8 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions. For the three and nine months ended September 30, 2023, we recognized $0.7 million and $1.4 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The decrease in investment income for the three months ended September 30, 2024 was due primarily to a decrease in our principal debt outstanding. The increase in investment income for the nine months ended September 30, 2024 was due primarily to growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);

●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2024 and 2023 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating Expenses
Management fees	$3.9	$3.9	$11.7	$11.5
Valuation fees	0.1	0.1	0.3	0.3
Administrative services expenses	0.5	0.5	1.5	1.4
Income incentive fees	2.6	2.7	7.6	7.4
Capital gains incentive fee reversal	—	—	—	(0.6)
Professional fees	0.3	0.3	0.8	0.9
Directors’ fees	0.1	0.1	0.3	0.3
Insurance expense	0.1	0.2	0.4	0.4
Interest expense and other fees	8.0	8.0	23.9	24.0
Income tax expense	0.4	0.3	1.3	1.1
Other general and administrative expenses	0.2	0.2	0.9	0.8
Total Operating Expenses	$16.2	$16.3	$48.7	$47.5
Income incentive fee waiver	—	—	(1.9)	—
Total Operating Expenses, net of fee waivers	$16.2	$16.3	$46.8	$47.5

The decrease in operating expenses for the nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was due to the income incentive fee waiver, offset by the capital gains incentive fee reversal.

Net Investment Income

For the three months ended September 30, 2024, net investment income was $10.3 million, or $0.39 per common share (based on 26,326,426 weighted average shares outstanding for the three months ended September 30, 2024).

For the three months ended September 30, 2023, net investment income was $10.8 million, or $0.47 per common share (based on 22,824,221 weighted average shares outstanding for the three months ended September 30, 2023).

For the nine months ended September 30, 2024, net investment income was $32.3 million, or $1.29 per common share (based on 25,066,626 weighted average shares outstanding for the nine months ended September 30, 2024).

For the nine months ended September 30, 2023, net investment income was $30.3 million, or $1.42 per common share (based on 21,289,880 weighted average shares outstanding for the nine months ended September 30, 2023).

The decrease in net investment income over the respective three month periods was due to lower non-recurring investment income and higher non-accrual investments.

The increase in net investment income over the respective nine month periods was due to higher investment income as a result of a larger investment portfolio, offset by the decrease in expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure net realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2024 totaled $15.5 million and net realized losses totaled ($3.3) million.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2023 totaled $34.8 million and net realized gains totaled $0.6 million.

Proceeds from repayments of investments and amortization of certain other investments for the nine months ended September 30, 2024 totaled $87.3 million and net realized losses totaled ($21.7) million.

Proceeds from repayments of investments and amortization of certain other investments for the nine months ended September 30, 2023 totaled $79.1 million and net realized losses totaled ($0.3) million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended September 30, 2024 and 2023 totaled $8.5 million and ($13.8) million, respectively.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the nine months ended September 30, 2024 and 2023 totaled $26.4 million and ($24.3) million, respectively.

The change in unrealized appreciation (depreciation) over the respective periods was due to reversals of previous write-downs that were realized and company-specific investment write-downs, offset by company-specific write-ups.

Benefit (Provision) for Taxes on Unrealized Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the nine months ended September 30, 2024 and 2023, we recognized a benefit (provision) for income tax on unrealized investments of $0.2 million and ($0.1) million for the Taxable Subsidiaries, respectively. As of September 30, 2024 and December 31, 2023, there was $0.0 million and $0.2 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2024, net increase in net assets resulting from operations totaled $15.5 million, or $0.59 per common share (based on 26,326,426 weighted average shares outstanding for the three months ended September 30, 2024).

For the three months ended September 30, 2023, net decrease in net assets resulting from operations totaled ($2.4) million, or ($0.11) per common share (based on 22,824,221 weighted average shares outstanding for the three months ended September 30, 2023).

The net increase in net assets between the respective periods was due to higher unrealized appreciation, offset by higher realized losses in the current year.

For the nine months ended September 30, 2024, net increase in net assets resulting from operations totaled $37.2 million, or $1.48 per common share (based on 25,066,626 weighted average shares outstanding for the nine months ended September 30, 2024).

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

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $3.1 million for the nine months ended September 30, 2024, primarily in connection with the net increase in net assets resulting from operations and sales and repayments of portfolio investments, offset by the purchase of portfolio investments. Our financing activities for the nine months ended September 30, 2024 provided cash of $9.4 million primarily from proceeds from the issuance of common stock, offset by net paydowns on our Credit Facility and shareholder distibutions.

Our operating activities used net cash of $42.4 million for the nine months ended September 30, 2023, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the nine months ended September 30, 2023 provided cash of $13.6 million primarily from proceeds from the issuance of common stock, offset by net paydowns on our Credit Facility.

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

Also, as a BDC, we generally are required to meet an asset coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the Stellus Capital SBIC, LP (the “SBIC subsidiary”) and Stellus Capital SBIC II, LP (the “SBIC II subsidiary”) (collectively, the “SBIC subsidiaries”) guaranteed by the U.S. Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 242% and 223%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $38.6 million and $26.1 million, respectively.

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2024 and December 31, 2023, we were in compliance with these covenants.

As of September 30, 2024 and December 31, 2023, $157.4 million and $160.1 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair values of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $6.7 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2024 and December 31, 2023, $2.8 million and $3.5 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$3.5	$3.7	$10.4	$11.3
Loan fee amortization	0.3	0.1	0.8	0.4
Total interest and financing expenses	$3.8	$3.8	$11.2	$11.7
Weighted average interest rate	8.2%	8.2%	8.3%	7.8%
Effective interest rate (including fee amortization)	8.9%	8.6%	9.0%	8.1%
Average debt outstanding	$168.4	$178.0	$166.1	$193.5
Cash paid for interest and unused fees	$3.6	$3.5	$10.5	$11.1

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as Small Business Investment Companies (“SBICs”), we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBICs, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2024 and December 31, 2023, the SBIC subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA, and $150.0 million of SBA-guaranteed debentures outstanding.

As of both September 30, 2024 and December 31, 2023, the SBIC II subsidiary had $87.5 million in regulatory capital. As of both September 30, 2024 and December 31, 2023, the SBIC II subsidiary had $175.0 million of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $498.7 million and $485.2 million in assets at September 30, 2024 and December 31, 2023, respectively, which accounted for approximately 52.7% and 53.4% of our total consolidated assets, respectively.

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2024 and December 31, 2023, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the Consolidated Financial Statements.

As of September 30, 2024, we have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of September 30, 2024 and December 31, 2023, $3.9 million and $4.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$2.6	$2.6	$7.9	$7.4
Debenture fee amortization	0.3	0.3	0.7	0.9
Total interest and financing expenses	$2.9	$2.9	$8.6	$8.3
Weighted average interest rate	3.2%	3.1%	3.2%	3.1%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.6%	3.5%
Average debt outstanding	$325.0	$323.0	$325.0	$316.8
Cash paid for interest	$5.3	$5.0	$10.5	$9.6

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

As of both September 30, 2024 and December 31, 2023, the aggregate carrying amount of the Notes Payable were approximately $100.0 million. The Notes Payable are institutional, non-traded notes.

In connection with the issuance of the Notes Payable, we have incurred $2.3 million of fees, which are being amortized over the term of the Notes Payable, of which $0.7 million and $1.0 million remains to be amortized as of September 30, 2024 and December 31, 2023, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$1.2	$1.2	$3.7	$3.7
Deferred financing costs	0.1	0.1	0.3	0.3
Total interest and financing expenses	$1.3	$1.3	$4.0	$4.0
Weighted average interest rate	4.8%	4.8%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%	5.3%
Average debt outstanding	$100.0	$100.0	$100.0	$100.0
Cash paid for interest	$2.4	$2.4	$4.9	$4.9

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

We issued 1,058,366 and 2,913,722 shares during the three and nine months ended September 30, 2024 under the ATM Program, respectively, for gross proceeds of $14.6 million and $40.4 million and underwriting fees and other expenses of $0.3 million and $0.9 million, respectively. The average per share offering price of shares issued in the ATM Program during the three and nine months ended September 30, 2024 was $13.79 and $13.86, respectively. The Advisor agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less then net asset value per share. For the three and nine months ended September 30, 2024, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2024, we had $38.3 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 58 existing portfolio companies. As of December 31, 2023, we had $36.7 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 57 existing portfolio companies. As of September 30, 2024, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

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

Subsequent Events

Our management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

We invested in the following portfolio companies subsequent to September 30, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 18, 2024	Compost 360 Investments, LLC*	Organic waste recycler and producer of compost, mulch, and engineered soils	$49,280	Equity
New Investment	October 31, 2024	Norplex Micarta Acquisition, Inc.	Manufacturer of thermoset composite laminates	$13,000,000	Senior Secured – First Lien
				$500,000	Revolver Commitment
				$739,804	Equity
Add-On Investment	November 7, 2024	Green Intermediateco II, Inc.*	Cyber-security focused value-added reseller and associated service provider	$1,300,000	Senior Secured – First Lien

* Existing portfolio company

We realized the following portfolio company investment subsequent to September 30, 2024:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	November 4, 2024	Baker Manufacturing Company, LLC*	Manufacturer of water well equipment, specialized filtration pumps, and custom castings	$12,738,093	$—	Senior Secured – First Lien
Full Realization	November 5, 2024	Health Monitor Holdings, LLC*	Provider of point-of-care patient engagement and marketing solutions for pharmaceutical companies	$1,704,298	$651,379	Equity

* Existing portfolio company

Credit Facility

On October 30, 2024, we entered into an Increase Agreement to the Credit Facility which, among other things, amends the Credit Facility to increase the total available commitments under the Credit Facility from $260.0 million to $315.0 million on a committed basis.

The outstanding balance under the Credit Facility as of November 7, 2024 was $158.0 million.

Dividend Declared

On October 10, 2024, the Board declared a regular monthly dividend for each of October 2024, November 2024, and December 2024 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/10/2024	10/31/2024	10/31/2024	11/15/2024	$0.1333
10/10/2024	11/29/2024	11/29/2024	12/13/2024	$0.1333
10/10/2024	12/31/2024	12/31/2024	1/15/2024	$0.1333

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In September 2024, the U.S. Federal Reserve (the "Federal Reserve") reduced interest rates for the first time since March 2020 amidst the COVID-19 pandemic, bringing the target for the federal funds rate down to 4.75% - 5.00% from 5.25% - 5.50%. As of September 30, 2024 and December 31, 2023, 95% and 98% of the loans in our portfolio bore interest at a floating rate, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of September 30, 2024 and December 31, 2023, the weighted average interest rate floor on our floating rate loans was 1.44% and 1.26%, respectively.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2024 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$15.6	$(3.1)	$12.5
Up 150 basis points	11.7	(2.4)	9.3
Up 100 basis points	7.8	(1.6)	6.2
Up 50 basis points	3.9	(0.8)	3.1
Down 50 basis points	(3.9)	0.8	(3.1)
Down 100 basis points	(7.8)	1.6	(6.2)
Down 150 basis points	(11.7)	2.4	(9.3)
Down 200 basis points	(15.6)	3.1	(12.5)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the consolidated financial statements contained herein for more information on the incentive fee.
(2)	At September 30, 2024, the three-month SOFR rate was 459 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended September 30, 2024 and 2023, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2024 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

During the three and nine months ended September 30, 2024, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2024.

No shares were issued under the distribution reinvestment program during either of the three and nine months ended September 30, 2024 and 2023.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

(a)	None.
(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the three and nine months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: November 7, 2024	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer