Form 10-K
period 2024-12-31
Stellus Capital Investment Corp
filed 2025-03-04
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024 was $333,805,786.

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of March 4, 2025 was 27,519,506.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2024

PART I

Item 1.    Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management,” the “Advisor” or the “Administrator” refer to our investment adviser and administrator, Stellus Capital Management, LLC.

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We were organized as a Maryland corporation on May 8, 2012, and formally commenced operations on November 7, 2012. We originate and invest primarily in private lower middle-market companies (typically those with $5 million to $50 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often with corresponding equity co-investments. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans, and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche. Unsecured debt includes senior unsecured and subordinated loans.

Our investment activities are managed by our investment adviser, Stellus Capital Management, an investment advisory firm led by Robert T. Ladd and its other senior investment professionals. We source investments primarily through the extensive network of relationships that the senior investment professionals of Stellus Capital Management have developed with financial sponsor firms, financial institutions, lower middle-market companies, management teams and other professional intermediaries. The companies in which we invest are typically highly leveraged, and in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating that is often referred to as “junk.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation. We seek to achieve our investment objective by:

●	accessing the extensive origination channels established and developed by the Stellus Capital Management senior investment professionals, which include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;
●	investing in what we believe to be companies with strong business fundamentals, generally within our core lower middle-market company focus;
●	focusing on a variety of industry sectors, including business services, general industrial, government services, healthcare, software and specialty finance;
●	focusing primarily on directly originated transactions;
●	applying the disciplined underwriting standards that the Stellus Capital Management senior investment professionals have developed over their extensive investing careers; and
●	capitalizing upon the experience and resources of the Stellus Capital Management investment team to monitor our investments.

On May 9, 2022, we and certain of our affiliates received an exemptive order (the “Order”) from the Securities and Exchange Commission (“SEC”) that superseded the prior co-investment exemptive relief orders granted to us by the SEC that permits us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Advisor, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. We co-invest, subject to the conditions in the Order, with an affiliated private BDC and other private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to our investment strategy, and we may co-invest with other BDCs, registered investment companies and other private credit funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States, (ii) is not an investment company (other than SBICs (as defined below) that are wholly owned subsidiaries of a BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250 million or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

We have elected and intend to qualify annually to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not be subject to U.S. federal income tax on any income we timely distribute to our stockholders as dividends.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2024, our asset coverage ratio was 234%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

SBIC Licenses

Two of our wholly owned subsidiaries, Stellus Capital SBIC LP and Stellus Capital SBIC II LP (together, the “SBIC subsidiaries” and individually, the “SBIC I subsidiary” and “SBIC II subsidiary,” respectively), hold licenses to operate as small business investment companies (“SBICs”). Current U.S. Small Business Administration (“SBA”) regulations allow a single SBIC to obtain leverage in the form of debentures guaranteed by the SBA up to a maximum of

$175.0 million, subject to required capitalization of the SBIC subsidiary, SBA approval, and other requirements. The maximum leverage available to a “family” of two or more SBIC funds under common control is $350.0 million, subject to SBA approval. SBA-guaranteed debentures have fixed interest rates that equal the prevailing rate for 10-year U.S. Treasury Notes plus a market spread and have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time with no prepayment penalty. We believe that the SBA-guaranteed debentures are an attractive source of debt capital.

We have obtained exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of the SBIC subsidiaries from the definition of senior securities in the asset coverage requirement applicable to us under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage requirement by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

Summary Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
●	We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of Stellus Capital Management to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our incentive fee may induce Stellus Capital Management to make speculative investments.
●	We may be obligated to pay Stellus Capital Management incentive compensation even if we incur a loss and may pay more than 20.0% of our net capital gains because we cannot recover payments made in previous years.
●	We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
●	Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
●	Substantially all of our assets are subject to security interests under our amended and restated revolving credit agreement with certain lenders party thereto and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent (as amended from time to time, the “Credit Facility”), or claims of the SBA with respect to SBA-guaranteed debentures we may issue. If we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.
●	Most of our portfolio investments are recorded at fair value as determined in good faith by our board of directors (the “Board”) and, as a result, there may be uncertainty as to the value of our portfolio investments.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
●	Any failure to comply with SBA regulations could have an adverse effect on our SBIC subsidiaries’ operations.
●	Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
●	The time and resources that the investment professionals of Stellus Capital Management devote to us may be diverted, and we may face additional competition due to the fact that Stellus Capital Management and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.
●	If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.
●	The failure of cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
●	Our investments in private and lower middle-market portfolio companies are risky, and we could lose all or part of our investment.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
●	The interest rates of our floating-rate loans to our portfolio companies might be subject to change, and such fluctuations could negatively impact our financial condition and results of operations.

Portfolio Composition

Our investments generally range in size from $5 million to $30 million, and we may also selectively invest in larger positions. We generally expect that the size of our positions will increase in proportion to the size of our capital base. Pending such investments, we may reduce our outstanding indebtedness or invest in cash, cash equivalents, U.S. government securities and other high-quality debt investments with a maturity of one year or less. In the future, we may adjust opportunistically the percentage of our assets held in various types of loans, our principal loan sources and the industries to which we have greatest exposure based on market conditions, the credit cycle, available financing and our desired risk/return profile.

The following table provides a summary of our portfolio investments as of December 31, 2024:

As of
December 31, 2024
($ in millions)
Total number of portfolio company investments	105
Fair value(a)	$953.5
Cost	$961.8
% of portfolio at fair value – first lien debt(b)	89.8%
% of portfolio at fair value – second lien debt	1.2%
% of portfolio at fair value – unsecured debt	0.7%
% of portfolio at fair value – equity	8.3%
Weighted-average annual yield(c)	9.7%
(a)	As of December 31, 2024, $826.9 million of our debt investments at fair value were at floating interest rates, which represented approximately 94.5% of our total portfolio of debt investments at fair value. As of December 31, 2024, $47.8 million of our debt investments at fair value were at fixed interest rates, which represented approximately 5.5% of our total portfolio of debt investments at fair value.
(b)	Includes unitranche investments, which account for 2.0% of our portfolio at fair value.
(c)	As of December 31, 2024, the weighted average yield on all of our debt investments, including those on non-accrual status, was approximately 10.3%, of which approximately 9.5% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions and debt investments on non-accrual status, as of December 31, 2024 was approximately 9.7%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment-in-kind (“PIK”) interest, as well as accretion of original issue discount (“OID”). There can be no assurance that the weighted average yield will remain at its current level.

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.

The senior investment professionals of Stellus Capital Management have an average of over 36 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in lower middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to the D. E. Shaw & Co., L.P. and its associated investment funds (the “D.E. Shaw group”).

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

Market Opportunity

We originate and invest primarily in private lower middle-market companies through first lien (including unitranche), second lien and unsecured debt financing, often with corresponding equity co-investments. We believe the environment for investing in lower middle-market companies is attractive for several reasons, including:

Robust Demand for Debt Capital

We believe that private equity firms have significant committed but uncalled capital, a large portion of which is still available for investment in the United States. We expect the large amount of uninvested capital commitments will drive buyout activity over the next several years, which should, in turn, create lending opportunities for us.

Attractive Environment to Lend To Lower Middle-Market Companies

The current strength of the U.S. economy provides an attractive environment to lend to lower middle-market companies. The U.S. services, healthcare, technology and consumer products sectors continue to show strong growth and profitability, allowing lower middle-market companies to continue to service their debt and prudently borrow to support growth initiatives and mergers and acquisitions activity. This dynamism, coupled with ample capital from private equity firms to support lower middle-market companies, is creating a large population of credit worthy companies looking for debt capital.

Attractive Deal Pricing and Structures

We believe that the pricing of lower middle-market debt investments is higher, and the terms of such investments are more conservative, compared to larger liquid, public debt financings, due to the more limited universe of lenders as well as the highly negotiated nature of these financings. These transactions tend to offer stronger covenant packages, higher interest rates, lower leverage levels and better call protection compared to larger financings. In addition, lower middle-market loans typically offer other investor protections such as default penalties, lien protection, change of control provisions and information rights for lenders.

Specialized Lending Requirements

Lending to lower middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. We believe that several factors render many U.S. financial institutions ill-suited to lend to lower middle-market companies. For example, based on the experience of Stellus Capital Management’s senior investment professionals, lending to lower middle-market companies in the United States (a) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies, (b) requires specialized due diligence and underwriting capabilities, and (c) may also require more extensive ongoing monitoring by the lender. We believe that, through Stellus Capital Management, we have the experience and expertise to meet these specialized lending requirements.

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team

Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management senior investment professionals, including its senior investment professionals who have an average of over 36 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in lower middle-market investing, including originating, structuring and managing debt and equity securities through market cycles. We believe the members of Stellus Capital Management’s senior investment team are proven and experienced, with extensive capabilities in credit investing, having participated in these markets for the predominant portion of their careers. We believe that these characteristics enhance the quantity and quality of investment opportunities available to us.

Established, Rigorous Investment and Monitoring Process

The Stellus Capital Management investment professionals have developed an extensive review and credit analysis process. Each investment that is reviewed by Stellus Capital Management is brought through a structured, multi-stage approval process. In addition, Stellus Capital Management takes an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. We believe Stellus Capital Management’s investment and monitoring process and the depth and experience of its investment professionals allow it to conduct the type of due diligence and monitoring that enables it to identify and evaluate risks and opportunities.

Demonstrated Ability to Structure Investments Creatively

Stellus Capital Management has the expertise and ability to structure investments across all levels of a company’s capital structure. Furthermore, we believe that current market conditions will allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, OID, early redemption premiums, PIK interest and various forms of equity securities.

Resources of Stellus Capital Management Platform

We have access to the resources and capabilities of Stellus Capital Management, which has 17 investment professionals, including Robert T. Ladd, Dean D’Angelo, and Joshua T. Davis, who are supported by seven managing directors, three vice presidents and four analysts. These individuals have developed long-term relationships with lower middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by W. Todd Huskinson, who serves as our Chief Financial Officer and Chief Compliance Officer, and his staff of nine finance and operations professionals.

Investment Strategy

The Stellus Capital Management senior investment professionals employ an opportunistic and flexible investing approach, combined with strong risk management processes, which we believe yields a highly diversified portfolio across companies, geographies, industries, and investment types. We seek direct origination opportunities of first lien (including unitranche), second lien, and unsecured debt financing, often with corresponding equity co-investments, in lower middle-market companies. We believe that businesses in this size range often have limited access to public financial markets, and will benefit from Stellus Capital Management’s reliable lending approach. Many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to lower middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage.

With an average of over 36 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment professionals of Stellus Capital Management have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancing, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through equity co-investments. This flexible approach enables us to respond to market conditions and offer customized lending solutions.

Stellus Capital Management invests across a wide range of industries with deep expertise in select verticals including, but not limited to, business services, retail, general industrial, government services, healthcare, software and specialty finance. Our typical transactions include providing financing for leveraged buyouts, acquisitions, recapitalizations and growth opportunities. We seek to maintain a diversified portfolio of investments as a method to manage risk and capitalize on specific sector trends. In addition, we co-invest with private credit funds and a private BDC managed by Stellus Capital Management or its affiliates that have a similar, overlapping or identical investment strategy as us and where doing so is consistent with conditions of the Order, and we may co-invest with other BDCs, registered investment companies, and private credit funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future.

Our objective is to act as the lead or largest investor in transactions, generally investing between $5 million and $30 million per transaction. We expect the average investment holding period to be between two and four years, depending upon portfolio company objectives and conditions in the capital markets.

We focus on lower middle-market companies with between $5 million and $50 million of EBITDA in a variety of industry sectors with positive long-term dynamics and dependable cash flows. We seek businesses with management teams with demonstrated track records and economic incentives in strong franchises and sustainable competitive advantages with dependable and predictable cash flows.

We employ leverage prudently and within the limitations of the applicable laws and regulations for BDCs. Any decision on our part to use leverage will depend upon our assessment of the attractiveness of available investment opportunities in relation to the costs and perceived risks of such leverage.

Transaction Sourcing

As access to investment opportunities is highly relationship-driven, the senior investment team and other investment professionals of Stellus Capital Management spend considerable time developing and maintaining contacts with key deal sources, including private equity firms, investment banks and senior lenders. The senior investment team and other investment professionals of Stellus Capital Management have been actively investing in the lower middle-market for more than a decade and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contacts.

In addition to financial sponsors, Stellus Capital Management has developed a network of other deal sources, including:

●	management teams and entrepreneurs;
●	portfolio companies of private equity firms;
●	other investment firms that have similar strategies to Stellus Capital Management and are seeking co-investors;
●	placement agents and investment banks representing financial sponsors and issuers;
●	corporate operating advisers and other financial advisers; and
●	consultants, attorneys and other service providers to lower middle-market companies and financial sponsors.

We believe that Stellus Capital Management’s broad network of deal origination contacts will provide us with a continuous source of investment opportunities.

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Since inception, Stellus Capital Management has completed financing transactions with more than 190 equity sponsors and completed multiple financing transactions with more than 35 of those equity sponsors.

We believe that over the past decade, the senior investment team and other investment professionals of Stellus Capital Management have built a reputation as a thoughtful and disciplined provider of capital to lower middle-market companies and a preferred financing source for private equity sponsors and management teams. We believe these factors give Stellus Capital Management a competitive advantage in sourcing investment opportunities, which are put to use for our benefit.

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

We invest primarily in the debt securities of lower middle-market companies. Our investments typically carry a high level of cash pay interest and may incorporate other return-enhancing mechanisms such as commitment fees, OID, early redemption premiums, PIK interest and some form of equity participation, including preferred stock, common stock, warrants and other forms of equity participation. We expect that a typical debt investment in which we invest will have a term at origination of between five and seven years. We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale or recapitalization, or upon the worsening of the credit quality of the portfolio company.

Stellus Capital Management negotiates covenants in connection with debt investments that provide protection for us but allow appropriate flexibility for the portfolio company. Such covenants may include affirmative and negative covenants, default penalties, lien protection and change of control provisions. Stellus Capital Management requires comprehensive information rights including access to management, financial statements and budgets and, in some cases, membership on the portfolio company’s board of directors or board observation rights. Additionally, Stellus Capital Management generally requires financial covenants and terms that restrict an issuer’s use of leverage and limit asset sales and capital expenditures.

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

Investment Process

Through the resources of Stellus Capital Management, we have access to significant research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Stellus Capital Management has designed a highly involved and interactive investment management process, which is the core of its culture and the basis for what we believe is a strong track record of investment returns. The investment process seeks to select only those investments that the Advisor believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Stellus Capital Management applies its expertise to screen our investment opportunities as described below. This rigorous process, combined with its broad origination capabilities, has allowed the Stellus Capital Management team to be prudent in selecting opportunities in which to make an investment.

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

Prior to making an investment, Stellus Capital Management conducts rigorous diligence on each investment opportunity. In connection with its due diligence on a potential investment opportunity, Stellus Capital Management utilizes its internal diligence resources, which include its internally developed credit analytical framework, subscriptions to third party research resources, discussions with industry experts, internal information sharing systems and the analytical expertise of its investment professionals. Stellus Capital Management typically reviews the company’s historical financials, industry drivers and outlook, competitive threats, customer concentration, asset coverage, projected financials and credit metrics, management background checks and, if applicable, the track record and funding capabilities of the private equity sponsor.

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

Quarterly Full Portfolio Review Stellus Capital Management’s investment committee performs a comprehensive review of every portfolio company with the deal teams. This process includes a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, the valuation of each portfolio investment for which a market quotation is not readily available is reviewed by our independent third-party valuation firm at least twice annually. In addition, portfolio investments that are not publicly traded or for which market quotations are not readily available are valued at fair value as determined in good faith by our Board based on the input of Stellus Capital Management’s investment professionals and our Board’s audit committee.

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

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) regulates recordkeeping associated with fair value determinations. While our Board has not elected to designate a valuation designee, we have adopted valuation policies and procedures that comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, we will generally invest in illiquid loans and securities, including debt and equity securities of private lower middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by a BDC’s board (or valuation designee, as applicable).

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method.

Under procedures approved by our Board, we intend to value investments for which market quotations are readily available at such market quotations. We will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market quotations are not readily available will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. We also engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost, plus accreted discount or minus amortized premium, which approximates fair value. With respect to unquoted securities, our Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist in determining the valuation. Because we expect that there will not be a readily available market quotation for many of the investments in our portfolio, we expect to value most of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

We have adopted Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with

ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

●	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Stellus Capital Management responsible for the portfolio investment;
●	preliminary valuation conclusions are then documented and discussed with Stellus Capital Management’s senior investment professionals;
●	at least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;
●	the audit committee of our Board then reviews these preliminary valuations and any valuation provided by an independent valuation firm; and
●	the Board then discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Stellus Capital Management’s investment professionals, the independent valuation firm and the audit committee of the Board.

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

Realization of Investments

The potential exit scenarios of a portfolio company play an important role in evaluating investment decisions. Our debt orientation provides for increased potential exit opportunities, including (a) the sale of investments in the private markets, (b) the refinancing of investments, often due to maturity or recapitalizations, and (c) other liquidity events, including the sale or merger of the portfolio company. Since we seek to maintain a debt orientation in our investments, we expect to receive interest income over the course of the investment period, resulting in a return on invested capital well in advance of final exit.

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

Rule 18f-4 under the 1940 Act (“Rule 18f-4”) requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy in compliance with Rule 18f-4 and comply with the recordkeeping requirements.

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

Competition

Our primary competitors in providing financing to lower middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

We use the expertise of the investment professionals of Stellus Capital Management to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the investment professionals of Stellus Capital Management enable us to learn about, and compete effectively for, financing opportunities with attractive lower middle-market companies in the industries in which we invest.

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

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage (including preferred stock, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) and excluding cash and cash equivalents. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter are appropriately prorated.

Incentive Fee

The incentive fee, which provides Stellus Capital Management with a share of the income that it generates for us, has two components, ordinary income and capital gains, calculated as follows:

The ordinary income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision, for the benefit of

Stellus Capital Management, measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, Stellus Capital Management receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%.

The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, Stellus Capital Management receives 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters.

For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) will be paid to Stellus Capital Management, without any interest thereon, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle. Stellus Capital Management has agreed to permanently waive any interest accrued on the portion of the incentive fee attributable to deferred interest (such as PIK interest or OID).

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

Payment of Our Expenses

All investment professionals of Stellus Capital Management, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by Stellus Capital Management and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

●	our organization and offering;
●	calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our common stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and his staff);
●	transfer agent, dividend agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our shares on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital Management in connection with administering our business.

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

Board Approval of the Investment Advisory Agreement

Our Board, including a majority of our independent directors, approved the Investment Advisory Agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the Investment Advisory Agreement on January 6, 2025 by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. As a condition of the SEC's COVID-19 relief, our Board will be required to ratify the re-approval of the Investment Advisory Agreement at its next in-person meeting. In its consideration of the Investment Advisory Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

In voting to approve the Investment Advisory Agreement, our Board, including all of the directors who are not “interested persons” of the Company, made the following conclusions:

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

Administration Agreement

Under the Administration Agreement, Stellus Capital Management furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Stellus Capital Management also performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, Stellus Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Stellus Capital Management also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review of our Board) of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to our portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement had an initial term of two years and may be renewed with the approval of our Board on an annual basis. The Board approved the annual continuation of the Administration Agreement on January 6, 2025. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions under the Administration Agreement, we will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management. Stockholder approval is not required to amend the Administration Agreement.

Indemnification

The Administration Agreement provides that Stellus Capital Management, its affiliates and their respective officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Stellus Capital Management’s services under the Administration Agreement or otherwise as our administrator. Our obligation to provide indemnification under the Administration Agreement, however, is limited by the 1940 Act and Investment Company Act Release No. 11330, which, among other things, prohibit us from indemnifying any director, officer or other individual from any liability resulting directly from the willful misconduct, bad faith, gross negligence in the performance of duties or reckless disregard of applicable obligations and duties of the directors, officers or other individuals and require us to set forth reasonable and fair means for determining whether indemnification shall be made.

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

Exchange Act Reports

We maintain a website at www.stelluscapital.com (under the “Public Investors” section). The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these are policies fundamental and any of them may be changed without stockholder approval upon 60 days’ prior written notice to stockholders.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. Under the 1940 Act and the rules thereunder, “eligible portfolio companies” include any issuer that:
a.	is organized under the laws of, and has its principal place of business in, the United States;
b.	is not an investment company (other than an SBIC wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:
i.	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;
ii.	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or
iii.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)	Securities of any eligible portfolio company which we control.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

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

Codes of Ethics

We and Stellus Capital Management have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 206(4)-7 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. In addition, each code of ethics is available on the EDGAR database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as required by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our stockholders to employees of Stellus Capital Management and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards that are designed to protect the non-public personal information of our stockholders.

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

Taxation as a Regulated Investment Company

As a BDC, we have elected to be treated and intend to qualify annually to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we generally must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we:

●	qualify as a RIC; and
●	satisfy the Annual Distribution Requirement;

we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

In addition, we will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities, and net income from certain “qualified publicly traded partnerships” (as defined in the Code) (the “90% Income Test”); and
●	diversify our holdings so that at the end of each quarter of the taxable year:
o	at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o	no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding tax liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. If we are not able to obtain sufficient cash from other sources to satisfy the Annual Distribution Requirement, we may fail to maintain our tax treatment as a RIC and become subject to U.S. federal income tax on all of our taxable income without the benefit of the dividends-paid deduction.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy (i) the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business — Regulation as a Business Development Company — Senior Securities” in this Annual Report on Form 10-K. Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

In addition, we have formed and operate two SBIC subsidiaries, and are partially dependent on the SBIC subsidiaries for cash distributions to enable us to meet the Annual Distribution Requirement. The SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver. If the SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to maintain our tax treatment as a RIC, which would result in us becoming subject to U.S. federal income tax.

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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We currently expect to qualify as a publicly offered RIC, but there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered RIC for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the base management fee and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

If we are unable to qualify for tax treatment as a RIC, and certain relief provisions are unable to be satisfied, we would be subject to U.S. federal income tax imposed at corporate rates on all of our taxable income regardless of whether we make any distributions to our stockholders. Distributions would not be required, but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividend and non-corporate stockholders would generally be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gains with respect to certain of our assets (i.e. the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

NYSE Corporate Governance Regulations

NYSE has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.

Regulation as a Small Business Investment Company

Our wholly owned SBIC subsidiaries’ SBIC licenses allow them to incur leverage by issuing SBA-guaranteed debentures, subject to SBA regulations. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under current SBA regulations, eligible small businesses (together with their affiliates) include businesses that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller enterprises,” as defined by the SBA. A smaller enterprise is a business (together with its affiliates) that has a net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility of a small business or a smaller enterprise, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales of the business and its affiliates.

The SBA generally prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relenders or businesses with the majority of their employees located outside the United States, and business engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or certain “passive” (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not provide financing or a commitment to a small business in an amount equal to more than approximately 10.0% of the SBIC’s private capital in any one company and its affiliates.

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $175.0 million with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to SBA approval. The maximum leverage available to a “family” of two or more SBIC funds under common control is $350.0 million, subject to SBA approval. As of December 31, 2024, our SBIC I subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2024, our SBIC II subsidiary had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2024, the estimated fair value of the SBA-guaranteed debentures as prepared for disclosure purposes was $312.0 million.

We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of our SBIC subsidiaries from the definition of senior securities in the asset coverage requirement applicable to us under the 1940 Act. This allows us increased flexibility under the asset coverage requirement by permitting us to borrow up to $325.0 million more (subject to SBA approval) than we would otherwise be able to absent the receipt of this exemptive relief.

Our SBIC subsidiaries are subject to regulation and oversight by the SBA, including, among other requirements, maintaining certain minimum financial ratios and other covenants, routine examination by the SBA, and the performance of a financial audit by an independent auditor. Additionally, the SBA restricts the ability of an SBIC to provide financing to an “associate,” as defined in the SBA regulations, without prior written approval from the SBA. SBA regulations also prohibit, without prior SBA approval, a “change of control” or “change in ownership” of an SBIC (as such terms are defined in the SBA regulations) and require that SBICs invest idle funds in accordance with SBA regulations. Our SBIC subsidiaries also may be limited in their ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.

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

From time to time, capital markets may experience periods of disruption and instability, including during portions of the past several fiscal years. In addition, between 2008 and 2009, the global capital markets were unstable, as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and fluctuating interest rates, the wars in Ukraine and Russia and the Middle East, and health epidemics and pandemics.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced during portions of the past several fiscal years and from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms, and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

Any public health emergency, including any outbreak of other existing or new pandemics or epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty, could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.

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

Because we borrow money to make investments and may in the future issue additional senior securities, including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that fluctuations in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.

Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases, including as a result of the new U.S. presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors will determine that any of our ESG initiatives or commitments are sufficiently robust. Additionally, new regulatory initiatives related to ESG could adversely affect us and our portfolio companies.

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. Such scrutiny of ESG-related practices could expose the us and our portfolio companies to the risk of investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us.

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

Stellus Capital Management’s investment committee, which provides oversight over our investment activities, is provided to us by Stellus Capital Management under the Investment Advisory Agreement. Stellus Capital Management’s investment committee consists of four members, including Messrs. Ladd, and D’Angelo, each a member of our Board and a senior investment professional of Stellus Capital Management, Mr. Huskinson, Chief Financial Officer and Chief Compliance Officer for us and Stellus Capital Management, and Mr. Davis, a senior investment professional of Stellus Capital Management. The loss of one or more of the members of Stellus Capital Management’s investment committee may limit our ability to achieve our investment objective and operate our business. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The members of Stellus Capital Management’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Stellus Capital Management. Similarly, Stellus Capital Management and its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Stellus Capital Management and its affiliates currently manage several private credit funds and another BDC that have investment strategies that are similar to, overlapping with and/or identical to our investment strategy, and with which we co-invest. Stellus Capital Management also provides sub-advisory services to the D. E. Shaw group with respect to a private investment fund and a strategy of a private multi-strategy investment fund to which the D. E. Shaw group serves as investment adviser that have an investment strategy similar to our investment strategy.

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

In addition, because the incentive fee on net investment income is calculated as a percentage of our net assets subject to a hurdle, having additional leverage available may encourage Stellus Capital Management to use leverage to increase the leveraged return on our investment portfolio. To the extent additional leverage is available at favorable rates, Stellus Capital Management could use leverage to increase the size of our investment portfolio to generate additional income, which may make it easier to meet the incentive fee hurdle. As a result, the incentives for Stellus Capital Management to cause us to use additional leverage may be greater, which could result in our investing in more speculative securities than would otherwise be the case, resulting in higher investment losses, particularly during economic downturns.

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

Our investments in portfolio companies that operate in the business services industry represent 24.64% of our total portfolio as of December 31, 2024. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

We will be subject to U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.

To maintain our tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to U.S. federal income tax. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided, that we will satisfy the asset diversification requirements or the other requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments.

Legislative or regulatory tax changes could have an adverse impact on us and our stockholders.

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service, and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to U.S. federal income tax.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. A proposal approved by our stockholders at our 2024 annual stockholders meeting authorizes us to sell shares equal to up to 25% of our outstanding common stock below the then-current net asset value per share of our common stock in one or more offerings. This approval will expire on the earlier of our 2025 annual stockholder meeting or June 20, 2025, the one-year anniversary of our 2024 annual stockholders meeting. The proposal approved by our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. In addition, we cannot issue shares of our common stock below net asset value unless our Board determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

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

If we are unable to meet the financial obligations under our 4.875% Notes due 2026 (the “Notes Payable”), as issued on January 14, 2021, or the Credit Facility, the SBA, as a creditor, has a superior claim to the assets of our SBIC subsidiaries over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.

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

We have received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of our SBIC subsidiaries from the definition of senior securities in the asset coverage requirement applicable to us under the 1940 Act. This relief allows us increased flexibility under the asset coverage requirement by allowing us to borrow up to $325.0 million more through our SBIC subsidiaries than we would otherwise be able to borrow absent the receipt of this exemptive relief.

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

As of December 31, 2024, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure, and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

In past economic downturns and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

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

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-

party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price.

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

As a result of the 2024 U.S. election, one political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

On June 20, 2014 and August 14, 2019, our wholly owned subsidiaries, SBIC I subsidiary and SBIC II subsidiary, respectively, received licenses from the SBA to operate as SBICs. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forgo attractive investment opportunities that are not permitted under SBA regulations.

Further, SBA regulations require that an SBIC be examined by the SBA to determine its compliance with the relevant SBA regulations at least every two years. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If either of our SBIC subsidiaries fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958, as amended, or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are our wholly owned subsidiaries.

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

In order for us to qualify as a RIC and to minimize the imposition of U.S. federal income tax, we are required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries that are classified as partnerships or disregarded entities for U.S. federal income tax purposes, which includes the income from our SBIC subsidiaries. We are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of U.S. federal income on our income.

Our ability to enter into certain transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private fund managed by Stellus Capital Management or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market quotation is readily available. As a result, our Board determines the fair value of these loans and securities in good faith as described elsewhere in this Annual Report on Form 10-K. In connection with that determination, investment professionals from Stellus Capital Management provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment is reviewed by an independent valuation firm at least twice annually, the ultimate determination of fair value is made by our Board, including our interested directors, and not by such third-party valuation firm. In addition, Messrs. Ladd and D’Angelo, each an interested member of our Board, have a direct pecuniary interest in Stellus Capital Management. The participation of Stellus Capital Management’s investment professionals in our valuation process, and the pecuniary interest in Stellus Capital Management by certain members of our Board, could result in a conflict of interest as Stellus Capital Management’s management fee is based, in part, on the value of our gross assets, and incentive fees are based, in part, on realized gains and realized and unrealized losses.

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

If we fail to comply with the regulatory requirements applicable to BDCs, our business could be affected and our operating flexibility could be significantly reduced.

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, we may be required to register as an investment company under the 1940 Act and be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with those regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

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

Under Maryland General Corporation Law and our charter, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to stockholder distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or that otherwise might be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of preferred stock convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

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

The failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by Stellus Capital Management and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Stellus Capital Management’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

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

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Legislation passed in June 2023 suspended the debt ceiling through January 1, 2025. On January 2, 2025, the debt ceiling was reinstated and set to the level of obligations accrued during the suspension, $36.1 trillion. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, instability in the Chinese capital markets and global health events, including pandemics. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

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

Additionally, the Federal Reserve may further decrease, or may announce its intention to further decrease, the federal funds rate in 2025. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral securing the investment and/or equity co-investments we hold and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

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

Our investments in private and lower middle-market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and lower middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of Stellus Capital Management’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Lower middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, lower middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Lower middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and Stellus Capital Management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies, the commencement and duration of which could distract from their roles or service to us and negatively impact our business.

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate the valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We hold equity controlling equity positions in one of the portfolio companies included in our portfolio and, although we may do so in the future, we do not currently intend to hold additional controlling equity positions in our other portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

From time to time, one or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

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

Pursuant to SEC rules, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions may either comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or choose to treat such agreements as derivatives transactions under the adopted rule. A BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the SEC rules. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in our Credit Facility, the Notes Payable and any future credit facilities, as well as in the terms of any debt securities we issue, may limit our ability to make distributions in certain circumstances.

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

Risks Relating to Our Debt Securities

The Notes Payable are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by and us and our general liabilities (total liabilities, less debt).

The Notes Payable are not and will not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes Payable are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes Payable. In addition, the Notes Payable rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities (total liabilities, less debt). As of December 31, 2024, we had $175.4 million in outstanding indebtedness under our Credit Facility. The indebtedness under the Credit Facility is effectively senior to the Notes Payable to the extent of the value of the assets securing such indebtedness.

The Notes Payable are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes Payable are obligations exclusively of Stellus Capital Investment Corporation, and not of any of our subsidiaries. None of our subsidiaries are or will be a guarantor of the Notes Payable, and the Notes Payable are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes Payable. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes Payable) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes Payable are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including the SBIC subsidiaries. As of December 31, 2024, our subsidiaries had total indebtedness outstanding of $325.0 million. Certain of these entities (excluding our SBIC subsidiaries) currently serve as guarantors under our Credit Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the Notes Payable.

The indenture under which the Notes Payable are issued contains limited protection for holders of the Notes Payable.

The indenture under which the Notes Payable are issued offers limited protection to holders of the Notes Payable. The terms of the indenture and the Notes Payable do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the Notes Payable. In particular, the terms of the indenture and the Notes Payable do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes Payable, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes Payable to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes Payable and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes Payable with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes Payable, including subordinated indebtedness, except that we have agreed that, for the period of time during which the Notes Payable are outstanding, we will not violate Section 18(a)(1)(B) of the 1940 Act, as modified by (i) Section 61(a)(2) of the 1940 Act, or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
●	enter into transactions with affiliates;
●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
●	make investments; or

●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

Furthermore, the terms of the indenture and the Notes Payable do not protect holders of the Notes Payable in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the Notes Payable) and take a number of other actions that are not limited by the terms of the Notes Payable may have important consequences for holders of the Notes Payable, including making it more difficult for us to satisfy our obligations with respect to the Notes Payable or negatively affecting the market value of the Notes Payable.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes Payable, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the Notes Payable.

There is no active trading market for the Notes Payable. If an active trading market does not develop for the Notes Payable, you may not be able to sell them.

The Notes Payable are debt securities for which there currently is no trading market. We do not intend to list the Notes Payable on any securities exchange or for quotation of the Notes Payable on any automated dealer quotation system. If the Notes Payable are traded after their initial issuance, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions, or other relevant factors. Although the underwriter has informed us that it intends to make a market in the Notes Payable, it is not obligated to do so, and the underwriter may discontinue any market-making in the Notes Payable at any time at its sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop or be maintained for the Notes Payable, that you will be able to sell your Notes Payable at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes Payable may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes Payable for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes Payable.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the lenders or holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes Payable and substantially decrease the market value of the Notes Payable. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness, including the Notes Payable. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to refinance or restructure our debt, including the Notes Payable, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes Payable or our other debt. If we breach our covenants under the Credit Facility or our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, the indenture governing the Notes Payable has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes Payable, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may choose to redeem the Notes Payable when prevailing interest rates are relatively low.

The Notes Payable are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the Notes Payable from time to time, especially if prevailing interest rates are lower than the rate borne by the Notes Payable. If prevailing rates are lower at the time of redemption, and we redeem the Notes Payable, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes Payable being redeemed.

We may not be able to repurchase the Notes Payable upon a Change of Control Repurchase Event.

We may not be able to repurchase the Notes Payable upon a Change of Control Repurchase Event (as defined in the supplemental indenture governing the Notes Payable) because we may not have sufficient funds. We would not be able to borrow under our Credit Facility to finance such a repurchase of the Notes Payable, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the Notes Payable may require us to repurchase for cash some or all of the Notes Payable at a repurchase price equal to 100% of the aggregate principal amount of the Notes Payable being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the Notes Payable to require the mandatory purchase of the Notes Payable will constitute an event of default under our Credit Facility, entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered Notes Payable upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the Notes Payable and a cross-default under the agreements governing the Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the Notes Payable exercise their right to require us to repurchase Notes Payable upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes Payable or change in the debt markets could cause the liquidity or market value of the Notes Payable to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes Payable. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes Payable. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor the underwriter undertakes any obligation to maintain our credit ratings or to advise holders of Notes Payable of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agencies if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our Company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Notes Payable.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SCM.” As of March 4, 2025, we had eight stockholders of record, which did not include stockholders for whom shares are held in nominee or street name.

We generally intend to pay distributions to our stockholders out of assets legally available for distribution. Our distributions and their frequency, if any, will be determined by our Board. For the period January 2022 through March 2022, we paid monthly distributions of $0.0933 per share on our common shares. For the period April 2022 through December 2024, we paid monthly distributions of $0.1333 per share on our common shares. Payment of dividends on our common shares is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and our financial condition. However, we intend to continue to pay comparable dividends to stockholders in the future.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

On November 16, 2021, we entered into an equity distribution agreement, as amended and restated on August 29, 2022 (the “2021 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principals thereunder. Under the 2021 Equity Distribution Agreement, we could issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies.

On August 11, 2023, we entered into an equity distribution agreement (the “2023 Equity Distribution Agreement” and together with the 2021 Equity Distribution Agreement, the “Equity Distribution Agreements”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principals thereunder. Under the 2023 Equity Distribution Agreement, we may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, we no longer sold any shares under the 2021 Equity Distribution Agreement. We refers to the issuance and sale of shares under the Equity Distribution Agreements as the "ATM Program".

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

In May 2024, we sold 1,154,611 shares of common stock through the ATM Program for net proceeds of $15,859,129, which was used to repay borrowings under the Credit Facility.

In June 2024, we sold 700,745 shares of common stock through the ATM Program for net proceeds of $9,531,069, which was used to repay borrowings under the Credit Facility.

In July 2024, we sold 1,150 shares of common stock through the ATM Program for net proceeds of $15,633, which was used to repay borrowings under the Credit Facility.

In August 2024, we sold 707,610 shares of common stock through the ATM Program for net proceeds of $9,631,798, which was used to repay borrowings under the Credit Facility.

In September 2024, we sold 349,606 shares of common stock through the ATM Program for net proceeds of $4,727,126, which was used to repay borrowings under the Credit Facility.

In October 2024, we sold 18,374 shares of common stock through the ATM Program for net proceeds of $247,994, which was used to repay borrowings under the Credit Facility.

In November 2024, we sold 183,199 shares of common stock through the ATM Program for net proceeds of $2,501,729, which was used to repay borrowings under the Credit Facility.

In December 2024, we sold 240,181 shares of common stock through the ATM Program for net proceeds of $3,282,112, which was used to repay borrowings under the Credit Facility.

Purchases of Equity Securities

Dividend Reinvestment Plan

During the year ended December 31, 2024, as a part of our distribution reinvestment plan ("DRIP"), we purchased 182,184 shares of our common stock for an average price per share of $13.68 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2024:

	Total Number	Average Price
	of Shares	Paid Per
Period	Purchased	Share
January 1, 2024 – January 31, 2024	16,071	$12.87
February 1, 2024 – February 29, 2024	15,969	12.95
March 1, 2024 – March 31, 2024	16,111	13.09
April 1, 2024 – April 30, 2024	15,830	13.42
May 1, 2024 – May 31, 2024	15,081	14.21
June 1, 2024 – June 30, 2024	15,767	13.81
July 1, 2024 – July 31, 2024	15,487	14.36
August 1, 2024 – August 31, 2024	15,260	13.95
September 1, 2024 – September 30, 2024	15,318	13.71
October 1, 2024 – October 31, 2024	14,209	14.11
November 1, 2024 – November 30, 2024	12,705	13.95
December 1, 2024 – December 31, 2024	14,376	13.89
Total	182,184	$13.68

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

				Premium or	Premium or
				Discount of	Discount of
	NAV Per	Closing Sales Price(2)		High Sales	Low Sales
Fiscal Year Ended	Share(1)	High	Low	NAV(3)	NAV(3)
December 31, 2024
Fourth quarter	$13.46	$14.33	$13.14	6.46%	(2.38)%
Third quarter	$13.55	$14.41	$13.39	6.35%	(1.18)%
Second quarter	$13.36	$14.35	$12.97	7.41%	(2.92)%
First quarter	$13.41	$13.48	$12.56	0.52%	(6.34)%
December 31, 2023
Fourth quarter	$13.26	$13.73	$12.34	3.54%	(6.94)%
Third quarter	$13.19	$15.27	$13.60	15.77%	3.11%
Second quarter	$13.67	$15.00	$13.64	9.73%	(0.22)%
First quarter	$13.87	$15.97	$13.14	15.14%	(5.26)%
December 31, 2022
Fourth quarter	$14.02	$13.96	$11.98	(0.43)%	(14.55)%
Third quarter	$14.15	$14.08	$11.44	(0.49)%	(19.15)%
Second quarter	$14.07	$14.20	$11.13	0.92%	(20.90)%
First quarter	$14.03	$14.15	$13.08	0.86%	(6.77)%
(1)	NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for dividends.
(3)	Calculated as of the respective high or low sales price divided by the quarter-end NAV.

On March 3 2025, the last reported closing sales price of our common stock on the NYSE was $15.50 per share, which represented a premium of approximately 15.2% to the NAV per share reported by us as of December 31, 2024.

Shares of BDCs’ common stock may trade at a market price that is less than the value of the net assets attributable to those shares of common stock. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our shares of common stock began trading on November 8, 2012, in connection with our initial public offering, our shares of common stock have traded at times at a discount to the NAV attributable to those shares of common stock.

Stock Performance Graph

This graph compares the return on our shares of common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through December 31, 2024. The graph assumes that, at inception, a person invested $100 in each share of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Overview

We were organized as a Maryland corporation on May 18, 2012 and formally commenced operations on November 7, 2012. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in lower middle-market companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. Our investment activities are managed by our investment adviser, Stellus Capital Management.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies” (as defined in the 1940 Act). Under the relevant SEC rules, the term “eligible portfolio company” includes any issuer that (i) is organized and with their principal of business in the United States, (ii) is not an investment company (other than SBICs that are wholly owned subsidiaries of a BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act, and (iii) satisfies any one of the following criteria: such company (a) has a market capitalization of less than $250 million or does not have a class of securities listed on a national securities exchange, (b) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the company, and, as a result thereof, the BDC has an affiliated person who is a director of the company, or (c) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

We have elected to be treated, qualify, and intend to continue to qualify annually for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2024, we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to U.S. federal income taxes on any income we distribute to our stockholders.

Under the 1940 Act, we are allowed to incur a maximum asset coverage ratio of 150% if certain requirements are met, including the approval of a "required majority" (as such term is defined in Section 57(o) of the 1940 Act) the of Board and the approval of our stockholders.

On April 4, 2018, the Board, including a “required majority” of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders, our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of December 31, 2024, our asset coverage ratio was 234%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately held lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien (including unitranche), second lien, and unsecured debt financing, often with a corresponding equity investment.

As of December 31, 2024, we had $953.5 million (at fair value) invested in 105 companies. As of December 31, 2024, our portfolio included approximately 90% of first lien debt (including unitranche investments), 1% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$884,322,462	$856,096,255
Senior Secured – Second Lien	12,073,732	11,948,850
Unsecured Debt	6,755,866	6,612,493
Equity	58,636,646	78,840,090
Total Investments at Fair Value	$961,788,706	$953,497,688
(1)	Includes unitranche investments, which accounted for 2.0% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2023, we had $874.5 million (at fair value) invested in 93 companies. As of December 31, 2023, our portfolio included approximately 89% of first lien debt (including unitranche investments), 2% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2023 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$793,819,152	$774,789,320
Senior Secured – Second Lien	42,269,568	21,957,500
Unsecured Debt	6,138,183	5,956,280
Equity	59,916,647	71,757,583
Total Investments at Fair Value	$902,143,550	$874,460,683
(1)	Includes unitranche investments, which accounted for 4.5% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2024 and December 31, 2023, we had unfunded commitments of $41.3 million and $37.0 million, respectively, to provide financing to 71 and 57 portfolio companies, respectively. As of December 31, 2024, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$159,028,754	$154,041,942	16.15%
California	160,285,777	152,583,692	16.00%
Florida	108,434,730	104,718,969	10.98%
Illinois	66,486,029	56,591,435	5.94%
Pennsylvania	53,271,774	54,438,594	5.71%
Arizona	43,552,887	46,839,063	4.91%
New York	36,116,358	36,306,098	3.81%
Ohio	33,645,676	35,847,804	3.76%
Canada	32,107,256	32,375,749	3.40%
Colorado	31,283,806	28,218,186	2.96%
Wisconsin	27,935,159	23,352,084	2.45%
District of Columbia	22,711,852	26,654,283	2.80%
Georgia	12,391,680	23,345,077	2.45%
North Carolina	20,946,327	22,314,018	2.34%
Tennessee	20,490,429	20,703,772	2.17%
Massachusetts	19,965,590	20,559,398	2.16%
Missouri	18,590,476	18,712,569	1.96%
Iowa	13,486,486	13,486,486	1.41%
Idaho	11,763,648	11,830,192	1.24%
New Jersey	11,181,815	11,754,323	1.23%
Michigan	11,389,446	11,510,608	1.21%
Louisiana	9,216,389	9,371,830	0.98%
Virginia	9,293,896	9,373,367	0.98%
Washington	8,193,234	8,216,962	0.86%
Maryland	7,529,294	7,526,300	0.79%
Minnesota	6,448,091	6,452,144	0.68%
South Carolina	4,836,178	4,984,667	0.52%
Indiana	743,770	920,343	0.10%
United Kingdom	461,899	467,733	0.05%
Total Investments	$961,788,706	$953,497,688	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Texas	$182,531,256	$175,311,724	20.04%
California	175,207,692	167,713,589	19.18%
Florida	93,155,844	92,297,574	10.55%
Pennsylvania	49,939,315	50,188,102	5.74%
Illinois	58,633,617	49,834,429	5.70%
Arizona	42,136,322	44,558,279	5.10%
Ohio	31,805,370	34,370,277	3.93%
Colorado	31,525,420	30,971,079	3.54%
Wisconsin	27,452,444	26,190,771	3.00%
Washington	24,321,085	24,540,695	2.81%
Georgia	9,100,050	18,885,409	2.16%
Maryland	16,676,194	16,718,728	1.91%
New York	14,692,043	14,931,263	1.71%
Indiana	14,235,403	14,488,700	1.66%
North Carolina	13,891,930	14,532,532	1.66%
District of Columbia	13,030,899	14,006,563	1.60%
New Jersey	10,461,226	11,191,295	1.28%
Michigan	10,664,100	10,736,783	1.23%
Massachusetts	10,151,621	10,515,487	1.20%
Tennessee	9,390,657	9,379,311	1.07%
Missouri	8,862,512	8,850,162	1.01%
Canada	8,700,383	8,813,132	1.01%
Idaho	8,405,946	8,470,065	0.97%
Minnesota	5,976,818	5,907,639	0.68%
Louisiana	5,538,823	5,536,231	0.63%
South Carolina	4,946,375	5,083,862	0.58%
United Kingdom	20,710,205	437,002	0.05%
Total Investments	$902,143,550	$874,460,683	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$219,665,133	$234,908,112	24.64%
High Tech Industries	91,135,577	93,468,792	9.81%
Healthcare & Pharmaceuticals	85,300,317	85,478,418	8.97%
Media: Advertising, Printing & Publishing	71,318,416	72,291,584	7.58%
Beverage & Food	64,052,951	68,902,142	7.23%
Consumer Goods: Non-Durable	67,123,135	54,473,282	5.71%
Services: Consumer	49,388,222	46,066,301	4.83%
Capital Equipment	41,322,214	43,647,466	4.58%
Consumer Goods: Durable	43,393,413	42,094,390	4.41%
Chemicals, Plastics, & Rubber	36,693,101	36,907,602	3.87%
Construction & Building	32,374,992	32,979,859	3.46%
Aerospace & Defense	26,014,106	21,624,091	2.27%
Environmental Industries	18,903,681	18,282,056	1.92%
Transportation & Logistics	17,244,131	17,532,488	1.84%
Retail	14,799,085	14,723,620	1.54%
Media: Broadcasting & Subscription	12,170,577	14,314,711	1.50%
Containers, Packaging, & Glass	18,007,571	12,911,794	1.35%
Energy: Oil & Gas	11,353,959	10,728,031	1.13%
Hotel, Gaming, & Leisure	7,113,661	8,142,050	0.85%
FIRE: Real Estate	17,934,808	7,652,436	0.80%
Media: Diversified & Production	5,822,637	5,934,853	0.62%
Education	10,537,738	5,341,151	0.56%
Finance	119,281	5,092,459	0.53%
Total Investments	$961,788,706	$953,497,688	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2023:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$198,018,290	$207,963,749	23.78%
Healthcare & Pharmaceuticals	100,724,952	102,915,887	11.77%
High Tech Industries	90,795,799	91,992,012	10.52%
Media: Advertising, Printing & Publishing	57,640,321	58,741,061	6.72%
Consumer Goods: Non-Durable	63,145,301	52,938,611	6.05%
Beverage, Food, & Tobacco	42,554,582	45,074,817	5.15%
Consumer Goods: Durable	49,046,730	43,725,324	5.00%
Capital Equipment	32,517,673	33,879,801	3.87%
Services: Consumer	33,976,976	33,260,111	3.80%
Construction & Building	30,319,119	30,486,411	3.49%
Aerospace & Defense	46,745,104	24,541,921	2.81%
Environmental Industries	24,219,811	22,997,844	2.63%
Media: Broadcasting & Subscription	17,952,103	20,760,920	2.37%
Transportation & Logistics	17,235,150	17,661,859	2.02%
Chemicals, Plastics, & Rubber	18,338,366	17,569,176	2.01%
Metals & Mining	16,580,562	16,625,000	1.90%
Containers, Packaging, & Glass	17,432,252	15,539,555	1.78%
Utilities: Oil & Gas	9,943,041	10,000,000	1.14%
Education	10,251,179	8,367,469	0.96%
FIRE: Real Estate	17,285,138	6,175,994	0.71%
Media: Diversified & Production	5,662,174	5,763,247	0.66%
Finance	569,039	5,736,868	0.66%
Hotel, Gaming, & Leisure	—	890,968	0.10%
Energy: Oil & Gas	1,189,888	852,078	0.10%
Total Investments	$902,143,550	$874,460,683	100.00%

At December 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $9.2 million and $9.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $23.2 million and $21.2 million, respectively. At December 31, 2023, our average portfolio company investment at amortized cost and fair value was approximately $9.7 million and $9.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $21.7 million and $18.9 million, respectively.

At December 31, 2024, 94.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as the Secured Overnight Financing Rate (“SOFR”), and 5.5% bore interest at fixed rates. At December 31, 2023, 97.7% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as SOFR, and 2.3% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2024 and December 31, 2023 was approximately 10.3% and 11.9%, respectively, including debt investments on non-accrual status. The weighted average yield on all of our investments, including non-income producing equity positions and debt investments on non-accrual status, as of December 31, 2024 and December 31, 2023 was approximately 9.7% and 11.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of OID. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $20.1 million and $26.1 million, respectively, the majority of which was held in our SBIC subsidiaries.

Investment Activity

During the year ended December 31, 2024, we made $221.2 million of investments in 21 new portfolio companies and 29 existing portfolio companies. During the year ended December 31, 2024, we received an aggregate of $151.8 million in proceeds from repayments of our investments.

During the year ended December 31, 2023, we made $190.9 million of investments in 18 new portfolio companies and 28 existing portfolio companies. During the year ended December 31, 2023, we received an aggregate of $141.3 million in proceeds from repayments of our investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to lower middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following is a summary of asset quality ratings of our investment portfolio as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024			As of December 31, 2023
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$227.2	24%	24	$214.1	24%	22
2	564.5	59%	61	535.3	62%	54
3	112.0	12%	11	107.2	12%	11
4	41.3	4%	5	11.1	1%	1
5	8.5	1%	5	6.8	1%	6
Total	$953.5	100%	106	$874.5	100%	94
(1)	One portfolio company appears in two categories as of December 31, 2024 and as of December 31, 2023.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2024, we had loans to seven portfolio companies that were on non-accrual status, which represented approximately 8.3% of our loan portfolio at cost and 5.4% at fair value. As of December 31, 2023, we had loans to four portfolio companies that were on non-accrual status, which represented approximately 4.2% of our loan portfolio at cost and 1.3% at fair value. As of December 31, 2024 and December 31, 2023, $6.5 million and $7.5 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Years Ended December 31, 2024, 2023, and 2022

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

The following shows the breakdown of investment income for the years ended December 31, 2024, 2023, and 2022 (in millions).

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest income(1)	$95.4	$96.9	$70.8
PIK interest	3.3	3.8	1.4
Miscellaneous fees(1)	6.0	5.1	2.9
Total	$104.7	$105.8	$75.1
(1)	For the years ended December 31, 2024, 2023, and 2022, we recognized $2.5 million, $2.7 million and $1.2 million of non-recurring income, respectively. Non-recurring income was related to early repayments, the recognition of previously reserved income from a prior period, and amendments to specific loan positions.

The decrease in interest income from the year ended December 31, 2023 to the year ended December 31, 2024 was due primarily to falling interest rates and increased loans on non-accrual, offset by growth in the overall investment portfolio. The increase in interest income from the year ended December 31, 2022 to the year ended December 31, 2023 was due primarily to growth in the overall investment portfolio and rising interest rates.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	base management and incentive fees;
●	offerings of our common stock and other securities;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and his respective staffs);
●	transfer agent, dividend agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;

●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the years ended December 31, 2024, 2023, and 2022 (in millions).

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating Expenses
Management fees	$15.7	$15.5	$14.8
Valuation fees	0.4	0.4	0.3
Administrative services expenses	1.9	1.9	1.8
Income incentive fees	10.0	10.2	3.8
Capital gains incentive fee reversal	—	(0.6)	(2.8)
Professional fees	1.2	1.4	1.1
Directors’ fees	0.4	0.4	0.3
Insurance expense	0.5	0.5	0.5
Interest expense and other fees	31.5	32.0	24.5
Income tax expense	1.8	1.3	1.2
Other general and administrative expenses	1.2	0.9	1.0
Total Operating Expenses	$64.6	$63.9	$46.5
Income incentive fee waiver	(1.8)	(0.3)	—
Total Operating Expenses, net of fee waivers	$62.8	$63.6	$46.5

The decrease in operating expenses for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was due to higher income incentive fee waivers due to the total return limitation, offset in part by higher income tax expense due to increase taxable spillover income. The increase in operating expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to (1) higher interest expense as a result of higher outstanding balances on our SBA-guaranteed debentures, as well as rising interest rates, (2) higher management fees due to a larger investment portfolio and (3) higher incentive fees due to portfolio performance.

Net Investment Income

For the year ended December 31, 2024, net investment income was $41.9 million, or $1.64 per common share based on 25,596,593 weighted-average common shares outstanding. For the year ended December 31, 2023, net investment income was $42.2 million, or $1.92 per common share based on 22,004,648 weighted-average common shares outstanding. For the year ended December 31, 2022, net investment income was $28.6 million, or $1.46 per common share based on 19,552,931 weighted-average common shares outstanding.

Net investment income for the year ended December 31, 2024 was materially similar compared to the year ended December 31, 2023 as a result of decreased interest income as explained in the “Revenues” section above, offset by lower operating expenses as explained in the “Expenses” section above.

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

Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2024 totaled $151.8 million, net realized losses on investments totaled ($15.7) million and net realized losses on foreign currency translations of ($0.1) million. Net realized losses during the year ended December 31, 2024 resulted primarily from losses from the realization of our debt investments in certain portfolio companies, partially offset from gains from the realization of certain equity investments. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2023 totaled $141.3 million resulting in net realized losses on investments totaling ($30.2) million and net realized losses on foreign currency translations of ($0.1) million, primarily from losses from the realization of our debt investments in certain portfolio companies, partially offset from gains from the realization of our equity investments. Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2022 totaled $127.5 million resulting in net realized gains totaling $3.7 million, primarily from gains from the realization of our equity investments in certain portfolio companies, offset by dispositions of loans in our portfolio.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments and cash equivalents, including foreign currency translations, for the year ended December 31, 2024, 2023, and 2022 totaled $19.6 million, $2.8 million, and ($17.5) million, respectively.

The change in unrealized appreciation in 2024 was primarily due to realizations on investments previously written down. The change in unrealized appreciation in 2023 was primarily due to realizations on investments previously written down. The change in unrealized depreciation in 2022 was primarily due to write downs on specific investments.

Benefit (Provision) for Taxes on Unrealized Depreciation(Appreciation) on Investments

We have direct wholly owned subsidiaries that have elected to be treated as corporations for U.S. federal income tax purposes (the "Taxable Subsidiaries"), and as a result, the income of the Taxable Subsidiaries is subject to U.S. federal income tax imposed at corporate rates. The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may independently generate income, gains, deductions or losses for U.S. federal income tax purposes as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our Consolidated Financial Statements.

For the years ended December 31, 2024, 2023 and 2022, we recognized a deferred tax benefit (provision) related to unrealized depreciation (appreciation) on certain equity investments for income tax at our Taxable Subsidiaries of approximately $0.2 million, ($0.1) million, and ($0.2) million, respectively.

For the years ended December 31, 2024 and 2023, we recognized tax benefit related to losses realized on certain equity investments held at our Taxable Subsidiaries of less than $0.1 million and $3.0 million, respectively. There was no such tax expense for the year ended December 31, 2022. As of December 31, 2024 and 2023, a tax receivable related to the tax benefit on realized losses of $1.3 million and $1.6 million, respectively, was included on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, a deferred tax liability of $0.2 million was included in Consolidated Statements of Assets and Liabilities. As of December 31, 2024, there was no such deferred tax liability included in Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $45.8 million, or $1.79 per common share based on weighted-average common shares of 25,596,593 outstanding for the year ended December 31, 2024.

Net increase in net assets resulting from operations totaled $17.5 million, or $0.80 per common share based on weighted-average common shares of 22,004,648 outstanding for the year ended December 31, 2023.

Net increase in net assets resulting from operations totaled $14.5 million, or $0.74 per common share based on weighted-average common shares of 19,552,931 outstanding for the year ended December 31, 2022.

The net increase in net assets resulting from operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a decrease in realized losses and increase on unrealized appreciation. The net increase in net assets resulting from operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to an increase in net investment income, offset by realized losses.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $28.6 million for the year ended December 31, 2024, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2024 provided cash of $22.6 million primarily from our ATM Program and net borrowings on our Credit Facility, offset by stockholder distributions.

Our operating activities used net cash of $17.3 million for the year ended December 31, 2023, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2023 used cash of $4.7 million primarily from stockholder distributions and net payments on our Credit Facility, offset by proceeds from our ATM Program.

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

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, Notes Payable, SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, the ATM Program, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities. Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal approved by our stockholders at our 2024 annual stockholders meeting authorizes us to sell up to 25% of our outstanding common stock at a price equal to or below the then-current net asset value per share in one or more offerings. This authorization will expire on the earlier of June 20, 2025, the one-year anniversary of our 2024 annual stockholders meeting, or the date of our 2025 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet an asset coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of our senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratio requirement at all times. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 234% and 223%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $20.1 million and $26.1 million, respectively.

Credit Facility

On October 11, 2017, we entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022, November 21, 2023, and October 30, 2024, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders.

The Credit Facility provides for borrowings up to a maximum of $315.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $350.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to the Fourth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, the Credit Facility will bear interest, subject to our election, on a per annum basis equal to (i) term SOFR plus 2.50% (or 2.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus a SOFR credit spread adjustment (0.10% for one-month term SOFR and 0.15% for three-month term SOFR), with a 0.25% SOFR floor, or (ii) 1.50% (or 1.75% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Interest is payable monthly or quarterly in arrears. The commitment to fund the revolver expires on November 21, 2027, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 21, 2028. Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2024, we were in compliance with these covenants.

As of December 31, 2024 and December 31, 2023, the outstanding balance under the Credit Facility was $175.4 million and $160.1 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $7.3 million in connection with the current Credit Facility, which were capitalized and are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of December 31, 2024 and 2023, $3.1 million and $3.5 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability attributable to the Credit Facility.

Interest on the Credit Facility is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2024, 2023, and 2022 (dollars in millions):

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$13.6	$14.7	$9.2
Loan fee amortization	1.1	0.7	0.6
Total interest and financing expenses	$14.7	$15.4	$9.8
Weighted average interest rate	8.3%	7.9%	4.4%
Effective interest rate (including fee amortization)	8.9%	8.3%	4.8%
Average debt outstanding	$164.3	$186.1	$204.3
Cash paid for interest and unused fees	$13.5	$14.5	$9.0

SBA-guaranteed debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBICs, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both December 31, 2024 and 2023, the SBIC I subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA, and $150 million of SBA-guaranteed debentures outstanding. As of both December 31, 2024 and 2023, the SBIC II subsidiary had $87.5 million in regulatory capital and $175 million of SBA-guaranteed debentures outstanding.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude debt of the SBIC subsidiaries guaranteed by the SBA for purposes of complying with 150% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiaries held $510.1 million and $485.2 million in assets at December 31, 2024 and 2023, respectively, which accounted for approximately 52.0% and 53.4% of our total consolidated assets at December 31, 2024 and 2023, respectively.

SBA-guaranteed debentures have fixed interest rates that equal the prevailing rate for 10-year U.S. Treasury Notes plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA-guaranteed debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures are also subject to certain fees payable by the SBIC subsidiaries calculated at the time such debentures are drawn. As of both December 31, 2024 and 2023, the SBIC subsidiaries had $325.0 million of the SBA-guaranteed debentures outstanding.

As of December 31, 2024 and 2023, the carrying amount of the SBA-guaranteed debentures was $321.3 million and $320.3 million, respectively. At the measurement date, the estimated fair value of the SBA-guaranteed debentures as prepared for disclosure purposes was $312.0 million. As of December 31, 2023, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair value of the SBA-guaranteed debentures is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2024 and 2023, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to our Consolidated Financial Statements.

We have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of December 31, 2024 and 2023, $3.7 million and $4.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2024, 2023, and 2022 (dollars in millions):

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$10.5	$10.0	$8.2
Debenture fee amortization	1.0	1.3	1.2
Total interest and financing expenses	$11.5	$11.3	$9.4
Weighted average interest rate	3.2%	3.2%	2.8%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.3%
Average debt outstanding	$325.0	$318.8	$288.2
Cash paid for interest	$10.5	$9.6	$7.4

Notes Payable

On January 14, 2021, we issued $100.0 million in aggregate principal amount of the Notes Payable. The Notes Payable will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the Notes Payable is payable semi-annually beginning September 30, 2021.

We used the net proceeds from the Notes Payable offering to fully redeem the 5.75% fixed-rate notes due September 15, 2022 and repay a portion of the amount outstanding under the Credit Facility.

The Notes Payable are institutional, non-traded notes. As of December 31, 2024 and 2023, the carrying amount of the Notes Payable was $99.4 million and $99.0 million, respectively. At the measurement date, the estimated fair value of the Notes Payable as prepared for disclosure purposes was $96.6 million.

In connection with the issuance and maintenance of the Notes Payable, we have incurred $2.3 million of fees, which are being amortized over the term of the Notes Payable. As of December 31, 2024 and December 31, 2023, $0.6 million and $1.0 million remained to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the years ended December 31, 2024, 2023, and 2022 (in millions):

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$4.9	$4.9	$4.9
Deferred financing costs	0.4	0.4	0.4
Total interest and financing expenses	$5.3	$5.3	$5.3
Weighted average interest rate	4.9%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%
Average debt outstanding	$100.0	$100.0	$100.0
Cash paid for interest	$4.9	$4.9	$4.9

ATM Program

On November 16, 2021, we entered into the 2021 Equity Distribution Agreement with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principals thereunder. Under the 2021 Equity Distribution Agreement, as amended, we could issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies.

On August 11, 2023, we entered into the 2023 Equity Distribution Agreement with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2023 Equity Distribution Agreement, we may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. We refer to our issuance and sale of shares under the Equity Distribution Agreements as the “ATM Program.”

We issued 3,355,476 shares and 4,458,873 shares during the fiscal years ended December 31, 2024 and 2023 under the ATM Program, respectively, for gross proceeds of $46.5 million and $62.9 million and underwriting fees and other expenses of $1.1 million and $1.2 million, respectively. The average per share offering price of shares issued in the ATM Program during the fiscal years ended December 31, 2024 and 2023 was $13.86 and $14.10, respectively. The Advisor agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less than then-net asset value per share. For the fiscal year ended December 31, 2024, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value. For the fiscal year ended December 31, 2023, the Advisor reimbursed $0.5 million in such fees and expenses.

Contractual Obligations

							2030 and
	Total	2025	2026	2027	2028	2029	thereafter

	(in millions)
Credit Facility payable	$175.4	$—	$—	$—	$14.6	$160.8	$—
Notes payable	100.0	—	100.0	—	—	—	—
SBA-guaranteed debentures	325.0	26.0	39.0	—	82.5	2.5	175.0
Total	$600.4	$26	$139.0	$—	$97.1	$163.3	$175.0

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2024, our only off-balance sheet arrangements consisted of $41.0 million of unfunded commitments to provide debt financing to 70 existing portfolio companies and $0.3 million in unfunded equity commitments to one existing portfolio company. As of December 31, 2023, our only off-balance sheet arrangements consisted of $36.7 million of unfunded commitments to provide debt financing to 56 existing portfolio companies and $0.3 million in unfunded equity commitments to one existing portfolio company. As of December 31, 2024, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

RIC Status and Dividends

We have elected to be treated and intend to qualify annually as a RIC under Subchapter M of the Code. So long as we maintain our qualification as a RIC, we will not be subject to U.S. federal income tax to the extent that we timely distribute our investment company taxable income and realized net capital gains to stockholders as dividends.

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

To qualify for RIC tax treatment, we generally must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year to avoid a U.S. federal excise tax on our undistributed earnings of a RIC. As of December 31, 2024, we had $45.4 million of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2025. As of December 31, 2023, we had $37.0 million of undistributed taxable income that was carried forward toward distributions paid during the year ending December 31, 2024.

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

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements contained herein for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the financial statements.

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

For a description of our critical accounting policies, see Note 1 to our Consolidated Financial Statements included in this report. We consider the most significant accounting policies to be those related to our valuation of portfolio investments and revenue recognition.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our Consolidated Financial Statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2024 and 2023, our investment portfolio at fair value represented approximately 97.2% and 96.3% of our total assets, respectively. We are required to report our investments for which market quotations are not readily available at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note 1 to the Consolidated Financial Statements contained herein for a detailed discussion of our investment portfolio valuation process and procedures.

Due to the inherent uncertainty in the valuation process, our Board’s determination of fair value for our investment portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Our Board determines the fair value of each individual investment for which market quotations are not readily available and we record changes in fair value as unrealized appreciation or depreciation.

We believe our investment portfolio as of December 31, 2024 and 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Subsequent Events

Investment Portfolio

We invested in the following portfolio companies subsequent to December 31, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	January 10, 2025	Pacific Shoring Products, LLC	Manufacturer of trench shoring and safety equipment sold to equipment rental companies	$8,500,000	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$498,491	Equity
New Investment	January 15, 2025	Environmental Remedies, LLC	Residential asbestos abatement provider	$7,330,762	Senior Secured – First Lien
				$2,681,986	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$163,109	Equity
New Investment	January 16, 2025	Plus Delta Partners, Inc.	Provider of fundraising training and tools for higher education institutions and other nonprofits	$7,400,000	Senior Secured – First Lien
				$3,753,955	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$325,764	Equity
New Investment	January 24, 2025	Strategus, LLC	Provider of connected TV advertising services	$7,801,439	Senior Secured – First Lien
				$2,524,737	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$170,362	Equity
Add-On Investment	February 10, 2025	Florachem Corporation*	Distiller and supplier of natural citrus, pine, and specialty inputs	$877,716	Senior Secured – First Lien
New Investment	February 28, 2025	Identity Theft Guard Solutions, Inc.	Cyber breach response and monitoring services	$8,722,887	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$352,915	Equity
New Investment	February 28, 2025	MoboTrex, LLC	Distributor and manufacturer of intelligent traffic solution equipment	$5,137,070	Senior Secured – First Lien
				$109,312	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
*	Existing portfolio company

Credit Facility

The outstanding balance of our the Credit Facility as of March 4, 2025 was $230.5 million.

SBA-guaranteed Debentures

On February 14, 2025, the SBIC I subsidiary prepaid all principal and accrued interest related to SBA-guaranteed debentures maturing on March 1, 2025. The outstanding balance under SBA-guaranteed debentures as of March 4, 2025 was $308.8 million.

Dividend Declared

On January 9, 2025, our Board declared a regular monthly distribution for each of January, February and March 2025 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
1/9/2025	1/31/2025	1/31/2025	2/14/2025	$0.1333
1/9/2025	2/28/2025	2/28/2025	3/14/2025	$0.1333
1/9/2025	3/31/2025	3/31/2025	4/15/2025	$0.1333

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, most recently lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024. As of December 31, 2024 and December 31, 2023, 94.5% and 97.7% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of December 31, 2024 and December 31, 2023, the weighted average interest rate floor on our floating rate loans was 1.46% and 1.26%, respectively.

Assuming that the Consolidated Statements of Assets and Liabilities as of December 31, 2024 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$16.3	$(3.5)	$12.8
Up 150 basis points	12.2	(2.6)	9.6
Up 100 basis points	8.2	(1.8)	6.4
Up 50 basis points	4.1	(0.9)	3.2
Down 50 basis points	(4.1)	0.9	(3.2)
Down 100 basis points	(8.2)	1.8	(6.4)
Down 150 basis points	(12.2)	2.6	(9.6)
Down 200 basis points	(16.3)	3.5	(12.8)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the Consolidated Financial Statements contained herein for more information on the incentive fee.
(2)	At December 31, 2024, the three-month SOFR rate was 430 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 -basis point SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2024 and 2023, we did not engage in interest rate hedging activities.

Item 8.Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Houston, Texas, PCAOB ID Number 34 and Grant Thornton LLP, Dallas, Texas, PCAOB ID Number 248)	95
Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	98
Statements of Operations for the years ended December 31, 2024, 2023, and 2022	99
Statements of Changes in Net Assets for the years ended December 31, 2024, 2023, and 2022	100
Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	101
Schedule of Investments as of December 31, 2024 and December 31, 2023	102
Notes to Financial Statements	131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Stellus Capital Investment Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statement of assets and liabilities of Stellus Capital Investment Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2024, the financial highlights (in Note 8) for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2024, and its financial highlights for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value – Level 3 Investments – Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive audit effort to audit management’s estimate of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of certain Level 3 investments included the following, among others:

●	With the assistance of our fair value specialists, we compared management’s unobservable inputs to external sources, and for a sample of the investments, we developed independent estimates of the fair value and compared our estimates to the Company’s estimates.
●	We assessed the consistency by which management has applied significant unobservable valuation assumptions.
●	We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 4, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Stellus Capital Investment Corporation

Opinion on the financial statements

We have audited the consolidated statement of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included verification by confirmation of securities as of December 31, 2023 and 2022, by correspondence with portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2012 to 2024.

Dallas, Texas

March 4, 2024 (except for Note 14, as to which the date is March 4, 2025)

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023
ASSETS
Controlled investments at fair value (amortized cost of $17,934,808 and $17,285,138, respectively)	$7,652,436	$6,175,994
Non-controlled, non-affiliated investments, at fair value (amortized cost of $943,853,898 and $884,858,412, respectively)	945,845,252	868,284,689
Cash and cash equivalents	20,058,594	26,125,741
Receivable for sales and repayments of investments	335,689	371,877
Interest receivable	4,947,765	4,882,338
Income tax receivable	1,301,965	1,588,708
Other receivables	87,995	42,995
Related party receivable	3,687	—
Deferred offering costs	—	7,312
Prepaid expenses	666,866	606,674
Total Assets	$980,900,249	$908,086,328
LIABILITIES
Notes Payable	$99,444,355	$98,996,412
Credit Facility payable	172,314,315	156,564,776
SBA-guaranteed debentures	321,251,939	320,273,358
Dividends payable	3,663,233	—
Management fees payable	4,034,109	2,918,536
Income incentive fees payable	3,109,560	2,885,180
Interest payable	5,281,343	5,241,164
Unearned revenue	548,626	397,725
Administrative services payable	393,513	402,151
Deferred tax liability	—	188,893
Other accrued expenses and liabilities	937,316	278,345
Total Liabilities	$610,978,309	$588,146,540
Commitments and contingencies (Note 7)
Net Assets	$369,921,940	$319,939,788
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 27,481,118 and 24,125,642 issued and outstanding, respectively)	$27,481	$24,125
Paid-in capital	379,549,272	335,918,984
Total distributable loss	(9,654,813)	(16,003,321)
Net Assets	$369,921,940	$319,939,788
Total Liabilities and Net Assets	$980,900,249	$908,086,328
Net Asset Value Per Share	$13.46	$13.26

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
INVESTMENT INCOME
From controlled investments:
Interest income	$81,636	$37,897	$—
From non-controlled, non-affiliated investments
Interest income	99,804,184	101,978,891	72,964,999
Other income	4,850,313	3,830,780	2,147,577
Total Investment Income	$104,736,133	$105,847,568	$75,112,576
OPERATING EXPENSES
Management fees	$15,698,129	$15,452,347	$14,848,174
Valuation fees	380,239	373,628	351,752
Administrative services expenses	1,916,283	1,908,191	1,810,576
Income incentive fees	10,045,966	10,189,888	3,782,151
Capital gains incentive fee reversal	—	(569,528)	(2,818,623)
Professional fees	1,190,232	1,455,372	1,103,693
Directors’ fees	412,000	406,000	329,000
Insurance expense	499,913	492,596	503,907
Interest expense and other fees	31,506,068	32,011,317	24,469,285
Income tax expense	1,808,838	1,333,452	1,161,668
Other general and administrative expenses	1,175,765	891,170	984,309
Total Operating Expenses	$64,633,433	$63,944,433	$46,525,892
Income incentive fee waiver	(1,826,893)	(307,442)	—
Total Operating Expenses, net of fee waivers	$62,806,540	$63,636,991	$46,525,892
Net Investment Income	$41,929,593	$42,210,577	$28,586,684
Net realized (loss) gain on non-controlled, non-affiliated investments	$(15,737,004)	$(30,211,467)	$3,660,595
Net realized loss on foreign currency translations	(94,730)	(112,481)	(6,091)
Net change in unrealized appreciation (depreciation) on controlled investments	826,772	(430,577)	—
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	18,743,637	3,222,729	(17,542,230)
Net change in unrealized (depreciation) appreciation on foreign currency translations	(14,755)	(6,504)	6,040
Benefit (provision) for taxes on net unrealized depreciation (appreciation) on investments	188,893	(126,957)	(213,214)
Benefit for taxes on net realized loss on investments	2,221	2,987,847	—
Net Increase in Net Assets Resulting from Operations	$45,844,627	17,533,167	14,491,784
Net Investment Income Per Share—basic and diluted	$1.64	$1.92	$1.46
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$1.79	$0.80	$0.74
Weighted Average Shares of Common Stock Outstanding—basic and diluted	25,596,593	22,004,648	19,552,931
Distributions Per Share—basic and diluted	$1.61	$1.61	$1.30

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss) earnings	Net Assets
Balances as of December 31, 2021	19,517,595	$19,518	$274,559,121	$10,532,594	$285,111,233
Net investment income	—	—	—	28,586,684	28,586,684
Net realized gain on investments	—	—	—	3,660,595	3,660,595
Net realized loss on foreign currency translation	—	—	—	(6,091)	(6,091)
Net change in unrealized depreciation on investments	—	—	—	(17,542,230)	(17,542,230)
Net change in unrealized appreciation on foreign currency translations	—	—	—	6,040	6,040
Provision for taxes on unrealized appreciation on investments	—	—	—	(213,214)	(213,214)
Return of capital and other tax related adjustments	—	—	(1,040,884)	1,040,884	—
Distributions from net investment income	—	—	—	(21,633,343)	(21,633,343)
Distributions from net realized capital gains	—	—	—	(3,789,693)	(3,789,693)
Issuance of common stock, net of offering costs(1)	149,174	149	1,596,483	—	1,596,632
Balances at December 31, 2022	19,666,769	$19,667	$275,114,720	$642,226	$275,776,613
Net investment income	—	—	—	42,210,577	42,210,577
Net realized loss on investments	—	—	—	(30,211,467)	(30,211,467)
Net realized loss on foreign currency translation	—	—	—	(112,481)	(112,481)
Net change in unrealized appreciation on investments	—	—	—	2,792,152	2,792,152
Net change in unrealized depreciation on foreign currency translations	—	—	—	(6,504)	(6,504)
Provision for taxes on unrealized appreciation on investments	—	—	—	(126,957)	(126,957)
Benefit for taxes on realized loss on investments	—	—	—	2,987,847	2,987,847
Return of capital and other tax related adjustments	—	—	(1,348,766)	1,348,766	—
Distributions from net investment income	—	—	—	(35,080,734)	(35,080,734)
Distributions from net realized capital gains	—	—	—	(446,746)	(446,746)
Issuance of common stock, net of offering costs(1)	4,458,873	4,458	62,153,030	—	62,157,488
Balances at December 31, 2023	24,125,642	$24,125	$335,918,984	$(16,003,321)	$319,939,788
Net investment income	—	—	—	41,929,593	41,929,593
Net realized loss on investments	—	—	—	(15,737,004)	(15,737,004)
Net realized loss on foreign currency translation	—	—	—	(94,730)	(94,730)
Net change in unrealized appreciation on investments	—	—	—	19,570,409	19,570,409
Net change in unrealized depreciation on foreign currency translations	—	—	—	(14,755)	(14,755)
Provision for taxes on unrealized appreciation on investments	—	—	—	188,893	188,893
Benefit for taxes on realized loss on investments	—	—	—	2,221	2,221
Return of capital and other tax related adjustments	—	—	(1,727,556)	1,727,556	—
Distributions from net investment income	—	—	—	(40,679,308)	(40,679,308)
Distributions from net realized capital gains	—	—	—	(544,367)	(544,367)
Issuance of common stock, net of offering costs(1)	3,355,476	3,356	45,357,844	—	45,361,200
Balances at December 31, 2024	27,481,118	$27,481	$379,549,272	$(9,654,813)	$369,921,940
(1)	See Note 4 to the Consolidated Financial Statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$45,844,627	$17,533,167	$14,491,784
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(221,154,933)	(183,858,762)	(211,010,869)
Proceeds from sales and repayments of investments	151,834,875	134,223,224	127,548,194
Net change in unrealized (appreciation) depreciation on investments	(19,570,409)	(2,792,152)	17,542,230
Net change in unrealized depreciation (appreciation) on foreign currency translations	14,755	6,360	(5,897)
Increase in investments due to PIK	(3,310,111)	(3,799,843)	(1,357,177)
Amortization of premium and accretion of discount, net	(2,715,802)	(2,749,543)	(2,519,462)
Deferred tax (benefit) provision	(188,893)	126,957	213,214
Amortization of loan structure fees	1,140,079	657,323	567,375
Amortization of deferred financing costs	447,943	446,720	446,719
Amortization of loan fees on SBA-guaranteed debentures	978,582	1,255,753	1,227,952
Net realized loss (gain) on investments	15,737,004	30,211,467	(3,660,595)
Changes in other assets and liabilities
Increase in interest receivable	(65,427)	(897,929)	(1,039,810)
Decrease (increase) in income tax receivable	286,743	(1,588,708)	—
(Increase) decrease in other receivables	(45,000)	(8,750)	20,507
Increase in related party receivables	(3,687)	—	—
(Increase) decrease in prepaid expenses	(60,192)	60,593	(155,053)
Increase (decrease) in management fees payable	1,115,573	(4,231,871)	3,696,182
Increase in income incentive fees payable	224,380	420,772	715,278
Decrease in capital gains incentive fees payable	—	(569,528)	(2,818,623)
(Decrease) increase in administrative services payable	(8,638)	45,232	(29,449)
Increase in interest payable	40,179	600,323	947,179
(Decrease) increase in related party payable	—	(1,060,321)	1,060,321
Increase (decrease) in unearned revenue	150,901	77,050	(209,051)
Decrease in income tax payable	—	(1,175,373)	(2,094,141)
Increase (decrease) in other accrued expenses and liabilities	658,971	(197,248)	136,635
Net Cash Used in Operating Activities	$(28,648,480)	$(17,265,087)	$(56,286,557)
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$46,494,756	$63,348,436	$2,158,540
Sales load for common stock issued	(698,166)	(943,248)	(31,066)
Offering costs paid for common stock issued	(428,078)	(253,913)	(517,054)
Stockholder distributions paid	(37,560,442)	(35,527,480)	(26,594,095)
Proceeds from SBA-guaranteed debentures	—	11,400,000	63,600,000
Financing costs paid on SBA-guaranteed debentures	—	(277,590)	(1,548,660)
Financing costs paid on Credit Facility	(691,137)	(2,663,106)	(193,635)
Borrowings under Credit Facility	187,900,000	108,400,000	149,888,800
Repayments of Credit Facility	(172,435,600)	(148,135,600)	(126,607,800)
Net Cash Provided (Used) by Financing Activities	$22,581,333	$(4,652,501)	$60,155,030
Net Decrease in Cash and Cash Equivalents	$(6,067,147)	$(21,917,588)	$3,868,473
Cash and Cash Equivalents Balance at Beginning of Period	26,125,741	48,043,329	44,174,856
Cash and Cash Equivalents Balance at End of Period	$20,058,594	$26,125,741	$48,043,329
Supplemental and Non-Cash Activities
Cash paid for interest expense	$28,899,285	$29,051,198	$21,280,060
Income and excise tax paid	1,808,838	2,508,825	3,255,809
(Decrease) increase in distributions payable	3,663,233	—	(1,171,059)
(Decrease) increase in deferred offering costs	(7,312)	6,212	(13,788)
Exchange of investments	8,256,411	3,610,846	—

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK(8)	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments (23)
EH Real Estate Services, LLC										Skokie, IL
Term Loan A-1	(16)	First Lien		15.00%	-%	-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$1,882,226	1,882,226	254,101	0.07%
Term Loan A-2	(16)	First Lien		15.00%	-%	-%	-%	4/3/2023	9/3/2026		650,943	650,943	87,877	0.02%
Term Loan A-3	(16)	First Lien		15.00%	-%	-%	-%	6/7/2023	9/3/2026		230,678	230,678	31,142	0.01%
Term Loan A-4	(16)	First Lien		15.00%	-%	-%	-%	7/12/2023	9/3/2026		1,505,537	1,505,537	1,505,537	0.41%
Term Loan A-5	(16)	First Lien		15.00%	-%	-%	-%	1/8/2024	9/3/2026		5,710,182	5,710,182	5,710,182	1.54%
Revolver	(16)(22)	First Lien		15.00%	-%	-%	-%	10/3/2023	9/3/2026		63,597	63,597	63,597	0.02%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	-	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$17,934,808	$7,652,436	2.07%
Total Control investments												$17,934,808	$7,652,436	2.07%
Non-controlled, non-affiliated investments	(4)(5)
2X LLC	(9)									Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.33%		6/5/2023	6/5/2028	Services: Business	$5,431,456	5,329,224	5,404,299	1.46%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.33%		10/31/2023	6/5/2028		1,430,283	1,401,610	1,423,132	0.38%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.33%		12/2/2024	6/5/2028		3,851,702	3,795,049	3,832,443	1.04%
Revolver	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.33%		6/5/2023	6/5/2028		12,500	12,500	12,438	0.00%
2X Investors LP Class A Units		Equity						6/5/2023			58,949	589,496	779,253	0.21%
Total												$11,127,879	$11,451,565	3.09%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.59%		5/7/2021	5/7/2026	Services: Business	$15,042,647	14,971,098	15,042,647	4.07%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.59%		5/7/2021	5/7/2026		854,217	854,217	854,217	0.23%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	68,620	0.02%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	617,581	0.17%
Total												$16,604,727	$16,583,065	4.49%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	2.00%	10.38%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,900,000	9,734,838	9,850,500	2.66%
AdCellerant Holdings, LLC Serires A Units		Equity						12/12/2023			728,710	728,710	633,353	0.17%
Total												$10,463,548	$10,483,853	2.83%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(25)	First Lien		5.00%	-%	-%	-%	6/4/2021	12/31/2027	Aerospace & Defense	$12,851,659	12,764,381	10,474,102	2.83%
Revolver (SBIC II)	(5)(9)(25)	First Lien		5.00%	-%	-%	-%	9/30/2024	12/31/2027		9,260	9,260	7,547	0.00%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class D Units		Equity						9/30/2024			432	-	-	0.00%
ADS Group Topco, LLC Class Y Units	(6)	Equity						4/11/2023			48,216	165,027	-	0.00%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$13,706,597	$10,481,649	2.83%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,843,750	16,718,372	12,464,374	3.38%
Term Loan (SBIC)	(4)(13)	First Lien		15.00%	-%	-%	-%	12/6/2024	12/20/2024		604,622	604,622	447,420	0.13%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,562	156,182	-	0.00%
Total												$18,007,571	$12,911,794	3.51%
AGT Robotique Inc.	(7)(9)									Trois Rivieres, Canada
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.58%		6/24/2024	6/22/2029	Capital Equipment	$10,673,296	10,476,264	10,513,197	2.84%
Total												$10,476,264	$10,513,197	2.84%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.50%	10.58%		3/31/2023	3/31/2028	Capital Equipment	$8,130,853	7,985,352	8,130,853	2.20%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.58%		3/31/2023	3/31/2028		99,250	98,216	99,250	0.03%
AR-USA Holdings, LLC Class A Units	(6)	Equity						3/31/2023			141	135,778	193,132	0.05%
Total												$8,219,346	$8,423,235	2.28%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
AMII Acquisition, LLC	(9)									Coral Gables, FL
Term Loan (SBIC II )	(5)(11)	First Lien	3M SOFR+	4.75%	1.50%	9.08%		12/4/2024	12/4/2029	Services: Consumer	$8,819,468	8,688,867	8,688,867	2.35%
AMII Holdings, LP Class B Units		Equity						12/3/2024			14,246	142,460	142,460	0.04%
Total												$8,831,327	$8,831,327	2.39%
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	9.65%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,260	94,638	0.03%
Term Loan	(11)	First Lien	6M SOFR+	5.75%	0.75%	10.33%		12/5/2023	7/1/2029		9,608,834	9,444,289	9,608,834	2.60%
Ishtar Co-Invest-B LP Partnership Interests	(6)	Equity						7/1/2022			77,778	38,133	228,190	0.06%
Oshun Co-Invest-B LP Partnership Interests	(6)	Equity						7/1/2022			22,222	21,141	65,196	0.02%
Total												$9,596,823	$9,996,858	2.71%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	2.00%	10.33%		3/5/2021	5/9/2028	Services: Business	$9,096,354	9,044,354	9,096,354	2.46%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	2.00%	10.33%		4/15/2022	5/9/2028		2,838,697	2,818,874	2,838,697	0.77%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	416,800	3,794,487	1.03%
SG AL Investment, LLC Common-A Units		Equity						12/22/2023			239	492,905	985,826	0.27%
Total												$12,772,933	$16,715,364	4.53%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	25,745	0.01%
Total												$375,000	$25,745	0.01%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units	(6)	Equity						1/26/2016		Services: Business	254,250	-	2,779,048	0.75%
Stratose Aggregator Holdings, L.P. Common Units	(6)	Equity						6/30/2015			750,000	-	8,197,783	2.22%
Total												$-	$10,976,831	2.97%
ArborWorks, LLC										Oakhurst, CA
Term Loan	(11)(17)	First Lien	1M SOFR+	6.50%	1.00%	-%	-%	11/6/2023	11/6/2028	Environmental Industries	$3,461,538	3,461,538	3,288,461	0.89%
Revolver	(9)(17)	First Lien		15.00%	-%	-%	-%	11/6/2023	11/6/2028		700,195	700,195	665,185	0.18%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	2,750,612	0.74%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$7,772,580	$6,704,258	1.81%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	10.23%		3/22/2022	3/22/2028	Capital Equipment	$9,405,000	9,293,207	9,405,000	2.54%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	10.23%		4/17/2023	3/22/2028		1,874,674	1,847,626	1,874,674	0.51%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.23%		3/22/2022	3/22/2028		99,000	98,368	99,000	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	1,596,690	0.43%
Total												$11,682,837	$12,975,364	3.51%
Baker Manufacturing Company, LLC										Evansville, IN
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022		Capital Equipment	743,770	743,770	920,343	0.25%
Total												$743,770	$920,343	0.25%
Bart & Associates, LLC	(9)									McLean, VA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.58%		8/16/2024	8/16/2030	High Tech Industries	$8,920,366	8,770,557	8,875,764	2.40%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.58%		8/16/2024	8/16/2030		104,668	104,668	104,145	0.03%
B&A Partners Holding, LLC Series A Preferred Units		Equity						8/16/2024			418,671	418,671	393,458	0.11%
Total												$9,293,896	$9,373,367	2.54%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,443,497	0.39%
Total												$983,608	$1,443,497	0.39%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	11.57%		8/28/2019	8/28/2026	Beverage & Food	$15,372,619	15,372,618	15,372,619	4.16%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	1,801,833	0.49%
Total												$16,288,633	$17,174,452	4.65%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.73%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$9,916,875	9,839,972	9,916,875	2.68%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.73%		12/3/2024	9/3/2026		2,250,000	2,217,644	2,250,000	0.61%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	770,951	0.21%
Total												$12,307,616	$12,937,826	3.50%
Carolinas Buyer, Inc.	(9)									Charlotte, NC
Term Loan	(4)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.60%		12/20/2024	12/20/2030	Beverage & Food	$6,796,831	6,677,886	6,677,886	1.81%
Carolinas Holdings, L.P. Class A Units		Equity						12/20/2024			466	465,637	465,633	0.13%
Total												$7,143,523	$7,143,519	1.94%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.33%		2/19/2021	12/31/2027	Services: Business	$8,439,915	8,394,322	8,439,915	2.28%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.35%		12/20/2024	12/31/2027		3,200,000	3,171,714	3,200,000	0.87%
CEATI Holdings, LP Class A Units	(6)	Equity						2/19/2021			250,000	132,919	272,853	0.07%
Total												$11,698,955	$11,912,768	3.22%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.36%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,526,683	4,439,292	4,526,683	1.22%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	71,365	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(6)	Equity						3/15/2023			341,091	333,925	386,619	0.10%
Total												$4,836,178	$4,984,667	1.34%
CF Arch Holdings LLC										Houston, TX
Class A Units		Equity						8/10/2022		Services: Business	100,000	100,000	197,987	0.05%
Total												$100,000	$197,987	0.05%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.69%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,360,125	13,256,520	13,293,324	3.59%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.52%		9/1/2021	9/1/2026		2,885,002	2,873,374	2,870,577	0.78%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	181,659	0.05%
Total												$16,350,824	$16,345,560	4.42%
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	11.93%		2/24/2022	2/7/2027	Retail	$13,117,995	13,054,902	12,986,815	3.51%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	11.93%		3/27/2023	2/7/2027		1,672,682	1,662,516	1,655,955	0.45%
Revolver	(11)	First Lien	1M SOFR+	7.00%	2.00%	11.44%		2/24/2022	2/7/2027		81,667	81,667	80,850	0.02%
Total												$14,799,085	$14,723,620	3.98%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.98%		12/21/2020	12/21/2025	Services: Consumer	$6,584,450	6,553,762	6,551,528	1.77%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	1	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	137,569	0.04%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	-	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	29,376	0.01%
Total												$7,186,910	$6,718,474	1.82%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.83%		8/2/2023	8/2/2028	Environmental Industries	$9,475,162	9,289,539	9,190,907	2.48%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.83%		8/2/2023	8/2/2028		1,037,841	1,024,868	1,006,706	0.27%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.83%		8/2/2023	8/2/2028		86,000	86,000	83,420	0.02%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			3,124	300,041	222,957	0.06%
Total												$10,700,448	$10,503,990	2.83%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.98%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,887,500	4,823,845	4,863,063	1.31%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.98%		11/22/2022	11/22/2027		28,333	28,333	28,191	0.01%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	184,176	0.05%
Total												$5,137,892	$5,075,430	1.37%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.50%	10.83%		6/30/2023	6/30/2028	High Tech Industries	$9,982,878	9,830,912	9,982,878	2.70%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	991,476	0.27%
Total												$10,457,602	$10,974,354	2.97%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.73%		7/29/2022	7/29/2027	Services: Business	$12,766,151	12,619,342	12,702,320	3.43%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.73%		7/29/2022	7/29/2027		86,211	86,211	85,780	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	795,702	0.22%
Total												$13,445,552	$13,583,802	3.67%
DRS Holdings III, Inc.	(9)									St. Louis, MO
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.71%		11/1/2019	11/1/2025	Consumer Goods: Durable	$8,586,464	8,571,140	8,586,464	2.32%
Total												$8,571,140	$8,586,464	2.32%
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
EHI Buyer, Inc.										Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units	(6)	Equity						7/31/2023		Environmental Industries	618	430,653	1,073,808	0.29%
Total												$430,653	$1,073,808	0.29%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M SOFR+	6.00%	2.00%	10.51%	2.00%	1/31/2020	6/30/2025	Aerospace & Defense	$8,712,311	8,709,082	8,276,695	2.24%
Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	1/31/2026		65,807	65,807	49,355	0.01%
Revolver A	(11)	First Lien	1M SOFR+	6.00%	2.00%	10.51%	2.00%	1/31/2020	6/30/2025		1,439,463	1,439,463	1,367,490	0.37%
Revolver B	(11)	First Lien	1M SOFR+	6.00%	2.00%	10.51%	2.00%	3/1/2023	6/30/2025		677,843	677,843	643,951	0.17%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			1,048,896	901,489	-	0.00%
Total												$11,793,684	$10,337,491	2.79%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	-	0.00%
Class B Common Units		Equity						12/30/2014			3,017	-	889,366	0.24%
Total												$-	$889,366	0.24%
Equine Network, LLC	(9)									Boulder, CO
Term A Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	11.28%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$7,020,201	6,881,178	7,020,201	1.90%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.97%		5/22/2023	5/22/2028		133,333	133,333	133,333	0.04%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.35%		5/22/2023	5/22/2028		99,150	99,150	99,150	0.03%
Total												$7,113,661	$7,252,684	1.97%
Eskola LLC	(9)									Morristown, TN
Last Out Term Loan	(10)(12)	First Lien	3M SOFR+	5.00%	1.50%	9.96%		12/19/2024	12/19/2029	Construction & Building	$7,558,348	7,426,077	7,426,077	2.01%
Last Out Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.00%	1.50%	9.94%		12/19/2024	12/19/2029		2,798,784	2,777,793	2,749,805	0.74%
Eskola Holdings, LLC Class A Units		Equity						12/19/2024			314	893,991	893,738	0.24%
Total												$11,097,861	$11,069,620	2.99%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	11.09%		12/7/2023	12/7/2028	Services: Business	$9,900,000	9,733,850	9,850,500	2.66%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			473,485	473,485	430,948	0.12%
Total												$10,207,335	$10,281,448	2.78%
Evriholder Acquisition, Inc.	(9)									Anaheim, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.23%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,426,869	12,213,973	12,426,869	3.36%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,376,994	0.37%
Total												$13,087,306	$13,803,863	3.73%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.75%	1.50%	10.23%	1.00%	2/8/2019	7/31/2025	Services: Business	$16,313,133	16,313,132	15,334,344	4.16%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5..75%	1.50%	10.23%	1.00%	7/15/2022	7/31/2025		991,945	991,945	932,428	0.25%
Term Loan		Unsecured					15.00%	4/22/2024	6/30/2026		100,211	100,211	80,169	0.02%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,338,661	1,124,414	227,350	0.06%
Total												$18,529,702	$16,574,291	4.49%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.71%		3/16/2022	3/16/2027	Services: Business	$8,721,980	8,657,351	8,678,370	2.36%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	353,743	0.10%
Total												$9,034,886	$9,032,113	2.46%
FairWave Holdings, LLC	(9)									Kansas City, MO
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.50%	10.83%		4/1/2024	4/1/2029	Beverage & Food	$7,558,150	7,406,992	7,444,778	2.01%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.50%	10.83%		4/1/2024	4/1/2029		656,817	656,817	646,965	0.17%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	10.83%		4/1/2024	4/1/2029		1,688,532	1,669,955	1,663,204	0.45%
GRC Java Holdings, LLC Class A Units		Equity						4/1/2024			2,856	285,572	371,158	0.10%
Total												$10,019,336	$10,126,105	2.73%
FiscalNote Boards LLC	(7)(9)									Toronto, Canada
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.61%		3/11/2024	3/12/2029	Services: Business	$4,279,247	4,204,427	4,193,662	1.13%
FCP-Connect Holdings LLC Class A Common Shares		Equity						5/28/2024			284	-	-	0.00%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity						5/28/2024			284	190,382	218,894	0.06%
Total												$4,394,809	$4,412,556	1.19%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.98%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,750,000	9,630,079	9,750,000	2.64%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.98%		4/29/2022	4/29/2028		66,667	66,667	66,667	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.98%		4/29/2022	4/29/2028		53,213	53,213	53,213	0.01%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	613,507	0.17%
Total												$10,112,393	$10,483,387	2.84%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	13.43%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,484,133	4,410,000	1.19%
Total												$4,484,133	$4,410,000	1.19%
Green Intermediateco II, Inc.										Irvine, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.33%		8/8/2023	8/8/2028	High Tech Industries	$11,030,624	10,814,754	10,920,318	2.95%
Term Loan	(11)	First Lien	1M SOFR+	6.00%	2.00%	10.36%		11/6/2024	8/8/2028		1,296,750	1,271,726	1,283,783	0.35%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.33%		8/8/2023	8/8/2028		404,046	399,952	400,006	0.11%
Green Topco Holdings, LLC Class A Units	(6)	Equity						8/8/2023			271,401	219,664	362,217	0.10%
Total												$12,706,096	$12,966,324	3.51%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.24%		10/18/2019	2/28/2026	Beverage & Food	$12,260,275	12,251,602	12,260,275	3.31%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	11.16%		10/18/2019	2/28/2026		2,174,242	2,174,242	2,174,242	0.59%
HV GS Acquisition, LP Class A Interests	(6)	Equity						10/2/2019			2,144	563,209	4,852,169	1.31%
Total												$14,989,053	$19,286,686	5.21%
Guidant Corp.	(9)									Erie, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.83%		3/11/2024	3/12/2029	Energy: Oil & Gas	$9,954,000	9,648,493	9,954,000	2.69%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			515,578	515,578	774,031	0.21%
Total												$10,164,071	$10,728,031	2.90%
Heartland Business Systems, LLC										Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.73%		8/26/2022	8/26/2027	Services: Business	$9,775,000	9,658,966	9,775,000	2.64%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.73%		8/26/2022	8/26/2027		49,125	48,799	49,125	0.01%
AMCO HBS Holdings, LP Class A Units	(6)	Equity						8/26/2022			2,861	219,823	616,165	0.17%
Total												$9,927,588	$10,440,290	2.82%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Husk AcquireCo Inc.										Vaughan, Canada
Term Loan	(7)(11)	First Lien	6M SOFR+	5.75%	1.50%	10.16%		11/14/2024	11/15/2029	Beverage & Food	$5,317,225	5,239,463	5,239,463	1.42%
SK Spectra Holdings LP Class A Units		Equity						11/15/2024			298	297,765	297,765	0.08%
Total												$5,537,228	$5,537,228	1.50%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan		First Lien		12.00%	-%	8.00%	4.00%	12/17/2021	12/17/2026	Services: Business	$13,372,834	13,256,191	13,105,377	3.54%
Revolver		First Lien		12.00%	-%	8.00%	4.00%	12/17/2021	12/17/2026		97,994	97,994	96,034	0.03%
Delayed Draw Term Loan		First Lien		12.00%	-%	8.00%	4.00%	12/17/2021	12/17/2026		324,861	323,234	318,364	0.09%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	394,674	0.11%
Total												$15,309,010	$13,914,449	3.77%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	3,618,142	0.98%
Total												$-	$3,618,142	0.98%
Impact Home Services LLC	(9)									Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.83%		4/28/2023	4/28/2028	Services: Consumer	$5,847,846	5,740,907	5,643,171	1.53%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.83%		10/11/2023	4/28/2028		532,972	522,558	514,318	0.14%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.83%		6/30/2023	4/28/2028		265,811	260,822	256,508	0.07%
Revolver	(11)(27)	First Lien	3M SOFR+	6.50%	2.00%	10.83%		4/28/2023	4/28/2028		82,500	82,500	79,613	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			375	375,156	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity						1/31/2024			38	37,962	23,001	0.01%
Total												$7,019,905	$6,516,611	1.77%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.83%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$7,168,033	7,107,521	7,168,033	1.94%
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.83%		6/6/2024	11/1/2026		2,440,641	2,411,660	2,440,641	0.66%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.83%		11/1/2021	11/1/2026		1,462,725	1,453,825	1,462,725	0.40%
Tower Arch Infolinks Media, LP LP Interests	(6)(15)	Equity						10/28/2021			452,781	208,809	682,924	0.18%
Total												$11,181,815	$11,754,323	3.18%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.98%		7/30/2021	7/30/2026	High Tech Industries	$8,394,781	8,335,177	8,394,781	2.27%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.98%		3/31/2022	7/30/2026		6,328,624	6,277,694	6,328,624	1.71%
Credit Connection Holdings, LLC Series A Units		Equity						7/30/2021			804,384	804,384	1,456,662	0.39%
Total												$15,417,255	$16,180,067	4.37%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	10.56%		2/15/2022	2/15/2027	High Tech Industries	£9,750,000	$13,094,801	$12,114,950	3.28%
Revolver	(11)	First Lien	1M SOFR+	5.75%	1.00%	10.22%		2/15/2022	2/15/2027		80,000	80,000	80,000	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.60%		2/15/2022	2/15/2027		81,458	81,032	81,458	0.02%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	1,001,613	0.27%
Total												$14,039,589	$13,278,021	3.59%
iNovex Information Systems Incorporated	(9)									Columbia, MD
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.25%	1.00%	9.63%		12/17/2024	12/17/2030	Services: Business	$7,522,184	7,409,351	7,409,351	2.00%
Revolver	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.61%		12/17/2024	12/17/2030		28,000	28,000	27,580	0.01%
Total												$7,437,351	$7,436,931	2.01%
Invincible Boat Company LLC										Opa Locka, FL
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.50%	12.01%		8/28/2019	12/31/2026	Consumer Goods: Durable	$5,342,606	5,328,007	5,182,328	1.40%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	12.01%		8/28/2019	12/31/2026		4,931,637	4,918,069	4,783,688	1.29%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	12.01%		6/1/2021	12/31/2026		1,096,691	1,092,703	1,063,790	0.29%
Revolver	(11)	First Lien	1M SOFR+	7.50%	1.50%	12.01%		8/28/2019	12/31/2026		1,063,830	1,063,830	1,031,915	0.28%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	367,676	0.10%
Total												$13,702,300	$12,429,397	3.36%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
J.R. Watkins, LLC										San Francisco,CA
Term Loan (SBIC)	(4)(19)	First Lien		12.00%	-%	-%	-%	12/22/2017	5/3/2026	Consumer Goods: Non-Durable	$13,597,208	13,597,207	2,855,414	0.77%
Revolver (SBIC)	(4)(9)(19)	First Lien		5.00%	-%	-%	-%	5/3/2024	5/3/2026		1,125,000	1,125,000	236,250	0.06%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	-	0.00%
Total												$15,854,783	$3,091,664	0.83%
Ledge Lounger, Inc.	(9)									Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.98%	1.00%	11/9/2021	11/9/2027	Consumer Goods: Durable	$7,439,791	7,376,964	7,030,602	1.90%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.98%	1.00%	11/9/2021	11/9/2027		58,443	58,443	55,229	0.01%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	-	0.00%
SP L2 Holdings LLC Class C Units (SBIC)	(4)	Equity						10/9/2024			140,834	34,504	-	0.00%
Total												$7,844,911	$7,085,831	1.91%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	11.03%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$12,899,115	12,758,237	12,834,619	3.47%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	125,618	0.03%
Total												$13,149,511	$12,960,237	3.50%
Luxium Solutions, LLC										Deerfield, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.58%		5/10/2024	12/1/2027	High Tech Industries	$8,252,261	8,147,122	8,211,000	2.22%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.58%		5/10/2024	12/1/2027		1,194,249	1,186,357	1,188,278	0.32%
Total												$9,333,479	$9,399,278	2.54%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.48%		9/2/2022	9/2/2027	Consumer Goods: Durable	$88,553	87,756	88,553	0.02%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	100,282	0.03%
Total												$187,756	$188,835	0.05%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	1M SOFR+	7.00%	1.00%	11.34%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$3,579,241	3,507,484	3,471,864	0.94%
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.00%		11.84%	12/30/2022	12/30/2028		894,810	876,871	867,966	0.23%
BC Partners Glengarry Co-Investment LP Class 1 Interests	(6)	Equity						7/7/2023			394,767	394,767	214,870	0.06%
Total												$4,779,122	$4,554,700	1.23%
MBH Management LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.25%	1.50%	9.61%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$9,476,743	9,291,975	9,291,975	2.51%
MBH Parent, LLC Common Units		Equity						11/15/2024			646,944	646,944	646,944	0.17%
Total												$9,938,919	$9,938,919	2.68%
MedLearning Group, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.58%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,306,952	4,234,800	4,242,348	1.15%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.58%		3/26/2024	12/30/2027		2,524,493	2,482,201	2,486,626	0.67%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.58%		3/26/2024	12/30/2027		2,061,314	2,026,873	2,030,394	0.55%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.58%		3/26/2024	12/30/2027		489,038	484,148	481,702	0.13%
Total												$9,228,022	$9,241,070	2.50%
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	10.08%		12/21/2023	12/21/2028	Capital Equipment	$4,950,000	4,866,492	4,925,250	1.33%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	2.00%	10.08%		12/21/2023	12/21/2028		3,876,499	3,840,682	3,857,117	1.04%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	589,463	0.16%
Total												$9,216,389	$9,371,830	2.53%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	10.21%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$7,575,773	7,530,069	7,575,773	2.05%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	10.22%		11/20/2024	4/3/2028		4,254,419	4,233,579	4,254,419	1.15%
Total												$11,763,648	$11,830,192	3.20%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.48%	2.00%	10.81%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$15,890,333	15,787,537	15,810,880	4.27%
Revolver	(11)	First Lien	3M SOFR+	6.48%	2.00%	10.81%		5/19/2021	5/19/2026		37,500	37,500	37,313	0.01%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	746,138	0.20%
Total												$16,758,370	$16,594,331	4.48%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Monarch Behavioral Therapy, LLC	(9)									Addison, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.00%	1.00%	9.36%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$6,730,812	6,605,639	6,663,504	1.80%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.34%		6/6/2024	6/6/2030		36,136	36,136	35,775	0.01%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.36%		6/6/2024	6/6/2030		382,715	378,952	378,888	0.10%
BI Investors, LLC Class A Units	(6)	Equity						6/6/2024			4,286	424,738	434,111	0.12%
Total												$7,445,465	$7,512,278	2.03%
Monitorus Holding, LLC	(7)									London, UK
Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	11.59%		5/24/2022	5/24/2027	Media: Diversified & Production	$106,248	105,711	105,186	0.03%
Revolver	(11)	First Lien	3M SOFR+	7.00%	1.00%	11.59%		5/24/2022	5/24/2027		€106,498	115,781	114,623	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	7.00%	1.00%	11.59%		5/24/2022	5/24/2027		€106,248	107,237	106,165	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	8.00%	11/15/2023	3/31/2025		€6,030	6,473	6,216	0.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	8.00%	3/1/2024	6/30/2025		€12,241	13,291	12,620	0.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	8.00%	9/30/2024	12/21/2025		€11,629	13,002	11,989	0.00%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	12,326	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	12,326	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	12,326	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	12,326	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	12,326	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	12,326	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	12,326	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	12,326	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	12,326	0.00%
Total												$461,899	$467,733	0.09%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Fremont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	10.61%		8/3/2023	8/3/2029	Construction & Building	$4,395,044	4,313,186	4,373,069	1.18%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	10.61%		8/3/2023	8/3/2029		1,705,604	1,688,941	1,697,076	0.46%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	308,668	0.08%
Total												$6,382,457	$6,378,813	1.72%
Naumann/Hobbs Material Handling Corporation II, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.08%		8/30/2019	8/30/2025	Services: Business	$8,125,763	8,116,850	8,044,505	2.17%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.08%		8/30/2019	8/30/2025		5,124,136	5,118,576	5,072,895	1.37%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.08%		8/30/2019	8/30/2025		1,763,033	1,763,033	1,745,403	0.47%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class B Units		Equity						12/27/2024			142	142,200	937,078	0.25%
Total												$15,581,417	$15,799,881	4.26%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.08%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,900,478	4,962,500	1.34%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.08%		10/12/2022	10/12/2027		33,333	33,333	33,333	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	11.08%		10/12/2022	10/12/2027		100,000	99,204	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	314,702	0.09%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	56,585	0.02%
Total												$5,360,738	$5,467,120	1.49%
Norplex Micarta Acquisition, Inc.	(9)									Postville, IA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.84%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$13,000,000	12,746,682	12,746,682	3.45%
Norplex Micarta Parent, LP Preferred Units		Equity						10/31/2024			739,804	739,804	739,804	0.20%
Total												$13,486,486	$13,486,486	3.65%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.75%	1.00%	13.18%		5/6/2019	5/6/2026	Services: Consumer	$7,615,000	7,589,599	7,538,850	2.04%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	598,221	0.16%
Total												$8,384,601	$8,137,071	2.20%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NuSource Financial Acquisition, Inc.										Eden Prairie, MN
Term Loan (SBIC II)	(5)	Unsecured		13.75%	-%	8.00%	5.75%	1/29/2021	1/31/2027	Services: Business	$6,484,567	6,448,091	6,452,144	1.74%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	-	0.00%
Total												$6,448,091	$6,452,144	1.74%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	11.33%		11/16/2022	11/16/2027	Services: Business	$12,351,615	12,190,355	12,351,615	3.34%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	986,938	0.27%
Total												$12,797,097	$13,338,553	3.61%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	5,092,459	1.38%
Total												$119,281	$5,092,459	1.38%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.48%		7/1/2019	1/1/2026	Transportation & Logistics	$13,882,311	13,882,310	13,812,899	3.73%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	10.48%		7/1/2019	1/1/2026		1,820,631	1,820,631	1,811,528	0.49%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.48%		7/1/2019	1/1/2026		571,195	571,195	568,339	0.15%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.48%		7/1/2019	1/1/2026		960,000	960,000	955,200	0.26%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			471,211	9,995	384,522	0.10%
Total												$17,244,131	$17,532,488	4.73%
Pearl Media Holdings, LLC	(24)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.73%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$8,680,556	8,577,517	8,593,750	2.32%
Total												$8,577,517	$8,593,750	2.32%
Peltram Group Holdings LLC										Auburn, WA
Class A Units	(6)	Equity						12/30/2021		Construction & Building	508,516	492,499	693,537	0.19%
Total												$492,499	$693,537	0.19%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.59%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$12,196,092	12,170,577	12,196,092	3.30%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,118,619	0.57%
Total												$12,170,577	$14,314,711	3.87%
Red's All Natural, LLC										Franklin, TN
Last Out Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	4.50%	1.50%	9.88%		1/31/2023	1/31/2029	Beverage & Food	$8,815,327	8,681,968	8,815,327	2.38%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	818,825	0.22%
Total												$9,392,568	$9,634,152	2.60%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.22%		5/1/2023	8/2/2027	High Tech Industries	$5,895,000	5,815,274	5,895,000	1.59%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	11.22%		5/1/2023	8/2/2027		26,114	26,114	26,114	0.01%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	127,378	0.03%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			81,251	78,390	78,390	0.02%
Total												$6,084,856	$6,126,882	1.65%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	6.25%	1.00%	10.91%		4/28/2021	9/28/2028	Construction & Building	$8,668,481	8,619,680	8,581,796	2.32%
Total												$8,619,680	$8,581,796	2.32%
Said Intermediate, LLC	(9)									Boston, MA
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.86%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$7,443,117	7,307,325	7,331,470	1.98%
FCP-Said Holdings, LLC Class A Common Shares		Equity						6/13/2024			804	-	-	0.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity						6/13/2024			852	350,649	290,102	0.08%
Total												$7,657,974	$7,621,572	2.06%
Sales Benchmark Index, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.53%		1/7/2020	7/7/2026	Services: Business	$12,148,958	12,144,103	12,148,958	3.28%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	627,734	0.17%
Total												$12,809,833	$12,776,692	3.45%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Service Minds Company, LLC										Bradenton, FL
Term Loan	(11)(26)	First Lien	PRIME+	7.50%	1.00%	-%	-%	2/7/2022	2/7/2028	Services: Consumer	$5,431,921	5,373,590	3,340,631	0.90%
Revolver	(11)(18)(26)	First Lien	PRIME+	7.50%	1.00%	-%	-%	2/7/2022	2/7/2028		83,533	83,533	51,373	0.01%
Revolver	(11)(18)(26)	First Lien	PRIME+	7.50%	1.00%	-%	-%	7/2/2024	2/7/2028		20,223	20,223	20,223	0.01%
Revolver	(11)(18)(26)	First Lien	PRIME+	7.50%	1.00%	-%	-%	9/13/2024	2/7/2028		20,000	20,000	20,000	0.01%
Revolver	(11)(18)(26)	First Lien	PRIME+	7.50%	1.00%	-%	-%	11/12/2024	2/7/2028		45,000	45,000	45,000	0.01%
Delayed Draw Term Loan	(11)(26)	First Lien	PRIME+	7.50%	1.00%	-%	-%	2/7/2022	2/7/2028		99,116	98,498	60,956	0.02%
Total												$5,640,844	$3,538,183	0.96%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units	(6)	Equity						3/1/2021		Aerospace & Defense	546,543	513,825	804,951	0.22%
Total												$513,825	$804,951	0.22%
Teckrez, LLC	(9)									Jacksonville, FL
Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.21%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$4,283,396	4,225,574	4,261,979	1.15%
Revolver	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.21%		5/24/2024	11/30/2028		721,110	721,110	717,504	0.19%
HH-Teckrez Parent, LP Preferred Units		Equity									90,139	90,139	127,187	0.03%
Total												$5,036,823	$5,106,670	1.37%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.93%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,370,624	10,168,144	10,370,624	2.80%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.93%		9/30/2024	8/7/2028		802,021	786,798	802,021	0.22%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			434,504	434,504	337,963	0.09%
Total												$11,389,446	$11,510,608	3.11%
Tiger 21, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.32%		12/30/2024	12/30/2030	Services: Consumer	$12,000,000	11,760,000	11,760,000	3.18%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity						12/30/2024			565	564,635	564,635	0.15%
Total												$12,324,635	$12,324,635	3.33%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.48%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$92,610	91,943	89,369	0.02%
Total												$91,943	$89,369	0.02%
Trade Education Acquisition, L.L.C.										Austin, TX
Term Loan (SBIC)	(4)(28)	First Lien		-%	1.00%	-%		12/28/2021	12/28/2027	Education	$9,944,460	9,836,078	5,320,286	1.44%
Revolver	(9)(28)	First Lien	1M SOFR+	9.25%	1.00%	-%		12/28/2021	12/28/2027		39,000	39,000	20,865	0.01%
Trade Education Holdings, L.L.C. Class A Units		Equity						12/28/2021			662,660	662,660	-	0.00%
Total												$10,537,738	$5,341,151	1.45%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.73%		3/2/2021	3/2/2026	High Tech Industries	$9,527,778	9,473,791	9,527,778	2.58%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.73%		8/4/2023	3/2/2026		2,436,128	2,411,250	2,436,128	0.66%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.73%		3/2/2021	3/2/2026		33,333	33,333	33,333	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.73%		8/4/2023	3/2/2026		680,137	676,477	680,137	0.18%
TradePending Holdings, LLC Series A Units	(6)	Equity						3/2/2021			908,333	947,699	1,973,113	0.53%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	520,010	0.14%
Total												$13,802,804	$15,170,499	4.10%
TriplePoint Acquisition Holdings LLC	(9)									Columbus, OH
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.83%		5/31/2024	5/31/2029	Construction & Building	$5,329,708	5,232,677	5,303,059	1.43%
TriplePoint Holdco LLC Class A Units	(6)	Equity						5/31/2024			557,968	549,818	953,034	0.26%
Total												$5,782,495	$6,256,093	1.69%
Unicat Catalyst Holdings, LLC	(21)									Alvin, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.96%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$6,843,750	6,801,773	6,843,750	1.85%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	819,105	0.22%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			701	38,683	53,090	0.01%
Total												$7,590,456	$7,715,945	2.08%

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.78%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$14,460,123	14,331,044	14,315,522	3.87%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,737,087	1,353,155	975,688	0.26%
Total												$15,684,199	$15,291,210	4.13%
USDTL AcquisitionCo, Inc.	(9)									Des Plaines, IL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.58%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$6,000,000	5,881,196	5,881,196	1.59%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.58%		12/9/2024	12/9/2030		20,000	20,000	19,604	0.01%
USDTL Holdings, LLC Preferred Units		Equity						12/9/2024			110	110,000	109,998	0.03%
Total												$6,011,196	$6,010,798	1.63%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(11)	First Lien	3M SOFR+	8.50%	1.50%	5.48%	7.50%	3/13/2020	3/13/2026	Services: Business	$14,603,639	14,541,079	13,873,457	3.75%
Term Loan B	(11)	First Lien	3M SOFR+	8.50%	1.50%	5.48%	7.50%	3/13/2020	3/13/2026		166,160	165,448	157,852	0.04%
Revolver	(11)	First Lien	3M SOFR+	8.50%	1.50%	5.48%	7.50%	3/13/2020	3/13/2026		2,579,814	2,579,814	2,450,823	0.66%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	8.50%	1.50%	5.48%	7.50%	3/13/2020	3/13/2026		4,979,640	4,967,241	4,730,658	1.28%
Venbrook Holdings, LLC Convertible Term Loan	(14)	Unsecured		10.00%	-%	-%	10.00%	3/31/2022	12/20/2028		108,991	108,991	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$23,181,835	$21,212,790	5.73%
WER Holdings, LLC	(9)									Sugar Hill, GA
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	5.50%	1.00%	9.95%		4/11/2024	4/11/2030	Services: Business	$2,690,643	2,641,658	2,650,283	0.72%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.83%		4/11/2024	4/11/2030		133,870	133,870	131,862	0.04%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.87%		4/11/2024	4/11/2030		824,382	816,172	812,016	0.22%
Blade Landscape Investments, LLC Class A Units		Equity									1,803	180,300	192,289	0.05%
Total												$3,772,000	$3,786,450	1.03%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage & Food	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			182,610	182,610	-	0.00%
Total												$682,610	$-	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.98%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,352,000	12,267,321	12,352,000	3.34%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.98%		6/25/2021	6/25/2026		140,000	140,000	140,000	0.04%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.98%		6/25/2021	6/25/2026		2,176,309	2,168,201	2,176,309	0.59%
Pure TopCo, LLC Class A Units		Equity									442,133	1,053,478	1,245,129	0.34%
Total												$15,629,000	$15,913,438	4.31%
Total Non-control, non-affiliated investments												$943,853,898	$945,845,252	255.69%
Total Investments												$961,788,706	$953,497,688	257.76%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(583,575,748)	(157.76)%
NET ASSETS													$369,921,940	100.00%
(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).
(4)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $16,925,317 of cash and $240,789,911 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company’s”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(5)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $2,793,535 of cash and $272,646,904 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(6)	Security is income producing through dividends or distributions.
(7)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.2% of the Company’s total assets as of December 31, 2024.
(8)	Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)	At December 31, 2024, the Company had the following outstanding revolver and delayed draw term loan commitments:

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$87,500	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	444,803	0.50%	May 7, 2026
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
ADS Group Opco, LLC	Revolver	60,149	0.00%	December 31, 2027
AGT Robotique Inc.	Revolver	1,526,600	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	500,000	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	100,000	0.50%	July 1, 2028
Anne Lewis Strategies, LLC	Revolver	50,000	0.50%	May 9, 2028
ArborWorks, LLC	Revolver	1,325,032	0.00%	November 6, 2028
Axis Portable Air LLC	Revolver	100,000	0.50%	March 22, 2028
Bart & Associates, LLC	Revolver	942,010	0.50%	August 16, 2030
Bart & Associates, LLC	Delayed Draw Term Loan	1,733,387	1.00%	August 16, 2030
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
Carolinas Buyer, Inc.	Delayed Draw Term Loan	2,216,358	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	100,000	0.50%	December 20, 2030
CEATI International Inc.	Revolver	100,000	0.50%	December 31, 2027
Cerebro Buyer, LLC	Delayed Draw Term Loan	1,130,707	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	100,000	0.50%	September 1, 2026
Channel Partners Intermediateco, LLC	Revolver	18,333	0.50%	February 7, 2027
CompleteCase, LLC	Revolver	166,667	0.50%	December 21, 2025
Compost 360 Acquisition, LLC	Revolver	14,000	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	71,667	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	35,499	0.50%	July 29, 2027
DRS Holdings III, Inc.	Revolver	909,091	0.50%	November 1, 2025
Equine Network, LLC	Revolver	33,333	0.50%	May 22, 2028
Eskola, LLC**	Delayed Draw Term Loan	3,918,298	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FairWave Holdings, LLC	Delayed Draw Term Loan	976,811	0.50%	April 1, 2029
FairWave Holdings, LLC	Revolver	485,473	0.50%	April 1, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	627,139	1.00%	March 12, 2029
FiscalNote Boards LLC	Revolver	391,962	0.50%	March 12, 2029
Florachem Corporation	Revolver	33,333	0.50%	April 29, 2028
GS HVAM Intermediate, LLC	Revolver	477,273	0.50%	February 28, 2026
Guidant Corp.	Revolver	1,055,707	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	2,006	0.50%	December 17, 2026
Impact Home Services LLC	Delayed Draw Term Loan	1,571,984	1.00%	April 28, 2028

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Informativ, LLC	Revolver	$100,000	0.50%	July 30, 2026
Inoapps Bidco, LLC	Revolver	20,000	0.50%	February 15, 2027
iNovex Information Systems Incorporated	Revolver	72,000	0.50%	December 17, 2030
J.R. Watkins, LLC	Revolver	337,433	0.00%	May 3, 2026
Ledge Lounger, Inc.	Revolver	24,915	0.50%	November 9, 2027
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	100,000	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	52,632	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	500,000	1.00%	November 15, 2029
MBH Management LLC	Revolver	500,000	0.50%	November 15, 2029
MedLearning Group, LLC	Delayed Draw Term Loan	1,956,150	1.00%	December 30, 2027
Michelli, LLC	Revolver	1,296,076	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
MOM Enterprises, LLC	Revolver	62,500	0.50%	May 19, 2026
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	701,036	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	686,582	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Delayed Draw Term Loan	1,145,662	1.00%	August 3, 2029
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
NINJIO, LLC	Revolver	66,667	0.50%	October 12, 2027
Norplex Micarta Acquisition, Inc.	Revolver	500,000	0.50%	October 31, 2029
PCS Software, Inc.	Revolver	746,948	0.50%	January 1, 2026
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
RIA Advisory Borrower, LLC	Revolver	73,886	0.50%	August 2, 2027
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.50%	September 28, 2028
Said Intermediate, LLC	Revolver	1,168,831	0.50%	June 13, 2029
Sales Benchmark Index, LLC	Revolver	1,109,551	0.50%	July 26, 2026
Teckrez, LLC	Revolver	721,110	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
Tiger 21, LLC	Revolver	100,000	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	100,000	0.50%	December 31, 2026
Trade Education Acquisition, L.L.C.	Revolver	41,000	0.50%	December 28,2027
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	March 2, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,339,123	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	743,957	0.50%	May 31, 2029
U.S. Expediters, LLC	Revolver	30,000	0.50%	December 22, 2026
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	500,000	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	80,000	0.50%	December 9, 2030
WER Holdings, LLC	Delayed Draw Term Loan	514,059	1.00%	April 11, 2030
WER Holdings, LLC***	Revolver	267,739	0.50%	April 11, 2030
Xanitos, Inc.	Revolver	60,000	0.50%	June 25, 2026
	Total Unfunded Debt Commitments	$40,989,533

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

* Included in this investment is Line of Credit in the amount of $4,861, with Line of Credit rate of 5.25% and a maturity of July 1, 2028.

** This a last-out delayed draw term loan with contractual rates higher than the applicable rates.

*** Included in this investment is Line of Credit in the amount of $41,071, with Line of Credit rate of 5.50% and a maturity of April 11, 2030.

(10)	This loan is a unitranche investment.
(11)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floors are not in effect.
(12)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floors are not in effect.
(13)	Investment has been on non-accrual since November 1, 2024.
(14)	This loan is convertible to common units at maturity or at the majority of holders.
(15)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $297,219.
(16)	Investment has been on non-accrual since the later of January 1, 2023 or the investment date.
(17)	Investment has been on non-accrual since November 6, 2023.
(18)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028. As of December 31, 2024, there was no undrawn revolver commitment.
(19)	Investment has been on non-accrual since January 1, 2024.
(20)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.00% and a maturity of July 31, 2025. The Company has full discretion to fund the revolver commitment.
(21)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an unfunded rate of 0.00% and a maturity of April 27, 2026. The Company has full discretion to fund the revolver commitment.
(22)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,200,821, with an unfunded rate of 0.00% and a maturity of September 3, 2026. The Company has full discretion to fund the revolver commitment.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(23)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

								Amount of Interest
		December 31, 2023	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	December 31, 2024	Credited to Income
Investments	Security	Value	(a)	(b)	Gain (loss)	Gain (loss)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$-	$1,882,226	$-	$-	$(1,628,125)	$254,101	-
Term Loan A-1 (SBIC)	First Lien	3,042,204	-	(5,255,564)	-	2,213,360	-	81,636
Term Loan A-2	First Lien	325,059	80,664	-	-	(317,846)	87,877	-
Term Loan A-2 (SBIC)	First Lien	650,118	-	(1,140,558)	-	490,440	-	-
Term Loan A-3	First Lien	111,979	34,223	-	-	(115,060)	31,142	-
Term Loan A-3 (SBIC)	First Lien	223,959	-	(392,910)	-	168,951	-	-
Term Loan A-4	First Lien	496,828	1,003,691	-	-	5,018	1,505,537	-
Term Loan A-4 (SBIC)	First Lien	993,654	-	(1,003,691)	-	10,037	-	-
Term Loan A-5	First Lien	-	5,710,182	-	-	-	5,710,182	-
Revolver	First Lien	332,190	68,434	(337,027)	-	-	63,597	-
EH Holdco, LLC Common Units	Equity	3	-	-	-	(3)	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
Total Control Investments		$6,175,994	$8,779,420	$(8,129,750)	$-	$826,772	$7,652,436	81,636

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

(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an unfunded rate of 0.00% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(25)	Investment has been on non-accrual since the later of September 1, 2024 or the investment date.
(26)	Investment has been on non-accrual since the later of August 21, 2024 or the investment date.
(27)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $17,500 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.
(28)	Investment has been on non-accrual since June 1, 2024.

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

CONOLIDATED SCHEDULE OF INVESTMENTS

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

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

SONIA —  Sterling Overnight Index Average

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies (“ASC Topic 946”). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, qualifies, and intends to qualify annually to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company’s investment activities are managed by its investment adviser, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

As of December 31, 2024, the Company had issued a total of 27,481,118 shares and raised $398,516,373 in gross proceeds since Inception, incurring an aggregate of $12,177,679 in offering expenses and sales load fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $387,011,611. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 to the consolidated financial statements contained herein for further details.

The Company has established the following wholly owned subsidiaries: SCIC — Consolidated Blocker, Inc., SCIC — Invincible Blocker 1, Inc., SCIC — SKP Blocker 1, Inc., SCIC — APE Blocker 1, Inc., SCIC — Venbrook Blocker, Inc., SCIC — CC Blocker 1, Inc., SCIC — ERC Blocker 1, Inc., and SCIC — Hollander Blocker 1, Inc., which are structured as Delaware entities to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) (collectively, the “Taxable Subsidiaries”). The Taxable Subsidiaries are consolidated for U.S. generally accepted accounting principles (“U.S. GAAP”) reporting purposes, and the portfolio investments held by them are included in the consolidated financial statements.

On June 14, 2013, the Company formed Stellus Capital SBIC, LP (the “SBIC I subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC GP, LLC, a Delaware limited liability company, as wholly owned subsidiaries of the Company. On June 20, 2014, the SBIC I subsidiary received a license from the U.S. Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “SBIC Act”). The SBIC I subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

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

The SBIC licenses allow the SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity, but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC I subsidiary, SBA regulations limit the amount that the SBIC I subsidiary may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA. For the SBIC II subsidiary, SBA regulations limit the amounts that the SBIC II subsidiary may borrow to $175,000,000 when it has at least $87,500,000 in regulatory capital, as such term is defined by the SBA. For two or more

SBICs under common control, the maximum amount of outstanding SBA-guaranteed debentures cannot exceed $350,000,000.

As of both December 31, 2024 and 2023, the SBIC I subsidiary had $75,000,000 of regulatory capital and $150,000,000 of SBA-guaranteed debentures outstanding.

As of both December 31, 2024 and 2023, the SBIC II subsidiary had $87,500,000 of regulatory capital and $175,000,000 of SBA-guaranteed debentures outstanding.

See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

Under the 1940 Act, the Company is allowed to incur a maximum asset coverage ratio of 150% if certain requirements are met, including the approval of a "required majority" (as such term is defined in Section 57(o) of the 1940 Act) of the Company's Board of Directors (the "Board") and the approval of the Company's stockholders. On April 4, 2018, the Board, including a “required majority” of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, the Company’s stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio requirement applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that the Company employs at any time depends on the Company’s assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2024, the Company’s asset coverage ratio was 234%.

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in lower middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and unsecured debt financing, often with corresponding equity co-investments. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, lower middle-market companies, management teams and other professional intermediaries.

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

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, the Company has observed and continues to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

Cash and Cash Equivalents

At December 31, 2024, cash balances totaling $44,739 did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000. In addition, as of December 31, 2024, the Company held $20,013,567 in cash equivalents in money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. At December 31, 2024, the Company held foreign currency of $288 (acquisition cost of $288). All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. We deem certain money market mutual funds, U.S. Treasury Bills, and other high-quality, short-term debt securities as cash equivalents.

Fair Value Measurements

The Company accounts for all of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its financial instruments related to receivables and payables approximate the fair value of these items due to the short maturity of these instruments and are considered level 2 in the fair value hierarchy.

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and Notes Payable as prepared for disclosure purposes was $312,011,555 (Level 3 classification) and $96,606,000 (Level 2 classification), respectively. See Note 6 to the Consolidated Financial Statements contained herein for further discussion regarding the fair value measurements and hierarchy.

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, the Company generally does not consolidate its investment in a portfolio company other than an investment company subsidiary. Accordingly, the Company consolidated the results of the SBIC subsidiaries and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the Statements of Assets and Liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. Additionally, as explained in Note 1 contained herein, the Consolidated Financial Statements includes investments in the portfolio whose values have been estimated by the Company, pursuant to procedures established by the Board, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the investment portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of the Company’s Credit Facility, Notes Payable, and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight-line method over the term of the respective instrument and presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement and related prospectuses. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statements of Changes in Net Assets and Liabilities as a reduction to Paid-in Capital. During the year ended December 31, 2024, the Company incurred $435,390 of costs related to the preparation of its shelf registration statement and related prospectuses, which were capitalized and treated as discussed above as part of the Company’s ATM Program (as defined in Note 4) throughout various ATM Program offerings in 2024 and 2023. As of December 31, 2024, no costs related to the preparation of a registration statement were capitalized and need to be treated as discussed above in the event an offering is consummated. As of the year ended December 31, 2023, the Company capitalized $7,312 of costs related to the preparation of a registration statement, which were not capitalized until the related offering consummated during May 2024.

Investments

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value of a BDC’s investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards to designate certain parties to perform fair value determinations, subject to board oversight and compliance with certain conditions. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a board must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”), establishes additional recordkeeping requirements related to fair value determinations. While the Board has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, the Company will generally invest in illiquid loans and securities including debt and equity securities of private lower middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith under procedures adopted by a BDC's board or valuation designee, as applicable. Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. The Company will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by the Board. Such determination of fair values may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, the Board will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will use the pricing indicated by the external event to corroborate and/or assist in the valuation. Because the Company expects that there will not be a readily available market quotation for many of the investments in its portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent such interest is deemed collectible. Payment-in-kind (“PIK”) interest represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. The Company will not accrue any form of interest on loans and debt securities if it has reason to doubt its ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company then accretes or amortizes such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. The Company records prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

A presentation of the interest income the Company has earned from portfolio companies for the years ended December 31, 2024, 2023, and 2022 is as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Loan interest	$92,316,007	$93,976,863	$68,026,701
PIK income	3,310,111	3,801,637	1,357,177
Fee amortization income(1)	3,074,492	2,954,512	2,782,309
Fee income acceleration(2)	1,185,210	1,283,776	798,812
Total Interest Income	$99,885,820	$102,016,788	$72,964,999
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of income. As of December 31, 2024, the Company had seven loans on non-accrual status, which represented approximately 8.3% of the Company’s loan portfolio at cost and 5.4% at fair value. As of December 31, 2023, the Company had four loans on non-accrual status, which represented approximately 4.2% of the Company’s loan portfolio at cost and 1.3% at fair value. As of December 31, 2024 and 2023, $6,509,852 and $7,545,775 of income from investments on non-accrual has not been accrued, respectively. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

Foreign currency amounts are translated into US Dollars (USD) on the following basis:

●	fair value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of the period; and
●	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such investment transactions, income or expenses.

Investment Transaction Costs

Costs that are material and associated with an investment transaction, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales unless such costs are reimbursed by the borrower.

Receivables and Payables for Unsettled Securities Transactions

The Company records all investments on a trade date basis.

U.S. Federal Income Taxes

The Company has elected and intends to qualify annually to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, among other things, the Company generally is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the Consolidated Financial Statements of the Company.

To avoid a 4% U.S federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% the amount by which the Company’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax, or the “Excise Tax Avoidance Requirement”. For this purpose, however, any net ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2024, the Company had approximately $45,441,036 of undistributed taxable income that was carried forward toward distributions to be paid in 2025.

Current income tax expense for the years ended December 31, 2024, 2023, and 2022 of $1,808,838, $1,333,452, and $1,161,668, respectively, is related to federal and state income taxes and federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of December 31, 2024, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the years ended December 31, 2024, 2023, and 2022 were de minimis.

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

For the years ended December 31, 2024, 2023, and 2022, the Company recorded deferred income tax benefit (provision) of $188,893, ($126,957), and ($213,214), respectively, related to the Taxable Subsidiaries. For the years ended December 31, 2024, 2023, and 2022, the Company recorded income tax benefit on net realized loss on investments of $2,221, $2,987,847, and $0, respectively, related to the Taxable Subsidiaries. As of December 31, 2024 and 2023, the Company had a net deferred tax liability of $0 and $188,893, respectively.

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

Distributable Loss

The components that make up distributable loss on the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Accumulated net realized loss from investments, net of cumulative dividends of $30,352,761 for both periods	$(41,267,707)	$(24,988,557)
Net realized loss on foreign currency translations	(213,301)	(118,571)
Net unrealized depreciation on non-controlled, non-affiliated investments and cash equivalents, net of deferred tax liability of $0 and $188,893, respectively	(7,312,300)	(27,071,601)
Net unrealized depreciation on foreign currency translations	(15,219)	(464)
Accumulated undistributed net investment income	39,153,714	36,175,872
Total distributable loss	$(9,654,813)	$(16,003,321)

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

See Note 14 to the Consolidated Financial Statements contained herein for further discussion regarding recently issued accounting standards.

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

For the years ended December 31, 2024, 2023, and 2022, the Company recorded an expense for base management fees of $15,698,129, $15,452,347, $14,848,174, respectively. As of December 31, 2024 and December 31, 2023, $4,034,109 and $2,918,536, respectively, was payable to Stellus Capital.

The incentive fee has two components, the investment income incentive fee and the capital gains incentive fee, as follows:

Investment Income Incentive Fee

The investment income component of the incentive fee (“Income Incentive Fee”) is calculated, and payable to the Advisor, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as the “Hurdle”). Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the Hurdle but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “Catch-up”) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets.

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

For the years ended December 31, 2024, 2023, and 2022, the Company incurred $10,045,966, $10,189,888, $3,782,151, respectively, of Income Incentive Fees. As of December 31, 2024 and 2023, $3,109,560 and $2,885,180, respectively, of such incentive fees were payable to the Advisor, of which $2,351,703 and $2,444,867, respectively, were currently payable (as explained below). As of December 31, 2024 and 2023, $757,857 and $440,313, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. For the years ended December 31, 2024 and 2023, $1,826,893 and $307,442, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

U.S. GAAP requires that the Capital Gains Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the Capital Gains Incentive Fee actually payable under the Investment Advisory Agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2024, 2023, and 2022, the Company incurred (reversed) Capital Gains Incentive Fees of $0, ($569,528), and ($2,818,623), respectively. As of both December 31, 2024 and December 31, 2023, $0 of Capital Gains Incentive Fees were accrued but not currently payable to the Advisor.

The following tables summarize the components of the incentive fees discussed above:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Investment income incentive fees incurred	$10,045,966	$10,189,888	$3,782,151
Capital gains incentive fees reversed	—	(569,528)	(2,818,623)
Income incentive fee waiver	(1,826,893)	(307,442)	—
Incentive fees expense	$8,219,073	$9,312,918	$963,528

	December 31, 2024	December 31, 2023
Investment income incentive fee currently payable	$2,351,703	$2,444,867
Investment income incentive fee deferred	757,857	440,313
Incentive fee payable	$3,109,560	$2,885,180

Director Fees

For the years ended December 31, 2024, 2023, and 2022, the Company recorded an expense relating to director fees of $412,000, $406,000, and $329,000, respectively. As of both December 31, 2024 and 2023, the Company owed its independent directors no unpaid director fees.

Co-Investments

On May 9, 2022, the Company received a new exemptive order (the “Order”) that superseded prior co-investment exemptive relief orders and permits the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies; (3) the investment by the Company’s affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which the Company’s affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisor, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

The Company co-invests, subject to the conditions in the Order, with a private BDC and private credit funds managed by Stellus Capital or an affiliate thereof that have investment strategies that are similar or identical to the Company’s investment strategy, and the Company may co-invest with other BDCs, registered investment companies and private credit funds managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital in the future. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of December 31, 2024 and 2023, there was no cash due to related parties or other investment funds related to interest paid by a borrower to the Company as administrative agent.

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

Administration Agreement

The Company has entered into an administration agreement (the "Administration Agreement") with Stellus Capital, pursuant to which Stellus Capital furnishes the Company with office facilities and equipment and provides the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this Administration Agreement, Stellus Capital performs, or oversees the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC.

For the years ended December 31, 2024, 2023, and 2022, the Company recorded expenses of $1,589,680, $1,561,394, and $1,506,344, respectively, related to the Administration Agreement, which are included in administrative services expenses on the Consolidated Statement of Operations. As of December 31, 2024 and December 31, 2023, $389,502 and $397,953, respectively, remained payable to Stellus Capital relating to the Administration Agreement, which are included in administrative services payable on the Consolidated Statements of Assets and Liabilities.

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, Stellus Capital and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Stellus Capital’s services under the Investment Advisory Agreement or otherwise as the Company’s investment adviser.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, are determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution. The Company has declared distributions of $16.55 per share on its common stock from Inception through December 31, 2024.

The following table reflects the Company’s distributions declared and paid on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023			$1.60
Fiscal 2024
January 13, 2024	January 31, 2024	February 15, 2024	$0.1333
January 13, 2024	February 29, 2024	March 15, 2024	$0.1333
January 13, 2024	March 29, 2024	April 15, 2024	$0.1333
April 3, 2024	April 30, 2024	May 15, 2024	$0.1333
April 3, 2024	May 31, 2024	June 14, 2024	$0.1333
April 3, 2024	June 28, 2024	July 15, 2024	$0.1333
July 10, 2024	July 31, 2024	August 15, 2024	$0.1333
July 10, 2024	August 30, 2024	September 13, 2024	$0.1333
July 10, 2024	September 30, 2024	October 15, 2024	$0.1333
October 10, 2024	October 31, 2024	November 15, 2024	$0.1333
October 10, 2024	November 29, 2024	December 13, 2024	$0.1333
October 10, 2024	December 31, 2024	January 15, 2025	$0.1333
Total			$16.55

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) pursuant to which a stockholder whose shares are held in their own name will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless they elect to receive distributions in cash. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker of the nominee permits participation in the DRIP.

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during the years ended December 31, 2024 and December 31, 2023.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Year ended December 31, 2024	3,355,476	46,494,756	698,166	435,390	—	45,361,200	13.86
Total	27,481,118	$398,516,373	$9,094,141	$3,083,538	$672,917	$387,011,611
(1)	Net of partial share redemptions. Such share redemptions impacted gross proceeds by $94, $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the years ended December 31, 2024, 2023, 2022, 2021, 2019, 2017, 2016 and 2015, respectively; and $390,505, $938,385, and $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of December 31, 2024, 2023, and 2022 in the amount of $7,434,858, $5,707,301 and 3,317,652, respectively, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

On November 16, 2021, the Company entered into an equity distribution agreement, as amended and restated on August 29, 2022 (the “2021 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2021 Equity Distribution Agreement, the Company was permitted to issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies.

On August 11, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement” and together with the 2021 Equity Distribution Agreement, the “Equity Distribution Agreements”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder.

Under the 2023 Equity Distribution Agreement, the Company may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, the Company no longer sold any shares under the 2021 Equity Distribution Agreement. The Company refers to its issuance and sale of shares under the Equity Distribution Agreements as the “ATM Program”.

The Company issued 3,355,476 shares during the year ended December 31, 2024 under the ATM Program, for gross proceeds of $46,494,756 and underwriting fees and other expenses of $1,133,554. The average per share offering price of shares issued in the ATM Program during 2024 was $13.86. The Company issued 4,458,873 shares during the year ended December 31, 2023 under the ATM Program, for gross proceeds of $62,871,349 and underwriting fees and other expenses of $1,190,949. The average per share offering price of shares issued in the ATM Program during 2023 was $14.10. The Advisor agreed to reimburse the Company for underwriting fees and expenses incurred in connection with the ATM Program to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For the years ended December 31, 2024 and 2023, the Advisor reimbursed the Company $0 and $477,088, respectively, of these underwriting fees and expenses, which resulted in net proceeds of $45,361,200, or $13.65 per share and $62,157,488, or $14.00 per share, respectively, excluding the impact of offering expenses.

The Company did not issue any new shares of common stock through the DRIP for the years ended December 31, 2024 and 2023.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended December 31, 2024, 2023, and 2022.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net increase in net assets resulting from operations	$45,844,627	$17,533,167	$14,491,784
Weighted average common shares	25,596,593	22,004,648	19,552,931
Net increase in net assets resulting from operations per share	$1.79	$0.80	$0.74

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

At December 31, 2024, the Company had investments in 105 portfolio companies. The total cost and fair value of the investments were $961,788,706 and $953,497,688, respectively. The composition of the Company’s investments as of December 31, 2024 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$884,322,462	$856,096,255
Senior Secured – Second Lien	12,073,732	11,948,850
Unsecured Debt	6,755,866	6,612,493
Equity	58,636,646	78,840,090
Total Investments	$961,788,706	$953,497,688
(1)	Includes unitranche investments, which accounted for 2.0% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to the risks associated with the second lien and subordinated loans to the extent it invests in the “last-out” tranche.

At December 31, 2023, the Company had investments in 93 portfolio companies. The total cost and fair value of the investments were $902,143,550 and $874,460,683, respectively. The composition of the Company’s investments as of December 31, 2023 is as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$793,819,152	$774,789,320
Senior Secured – Second Lien	42,269,568	21,957,500
Unsecured Debt	6,138,183	5,956,280
Equity	59,916,647	71,757,583
Total Investments	$902,143,550	$874,460,683
(1)	Includes unitranche investments, which accounted for 4.5% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to the risks associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had 71 and 57 such investments with aggregate unfunded commitments of $41,286,752 and $37,021,242, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2024 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$856,096,255	$856,096,255
Senior Secured – Second Lien	—	—	11,948,850	11,948,850
Unsecured Debt	—	—	6,612,493	6,612,493
Equity	—	—	78,840,090	78,840,090
Total Investments	$—	$—	$953,497,688	$953,497,688

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2023 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$774,789,320	$774,789,320
Senior Secured – Second Lien	—	—	21,957,500	21,957,500
Unsecured Debt	—	—	5,956,280	5,956,280
Equity	—	—	71,757,583	71,757,583
Total Investments	$—	$—	$874,460,683	$874,460,683

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2024 as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$774,789,320	$21,957,500	$5,956,280	$71,757,583	$874,460,683
Purchases of investments	213,545,132	—	117,066	7,492,735	221,154,933
PIK interest	2,824,403	—	485,708	—	3,310,111
Sales and redemptions	(126,924,841)	(9,782,348)	—	(14,985,096)	(151,692,285)
Realized (losses) gains	(1,580,768)	(20,475,000)	—	6,212,362	(15,843,406)
Change in unrealized (depreciation) appreciation included in earnings(1)	(9,026,597)	20,187,185	40,312	8,369,509	19,570,409
Change in unrealized depreciation on foreign currency included in earnings	(169,778)	—	(1,778)	(7,003)	(178,559)
Amortization of premium and accretion of discount, net	2,639,384	61,513	14,905	—	2,715,802
Fair value at end of period	$856,096,255	$11,948,850	$6,612,493	$78,840,090	$953,497,688
(1)	Includes reversal of positions during the year ended December 31, 2024.

There were no Level 3 transfers during the year ended December 31, 2024.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2023 as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$735,555,508	$45,304,300	$4,823,898	$59,049,932	$844,733,638
Purchases of investments	174,156,432	—	62,086	13,251,090	187,469,608
PIK interest	3,185,845	—	613,998	—	3,799,843
Sales and redemptions	(125,442,776)	(9,882,105)	(211,627)	(2,280,087)	(137,816,595)
Realized losses	(11,200,184)	(17,979,749)	—	(702,093)	(29,882,026)
Change in unrealized (depreciation) appreciation included in earnings(1)	(4,667,866)	4,373,111	651,997	2,434,910	2,792,152
Change in unrealized appreciation on foreign currency included in earnings	610,523	—	166	3,831	614,520
Amortization of premium and accretion of discount, net	2,591,838	141,943	15,762	—	2,749,543
Fair value at end of period	$774,789,320	$21,957,500	$5,956,280	$71,757,583	$874,460,683
(1)	Includes reversal of positions during the year ended December 31, 2023.

There were no Level 3 transfers during the year ended December 31, 2023.

The following is a summary of geographical concentration of the Company’s investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$159,028,754	$154,041,942	16.15%
California	160,285,777	152,583,692	16.00%
Florida	108,434,730	104,718,969	10.98%
Illinois	66,486,029	56,591,435	5.94%
Pennsylvania	53,271,774	54,438,594	5.71%
Arizona	43,552,887	46,839,063	4.91%
New York	36,116,358	36,306,098	3.81%
Ohio	33,645,676	35,847,804	3.76%
Canada	32,107,256	32,375,749	3.40%
Colorado	31,283,806	28,218,186	2.96%
Wisconsin	27,935,159	23,352,084	2.45%
District of Columbia	22,711,852	26,654,283	2.80%
Georgia	12,391,680	23,345,077	2.45%
North Carolina	20,946,327	22,314,018	2.34%
Tennessee	20,490,429	20,703,772	2.17%
Massachusetts	19,965,590	20,559,398	2.16%
Missouri	18,590,476	18,712,569	1.96%
Iowa	13,486,486	13,486,486	1.41%
Idaho	11,763,648	11,830,192	1.24%
New Jersey	11,181,815	11,754,323	1.23%
Michigan	11,389,446	11,510,608	1.21%
Louisiana	9,216,389	9,371,830	0.98%
Virginia	9,293,896	9,373,367	0.98%
Washington	8,193,234	8,216,962	0.86%
Maryland	7,529,294	7,526,300	0.79%
Minnesota	6,448,091	6,452,144	0.68%
South Carolina	4,836,178	4,984,667	0.52%
Indiana	743,770	920,343	0.10%
United Kingdom	461,899	467,733	0.05%
Total Investments	$961,788,706	$953,497,688	100.00%

The following is a summary of geographical concentration of the Company’s investment portfolio as of December 31, 2023:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Texas	$182,531,256	$175,311,724	20.04%
California	175,207,692	167,713,589	19.18%
Florida	93,155,844	92,297,574	10.55%
Pennsylvania	49,939,315	50,188,102	5.74%
Illinois	58,633,617	49,834,429	5.70%
Arizona	42,136,322	44,558,279	5.10%
Ohio	31,805,370	34,370,277	3.93%
Colorado	31,525,420	30,971,079	3.54%
Wisconsin	27,452,444	26,190,771	3.00%
Washington	24,321,085	24,540,695	2.81%
Georgia	9,100,050	18,885,409	2.16%
Maryland	16,676,194	16,718,728	1.91%
New York	14,692,043	14,931,263	1.71%
Indiana	14,235,403	14,488,700	1.66%
North Carolina	13,891,930	14,532,532	1.66%
District of Columbia	13,030,899	14,006,563	1.60%
New Jersey	10,461,226	11,191,295	1.28%
Michigan	10,664,100	10,736,783	1.23%
Massachusetts	10,151,621	10,515,487	1.20%
Tennessee	9,390,657	9,379,311	1.07%
Missouri	8,862,512	8,850,162	1.01%
Canada	8,700,383	8,813,132	1.01%
Idaho	8,405,946	8,470,065	0.97%
Minnesota	5,976,818	5,907,639	0.68%
Louisiana	5,538,823	5,536,231	0.63%
South Carolina	4,946,375	5,083,862	0.58%
United Kingdom	20,710,205	437,002	0.05%
Total Investments	$902,143,550	$874,460,683	100.00%

The following is a summary of industry concentration of the Company’s investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$219,665,133	$234,908,112	24.64%
High Tech Industries	91,135,577	93,468,792	9.81%
Healthcare & Pharmaceuticals	85,300,317	85,478,418	8.97%
Media: Advertising, Printing & Publishing	71,318,416	72,291,584	7.58%
Beverage & Food	64,052,951	68,902,142	7.23%
Consumer Goods: Non-Durable	67,123,135	54,473,282	5.71%
Services: Consumer	49,388,222	46,066,301	4.83%
Capital Equipment	41,322,214	43,647,466	4.58%
Consumer Goods: Durable	43,393,413	42,094,390	4.41%
Chemicals, Plastics, & Rubber	36,693,101	36,907,602	3.87%
Construction & Building	32,374,992	32,979,859	3.46%
Aerospace & Defense	26,014,106	21,624,091	2.27%
Environmental Industries	18,903,681	18,282,056	1.92%
Transportation & Logistics	17,244,131	17,532,488	1.84%
Retail	14,799,085	14,723,620	1.54%
Media: Broadcasting & Subscription	12,170,577	14,314,711	1.50%
Containers, Packaging, & Glass	18,007,571	12,911,794	1.35%
Energy: Oil & Gas	11,353,959	10,728,031	1.13%
Hotel, Gaming, & Leisure	7,113,661	8,142,050	0.85%
FIRE: Real Estate	17,934,808	7,652,436	0.80%
Media: Diversified & Production	5,822,637	5,934,853	0.62%
Education	10,537,738	5,341,151	0.56%
Finance	119,281	5,092,459	0.53%
Total Investments	$961,788,706	$953,497,688	100.00%

The following is a summary of industry concentration of the Company’s investment portfolio as of December 31, 2023:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$198,018,290	$207,963,749	23.78%
Healthcare & Pharmaceuticals	100,724,952	102,915,887	11.77%
High Tech Industries	90,795,799	91,992,012	10.52%
Media: Advertising, Printing & Publishing	57,640,321	58,741,061	6.72%
Consumer Goods: Non-Durable	63,145,301	52,938,611	6.05%
Beverage, Food, & Tobacco	42,554,582	45,074,817	5.15%
Consumer Goods: Durable	49,046,730	43,725,324	5.00%
Capital Equipment	32,517,673	33,879,801	3.87%
Services: Consumer	33,976,976	33,260,111	3.80%
Construction & Building	30,319,119	30,486,411	3.49%
Aerospace & Defense	46,745,104	24,541,921	2.81%
Environmental Industries	24,219,811	22,997,844	2.63%
Media: Broadcasting & Subscription	17,952,103	20,760,920	2.37%
Transportation & Logistics	17,235,150	17,661,859	2.02%
Chemicals, Plastics, & Rubber	18,338,366	17,569,176	2.01%
Metals & Mining	16,580,562	16,625,000	1.90%
Containers, Packaging, & Glass	17,432,252	15,539,555	1.78%
Utilities: Oil & Gas	9,943,041	10,000,000	1.14%
Education	10,251,179	8,367,469	0.96%
FIRE: Real Estate	17,285,138	6,175,994	0.71%
Media: Diversified & Production	5,662,174	5,763,247	0.66%
Finance	569,039	5,736,868	0.66%
Hotel, Gaming, & Leisure	—	890,968	0.10%
Energy: Oil & Gas	1,189,888	852,078	0.10%
Total Investments	$902,143,550	$874,460,683	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$778,177,769	Income approach(2)	HY credit spreads	-3.39% to 8.32% (-0.54%)
			Risk free rates	-1.18% to 2.44% (0.19%)
		Market approach(2)	Market multiples	4.6x to 26.3x (13.3x)(4)
	$77,918,486	Transaction value	Transaction price	N/A

Second lien debt	$11,948,850	Income approach(2)	HY credit spreads	-0.72% to -0.32% (-0.46%)
			Risk free rates	-0.35% to 0.14% (-0.04%)
		Market approach(2)	Market multiples	5.3 to 11.8x (9.4x)(4)

Unsecured debt	$6,581,668	Income approach(2)	HY credit spreads	0.18% to 0.18% (0.18%)
			Risk free rates	-0.18% to -0.18% (-0.18%)
	$30,825	Transaction value	Transaction price	N/A

Equity investments	$64,002,282	Market approach(5)	EBITDA multiple	3.5x to 18.3x (10.4x)
	$14,837,808	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$953,497,688
(1)	Weighted average based on fair value as of December 31, 2024.
(2)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (3.39)% ((339) basis points) to 8.32% (832 basis points). The weighted average of all changes was (0.54)% ( (54) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2023:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$774,789,320	Income/Market	HY credit spreads	-3.00% to 8.11% (-0.23%)
		approach(2)	Risk free rates	-1.62% to 2.03% (0.04%)
			Market multiples	5.2x to 22.5x (11.0x)(4)

Second lien debt	$21,957,500	Income/Market	HY credit spreads	-0.97% to -0.33% (-0.63%)
		approach(2)	Risk free rates	-0.51% to 0.31% (-0.23%)
			Market multiples	6.5x to 17.5x (10.9x)(4)

Unsecured debt	$5,956,280	Income/Market	HY credit spreads	4.98% to 4.98% (4.98%)
		approach(2)	Risk free rates	4.47% to 4.47% (4.47%)
			Market multiples	9.5x to 9.5x (9.5x)(4)

Equity investments	$71,757,583	Market approach(5)	Underwriting multiple/
			EBITDA multiple	3.5x to 23.2x (12.1x)
Total Long Term Level 3 Investments	$874,460,683
(1)	Weighted average based on fair value as of December 31, 2023.
(2)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future SOFR rates based on the published forward SOFR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (3.00)% ((300) basis points) to 8.11% (811 basis points). The average of all changes was (0.23)% ((23) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is currently not subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its business, financial condition or results of operations.

As of December 31, 2024, the Company had $40,989,533 in unfunded debt commitments and $297,219 in unfunded equity commitments to 71 existing portfolio companies. As of December 31, 2023, the Company had $36,722,930 in unfunded debt commitments and $298,312 in unfunded equity commitments to 57 existing portfolio companies. As of both December 31, 2024 and 2023, the Company did not record any fair value adjustments that resulted in any unrealized gains (losses) on these positions. As of December 31, 2024, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the years ended
December 31,	December 31,	December 31,	December 31,	December 31,
2024	2023	2022	2021	2020

Per Share Data:(1)
Net asset value at beginning of period	$13.26	$14.02	$14.61	$14.03	$14.14
Net investment income	1.64	1.92	1.46	1.01	1.13
Change in unrealized appreciation (depreciation) on investments	0.76	0.13	(0.90)	(0.36)	0.44
Net realized (loss) gain	(0.62)	(1.38)	0.19	1.22	(0.52)
Loss on debt extinguishment	—	—	—	(0.03)	—
Benefit (provision) for taxes on net realized losses (gains) on investments	—	0.14	—	(0.15)	—
Benefit (provision) for taxes on net unrealized depreciation (appreciation) on investments	0.01	(0.01)	(0.01)	0.03	(0.01)
Total from operations	1.79	0.80	0.74	1.72	1.04
Sales load	(0.03)	(0.04)	—	—	—
Offering costs	(0.02)	(0.01)	(0.03)	—	—
Stockholder distributions from:
Net investment income	(1.59)	(1.59)	(1.11)	(1.09)	(1.15)
Net realized capital gains	(0.02)	(0.02)	(0.19)	(0.05)	—
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.03	0.09	—	—	—
Other(3)	0.04	0.01	—	—	—
Net asset value at end of period	$13.46	$13.26	$14.02	$14.61	$14.03
Per share market value at end of period	$13.76	$12.85	$13.26	$13.02	$10.88
Total return based on market value(4)	18.89%	8.72%	12.32%	30.78%	(13.73)%
Weighted average shares outstanding for the period	25,596,593	22,004,648	19,552,931	19,489,750	19,471,500
Ratio/Supplemental Data:(1)
Net assets at end of period	$369,921,940	$319,939,788	$275,776,613	$285,111,233	$273,360,649
Weighted average net assets	$343,272,777	$301,285,626	$281,745,332	$274,188,692	$253,034,571
Annualized ratio of gross operating expenses to net assets(7)(8)	18.77%	21.27%	16.59%	16.90%	13.75%
Annualized ratio of net operating expenses to net assets(7)(8)	18.24%	21.16%	16.59%	16.90%	13.75%
Annualized ratio of interest expense and other fees to net assets(2)	9.18%	10.62%	8.68%	6.83%	6.29%
Annualized ratio of net investment income before fee waiver to net assets(7)	11.68%	13.91%	8.68%	6.83%	6.29%
Annualized ratio of net investment income to net assets(7)	12.21%	14.01%	10.15%	7.21%	8.58%
Portfolio Turnover(5)	16.82%	15.38%	15.26%	39.11%	21.27%
Notes payable	$100,000,000	$100,000,000	$100,000,000	$100,000,000	$48,875,000
Credit Facility payable	$175,386,301	$160,085,705	$199,200,425	$177,340,000	$174,000,000
SBA-guaranteed debentures	$325,000,000	$325,000,000	$313,600,000	$250,000,000	$176,500,000
Asset coverage ratio(6)	2.34	x	2.23	x	1.92	x	2.03	x	2.23	x

For the years ended
December 31,	December 31,	December 31,	December 31,	December 31,
2019	2018	2017	2016	2015

Per Share Data:(1)
Net asset value at beginning of year/period	$14.09	$13.81	$13.69	$13.19	$13.94
Net investment income	1.23	1.42	1.21	1.39	1.33
Change in unrealized (depreciation) appreciation on investments	(0.85)	(0.11)	—	1.49	(0.74)
Net realized gain (loss)	1.07	0.35	0.31	(1.05)	0.03
(Provision) benefit for taxes on net unrealized (appreciation) depreciation on investments	—	(0.02)	—	0	(0.01)
Total from investment operations	1.45	1.64	1.52	1.86	0.61
Sales Load	(0.06)	—	(0.09)	—	—
Offering Costs	(0.03)	—	(0.02)	—	—
Stockholder distributions from:
Net investment income	(0.54)	(1.03)	(1.20)	(1.36)	(1.33)
Net realized capital gains	(0.82)	(0.33)	(0.16)	—	(0.03)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.05	—	—	—	—
Other(3)	—	—	0.07	—	—
Net asset value at the end of year/period	$14.14	$14.09	$13.81	$13.69	$13.19
Per share market value at end of year/period	$14.23	$12.95	$13.14	$12.06	$9.64
Total return based on market value(4)	21.97%	8.68%	20.29%	42.83%	(7.76)%
Weighted average shares outstanding for the period	18,275,696	15,953,571	14,870,981	12,479,959	12,479,961
Ratio/Supplemental Data:(1)
Net assets at end of period	$270,571,173	$224,845,007	$220,247,242	$170,881,785	$164,651,104
Weighted average net assets	$259,020,507	$223,750,302	$195,211,550	$165,189,142	$173,453,813
Annualized ratio of gross operating expenses to net assets(7)(8)	14.11%	13.72%	11.10%	13.20%	11.16%
Annualized ratio of net operating expenses to net assets(7)(8)	14.11%	13.72%	11.10%	13.20%	10.78%
Annualized ratio of interest expense and other fees to net assets(2)	5.78%	5.51%	4.02%	4.84%	3.56%
Annualized ratio of net investment income before fee waiver to net assets(7)	5.78%	10.09%	9.21%	10.71%	9.11%
Annualized ratio of net investment income to net assets(7)	8.64%	10.09%	9.21%	10.71%	9.49%
Portfolio Turnover(5)	23.17%	32.29%	48.31%	15.80%	28.54%
Notes payable	$48,875,000	$48,875,000	$48,875,000	$25,000,000	$25,000,000
Credit Facility payable	$161,550,000	$99,550,000	$40,750,000	$116,000,000	$109,500,000
SBA-guaranteed debentures	$161,000,000	$150,000,000	$90,000,000	$65,000,000	$65,000,000
Asset coverage ratio(6)	2.29	x	2.51	x	3.46	x	2.21	x	2.22	x
(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Excludes debt extinguishment costs of $539,250 and $416,725 for the years ended December 31, 2021 and 2017, respectively. Including these costs, this ratio would be 7.02% and 4.24% for the years ended December 31, 2021 and 2017, respectively.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid, which are assumed to be reinvested. The total returns are not annualized.
(5)	Calculated as the lesser of purchases or paydowns divided by average fair value of investments for the period and is not annualized.
(6)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(7)	These ratios include the impact of the benefit (provision) for income taxes related to net unrealized depreciation (appreciation) on certain investments of $188,893, ($126,957), ($213,214), $510,868, ($224,877), ($66,760), $373,131, and ($93,601) for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2016, and 2015, respectively, as well as $2,221, $2,987,847 and ($2,957,220) of benefit (provision) for taxes on realized gains on investments for the year ended December 31, 2024, December 31, 2023 and 2021, respectively, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to net realized gain (loss) or unrealized depreciation (appreciation) on investments at Taxable Subsidiaries to net assets for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2016, and 2015 is 0.05%, (0.04%), (0.08%), (0.89%), (0.09%), (0.03%), (0.16%), and 0.05%, respectively. These ratios excludes debt extinguishment costs of ($539,250) and ($416,275) for the years ended December 31, 2021 and 2017, respectively.
(8)	Deferred offering costs of $261,761 for the year ended December 31, 2016 are not annualized.

NOTE 9 — CREDIT FACILITY

On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022, November 21, 2023 and October 30, 2024 with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $315,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $350,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2024, the Company was in compliance with these covenants.

As of December 31, 2024 and December 31, 2023, the outstanding balance under the Credit Facility was $175,386,301 and $160,085,705, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $7,321,528 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2024 and 2023, $3,071,986 and $3,520,929 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2024	December 31, 2023
Credit Facility payable	$175,386,301	$160,085,705
Prepaid loan structure fees	(3,071,986)	(3,520,929)
Credit Facility payable, net of prepaid loan structure fees	$172,314,315	$156,564,776

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2024, 2023, and 2022:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$13,561,089	$14,723,463	$9,190,425
Loan fee amortization	1,140,079	657,323	567,375
Total interest and financing expenses	$14,701,168	$15,380,786	$9,757,800
Weighted average interest rate	8.3%	7.9%	4.4%
Effective interest rate (including fee amortization)	8.9%	8.3%	4.8%
Average debt outstanding	$164,265,069	$186,144,622	$204,276,134
Cash paid for interest and unused fees	$13,548,076	$14,523,350	$9,034,765

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of the SBIC’s regulatory capital, as such term is defined by the SBA’s regulations applicable to SBICs. SBA-guaranteed debentures have fixed interest rates that equal prevailing 10 year U.S. Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA-guaranteed debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures are also subject to certain fees payable by the SBICs at the time such debentures are drawn. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September of each applicable year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10 year treasury rate plus a spread at each pooling date.

As of both December 31, 2024 and 2023, the SBIC I subsidiary had $75,000,000 in regulatory capital and $150,000,000 of SBA-guaranteed debentures outstanding. As of both December 31, 2024 and 2023, the SBIC II subsidiary had $87,500,000 in regulatory capital and $175,000,000 of SBA-guaranteed debentures outstanding.

On August 12, 2014, the Company obtained exemptive relief from the SEC to permit it to exclude the SBA-guaranteed debentures of the SBIC subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. The exemptive relief provides the Company with increased flexibility under the asset coverage requirement by permitting it to borrow up to $325,000,000 more than it would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiaries collectively held $510,105,270 and $485,152,670 in assets at December 31, 2024 and 2023, respectively, which accounted for approximately 52.0% and 53.4% of the Company’s total consolidated assets at December 31, 2024 and 2023, respectively.

The following table summarizes the SBIC I subsidiary’s SBA-guaranteed debentures as of December 31, 2024:

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

The following table summarizes the SBIC II subsidiary’s SBA-guaranteed debentures as of December 31, 2024:

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2024, the estimated fair values of the SBA-guaranteed debentures as prepared for disclosure purposes was $312,011,555. As of December 31, 2023, the carrying amount of the SBA-guaranteed debentures approximated their fair value. At December 31, 2024 and 2023, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of December 31, 2024, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of December 31, 2024 and 2023, $3,748,061 and $4,726,642 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	December 31, 2024	December 31, 2023
SBA-guaranteed Debentures payable	$325,000,000	$325,000,000
Prepaid loan fees	(3,748,061)	(4,726,642)
SBA-guaranteed Debentures, net of prepaid loan fees	$321,251,939	$320,273,358

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2024, 2023, and 2022:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$10,497,375	$10,047,058	$8,151,814
Debenture fee amortization	978,582	1,255,753	1,227,952
Total interest and financing expenses	$11,475,957	$11,302,811	$9,379,766
Weighted average interest rate	3.2%	3.2%	2.8%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.3%
Average debt outstanding	$325,000,000	$318,847,123	$288,167,082
Cash paid for interest	$10,470,211	$9,646,849	$7,360,295

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “Notes Payable”). The Notes Payable will mature on March 30, 2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the Notes Payable is payable semi-annually beginning September 30, 2021.

The Company used the net proceeds from the Notes Payable offering to fully redeem the Company’s 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes”) and repay a portion of the amount outstanding under the Credit Facility. As of December 31, 2024, the aggregate carrying amount of the Notes Payable was $99,444,355.

The Notes Payable are institutional, non-traded notes. The Notes Payable are carried at cost. At the measurement date, the estimated fair value of the Notes Payable as prepared for disclosure purposes was $96,606,000. See Note 1 to the Consolidated Financial Statements for further discussion regarding the fair value measurements and hierarchy.

In connection with the issuance and maintenance of the Notes Payable, the Company incurred $2,327,835 of fees, which are being amortized over the term of the Notes Payable, of which $555,645 and $1,003,588 remains to be amortized as of December 31, 2024 and 2023, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Notes Payable, net of deferred financing costs:

	December 31, 2024	December 31, 2023
Notes Payable	$100,000,000	$100,000,000
Deferred financing costs	(555,645)	(1,003,588)
Notes Payable, net of deferred financing costs	$99,444,355	$98,996,412

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the years ended December 31, 2024, 2023, and 2022:

	For the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$4,881,000	$4,881,000	$4,885,000
Deferred financing costs	447,943	446,720	446,719
Total interest and financing expenses	$5,328,943	$5,327,720	$5,331,719
Weighted average interest rate	4.9%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%
Average debt outstanding	$100,000,000	$100,000,000	$100,000,000
Cash paid for interest	$4,881,000	$4,881,000	$4,885,000

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of December 31, 2024, the Company was in compliance with these covenants.

NOTE 12 — INCOME TAXES

As of December 31, 2024 and December 31, 2023, the Company had $44,184,991 and $36,240,561, respectively, of undistributed ordinary income.(1) Undistributed capital gains were $0 and $757,268 for the periods ended December 31, 2024 and December 31, 2023, respectively. Undistributed qualified dividends were $1,256,046 and $0 for the periods ended December 31, 2024 and December 31, 2023, respectively. All of the undistributed ordinary income and capital gains as of December 31, 2024 will have been distributed within the required period of time such that the Company will not be subject to U.S. federal income tax for the year ended December 31, 2025. The Company will be subject to a 4% nondeductible U.S. federal excise tax on its undistributed income to the extent it did not distribute an amount equal to at least 98% of its net ordinary income plus 98.2% of its capital gain net income attributable to the period. The Company has accrued $1,743,964 and $1,399,689 of U.S. federal excise tax for the tax years ended December 31, 2024 and December 31, 2023, respectively, independent of prior year adjustments. See Note 1 for further discussion of tax expense in each year.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Ordinary income	$40,674,964	$35,032,563
Qualified dividends	4,344	48,171
Distributions of long-term capital gains(2)	544,367	446,746
Total distributions paid to common stockholders	$41,223,675	$35,527,480
(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $544,367 and $446,746 as of December 31, 2024 and December 31, 2023, respectively, may differ from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain prepayment gains are characterized differently for tax reporting purposes. The qualified dividend amount in 2024 and 2023, respectively, represents the completion of a distribution of qualified dividends derived from qualified dividends received by the Company from a portfolio company in 2023 and 2022, respectively, for tax purposes.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Net increase in net assets resulting from operations (includes net investment income, realized gain (loss), unrealized appreciation (depreciation) and taxes)	$45,844,627	$17,533,167	$14,491,784
Net change in unrealized (appreciation) depreciation	(19,555,654)	(2,785,648)	17,536,190
Income tax provision	(191,114)	(2,860,890)	213,214
Pre-tax expense, loss reported at Taxable Subsidiaries, not consolidated for tax purposes	1,810,914	20,172,550	1,392,247
Long term capital loss carryover	20,257,106	—	—
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	1,501,004	11,860,086	(3,615,815)
Estimated taxable income	$49,666,883	$43,919,265	$30,017,620
Taxable income earned in prior year and carried forward for distribution in current year	36,997,828	28,606,043	24,011,459
Adjustment for cumulative effect of distributions carried forward	—	—	—
Taxable income earned prior to period end and carried forward	(49,104,269)	(36,997,828)	(28,606,043)
Distribution payable as of period end and paid in following period	3,663,233	—	—
Total distributions accrued or paid to common stockholders	$41,223,675	$35,527,480	$25,423,036

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Aggregate cost of portfolio company securities	$961,788,706	$902,143,550
Gross unrealized appreciation of portfolio company securities	47,590,719	38,379,839
Gross unrealized depreciation of portfolio company securities	(54,903,019)	(65,262,547)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	3,973	11,142
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(982,691)	(811,301)
Aggregate fair value of portfolio company securities	$953,497,688	$874,460,683

As of December 31, 2024 and 2023, the Taxable Subsidiaries had unrealized losses in investments and net operating loss (“NOL”) carryovers creating a deferred tax asset equal to $5,520,821 and $6,507,196, respectively, as reflected below. As of December 31, 2024 and 2023, the Taxable Subsidiaries had unrealized gains creating a net deferred tax liability equal to $0 and $188,893 respectively, also reflected below. As of December 31, 2024, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards totaling $10,108,882, of which $918,232 will expire during the tax years 2034 through 2037 if unused. Due to the nature of the Taxable Subsidiaries’ holdings, a valuation allowance was established as the Company determined it is more likely than not that some of the deferred tax assets will not be realized prior to expiration. Although the Company’s future projections indicate that it may be able to realize a portion of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of $5,520,821 and $6,507,196 as of December 31, 2024 and 2023, respectively.

	2024	2023
Deferred tax asset	$5,520,821	$6,507,196
Deferred tax liability	—	(188,893)
Total deferred tax asset before valuation allowance	$5,520,821	$6,318,303
Deferred tax valuation allowance	$(5,520,821)	$(6,507,196)
Net deferred tax liability	$—	$(188,893)

The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and to increase distributable earnings (increasing accumulated undistributed investment income) for book to tax differences that it has determined to be permanent. For the years ended December 31, 2024 and 2023, this reclassification was $1,727,556 and $1,348,766, respectively. The total adjustment on the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023 was $7,434,858 and $5,707,301, respectively.

The Company remains subject to examination by the IRS for tax years 2021 through 2023.

NOTE 13 — SENIOR SECURITIES

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2012 through 2024.

	Outstanding			Involuntary
	Exclusive of	Asset		Liquidating	Average
	Treasury	Coverage per		Preference	Market Value
Class and Year	Securities(1)	Unit(2)		per Unit(3)	per Unit(4)

	(In thousands, except per unit amounts)
SBA-guaranteed debentures
Fiscal 2014	$16,250	N/A	(6)	—	N/A
Fiscal 2015	$65,000	N/A	(6)	—	N/A
Fiscal 2016	$65,000	N/A	(6)	—	N/A
Fiscal 2017	$90,000	N/A	(6)	—	N/A
Fiscal 2018	$150,000	N/A	(6)	—	N/A
Fiscal 2019	$161,000	N/A	(6)	—	N/A
Fiscal 2020	$176,500	N/A	(6)	—	N/A
Fiscal 2021	$250,000	N/A	(6)	—	N/A
Fiscal 2022	$313,600	N/A	(6)	—	N/A
Fiscal 2023	$325,000	N/A	(6)	—	N/A
Fiscal 2024	$325,000	N/A	(6)	—	N/A
Original Credit Facility(7)
Fiscal 2012	$38,000	$3,090		—	N/A
Fiscal 2013	$110,000	$2,470		—	N/A
Fiscal 2014	$106,500	$2,320	(6)	—	N/A
Fiscal 2015	$109,500	$2,220	(6)	—	N/A
Fiscal 2016	$116,000	$2,210	(6)	—	N/A
Credit Facility
Fiscal 2017	$40,750	$3,460	(6)	—	N/A
Fiscal 2018	$99,550	$2,520	(6)	—	N/A
Fiscal 2019	$161,550	$2,286	(6)	—	N/A
Fiscal 2020	$174,000	$2,230	(6)	—	N/A
Fiscal 2021	$177,340	$2,030	(6)	—	N/A
Fiscal 2022	$199,200	$1,920	(6)	—	N/A
Fiscal 2023	$160,086	$2,230	(6)	—	N/A
Fiscal 2024	$175,386	$2,340	(6)	—	N/A
Notes Payable
Fiscal 2021	$100,000	$2,030	(6)	—	N/A
Fiscal 2022	$100,000	$1,920	(6)	—	N/A
Fiscal 2023	$100,000	$2,230	(6)	—	N/A
Fiscal 2024	$100,000	$2,340	(6)	—	N/A
2022 Notes
Fiscal 2017	$48,875	$3,460	(6)	—	$25.34
Fiscal 2018	$48,875	$2,520	(6)	—	$25.18
Fiscal 2019	$48,875	$2,286	(6)	—	$24.43
Fiscal 2020	$48,875	$2,230	(6)	—	$23.64
6.50% Notes due 2019(8)
Fiscal 2014	$25,000	$2,320	(6)	—	$25.41
Fiscal 2015	$25,000	$2,220	(6)	—	$25.27
Fiscal 2016	$25,000	$2,210	(6)	—	$25.11
Short-Term Loan(5)
Fiscal 2012	$45,000	$3,090		—	N/A
Fiscal 2013	$9,000	$2,470		—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Average market value per unit for the 2022 Notes and the 6.50% Notes due 2019 represents the average of the daily closing prices as reported on the New York Stock Exchange during the period presented. Average market value per unit for the Company’s SBA-guaranteed Debentures, the Original Credit Facility (as defined below), the Credit Facility, and the Notes Payable are not applicable because these securities are not registered for public trading.
(5)	Refers to short-term loans that the Company obtained from Raymond James & Associates, Inc. and repaid in full on January 2, 2013 and January 2, 2014, respectively.
(6)	The Company has excluded its SBA-guaranteed debentures from the asset coverage calculation every year since exemptive relief was granted by the SEC in August 2014 that permits it to exclude such SBA-guaranteed debentures from the definition of senior securities in the 150% asset coverage ratio it is required to maintain under the 1940 Act.
(7)	On November 13, 2012, the Company entered into a senior secured revolving credit agreement, by and among the Company, as the borrower, SunTrust Bank, as the administrative agent, various lenders that are parties thereto from time to time (the “Original Credit Facility”). The Company terminated the Original Credit Facility on October 11, 2017.
(8)	On September 20, 2017, the Company redeemed all of the issued and outstanding 6.50% Notes due 2019.
(9)	On February 12, 2021, the Company redeemed all of the issued and outstanding 2022 Notes.

NOTE 14 — REPORTABLE SEGMENTS

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, - Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted FASB Accounting Standards Update 2023-07 as of December 31, 2024 and has applied ASU 2023-07 retrospectively for the years ended December 31, 2023 and 2022. The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the consolidated statement of operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of Investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

NOTE 15 — SUBSEQUENT EVENTS

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2024:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
New Investment	January 10, 2025	Pacific Shoring Products, LLC	Manufacturer of trench shoring and safety equipment sold to equipment rental companies	$8,500,000	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$498,491	Equity
New Investment	January 15, 2025	Environmental Remedies, LLC	Residential asbestos abatement provider	$7,330,762	Senior Secured – First Lien
				$2,681,986	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$163,109	Equity
New Investment	January 16, 2025	Plus Delta Partners, Inc.	Provider of fundraising training and tools for higher education institutions and other nonprofits	$7,400,000	Senior Secured – First Lien
				$3,753,955	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$325,764	Equity
New Investment	January 24, 2025	Strategus, LLC	Provider of connected TV advertising services	$7,801,439	Senior Secured – First Lien
				$2,524,737	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$170,362	Equity
Add-On Investment	February 10, 2025	Florachem Corporation*	Distiller and supplier of natural citrus, pine, and specialty inputs	$877,716	Senior Secured – First Lien
New Investment	February 28, 2025	Identity Theft Guard Solutions, Inc.	Cyber breach response and monitoring services	$8,722,887	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$352,915	Equity
New Investment	February 28, 2025	MoboTrex, LLC	Distributor and manufacturer of intelligent traffic solution equipment	$5,137,070	Senior Secured – First Lien
				$109,312	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
*	Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of March 4, 2025 was $230,828,500.

SBA-guaranteed debentures

On February 14, 2025, the SBIC I subsidiary prepaid all principal and accrued interest related to SBA-guaranteed debentures maturing on March 1, 2025. The outstanding balance of SBA-guaranteed debentures as of March 4, 2025 was $308,750,000.

Distributions Declared

On January 9, 2025, the Company’s Board declared a regular monthly distribution for each of January, February and March 2025 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
1/9/2025	1/31/2025	1/31/2025	2/14/2025	$0.1333
1/9/2025	2/28/2025	2/28/2025	3/14/2025	$0.1333
1/9/2025	3/31/2025	3/31/2025	4/15/2025	$0.1333

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the calendar year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as percentage of offering price)	—	(1)
Offering expenses born by us (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	—	(4)
Annual expenses (as a percentage of net assets attributable to common stock)(5):
Base management fee	4.36	% (6)
Incentive fees payable under Investment Advisory Agreement	2.63	% (7)
Interest expense on borrowed funds	8.29	% (8)
Other expenses	1.99	% (9)
Total annual expenses	17.27	% (10)
(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of any of our securities, a corresponding prospectus will disclose the estimated offering expenses because they will be ultimately borne by the Company (and indirectly by our stockholders).
(3)	The expenses of administering our DRIP are included in other expenses.
(4)	Total stockholder transaction expenses may include a sales load and will be disclosed in a future prospectus supplement, if any.
(5)	Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2024 and the prior year end.
(6)	Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2024. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 4.36% reflected in the table is calculated on our net assets (rather than our total assets). See “Item 1. Business — Management and Other Agreements — Investment Advisory Agreement.”
(7)	This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) for the year ended December 31, 2024. The incentive fee consists of two parts, please See “Item 1. Business — Management and Other Agreements — Investment Advisory Agreement — Incentive Fee” for additional information on the ordinary income and capital gains components of our incentive fee.
(8)	As of March 4, 2025, we had outstanding SBA-guaranteed debentures of $308.8 million; we had $230.5 million of outstanding balance under our Credit Facility, which has a total commitment of $315.0 million.
(9)	Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See “Item 1. Business — Management and Other Agreements — Administration Agreement.” Other expenses exclude interest payments on borrowed funds, and if we issue debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2024.

(10)	“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses” would be 6.51% of average consolidated total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$175	$438	$640	$965
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$175	$438	$640	$965

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

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2024, none of the our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file with the SEC a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by

Part III has been omitted under General Instruction G(3) to the Annual Report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.stelluscapital.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

We have adopted an insider trading policy that applies to our directors and officers. This insider trading policy can be found as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Houston, Texas, PCAOB ID Number 34 and Grant Thornton LLP, Dallas, Texas, PCAOB ID Number 248)	95
Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	98
Statements of Operations for the years ended December 31, 2024, 2023, and 2022	99
Statements of Changes in Net Assets for the years ended December 31, 2024, 2023, and 2022	100
Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	101
Schedule of Investments as of December 31, 2024 and December 31, 2023	102
Notes to Financial Statements	131

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938), filed January 29, 2014).
4.3

Third Supplemental Indenture between the Registrant and U.S. Bank National Association, date January 14, 2021 (Incorporated by reference Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No 814-00971), filed on January 14, 2021).

4.4	Form of Global Note with respect to the 4.875% Notes due 2026 (Incorporated by reference to Exhibit 4.5).
4.5	Description of Securities (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K (File No. 814-00971), filed on March 1, 2022).
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

10.12

Increase Agreement, dated December 27, 2019, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 814-00971), filed on March 3, 2020).

10.13

Third Amendment to Senior Secured Revolving Credit Agreement and Commitment Increase, dated May 15, 2020, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on May 18, 2020).

10.14

Amended and Restated Senior Secured Revolving Credit Agreement, dated September 18, 2020, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on September 21, 2020).

10.15

First Amendment and Commitment Increase to Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2021, between the Registrant, as a borrower, the lenders party thereto and ZB, N.A. dba Amegy Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on December 22, 2021).

10.16

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

10.17

Amended and Restated Equity Distribution Agreement, dated August 29, 2022 between Registrant and sales agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on August 29, 2022).

10.18

Custody Agreement, dated November 2, 2022, by and among Stellus Capital SBIC LP and Frost Bank, as custodian. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00971), filed on November 3, 2022).

10.19

Equity Distribution Agreement, dated August 11, 2023, by and among Stellus Capital Investment Corporation and Stellus Capital Management, LLC, on the one hand, and Keefe, Bruyette & Woods, Inc. and Raymond James & Associates, Inc. on the other hand (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00971), filed on August 14, 2023).

10.20

Increase Agreement, dated October 30, 2024, between the Company, as a borrower, Zions Bancorporation, N.A. dba Amegy Bank, as the administrative agent, and the lenders that are party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 1, 2024).

14.1	Code of Ethics (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
19.1*	Insider Trading Policy
21.1

Subsidiaries of the Registrant and jurisdiction of incorporation/organizations:

Stellus Capital SBIC, LP — Delaware

Stellus Capital SBIC GP, LLC — Delaware

Stellus Capital SBIC II, LP — Delaware

Stellus Capital SBIC III, LP — Delaware

SCIC-SKP Blocker 1, Inc. — Delaware

SCIC-ERC Blocker 1, Inc. — Delaware

SCIC-Consolidated Blocker, Inc. — Delaware

SCIC-CC Blocker 1, Inc. — Delaware

SCIC-APE Blocker 1, Inc. — Delaware

SCIC-Hollander Blocker 1, Inc. — Delaware

SCIC-Invincible Blocker 1, Inc. — Delaware

SCIC-Venbrook Blocker, Inc. — Delaware

23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Dodd-Frank Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00971), filed on March 4, 2024).
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLUS CAPITAL INVESTMENT CORPORATION

Date: March 4, 2025	/s/ Robert T. Ladd
Robert T. Ladd
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 4, 2025	/s/ Robert T. Ladd
Robert T. Ladd
Chief Executive Officer, President and Chairman of the Board of Directors

Date: March 4, 2025	/s/ W. Todd Huskinson
W. Todd Huskinson
Chief Financial Officer, Chief Compliance Officer and Secretary
(Principal Accounting and Financial Officer)

Date: March 4, 2025	/s/ Dean D’Angelo
Dean D’Angelo
Director

Date: March 4, 2025	/s/ J. Tim Arnoult
J. Tim Arnoult
Director

Date: March 4, 2025	/s/ Bruce R. Bilger
Bruce R. Bilger
Director

Date: March 4, 2025	/s/ William C. Repko
William C. Repko
Director