Form 10-Q
period 2025-03-31
Stellus Capital Investment Corp
filed 2025-05-12
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 12, 2025 was 28,416,148.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025
	(unaudited)	December 31, 2024
ASSETS
Controlled investments at fair value (amortized cost of $17,934,808 for both periods)	$7,707,712	$7,652,436
Non-controlled, non-affiliated investments, at fair value (amortized cost of $979,896,856 and $943,853,898, respectively)	983,396,065	945,845,252
Cash and cash equivalents	10,888,821	20,058,594
Receivable for sales and repayments of investments	446,586	335,689
Interest receivable	6,229,272	4,947,765
Income tax receivable	2,383,725	1,301,965
Other receivables	108,750	87,995
Related party receivable	—	3,687
Prepaid expenses	576,553	666,866
Total Assets	$1,011,737,484	$980,900,249
LIABILITIES
Notes Payable	$99,554,505	$99,444,355
Credit Facility payable	219,057,554	172,314,315
SBA-guaranteed debentures	305,190,923	321,251,939
Dividends payable	3,750,689	3,663,233
Management fees payable	4,054,726	4,034,109
Income incentive fees payable	1,651,506	3,109,560
Interest payable	1,492,428	5,281,343
Related party payable	1,290,893	—
Unearned revenue	620,803	548,626
Administrative services payable	380,523	393,513
Other accrued expenses and liabilities	1,926,752	937,316
Total Liabilities	$638,971,302	$610,978,309
Commitments and contingencies (Note 7)
Net Assets	$372,766,182	$369,921,940
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 28,137,203 and 27,481,118 issued and outstanding, respectively)	$28,137	$27,481
Paid-in capital	388,486,702	379,549,272
Total distributable loss	(15,748,657)	(9,654,813)
Net Assets	$372,766,182	$369,921,940
Total Liabilities and Net Assets	$1,011,737,484	$980,900,249
Net Asset Value Per Share	$13.25	$13.46

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
INVESTMENT INCOME
From controlled investments:
Interest income	$—	$81,636
From non-controlled, non-affiliated investments
Interest income	24,127,116	24,956,851
Other income	824,542	958,262
Total Investment Income	$24,951,658	$25,996,749
OPERATING EXPENSES
Management fees	$4,054,726	$3,852,233
Valuation fees	157,889	156,507
Administrative services expenses	449,298	490,901
Income incentive fees	2,136,491	2,509,110
Professional fees	418,031	339,627
Directors’ fees	111,250	108,250
Insurance expense	97,090	124,989
Interest expense and other fees	8,263,019	7,767,573
Income tax expense	499,547	370,719
Other general and administrative expenses	218,351	245,275
Total Operating Expenses	$16,405,692	$15,965,184
Income incentive fee waiver	(1,242,843)	(204,351)
Total Operating Expenses, net of fee waivers	$15,162,849	$15,760,833
Net Investment Income	$9,788,809	$10,235,916
Net realized loss on non-controlled, non-affiliated investment	$(5,967,221)	$(20,384,731)
Net realized loss on foreign currency translations	(29,655)	(25,106)
Net change in unrealized appreciation on controlled investments	55,276	536,570
Net change in unrealized appreciation on non-controlled, non-affiliated investments	1,138,017	22,982,020
Net change in unrealized appreciation (depreciation) on foreign currency translations	8,319	(3,602)
Provision for taxes on net unrealized appreciation on investments	—	(192,607)
Net Increase in Net Assets Resulting from Operations	$4,993,545	$13,148,460
Net Investment Income Per Share—basic and diluted	$0.35	$0.42
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.18	$0.54
Weighted Average Shares of Common Stock Outstanding—basic and diluted	27,602,612	24,125,642
Distributions Per Share—basic and diluted	$0.40	$0.40

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss)	Net Assets
Balances at December 31, 2023	24,125,642	$24,125	$335,918,984	$(16,003,321)	$319,939,788
Net investment income	—	—	—	10,235,916	10,235,916
Net realized loss on investments	—	—	—	(20,384,731)	(20,384,731)
Net realized loss on foreign currency translations	—	—	—	(25,106)	(25,106)
Net change in unrealized appreciation on investments	—	—	—	23,518,590	23,518,590
Net change in unrealized depreciation on foreign currency translations	—	—	—	(3,602)	(3,602)
Provision for taxes on unrealized appreciation on investments	—	—	—	(192,607)	(192,607)
Distributions from net investment income	—	—	—	(9,647,844)	(9,647,844)
Balances at March 31, 2024	24,125,642	$24,125	$335,918,984	$(12,502,705)	$323,440,404

Balances at December 31, 2024	27,481,118	$27,481	$379,549,272	$(9,654,813)	$369,921,940
Net investment income	—	—	—	9,788,809	9,788,809
Net realized loss on investments	—	—	—	(5,967,221)	(5,967,221)
Net realized loss on foreign currency translations	—	—	—	(29,655)	(29,655)
Net change in unrealized appreciation on investments	—	—	—	1,193,293	1,193,293
Net change in unrealized depreciation on foreign currency translations	—	—	—	8,319	8,319
Distributions from net investment income	—	—	—	(11,087,389)	(11,087,389)
Issuance of common stock, net of offering costs(1)	656,085	656	8,937,430	—	8,938,086
Balances at March 31, 2025	28,137,203	$28,137	$388,486,702	$(15,748,657)	$372,766,182

(1) See Note 4 to the consolidated financial statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$4,993,545	$13,148,460
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(55,415,263)	(28,516,430)
Proceeds from sales and repayments of investments	14,986,423	31,169,595
Net change in unrealized appreciation on investments	(1,193,293)	(23,518,590)
Net change in unrealized (appreciation) depreciation on foreign currency translations	(8,319)	3,602
Increase in investments due to PIK	(976,479)	(750,054)
Amortization of premium and accretion of discount, net	(715,755)	(702,543)
Deferred tax provision	—	192,607
Amortization of loan structure fees	315,618	264,707
Amortization of deferred financing costs	110,150	111,374
Amortization of loan fees on SBA-guaranteed debentures	188,984	314,055
Net realized loss on investments	5,967,221	20,384,731
Changes in other assets and liabilities
Increase in interest receivable	(1,281,507)	(1,602,062)
Increase in income tax receivable	(1,081,760)	(1,085,022)
Increase in other receivables	(20,755)	—
Decrease in related party receivables	3,687	—
Decrease in prepaid expenses	90,313	21,256
Increase (decrease) in management fees payable	20,617	(1,066,303)
Decrease in income incentive fees payable	(1,458,054)	(140,107)
(Decrease) increase in administrative services payable	(12,990)	22,897
Decrease in interest payable	(3,788,915)	(3,748,120)
Increase in related party payable	1,290,893	—
Increase in unearned revenue	72,177	14,589
Increase (decrease) in other accrued expenses and liabilities	989,436	(61,688)
Net Cash (Used) Provided in Operating Activities	$(36,924,026)	$4,456,954
Cash flows from Financing Activities
Proceeds from the issuance of common stock	$9,256,982	$—
Sales load for common stock issued	(138,908)	—
Offering costs paid for common stock issued	(179,988)	(5,209)
Stockholder distributions paid	(10,999,933)	(6,431,896)
Repayments of SBA-guaranteed debentures	(16,250,000)	—
Financing costs paid on Credit Facility	—	(49,969)
Borrowings under Credit Facility	67,700,000	50,000,000
Repayments of Credit Facility	(21,633,900)	(25,333,900)
Net Cash Provided by Financing Activities	$27,754,253	$18,179,026
Net (Decrease) Increase in Cash and Cash Equivalents	$(9,169,773)	$22,635,980
Cash and Cash Equivalents Balance at Beginning of Period	$20,058,594	$26,125,741
Cash and Cash Equivalents Balance at End of Period	$10,888,821	$48,761,721
Supplemental and Non-Cash Activities
Cash paid for interest expense	$11,437,182	$10,825,557
Income and excise tax paid	1,581,307	1,455,741
Increase in distributions payable	87,456	3,215,948
Increase in deferred offering costs	—	5,209
Exchange of investments	1,663,301	8,256,411

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK(8)	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments (23)
EH Real Estate Services, LLC										Skokie, IL
Term Loan A-1	(16)	First Lien		15.00%	-%	-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$1,882,226	1,882,226	291,745	0.08%
Term Loan A-2	(16)	First Lien		15.00%	-%	-%	-%	4/3/2023	9/3/2026		650,943	650,943	100,896	0.03%
Term Loan A-3	(16)	First Lien		15.00%	-%	-%	-%	6/7/2023	9/3/2026		230,678	230,678	35,755	0.01%
Term Loan A-4	(16)	First Lien		15.00%	-%	-%	-%	7/12/2023	9/3/2026		1,505,537	1,505,537	1,505,537	0.40%
Term Loan A-5	(16)	First Lien		15.00%	-%	-%	-%	1/8/2024	9/3/2026		5,710,182	5,710,182	5,710,182	1.53%
Revolver	(16)(22)	First Lien		15.00%	-%	-%	-%	10/3/2023	9/3/2026		63,597	63,597	63,597	0.02%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	-	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$17,934,808	$7,707,712	2.07%
Total Control investments												$17,934,808	$7,707,712	2.07%
Non-controlled, non-affiliated investments	(4)(5)
2X LLC										Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.30%		6/5/2023	6/5/2028	Services: Business	$5,417,705	5,321,643	5,390,616	1.45%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.30%		10/31/2023	6/5/2028		1,426,662	1,399,715	1,419,529	0.38%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.30%		12/2/2024	6/5/2028		3,842,049	3,788,954	3,822,839	1.03%
Revolver	(9)(11)	First Lien	3M SOFR+	5.00%	2.00%	9.30%		6/5/2023	6/5/2028		42,500	42,500	42,288	0.01%
2X Investors LP Class A Units		Equity						6/5/2023			58,949	176,915	1,280,170	0.34%
Total												$10,729,727	$11,955,442	3.21%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.56%		5/7/2021	5/7/2026	Services: Business	$15,003,676	14,944,374	15,003,677	4.02%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.56%		5/7/2021	5/7/2026		854,217	854,217	854,217	0.23%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	0	0.00%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	742,327	0.20%
Total												$16,578,003	$16,600,221	4.45%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	2.00%	10.32%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,875,000	9,718,428	9,776,250	2.62%
AdCellerant Holdings, LLC Serires A Units		Equity						12/12/2023			728,710	728,710	577,851	0.16%
Total												$10,447,138	$10,354,101	2.78%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(25)	First Lien		5.00%	-%	-%	-%	6/4/2021	12/31/2027	Aerospace & Defense	$12,851,659	12,778,192	9,895,777	2.65%
Priority Revolver (SBIC II)	(5)(9)(25)	First Lien		5.00%	-%	-%	-%	9/30/2024	12/31/2027		24,887	24,887	49,774	0.01%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class D Units		Equity						9/30/2024			432	-	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			48,216	165,027	-	0.00%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$13,736,035	$9,945,551	2.66%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,843,750	16,733,670	3,031,876	0.81%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	12/6/2024	11/30/2026		795,882	970,378	2,387,646	0.64%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	2/5/2025	11/30/2026		875,000	875,000	2,625,000	0.71
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	3/26/2025	11/30/2026		500,000	500,000	1,500,000	0.41
Term Loan A (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		2,607,637	565,204	469,375	0.14
Revolver (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		1,558,434	337,789	280,518	0.09
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,562	156,182	-	0.00%
Total												$20,666,618	$10,294,415	2.80%
AGT Robotique Inc.	(9)									Trois Rivieres, Canada
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.55%		6/24/2024	6/22/2029	Capital Equipment	$10,646,479	10,458,011	10,486,782	2.81%
Total												$10,458,011	$10,486,782	2.81%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.50%	10.55%		3/31/2023	3/31/2028	Capital Equipment	$8,110,164	7,974,299	8,110,164	2.18%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.55%		3/31/2023	3/31/2028		99,000	98,035	99,000	0.03%
AR-USA Holdings, LLC Class A Units		Equity						3/31/2023			141	135,778	219,793	0.06%
Total												$8,208,112	$8,428,957	2.27%
AMII Acquisition, LLC	(9)									Coral Gables, FL
Term Loan (SBIC II )	(5)(11)	First Lien	3M SOFR+	4.75%	1.50%	9.05%		12/4/2024	12/4/2029	Services: Consumer	$8,797,419	8,672,288	8,665,458	2.32%
AMII Holdings, LP Class B Units		Equity						12/3/2024			14,246	142,460	152,156	0.04%
Total												$8,814,748	$8,817,614	2.36%
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	9.62%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,323	94,638	0.03%
Term Loan	(11)	First Lien	6M SOFR+	5.75%	0.75%	10.33%		12/5/2023	7/1/2029		9,584,569	9,427,310	9,584,569	2.57%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	38,133	297,220	0.08%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	21,141	84,919	0.02%
Total												$9,579,907	$10,061,346	2.70%
Anne Lewis Strategies, LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	2.00%	10.30%		3/5/2021	5/9/2028	Services: Business	$9,038,404	8,996,650	9,038,404	2.42%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	2.00%	10.30%		4/15/2022	5/9/2028		2,820,612	2,804,691	2,820,612	0.76%
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021			1,000	390,053	3,374,747	0.91%
SG AL Investment, LLC Common-A Units		Equity						12/22/2023			239	492,905	985,826	0.26%
Total												$12,684,299	$16,219,589	4.35%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	12,651	0.00%
Total												$375,000	$12,651	0.00%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units	(6)	Equity						1/26/2016		Services: Business	254,250	-	2,352,178	0.63%
Stratose Aggregator Holdings, L.P. Common Units	(6)	Equity						6/30/2015			750,000	-	8,624,653	2.31%
Total												$-	$10,976,831	2.94%
ArborWorks, LLC										Oakhurst, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	-%	10.92%	11/6/2023	11/6/2028	Environmental Industries	$3,595,292	3,595,292	3,595,292	0.96%
Revolver	(9)	First Lien		15.00%		-%	15.00%	11/6/2023	11/6/2028		742,007	742,007	742,007	0.20%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	4,781,869	1.28%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$7,948,146	$9,119,168	2.44%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	2.00%	9.55%		3/22/2022	3/22/2028	Capital Equipment	$9,381,250	9,277,166	9,381,250	2.52%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	2.00%	9.55%		4/17/2023	3/22/2028		1,869,940	1,844,637	1,869,940	0.50%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.25%	2.00%	9.55%		3/22/2022	3/22/2028		98,750	98,160	98,750	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	1,804,491	0.48%
Total												$11,663,599	$13,154,431	3.53%
Baker Manufacturing Company, LLC										Evansville, IN
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022		Capital Equipment	743,770	743,770	994,182	0.27%
Total												$743,770	$994,182	0.27%
Bart & Associates, LLC	(9)									McLean, VA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.00%	1.00%	9.30%		8/16/2024	8/16/2030	High Tech Industries	$8,898,009	8,753,435	8,853,519	2.38%
Revolver	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.30%		8/16/2024	8/16/2030		209,335	209,335	208,288	0.06%
B&A Partners Holding, LLC Series A Preferred Units		Equity						8/16/2024			418,671	418,671	436,897	0.12%
Total												$9,381,441	$9,498,704	2.56%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,366,995	0.37%
Total												$983,608	$1,366,995	0.37%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	11.54%		8/28/2019	8/28/2026	Beverage & Food	$15,328,571	15,328,571	15,328,571	4.12%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	1,927,649	0.52%
Total												$16,244,586	$17,256,220	4.64%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.70%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$9,891,250	9,824,901	9,891,250	2.65%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.70%		12/3/2024	9/3/2026		2,244,375	2,216,349	2,244,375	0.60%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	783,881	0.21%
Total												$12,291,250	$12,919,506	3.46%
Carolinas Buyer, Inc.	(9)									Charlotte, NC
Term Loan	(4)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		12/20/2024	12/20/2030	Beverage & Food	$6,796,831	6,681,555	6,694,879	1.80%
Carolinas Holdings, L.P. Class A Units		Equity						12/20/2024			466	465,637	434,981	0.12%
Total												$7,147,192	$7,129,860	1.92%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.30%		2/19/2021	12/31/2027	Services: Business	$8,417,994	8,381,912	8,375,904	2.25%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.30%		12/20/2024	12/31/2027		3,192,000	3,165,807	3,176,040	0.85%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	132,919	249,497	0.07%
Total												$11,680,638	$11,801,441	3.17%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.32%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,526,683	4,443,275	4,526,683	1.21%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	74,030	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity						3/15/2023			341,091	333,925	401,057	0.11%
Total												$4,840,161	$5,001,770	1.34%
CF Arch Holdings LLC										Houston, TX
Class A Units	(6)	Equity						8/10/2022		Services: Business	100,000	88,511	156,304	0.04%
Total												$88,511	$156,304	0.04%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.51%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,325,602	13,236,216	13,192,346	3.55%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.49%		9/1/2021	9/1/2026		2,877,566	2,867,536	2,848,790	0.76%
Revolver	(11)	First Lien	1M SOFR+	6.00%	1.00%	10.34%		9/1/2021	9/1/2026		9,000	9,000	8,910	0.00%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	153,219	0.04%
Total												$16,333,682	$16,203,265	4.35%
Channel Partners Intermediateco, LLC										Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	11.55%		2/24/2022	2/7/2027	Retail	$13,084,185	13,027,991	13,018,764	3.50%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	11.55%		3/27/2023	2/7/2027		1,668,382	1,659,289	1,660,040	0.45%
Revolver	(11)	First Lien	3M SOFR+	7.00%	2.00%	11.54%		2/24/2022	2/7/2027		100,000	100,000	99,500	0.03%
Total												$14,787,280	$14,778,304	3.98%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.95%		12/21/2020	12/21/2025	Services: Consumer	$6,561,535	6,538,372	6,561,535	1.76%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	-	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	184,786	0.05%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	-	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	111,409	0.03%
Total												$7,171,520	$6,857,730	1.84%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		8/2/2023	8/2/2028	Environmental Industries	$9,451,174	9,276,577	9,167,639	2.46%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		8/2/2023	8/2/2028		1,037,841	1,025,512	1,006,706	0.27%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		8/2/2023	8/2/2028		80,167	80,167	77,762	0.02%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			3,124	300,041	203,452	0.05%
Total												$10,682,297	$10,455,559	2.80%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.95%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,875,000	4,816,160	4,850,625	1.30%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.95%		11/22/2022	11/22/2027		28,333	28,333	28,191	0.01%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	230,124	0.06%
Total												$5,130,207	$5,108,940	1.37%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.50%	10.05%		6/30/2023	6/30/2028	High Tech Industries	$9,957,669	9,814,897	9,957,669	2.67%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	991,400	0.27%
Total												$10,441,587	$10,949,069	2.94%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.70%	0.25%	7/29/2022	7/29/2027	Services: Business	$12,738,466	12,604,700	12,483,697	3.35%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.70%	0.25%	7/29/2022	7/29/2027		86,245	86,245	84,520	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	597,216	0.16%
Total												$13,430,944	$13,165,433	3.53%
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
EHI Buyer, Inc.										Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units		Equity						7/31/2023		Environmental Industries	618	430,653	1,120,686	0.30%
Total												$430,653	$1,120,686	0.30%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.32%	1/31/2020	12/31/2025	Aerospace & Defense	$8,827,723	8,827,723	8,562,891	2.30%
Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	12/31/2026		68,293	68,293	-	0.00%
Revolver A	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.32%	1/31/2020	12/31/2025		1,458,531	1,458,531	1,414,775	0.38%
Revolver B	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.32%	3/1/2023	12/31/2025		686,822	686,822	666,217	0.18%
Revolver C (Priority)	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.32%	3/7/2025	12/31/2025		937,784	937,784	937,784	0.25%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			1,048,896	901,489	-	0.00%
Total												$12,880,642	$11,581,667	3.11%
Environmental Remedies, LLC	(9)									Hayward, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		1/15/2025	1/15/2030	Services: Business	$7,330,762	7,189,747	7,189,747	1.93%
ERI Parent Holdings, LLC Class A Units		Equity						1/15/2025			163,109	163,109	163,109	0.04%
Total												$7,352,856	$7,352,856	1.97%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	-	0.00%
Class B Common Units		Equity						12/30/2014			3,017	-	1,017,174	0.27%
Total												$-	$1,017,174	0.27%
Equine Network, LLC										Boulder, CO
Term A Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.50%	1.00%	10.94%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$7,002,425	6,872,021	7,002,425	1.88%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.94%		5/22/2023	5/22/2028		166,667	166,667	166,667	0.04%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.94%		5/22/2023	5/22/2028		98,902	98,902	98,902	0.03%
Total												$7,137,590	$7,267,994	1.95%
Eskola LLC										Morristown, TN
Last Out Term Loan	(10)(12)	First Lien	3M SOFR+	5.00%	1.50%	9.91%		12/19/2024	12/19/2029	Construction & Building	$7,539,452	7,412,612	7,350,966	1.97%
Last Out Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.00%	1.50%	9.91%		12/19/2024	12/19/2029		2,791,787	2,771,664	2,721,992	0.73%
Eskola Holdings, LLC Class A Units	(6)	Equity						12/19/2024			314	893,747	857,622	0.23%
Total												$11,078,023	$10,930,580	2.93%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.81%		12/7/2023	12/7/2028	Services: Business	$9,875,000	9,717,362	9,825,625	2.64%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			473,485	473,485	498,613	0.13%
Total												$10,190,847	$10,324,238	2.77%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
hV GS Acquisition, LP Class A Interests										Anaheim, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.20%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,346,263	12,149,142	12,284,532	3.30%
Revolver	(9)	First Lien	1M SOFR+	6.75%	1.50%	11.17%		1/23/2023	1/24/2028		$52,000	52,000	51,740	0.01%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,043,068	0.28%
Total												$13,074,475	$13,379,340	3.59%
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.20%	1.00%	2/8/2019	7/31/2025	Services: Business	$16,311,416	16,311,416	15,414,289	4.15%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.20%	1.00%	7/15/2022	7/31/2025		991,925	991,925	937,369	0.25%
Term Loan		Unsecured					15.00%	4/22/2024	6/30/2026		100,211	100,211	89,689	0.02%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,338,661	1,124,414	259,460	0.07%
Total												$18,527,966	$16,700,807	4.49%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.67%		3/16/2022	3/16/2027	Services: Business	$8,699,328	8,641,532	8,655,831	2.33%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	376,573	0.10%
Total												$9,019,067	$9,032,404	2.43%
FairWave Holdings, LLC	(9)									Kansas City, MO
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.50%	10.80%		4/1/2024	4/1/2029	Beverage & Food	$7,539,112	7,395,017	7,426,025	1.99%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.50%	10.80%		4/1/2024	4/1/2029		2,661,121	2,632,559	2,621,204	0.70%
GRC Java Holdings, LLC Class A Units		Equity						4/1/2024			2,856	285,572	475,310	0.13%
Total												$10,313,148	$10,522,539	2.82%
FiscalNote Boards LLC	(7)(9)									Toronto, Canada
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.82%		3/11/2024	3/12/2029	Services: Business	$4,122,462	4,053,698	4,040,013	1.08%
FCP-Connect Holdings LLC Class A Common Shares		Equity						5/28/2024			284	-	-	0.00%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity						5/28/2024			284	190,382	183,461	0.05%
Total												$4,244,080	$4,223,474	1.13%
Florachem Corporation	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		4/29/2022	4/29/2028	Chemicals, Plastics, & Rubber	$9,725,000	9,612,989	9,725,000	2.61%
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		2/10/2025	4/29/2028		877,716	860,910	877,716	0.24%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		4/29/2022	4/29/2028		89,333	89,333	89,333	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		4/29/2022	4/29/2028		53,078	53,078	53,078	0.01%
SK FC Holdings, L.P. Class A Units		Equity						4/29/2022			362	362,434	514,107	0.14%
Total												$10,978,744	$11,259,234	3.02%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	13.40%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,487,138	4,410,000	1.18%
Total												$4,487,138	$4,410,000	1.18%
Green Intermediateco II, Inc.										Irvine, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.30%		8/8/2023	8/8/2028	High Tech Industries	$11,002,698	10,799,081	10,892,671	2.92%
Term Loan	(11)	First Lien	1M SOFR+	6.00%	2.00%	10.32%		11/6/2024	8/8/2028		1,293,500	1,269,933	1,280,565	0.34%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.30%		8/8/2023	8/8/2028		403,026	399,166	398,996	0.11%
Green Topco Holdings, LLC Class A Units	(6)	Equity						8/8/2023			271,401	202,628	346,391	0.09%
Total												$12,670,808	$12,918,623	3.46%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		10/18/2019	2/28/2026	Beverage & Food	$12,220,404	12,213,424	12,220,404	3.28%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.94%		10/18/2019	2/28/2026		1,617,424	1,617,424	1,617,424	0.43%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	563,209	4,898,343	1.31%
Total												$14,394,057	$18,736,171	5.02%
Guidant Corp.	(9)									Erie, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		3/11/2024	3/12/2029	Energy: Oil & Gas	$9,928,927	9,637,930	9,928,927	2.66%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			515,578	515,578	630,533	0.17%
Total												$10,153,508	$10,559,460	2.83%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Heartland Business Systems, LLC										Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.70%		8/26/2022	8/26/2027	Services: Business	$9,750,000	9,643,878	9,750,000	2.62%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.70%		8/26/2022	8/26/2027		49,000	48,700	49,000	0.01%
AMCO HBS Holdings, LP Class A Units		Equity						8/26/2022			2,861	219,823	486,977	0.13%
Total												$9,912,401	$10,285,977	2.76%
Husk AcquireCo Inc.										Vaughan, Canada
Term Loan	(11)	First Lien	6M SOFR+	5.75%	1.50%	10.16%		11/14/2024	11/15/2029	Beverage & Food	$5,303,932	5,229,418	5,250,893	1.41%
SK Spectra Holdings LP Class A Units		Equity						11/15/2024			298	297,765	311,681	0.08%
Total												$5,527,183	$5,562,574	1.49%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan		First Lien		12.00%	-%	8.00%	4.00%	12/17/2021	12/17/2026	Services: Business	$13,506,562	13,403,567	13,236,431	3.55%
Revolver		First Lien		12.00%	-%	8.00%	4.00%	12/17/2021	12/17/2026		98,974	98,974	96,995	0.03%
Delayed Draw Term Loan		First Lien		12.00%	-%	8.00%	4.00%	12/17/2021	12/17/2026		328,109	326,663	321,547	0.09%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	135,186	0.04%
Total												$15,460,795	$13,790,159	3.71%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	3,423,789	0.92%
Total												$-	$3,423,789	0.92%
Identity Theft Guard Solutions, Inc.	(9)									Portland, OR
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.50%	9.81%		2/28/2025	2/28/2030	Services: Business	$8,722,887	8,550,663	8,550,663	2.29%
IDX Parent, LLC Class A-2 Units		Equity						2/28/2025			352,915	352,915	352,915	0.09%
Total												$8,903,578	$8,903,578	2.38%
Impact Home Services LLC	(9)									Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		4/28/2023	4/28/2028	Services: Consumer	$5,833,003	5,732,923	5,599,683	1.50%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		10/11/2023	4/28/2028		531,622	521,871	510,357	0.14%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		6/30/2023	4/28/2028		265,137	260,466	254,532	0.07%
Revolver	(11)(17)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		4/28/2023	4/28/2028		82,500	82,500	79,200	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			375	375,156	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity						1/31/2024			38	37,962	20,934	0.01%
Total												$7,010,878	$6,464,706	1.74%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.80%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$7,168,033	7,114,933	7,168,033	1.92%
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.80%		6/6/2024	11/1/2026		2,440,641	2,415,089	2,440,641	0.65%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.80%		11/1/2021	11/1/2026		1,459,013	1,451,187	1,459,013	0.39%
Tower Arch Infolinks Media, LP LP Interests	(15)	Equity						10/28/2021			456,577	209,942	844,195	0.23%
Total												$11,191,151	$11,911,882	3.19%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.95%		7/30/2021	7/30/2026	High Tech Industries	$8,373,089	8,322,466	8,331,224	2.23%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.95%		3/31/2022	7/30/2026		6,312,355	6,269,082	6,280,793	1.68%
Credit Connection Holdings, LLC Series A Units	(6)	Equity						7/30/2021			804,384	682,150	1,192,404	0.32%
Total												$15,273,698	$15,804,421	4.23%
Inoapps Bidco, LLC	(9)									Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	10.35%		2/15/2022	2/15/2027	High Tech Industries	£9,725,000	$13,074,709	$12,446,755	3.34%
Revolver	(11)	First Lien	1M SOFR+	5.75%	1.00%	10.19%		2/15/2022	2/15/2027		82,000	82,000	81,590	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.30%		2/15/2022	2/15/2027		81,250	80,870	80,844	0.02%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	1,028,173	0.28%
Total												$14,021,335	$13,637,362	3.66%
iNovex Information Systems Incorporated	(9)									Columbia, MD
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.55%		12/17/2024	12/17/2030	Services: Business	$7,503,378	7,394,301	7,353,310	1.97%
Revolver	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.57%		12/17/2024	12/17/2030		42,000	42,000	41,160	0.01%
Total												$7,436,301	$7,394,470	1.98%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Invincible Boat Company LLC										Opa Locka, FL
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.50%	11.97%		8/28/2019	12/31/2026	Consumer Goods: Durable	$5,304,170	5,295,053	4,959,399	1.33%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	11.97%		8/28/2019	12/31/2026		4,896,157	4,887,650	4,577,907	1.23%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	11.97%		6/1/2021	12/31/2026		1,089,128	1,086,627	1,018,335	0.27%
Revolver	(11)	First Lien	1M SOFR+	7.50%	1.50%	11.97%		8/28/2019	12/31/2026		1,063,830	1,063,830	994,681	0.27%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	202,169	0.05%
Total												$13,632,851	$11,752,491	3.15%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(4)(19)	First Lien		12.00%	-%	-%	-%	12/22/2017	5/3/2026	Consumer Goods: Non-Durable	$13,597,208	13,597,208	2,855,414	0.77%
Priority Revolver (SBIC)	(4)(9)(19)	First Lien		5.00%	-%	-%	-%	5/3/2024	5/3/2026		1,125,000	1,125,000	2,250,000	0.60%
J.R. Watkins Holdings, Inc. Class A Preferred Stock		Equity						12/22/2017			1,133	1,132,576	-	0.00%
Total												$15,854,784	$5,105,414	1.37%
Ledge Lounger, Inc.										Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	10.95%	1.00%	11/9/2021	11/9/2027	Consumer Goods: Durable	$7,439,279	7,384,292	6,918,529	1.86%
Revolver	(11)	First Lien	3M SOFR+	7.50%	1.00%	10.95%	1.00%	11/9/2021	11/9/2027		83,654	83,654	77,798	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	-	0.00%
SP L2 Holdings LLC Class C Units (SBIC)	(4)	Equity						10/9/2024			140,834	34,504	-	0.00%
Total												$7,877,450	$6,996,327	1.88%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	11.03%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$12,424,809	12,301,411	12,362,685	3.32%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	273,026	0.07%
Total												$12,692,685	$12,635,711	3.39%
Luxium Solutions, LLC										Deerfield Beach, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		5/10/2024	12/1/2027	High Tech Industries	$8,231,527	8,134,020	8,190,369	2.20%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		5/10/2024	12/1/2027		1,191,248	1,183,931	1,185,292	0.32%
Total												$9,317,951	$9,375,661	2.52%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.95%		9/2/2022	9/2/2027	Consumer Goods: Durable	$88,553	87,820	87,667	0.02%
Revolver	(11)	First Lien	PRIME+	4.50%	1.00%	12.00%		9/2/2022	9/2/2027	Consumer Goods: Durable	$20,000	20,000	19,800	0.01%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	159,642	0.04%
Total												$207,820	$267,109	0.07%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	1M SOFR+	7.00%	1.00%	11.32%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$3,591,331	3,524,763	3,447,678	0.92%
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.00%		11.84%	12/30/2022	12/30/2028		897,833	881,191	861,920	0.23%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			394,767	394,767	188,208	0.05%
Total												$4,800,721	$4,497,806	1.21%
MBH Management LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.25%	1.50%	9.57%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$9,453,051	9,276,032	9,263,990	2.49%
MBH Parent, LLC Common Units		Equity						11/15/2024			646,944	646,944	693,898	0.19%
Total												$9,922,976	$9,957,888	2.68%
MedLearning Group, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,296,048	4,229,103	4,231,607	1.14%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		3/26/2024	12/30/2027		2,518,053	2,478,814	2,480,282	0.67%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		3/26/2024	12/30/2027		2,056,122	2,024,167	2,025,280	0.54%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		3/26/2024	12/30/2027		487,815	483,273	480,498	0.13%
Total												$9,215,357	$9,217,667	2.48%
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	10.05%		12/21/2023	12/21/2028	Capital Equipment	$4,937,500	4,858,354	4,888,125	1.31%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	2.00%	10.05%		12/21/2023	12/21/2028		3,866,778	3,832,851	3,828,110	1.03%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	502,469	0.13%
Total												$9,200,420	$9,218,704	2.47%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	10.17%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$7,575,773	7,533,118	7,575,773	2.03%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	10.17%		11/20/2024	4/3/2028		4,243,756	4,224,286	4,243,756	1.14%
Total												$11,757,404	$11,819,529	3.17%
Mobotrex Acquisition, LLC	(9)									Davenport, IA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.31%		2/28/2025	6/7/2030	Wholesale	$5,137,070	5,060,939	5,060,939	1.36%
Total												$5,060,939	$5,060,939	1.36%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.48%	2.00%	10.78%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$15,849,167	15,763,928	15,769,922	4.24%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	918,735	0.25%
Total												$16,697,261	$16,688,657	4.49%
Monarch Behavioral Therapy, LLC	(9)									Addison, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.00%	1.00%	9.32%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$6,713,900	6,593,262	6,646,761	1.78%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.33%		6/6/2024	6/6/2030		397,495	397,495	393,520	0.11%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.32%		6/6/2024	6/6/2030		605,794	599,968	599,736	0.16%
BI Investors, LLC Class A Units		Equity						6/6/2024			4,286	424,738	430,788	0.12%
Total												$8,015,463	$8,070,805	2.17%
Monitorus Holding, LLC	(7)									London, UK
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.81%		5/24/2022	5/24/2027	Media: Diversified & Production	$106,248	105,762	105,186	0.03%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.81%		5/24/2022	5/24/2027		€106,498	115,781	114,623	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.81%		5/24/2022	5/24/2027		€106,248	106,985	105,915	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		7.80%	-%	-%	7.80%	3/1/2024	6/30/2025		€13,223	14,357	14,160	0.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	8.00%	9/30/2024	12/21/2025		€11,629	13,002	12,453	0.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	8.00%	1/31/2025	3/31/2026		€8,977	9,454	9,613	0.00%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	10,875	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	10,875	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	10,875	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	10,875	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	10,875	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	10,875	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	10,875	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	10,875	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	10,875	0.00%
Sapphire Aggregator S.a r.l. Shares		Equity						3/31/2025			1,229,834	6,651	22,261	0.01%
Total												$472,396	$482,086	0.10%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Freemont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	10.57%		8/3/2023	8/3/2029	Construction & Building	$4,383,946	4,305,605	4,340,107	1.16%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	10.57%		8/3/2023	8/3/2029		1,701,307	1,685,364	1,684,294	0.45%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	279,018	0.07%
Total												$6,371,299	$6,303,419	1.68%
Naumann/Hobbs Material Handling Corporation II, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.05%		8/30/2019	8/30/2025	Services: Business	$8,077,833	8,072,241	7,875,887	2.11%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.05%		8/30/2019	8/30/2025		5,093,912	5,090,424	4,966,564	1.33%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.05%		8/30/2019	8/30/2025		1,763,033	1,763,033	1,718,957	0.46%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class B Units		Equity						12/27/2024			142	142,200	622,830	0.17%
Total												$15,508,656	$15,184,238	4.07%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.55%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,905,210	4,962,500	1.33%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.55%		10/12/2022	10/12/2027		100,000	99,263	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	350,757	0.09%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	21,616	0.01%
Total												$5,332,196	$5,434,873	1.46%
Norplex Micarta Acquisition, Inc.										Postville, IA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.54%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$12,967,500	12,725,031	12,708,150	3.41%
Revolver	(11)	First Lien	PRIME+	4.25%	1.50%	11.75%		10/31/2024	10/31/2029		$46,667	46,667	45,734	0.01%
Norplex Micarta Parent, LP Preferred Units		Equity						10/31/2024			739,804	739,804	715,187	0.19%
Total												$13,511,502	$13,469,071	3.61%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.50%	1.00%	12.90%		5/6/2019	5/6/2026	Services: Consumer	$7,615,000	7,597,000	7,538,850	2.02%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	720,955	0.19%
Total												$8,392,002	$8,259,805	2.21%
NuSource Financial Acquisition, Inc.										Eden Prairie, MN
Term Loan (SBIC II)	(5)	Unsecured		13.75%	-%	8.00%	5.75%	1/29/2021	1/31/2027	Services: Business	6,579,854	6,547,210	6,579,854	1.77%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	389,361	0.10%
Total												$6,547,210	$6,969,215	1.87%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	1.75%	11.30%		11/16/2022	11/16/2027	Services: Business	$12,351,615	12,202,124	12,351,615	3.31%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	1,036,035	0.28%
Total												$12,808,866	$13,387,650	3.59%
Pacific Shoring Holdings, LLC	(9)									Santa Rosa, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		1/10/2025	1/10/2030	Capital Equipment	$8,500,000	8,356,943	8,356,943	2.24%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		1/10/2025	1/10/2030		13,333	13,333	13,109	0.00%
PSP Ultimate Holding, LP Class A Units		Equity						1/10/2025			10,606	498,491	498,491	0.13%
Total												$8,868,767	$8,868,543	2.37%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	119,281	5,370,188	1.44%
Total												$119,281	$5,370,188	1.44%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.45%		7/1/2019	1/1/2026	Transportation & Logistics	$13,882,311	13,882,311	13,812,899	3.71%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	10.45%		7/1/2019	1/1/2026		1,820,631	1,820,631	1,811,528	0.49%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.45%		7/1/2019	1/1/2026		1,318,143	1,318,143	1,311,552	0.35%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	10.45%		7/1/2019	1/1/2026		960,000	960,000	955,200	0.26%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			471,211	9,995	350,617	0.09%
Total												$17,991,080	$18,241,796	4.90%
Pearl Media Holdings, LLC	(24)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$8,657,878	8,563,646	8,528,010	2.29%
Total												$8,563,646	$8,528,010	2.29%
Peltram Group Holdings LLC										Auburn, WA
Class A Units		Equity						12/30/2021		Construction & Building	508,516	492,499	530,415	0.14%
Total												$492,499	$530,415	0.14%
Plus Delta Buyer LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		1/16/2025	1/16/2031	Services: Business	$7,400,000	7,255,029	7,255,029	1.95%
Plus Delta Parent LLC Class A Units		Equity						1/16/2025			325,765	325,764	325,765	0.09%
Total												$7,580,793	$7,580,794	2.04%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.57%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$12,164,658	12,142,342	12,164,658	3.26%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,246,758	0.60%
Total												$12,142,342	$14,411,416	3.86%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	4.50%	1.50%	9.58%		1/31/2023	1/31/2029	Beverage & Food	$8,815,327	8,688,353	8,815,327	2.36%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	701,277	0.19%
Total												$9,398,953	$9,516,604	2.55%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.94%		5/1/2023	8/2/2027	High Tech Industries	$5,880,000	5,806,712	5,880,000	1.58%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.94%		5/1/2023	8/2/2027		85,543	85,543	85,543	0.02%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	213,242	0.06%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			81,251	78,390	78,390	0.02%
Total												$6,135,723	$6,257,175	1.68%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	5.75%	1.00%	10.41%		4/28/2021	9/28/2028	Construction & Building	$8,272,652	8,228,808	8,272,652	2.22%
Total												$8,228,808	$8,272,652	2.22%
Said Intermediate, LLC	(9)									Boston, MA
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.82%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$7,424,416	7,294,821	7,238,806	1.94%
FCP-Said Holdings, LLC Class A Common Shares		Equity						6/13/2024			804	-	-	0.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity						6/13/2024			852	350,649	233,020	0.06%
Total												$7,645,470	$7,471,826	2.00%
Sales Benchmark Index, LLC										Dallas, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.50%		1/7/2020	7/7/2026	Services: Business	$12,112,898	12,112,898	12,112,898	3.25%
Revolver	(9)(11)	First Lien	3M SOFR+	5.00%	2.00%	9.50%		1/7/2020	7/7/2026	Services: Business	$443,820	443,820	443,820	0.12%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	626,457	0.17%
Total												$13,222,448	$13,183,175	3.54%
Service Minds Company, LLC										Bradenton, FL
Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028	Services: Consumer	$5,324,759	5,270,585	2,875,370	0.77%
Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		83,115	83,115	44,882	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	7/2/2024	2/7/2028		20,223	20,223	40,446	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	9/13/2024	2/7/2028		20,000	20,000	40,000	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	11/12/2024	2/7/2028		45,000	45,000	90,000	0.02%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	1/3/2025	2/7/2028		10,000	10,000	20,000	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2025	2/7/2028		31,000	31,000	62,000	0.02%
Delayed Draw Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		98,473	97,897	53,175	0.01%
Total												$5,577,820	$3,225,873	0.86%
Simpler Trading, LLC	-9									Austin, TX
Term Loan (SBIC)	(4)	First Lien		10.00%	-%	-%		12/28/2021	3/21/2030	Education	$2,658,002	2,658,002	2,658,002	0.71%
Simpler Trading, LLC Preferred Units (SBIC)		Equity						3/21/2025			1,657	1,656,650	1,295,056	0.35%
Simpler Ultimate Holdings, LLC Class A Units (SBIC)		Equity						3/21/2025			281,936	281,936	-	0.00%
Total												$4,596,588	$3,953,058	1.06%
Strategus, LLC	(9)									Englewood, CO
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.55%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$7,801,439	7,667,714	7,667,714	2.06%
CIVIC Strategus Blocker, LLC Class A Units		Equity						1/27/2025			170	170,362	170,362	0.05%
Total												$7,838,076	$7,838,076	2.11%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	546,543	513,825	1,320,538	0.35%
Total												$513,825	$1,320,538	0.35%
Teckrez, LLC	(9)									Jacksonville, FL
Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.17%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$4,272,579	4,217,799	4,229,853	1.13%
Revolver	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.17%		5/24/2024	11/30/2028		1,297,999	1,297,999	1,285,019	0.34%
HH-Teckrez Parent, LP Preferred Units		Equity									90,139	90,139	119,219	0.03%
Total												$5,605,937	$5,634,091	1.50%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.90%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,344,369	10,153,464	10,344,369	2.78%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.90%		9/30/2024	8/7/2028		800,011	785,666	800,011	0.21%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			434,504	434,504	421,291	0.11%
Total												$11,373,634	$11,565,671	3.10%
Tiger 21, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.30%		12/30/2024	12/30/2030	Services: Consumer	$11,970,000	11,738,036	11,730,600	3.15%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity						12/30/2024			565	564,635	626,244	0.17%
Total												$12,302,671	$12,356,844	3.32%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.45%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$92,366	91,776	89,133	0.02%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.45%		4/1/2022	12/31/2026		13,043	13,043	12,586	0.00%
Total												$104,819	$101,719	0.02%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		3/2/2021	3/2/2026	High Tech Industries	$9,503,030	9,459,542	9,503,030	2.55%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		8/4/2023	3/2/2026		2,429,945	2,409,786	2,429,945	0.65%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		3/2/2021	3/2/2026		33,333	33,333	33,333	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		8/4/2023	3/2/2026		678,420	675,455	678,420	0.18%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			908,333	947,699	1,953,910	0.52%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	390,381	0.10%
Total												$13,786,069	$14,989,019	4.01%
TriplePoint Acquisition Holdings LLC	(9)									Columbus, OH
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.55%		5/31/2024	5/31/2029	Construction & Building	$5,316,317	5,223,815	5,316,317	1.43%
TriplePoint Holdco LLC Class A Units	(6)	Equity						5/31/2024			557,968	539,717	1,101,005	0.30%
Total												$5,763,532	$6,417,322	1.73%
Unicat Catalyst Holdings, LLC	(21)									Alvin, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.92%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$6,796,875	6,762,669	6,796,875	1.82%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	671,950	0.18%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			701	38,683	46,663	0.01%
Total												$7,551,352	$7,515,488	2.01%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.75%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$14,422,855	14,309,172	13,485,369	3.62%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,737,087	1,353,155	462,118	0.12%
Total												$15,662,327	$13,947,487	3.74%
USDTL AcquisitionCo, Inc.	(9)									Des Plaines, IL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$5,985,000	5,870,133	5,865,300	1.57%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		12/9/2024	12/9/2030		8,000	8,000	7,840	0.00%
USDTL Holdings, LLC Preferred Units		Equity						12/9/2024			110	110,000	120,523	0.03%
Total												$5,988,133	$5,993,663	1.60%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)	First Lien		12.75%		4.25%	8.50%	3/13/2020	3/13/2026	Services: Business	$14,878,862	14,828,295	14,283,708	3.83%
Term Loan B		First Lien		12.75%		4.25%	8.50%	3/13/2020	3/13/2026		169,292	168,717	162,520	0.04%
Revolver		First Lien		12.75%		4.25%	8.50%	3/13/2020	3/13/2026		2,628,434	2,628,434	2,523,297	0.68%
Delayed Draw Term Loan		First Lien		12.75%		4.25%	8.50%	3/13/2020	3/13/2026		5,073,487	5,063,467	4,870,548	1.31%
Venbrook Holdings, LLC Convertible Term Loan	(14)	Unsecured		10.00%	-%	-%	10.00%	3/31/2022	12/20/2028		111,701	111,701	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$23,619,876	$21,840,073	5.86%
WER Holdings, LLC	(9)									Sugar Hill, GA
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	5.50%	1.00%	9.95%		4/11/2024	4/11/2030	Services: Business	$2,683,883	2,636,718	2,630,205	0.71%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.79%		4/11/2024	4/11/2030		822,320	814,423	805,874	0.22%
Blade Landscape Investments, LLC Class A Units		Equity									1,803	180,300	190,939	0.05%
Total												$3,631,441	$3,627,018	0.98%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage & Food	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			280,939	182,610	-	0.00%
Total												$682,610	$-	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,320,000	12,248,926	12,320,000	3.31%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		6/25/2021	6/25/2026		115,000	115,000	115,000	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		6/25/2021	6/25/2026		2,170,699	2,163,896	2,170,699	0.58%
Pure TopCo, LLC Class A Units		Equity									442,133	1,053,478	1,490,221	0.40%
Total												$15,581,300	$16,095,920	4.32%
Total Non-control, non-affiliated investments												$979,896,856	$983,396,065	263.81%
Total Investments												$997,831,664	$991,103,777	265.88%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(618,337,595)	(165.88)%
NET ASSETS													$372,766,182	100.00%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

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

(4)
Investments held by the SBIC I subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $747,859 of cash and $237,838,625 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $6,594,054 of cash and $272,287,699 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(6) Security is income producing through dividends or distributions.
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.3% of the Company’s total assets as of March 31, 2025.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(8)
Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)
March 31, 2025, the Company had the following outstanding revolver and delayed draw term loan commitments:

(10)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$57,500	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	444,803	0.50%	May 7, 2026
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
ADS Group Opco, LLC	Revolver	44,231	0.00%	December 31, 2027
AGT Robotique Inc.	Revolver	1,526,600	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	500,000	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	100,000	0.50%	July 1, 2028
Anne Lewis Strategies, LLC	Revolver	50,000	0.50%	May 9, 2028
ArborWorks, LLC	Revolver	1,287,652	0.00%	November 6, 2028
Axis Portable Air LLC	Revolver	100,000	0.50%	March 22, 2028
Bart & Associates, LLC	Revolver	837,342	0.50%	August 16, 2030
Bart & Associates, LLC	Delayed Draw Term Loan	1,733,387	1.00%	August 16, 2030
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
Carolinas Buyer, Inc.	Delayed Draw Term Loan	2,216,358	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	100,000	0.50%	December 20, 2030
CEATI International Inc.	Revolver	100,000	0.50%	December 31, 2027
Cerebro Buyer, LLC	Delayed Draw Term Loan	1,130,707	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	91,000	0.50%	September 1, 2026
CompleteCase, LLC	Revolver	166,667	0.50%	December 21, 2025
Compost 360 Acquisition, LLC	Revolver	19,833	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	71,667	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	35,499	0.50%	July 29, 2027
Environmental Remedies, LLC	Delayed Draw Term Loan	2,681,986	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	100,000	0.50%	January 15, 2030
Eskola, LLC	Delayed Draw Term Loan**	3,918,298	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	48,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	1,142,290	0.50%	April 1, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	627,139	1.00%	March 12, 2029
FiscalNote Boards LLC	Revolver	391,962	0.50%	March 12, 2029
Florachem Corporation	Revolver	10,667	0.50%	April 29, 2028
GS HVAM Intermediate, LLC	Revolver	1,034,091	0.50%	February 28, 2026
Guidant Corp.	Revolver	1,055,707	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	1,026	0.50%	December 17, 2026
Identity Theft Guard Solutions, Inc.	Revolver	100,000	0.50%	February 28, 2030
Impact Home Services LLC	Delayed Draw Term Loan	1,571,984	1.00%	April 28, 2028
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2026
Inoapps Bidco, LLC	Revolver	18,000	0.50%	February 15, 2027

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
iNovex Information Systems Incorporated	Revolver	$58,000	0.50%	December 17, 2030
J.R. Watkins, LLC	Revolver	322,425	0.00%	May 3, 2026
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	80,000	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	52,632	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	500,000	1.00%	November 15, 2029
MBH Management LLC	Revolver	500,000	0.50%	November 15, 2029
MedLearning Group, LLC	Delayed Draw Term Loan	1,956,150	1.00%	December 30, 2027
Michelli, LLC	Revolver	1,296,076	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	109,312	1.00%	June 7, 2030
Mobotrex Acquisition, LLC	Revolver	100,000	0.50%	June 7, 2030
MOM Enterprises, LLC	Revolver	100,000	0.50%	May 19, 2026
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	476,993	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	325,223	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
NINJIO, LLC	Revolver	100,000	0.50%	October 12, 2027
Norplex Micarta Acquisition, Inc.	Revolver	453,333	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	86,667	0.50%	January 10, 2030
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,753,955	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	100,000	0.50%	January 16, 2031
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
RIA Advisory Borrower, LLC	Revolver	14,457	0.50%	August 2, 2027
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.50%	September 28, 2028
Said Intermediate, LLC	Revolver	1,168,831	0.50%	June 13, 2029
Sales Benchmark Index, LLC	Revolver	665,730	0.50%	July 26, 2026
Simpler Trading, LLC	Revolver	20,000	0.50%	December 28,2027
Strategus, LLC	Delayed Draw Term Loan	2,524,737	1.00%	January 27, 2031
Strategus, LLC	Revolver	100,000	0.50%	January 27, 2031
Teckrez, LLC	Revolver	144,222	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
Tiger 21, LLC	Revolver	100,000	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	86,957	0.50%	December 31, 2026
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	March 2, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,339,123	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	743,957	0.50%	May 31, 2029
U.S. Expediters, LLC	Revolver	30,000	0.50%	December 22, 2026
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	500,000	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	92,000	0.50%	December 9, 2030
WER Holdings, LLC	Delayed Draw Term Loan	514,059	1.00%	April 11, 2030
WER Holdings, LLC***	Revolver	401,608	0.50%	April 11, 2030
Xanitos, Inc.	Revolver	85,000	0.50%	June 25, 2026
	Total Unfunded Debt Commitments	$46,182,397

(a)
A

* Included in this investment is a Line of Credit in the amount of $4,861, with a Line of Credit rate of 5.25% and a maturity of July 1, 2028.

** This a last-out delayed draw term loan with contractual rates higher than the applicable rates.

*** Included in this investment is a Line of Credit in the amount of $41,071, with a Line of Credit rate of 5.50% and a maturity of April 11, 2030.

(10)
This loan is a unitranche investment.

(11) These loans include an interest rate floor feature, which is lower than the applicable rates; therefore, the floor is not in effect.
(12) These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floor is not in effect.
(13) Investment has been on non-accrual since November 1, 2024.
(14) This loan is convertible to common units at maturity or at the election of the majority of holders.
(15) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $293,423.
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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

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

								Amount of Interest
		December 31, 2024	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	March 31, 2025	Credited to Income
Investments	Security	Value	(a)	(b)	Gain (loss)	Gain (loss)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$254,101	$-	$-	$-	$37,644	$291,745	-
Term Loan A-2	First Lien	87,877	-	-	-	13,019	100,896	-
Term Loan A-3	First Lien	31,142	-	-	-	4,613	35,755	-
Term Loan A-4	First Lien	1,505,537	-	-	-	-	1,505,537	-
Term Loan A-5	First Lien	5,710,182	-	-	-	-	5,710,182	-
Revolver	First Lien	63,597	-	-	-	-	63,597	-
EH Holdco, LLC Common Units	Equity	-	-	-	-	-	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
Total Control Investments		$7,652,436	$-	$-	$-	$55,276	$7,707,712	-

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2024

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

(4)
Investments held by the SBIC I subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $16,925,317 of cash and $240,789,911 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1 to the consolidated financial statements contained herein).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $2,793,535 of cash and $272,646,904 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2024

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
(16)
Investment has been on non-accrual since the later of January 1, 2023 or the investment date.Investment has been on non-accrual since November 6, 2023.
(17)
Investment has been on non-accrual since November 6, 2023.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2024

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

March 31, 2025

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

As of March 31, 2025, the Company had issued a total of 28,137,203 shares and raised $407,773,355 in gross proceeds since Inception, incurring an aggregate of $12,496,575 in offering expenses and sales load fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $395,949,697. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 to the consolidated financial statements contained herein for further details.

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

The SBIC licenses allow the SBIC I subsidiary and SBIC II subsidiary (together, “the SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC I subsidiary, SBA regulations limit the amount that the SBIC I subsidiary may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA. For the SBIC II subsidiary, SBA regulations limit the amounts that the SBIC II subsidiary may borrow to

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

$175,000,000 when it has at least $87,500,000 in regulatory capital, as such term is defined by the SBA. For two or more SBICs under common control, the maximum amount of outstanding SBA-guaranteed debentures cannot exceed $350,000,000.

As of both March 31, 2025 and December 31, 2024, the SBIC I subsidiary had $75,000,000 in regulatory capital. As of both March 31, 2025 and December 31, 2024, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of March 31, 2025 and December 31, 2024, the SBIC I subsidiary had $133,750,000 and $150,000,000 of SBA-guaranteed debentures outstanding, respectively. As of both March 31, 2025 and December 31, 2024, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding. See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

Under the 1940 Act, the Company is allowed to incur a maximum asset coverage ratio of 150% if certain requirements are met, including the approval of a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Company’s Board of Directors (the “Board”) and the approval of the Company’s stockholders. On April 4, 2018, the Board, including a “required majority” of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, the Company’s stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio requirement applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing. As of March 31, 2025, the Company’s asset coverage ratio was 216%.

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments in lower middle-market companies. The Company seeks to achieve its investment objective by originating and investing primarily in private U.S. lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien, second lien, unitranche and unsecured debt financings, often with corresponding equity co-investments. The Company sources investments primarily through the extensive network of relationships that the principals of Stellus Capital have developed with financial sponsor firms, financial institutions, lower middle-market companies, management teams and other professional intermediaries.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2025 and March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, the Company has observed and continues to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States or its trading partners. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

Cash and Cash Equivalents

As of March 31, 2025, cash balances totaling $106,289, including foreign currency of $90 (acquisition cost of $90), did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000. In addition, as of March 31, 2025, the Company held $10,782,532 in cash equivalents in money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote.

Cash consists of bank demand deposits. The Company deem certain money market mutual funds, U.S. Treasury Bills, and other high-quality, short-term debt securities as cash equivalents.

Fair Value Measurements

The Company accounts for all of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its financial instruments related to receivables and payables approximate the fair value of these items due to the short maturity of these instruments, which are considered Level 2 in the fair value hierarchy.

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2025, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and Notes Payable as prepared for disclosure purposes was $289,802,340 (Level 3 classification) and $97,814,000 (Level 2 classification), respectively. See Note 6 to the consolidated financial statements contained herein for further discussion regarding the fair value measurements and hierarchy.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, the Company generally does not consolidate its investments in a portfolio company other than an investment company subsidiary. Accordingly, the Company consolidated the results of the SBIC subsidiaries and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the Consolidated Statements of Assets and Liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. Additionally, as explained in Note 1, the consolidated financial statements include investments in the portfolio whose values have been determined in good faith by the Board, pursuant to procedures approved by the Board, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the investment portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of the Credit Facility, Notes Payable and SBA-guaranteed debentures, and are capitalized at the time of payment. These costs are amortized using the straight-line method over the term of the respective instrument and are presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting and printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement and related prospectuses. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statements of Changes in Net Assets as a reduction to Paid-in capital.

Investments

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining the fair value of a BDC’s investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards of directors of BDCs to designate certain parties to perform fair value determinations, subject to oversight of the board of directors and compliance with certain conditions. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a board of directors must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) establishes additional recordkeeping requirements related to fair value determinations. While the Board has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, the Company will generally invest in illiquid loans and securities, including debt and equity securities of private lower middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third-party price for securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith under procedures adopted by a BDC's board or valuation designee, as applicable. Under procedures established by the Board, the Company values investments for which market quotations are readily available at such market quotations. The Company obtains these

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available; otherwise, by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by the Board. Such determination of fair value may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, the Board values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board uses the pricing indicated by the external event to corroborate and/or assist in the valuation. Because the Company expects that there will not be a readily available market quotation for many of the investments in its portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In following these approaches, the types of factors that will be taken into account in fair value pricing investments include, as relevant, but are not limited to:available current market data, including relevant and applicable market trading and transaction comparables;

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

fee is recorded as interest income. The Company records prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

A presentation of the interest income the Company has earned from its portfolio companies for the three months ended March 31, 2025 and 2024 is as follows:

	For the three months ended
	March 31, 2025	March 31, 2024
Loan interest	$22,350,506	$22,991,087
PIK income	976,479	750,054
Fee amortization income(1)	761,383	771,741
Fee income acceleration(2)	38,748	525,605
Total Interest Income	$24,127,116	$25,038,487
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining the collectability of interest income. As of March 31, 2025, the Company had loans to five portfolio companies that were on non-accrual status, which represented approximately 6.7% of our loan portfolio at cost and 4.0% at fair value. As of December 31, 2024, the Company had loans to seven portfolio companies that were on non-accrual status, which represented approximately 8.3% of the Company’s loan portfolio at cost and 5.4% at fair value. As of March 31, 2025 and December 31, 2024, $7,815,837 and $6,509,852, respectively, of income from investments on non-accrual had not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

Foreign currency amounts are translated into U.S. Dollars (USD) on the following basis:

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

March 31, 2025

(unaudited)

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

Current income tax expense for the three months ended March 31, 2025 of $499,547 was mostly related to excise and franchise taxes. Income tax expense for the three months ended March 31, 2024 of $370,719 was mostly related to excise and franchise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31, 2025 and December 31, 2024, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-oing analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2025 and 2024 were de minimis.

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

March 31, 2025

(unaudited)

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

For the three months ended March 31, 2025, the Company did not record deferred income tax benefit or provision related to the Taxable Subsidiaries. For the three months ended March 31, 2024, the Company recorded deferred income tax provision of ($192,607) related to the Taxable Subsidiaries. In addition, as of both March 31, 2025 and December 31, 2024, the Company had a net deferred tax liability of $0.

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

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Accumulated net realized loss from investments, net of cumulative dividends of $30,352,761 for both periods	$(47,234,928)	$(41,267,707)
Net realized loss on foreign currency translations	(242,956)	(213,301)
Net unrealized depreciation on non-controlled, non-affiliated investments and cash equivalents, net of deferred tax liability of $0 for both periods	(6,119,007)	(7,312,300)
Net unrealized depreciation on foreign currency translations	(6,900)	(15,219)
Accumulated undistributed net investment income	37,855,134	39,153,714
Total distributable loss	$(15,748,657)	$(9,654,813)

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this quarterly report on Form 10-Q. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the Consolidated Financial Statements and the notes thereto.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

See Note 13 to the consolidated financial statements contained herein for further discussion regarding recently issued accounting standards.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes the impact of the recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Stellus Capital, pursuant to which Stellus Capital serves as its investment adviser. Pursuant to this agreement, the Company has agreed to pay to Stellus Capital an annual base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an incentive fee.

For the three months ended March 31, 2025, the Company recorded an expense for base management fees of $4,054,726. For the three months ended March 31, 2024, the Company recorded an expense for base management fees of $3,852,233. As of March 31, 2025 and December 31, 2024, $4,054,726 and $4,034,109 of such management fess, respectively, were payable to Stellus Capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

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

For the three months ended March 31, 2025, the Company incurred $2,136,491 of Income Incentive Fees. For the three months ended March 31, 2024, the Company incurred $2,509,110 of Income Incentive Fees. As of March 31, 2025 and December 31, 2024, $1,651,506 and $3,109,560, respectively, of such Income Incentive Fees were payable to the Advisor, of which $828,462 and $2,351,703, respectively, were currently payable (as explained below). As of March 31, 2025 and December 31, 2024, $823,044 and $757,857, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For the three months ended March 31, 2025 and 2024, $1,242,843 and $204,351, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

Capital Gains Incentive Fee

The Company also pays the Advisor an incentive fee based on capital gains (the “Capital Gains Incentive Fee”). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). The Capital Gains Incentive Fee is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from Inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid Capital Gains Incentive Fee is subtracted from such Capital Gains Incentive Fee calculated.

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

For both the three months ended March 31, 2025 and 2024, the Company did not incur any Capital Gains Incentive Fee. As of March 31, 2025 and December 31, 2024, no Capital Gains Incentive Fees were accrued.

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended
	March 31, 2025	March 31, 2024
Investment income incentive fees incurred	$2,136,491	$2,509,110
Income incentive fee waiver	(1,242,843)	(204,351)
Incentive fees expense	$893,648	$2,304,759

	March 31, 2025	December 31, 2024
Investment income incentive fee currently payable	$828,462	$2,351,703
Investment income incentive fee deferred	823,044	757,857
Incentive fee payable	$1,651,506	$3,109,560

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Director Fees

For the three months ended March 31, 2025, the Company recorded an expense relating to independent director fees of $111,250. For the three months ended March 31, 2024, the Company recorded an expense relating to independent director fees of $108,250. As of both March 31, 2025 and December 31, 2024, the Company had no unpaid independent director fees.

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of March 31, 2025, there was $1,290,893 due to related parties related to interest paid by a borrower to the Company as administrative agent, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2024, there was no cash due to related parties related to interest paid by a borrower to a Company as administrative agent. Additionally, as of March 31, 2025, there was $1,461,467 due to other investment funds related to interest paid by a borrower to the Company as administrative agent, which is included in “Other accrued expenses and liabilities” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2024, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Stellus Capital, pursuant to which Stellus Capital furnishes the Company with office facilities and equipment and provides the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this Administration Agreement, Stellus Capital performs, or oversees the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC.

For the three months ended March 31, 2025 and 2024, the Company recorded expenses of $370,974 and $389,595, respectively, related to the Administration Agreement, which are included in “Administrative services expenses” on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $370,974 and $413,678, respectively, remained payable to Stellus Capital relating to the Administration Agreement, which are included in “Administrative services payable” on the Consolidated Statements of Assets and Liabilities.

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

March 31, 2025

(unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. The stockholder distributions, if any, are determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

For the three months ended March 31, 2025 and 2024, the Company declared aggregate distributions of $0.40 per share on its common stock for both periods. The distributions declared for the three months ended March 31, 2025 differ from the amounts disclosed in the Statements of Operations as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end. The Company has declared aggregate distributions of $16.95 per share on its common stock since Inception as described below:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023			$1.60
Fiscal 2024			$1.60
Fiscal 2025
January 9, 2025	January 31, 2025	February 14, 2025	$0.1333
January 9, 2025	February 28, 2025	March 14, 2025	$0.1333
January 9, 2025	March 31, 2025	April 15, 2025	$0.1333
Total			$16.95
(1)	Distributions for fiscal years 2012 through 2024 are shown in aggregate amounts.

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), pursuant to which a stockholder whose shares are held in his own name will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless it elects to receive distributions in cash. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker of the nominee permits participation in the DRIP.

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during either of the three months ended March 31, 2025 or 2024.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Year ended December 31, 2024	3,355,476	46,494,756	698,166	435,390	—	45,361,200	13.86
Three months ended March 31, 2025	656,085	9,256,982	138,908	179,988	—	8,938,086	14.11
Total	28,137,203	$407,773,355	$9,233,049	$3,263,526	$672,917	$395,949,697
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the three months ended March 31, 2025 and years ended December 31, 2024, 2023, 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, and $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Total Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024 in the amount of $7,434,858, which represents a cumulative tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

On November 16, 2021, the Company entered into an equity distribution agreement, as amended and restated on August 29, 2022 (the “2021 Equity Distribution Agreement”), with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2021 Equity Distribution Agreement, the Company was permitted to issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies.

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

The Company issued 656,085 shares during the three months ended March 31, 2025 under the ATM Program, for gross proceeds of $9,256,982 and underwriting fees and other expenses of $318,896. The average per share offering price of shares issued in the ATM Program during the three months ended March 31, 2025 was $14.11. The Company did not issue any shares during the three months ended March 31, 2024 under the ATM Program. The Advisor agreed to reimburse the Company for underwriting fees and expenses incurred in

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

connection with the ATM Program to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For the three months ended March 31, 2025, the Advisor was not required to reimburse underwriting fees and expenses, as all shares were issued at a premium to net asset value.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended March 31, 2025 and 2024.

	For the three months ended
	March 31, 2025	March 31, 2024
Net increase in net assets resulting from operations	$4,993,545	$13,148,460
Weighted average common shares	27,602,612	24,125,642
Net increase in net assets resulting from operations per share	$0.18	$0.54

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

At March 31, 2025, the Company had investments in 110 portfolio companies. The composition of its investments as of March 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$918,052,733	$888,500,654
Senior Secured – Second Lien	12,084,138	11,948,850
Unsecured Debt	6,864,228	6,705,769
Equity	60,830,565	83,948,504
Total Investments	$997,831,664	$991,103,777
(1)	Includes unitranche investments, which accounted for 1.9% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

At December 31, 2024, the Company had investments in 105 portfolio companies. The composition of its investments as of December 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$884,322,462	$856,096,255
Senior Secured – Second Lien	12,073,732	11,948,850
Unsecured Debt	6,755,866	6,612,493
Equity	58,636,646	78,840,090
Total Investments	$961,788,706	$953,497,688
(1)	Includes unitranche investments, which accounted for 2.0% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of both March 31, 2025 and December 31, 2024, the Company had 72 of such investments with aggregate unfunded commitments of $46,475,820 and $41,286,752, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Aggregate cost of portfolio company securities	$997,831,664	$961,788,706
Gross unrealized appreciation of portfolio company securities	54,928,043	47,590,719
Gross unrealized depreciation of portfolio company securities	(61,047,050)	(54,903,019)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	7,032	3,973
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(615,912)	(982,691)
Aggregate fair value of portfolio company securities	$991,103,777	$953,497,688

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation of the Company’s investments as of March 31, 2025 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$888,500,654	$888,500,654
Senior Secured – Second Lien	—	—	11,948,850	11,948,850
Unsecured Debt	—	—	6,705,769	6,705,769
Equity	—	—	83,948,504	83,948,504
Total Investments	$—	$—	$991,103,777	$991,103,777

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation of the Company’s investments as of December 31, 2024 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$856,096,255	$856,096,255
Senior Secured – Second Lien	—	—	11,948,850	11,948,850
Unsecured Debt	—	—	6,612,493	6,612,493
Equity	—	—	78,840,090	78,840,090
Total Investments	$—	$—	$953,497,688	$953,497,688

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2025 as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$856,096,255	$11,948,850	$6,612,493	$78,840,090	$953,497,688
Purchases of investments	53,612,094	—	9,456	3,457,015	57,078,565
PIK interest	874,807	—	101,672	—	976,479
Sales and redemptions	(15,806,481)	—	(6,601)	(926,809)	(16,739,891)
Realized losses	(5,651,668)	—	—	(336,282)	(5,987,950)
Change in unrealized (depreciation) appreciation included in earnings(1)	(1,691,253)	(10,407)	(16,478)	2,911,431	1,193,293
Change in unrealized appreciation on foreign currency included in earnings	365,384	—	1,395	3,059	369,838
Amortization of premium and accretion of discount, net	701,516	10,407	3,832	—	715,755
Fair value at end of period	$888,500,654	$11,948,850	$6,705,769	$83,948,504	$991,103,777
(1)	Includes reversal of positions during the three months ended March 31, 2025.

There were no Level 3 transfers during the three months ended March 31, 2025.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following is a summary of geographical concentration in the Company’s investment portfolio as of March 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$183,759,361	$180,143,989	18.18%
Texas	154,718,968	153,093,310	15.45%
Florida	109,257,282	104,818,655	10.58%
Illinois	67,687,101	57,608,822	5.81%
Pennsylvania	52,798,217	54,814,087	5.53%
Arizona	43,416,841	46,612,063	4.70%
New York	36,106,476	36,400,772	3.67%
Ohio	33,609,449	35,917,579	3.62%
Colorado	39,158,839	35,405,722	3.57%
Canada	31,909,912	32,074,271	3.24%
District of Columbia	22,607,275	26,177,477	2.64%
Georgia	11,860,249	22,876,501	2.31%
North Carolina	20,933,261	22,118,879	2.23%
Wisconsin	30,579,019	20,580,392	2.08%
Massachusetts	19,936,720	20,391,332	2.06%
Tennessee	20,476,976	20,447,184	2.06%
Iowa	18,572,441	18,530,010	1.87%
New Jersey	11,191,151	11,911,882	1.20%
Idaho	11,757,404	11,819,529	1.19%
Michigan	11,373,634	11,565,671	1.17%
Missouri	10,313,148	10,522,539	1.06%
Virginia	9,381,441	9,498,704	0.96%
Louisiana	9,200,420	9,218,704	0.93%
Oregon	8,903,578	8,903,578	0.90%
Washington	8,177,844	8,708,683	0.88%
Maryland	7,541,120	7,496,189	0.76%
Minnesota	6,547,210	6,969,215	0.70%
South Carolina	4,840,161	5,001,770	0.50%
Indiana	743,770	994,182	0.10%
United Kingdom	472,396	482,086	0.05%
Total Investments	$997,831,664	$991,103,777	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following is a summary of geographical concentration in the Company’s investment portfolio as of December 31, 2024:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Texas	$159,028,754	$154,041,942	16.15%
California	160,285,777	152,583,692	16.00%
Florida	108,434,730	104,718,969	10.98%
Illinois	66,486,029	56,591,435	5.94%
Pennsylvania	53,271,774	54,438,594	5.71%
Arizona	43,552,887	46,839,063	4.91%
New York	36,116,358	36,306,098	3.81%
Ohio	33,645,676	35,847,804	3.76%
Canada	32,107,256	32,375,749	3.40%
Colorado	31,283,806	28,218,186	2.96%
Wisconsin	27,935,159	23,352,084	2.45%
District of Columbia	22,711,852	26,654,283	2.80%
Georgia	12,391,680	23,345,077	2.45%
North Carolina	20,946,327	22,314,018	2.34%
Tennessee	20,490,429	20,703,772	2.17%
Massachusetts	19,965,590	20,559,398	2.16%
Missouri	18,590,476	18,712,569	1.96%
Iowa	13,486,486	13,486,486	1.41%
Idaho	11,763,648	11,830,192	1.24%
New Jersey	11,181,815	11,754,323	1.23%
Michigan	11,389,446	11,510,608	1.21%
Louisiana	9,216,389	9,371,830	0.98%
Virginia	9,293,896	9,373,367	0.98%
Washington	8,193,234	8,216,962	0.86%
Maryland	7,529,294	7,526,300	0.79%
Minnesota	6,448,091	6,452,144	0.68%
South Carolina	4,836,178	4,984,667	0.52%
Indiana	743,770	920,343	0.10%
United Kingdom	461,899	467,733	0.05%
Total Investments	$961,788,706	$953,497,688	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following is a summary of industry concentration in the Company’s investment portfolio as of March 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$243,646,441	$258,489,176	26.08%
High Tech Industries	91,028,612	93,430,034	9.43%
Healthcare & Pharmaceuticals	85,729,558	84,959,811	8.57%
Media: Advertising, Printing & Publishing	79,111,134	79,724,472	8.04%
Beverage & Food	63,707,729	68,723,968	6.93%
Consumer Goods: Non-Durable	66,582,041	56,310,657	5.68%
Capital Equipment	50,126,287	52,518,594	5.30%
Services: Consumer	49,269,639	45,982,572	4.64%
Chemicals, Plastics, & Rubber	38,127,354	37,992,254	3.83%
Construction & Building	31,934,161	32,454,388	3.27%
Consumer Goods: Durable	34,792,596	32,395,267	3.27%
Aerospace & Defense	27,130,502	22,847,756	2.31%
Environmental Industries	19,061,096	20,695,413	2.09%
Transportation & Logistics	17,991,080	18,241,796	1.84%
Retail	14,787,280	14,778,304	1.49%
Media: Broadcasting & Subscription	12,142,342	14,411,416	1.45%
Energy: Oil & Gas	11,343,396	10,559,460	1.07%
Containers, Packaging, & Glass	20,666,618	10,294,415	1.04%
Hotel, Gaming, & Leisure	7,137,590	8,285,168	0.84%
FIRE: Real Estate	17,934,808	7,707,712	0.78%
Media: Diversified & Production	5,804,592	5,916,959	0.60%
Finance	119,281	5,370,188	0.54%
Wholesale	5,060,939	5,060,939	0.51%
Education	4,596,588	3,953,058	0.40%
Total Investments	$997,831,664	$991,103,777	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following is a summary of industry concentration in the Company’s investment portfolio as of December 31, 2024:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$219,665,133	$234,908,112	24.64%
High Tech Industries	91,135,577	93,468,792	9.81%
Healthcare & Pharmaceuticals	85,300,317	85,478,418	8.97%
Media: Advertising, Printing & Publishing	71,318,416	72,291,584	7.58%
Beverage & Food	64,052,951	68,902,142	7.23%
Consumer Goods: Non-Durable	67,123,135	54,473,282	5.71%
Services: Consumer	49,388,222	46,066,301	4.83%
Capital Equipment	41,322,214	43,647,466	4.58%
Consumer Goods: Durable	43,393,413	42,094,390	4.41%
Chemicals, Plastics, & Rubber	36,693,101	36,907,602	3.87%
Construction & Building	32,374,992	32,979,859	3.46%
Aerospace & Defense	26,014,106	21,624,091	2.27%
Environmental Industries	18,903,681	18,282,056	1.92%
Transportation & Logistics	17,244,131	17,532,488	1.84%
Retail	14,799,085	14,723,620	1.54%
Media: Broadcasting & Subscription	12,170,577	14,314,711	1.50%
Containers, Packaging, & Glass	18,007,571	12,911,794	1.35%
Energy: Oil & Gas	11,353,959	10,728,031	1.13%
Hotel, Gaming, & Leisure	7,113,661	8,142,050	0.85%
FIRE: Real Estate	17,934,808	7,652,436	0.80%
Media: Diversified & Production	5,822,637	5,934,853	0.62%
Education	10,537,738	5,341,151	0.56%
Finance	119,281	5,092,459	0.53%
Total Investments	$961,788,706	$953,497,688	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following provides quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2025:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$833,408,937	Income approach(2)	HY credit spreads	-9.06% to 9.82% (-0.10%)
			Risk free rates	-1.95% to 2.25% (0.19%)
		Market approach(2)	Market multiples	4.6x to 26.3x (12.0x)(4)
	$55,091,717	Transaction value	Transaction price	N/A

Second lien debt	$11,948,850	Income approach(2)	HY credit spreads	-0.11% to 0.64% (0.17%)
			Risk free rates	-0.53% to -0.05% (-0.23%)
		Market approach(2)	Market multiples	5.3 to 11.8x (9.4x)(4)

Unsecured debt	$6,669,543	Income approach(2)	HY credit spreads	1.54% to 1.54% (1.52%)
			Risk free rates	-0.50% to -0.50% (-0.49%)
	$36,226	Transaction value	Transaction price	N/A

Equity investments	$70,265,931	Market approach(5)	EBITDA multiple	3.5x to 18.3x (10.4x)
	$13,682,573	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$991,103,777
(1)	Weighted average based on fair value as of March 31, 2025.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (9.06)% ( (906) basis points) to 9.82% (982 basis points). The average of all changes was (0.10)% ( (10) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$778,177,769	Income approach(2)	HY credit spreads	-3.39% to 8.32% (-0.54%)
			Risk free rates	-1.18% to 2.44% (0.19%)
		Market approach(2)	Market multiples	4.6x to 26.3x (13.3x)(4)
	$77,918,486	Transaction value	Transaction price	N/A

Second lien debt	$11,948,850	Income approach(2)	HY credit spreads	-0.72% to -0.32% (-0.46%)
			Risk free rates	-0.35% to 0.14% (-0.04%)
		Market approach(2)	Market multiples	5.3 to 11.8x (9.4x)(4)

Unsecured debt	$6,581,668	Income approach(2)	HY credit spreads	0.18% to 0.18% (0.18%)
			Risk free rates	-0.18% to -0.18% (-0.18%)
	$30,825	Transaction value	Transaction price	N/A

Equity investments	$64,002,282	Market approach(5)	EBITDA multiple	3.5x to 18.3x (10.4x)
	$14,837,808	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$953,497,688
(1)	Weighted average based on fair value as of December 31, 2024.
(2)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (3.39)% (339) basis points) to 8.32% (832 basis points). The average of all changes was (0.54)% ( (54) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

As of March 31, 2025, the Company had $46,182,397 in unfunded debt commitments and $293,423 in unfunded equity commitments to 72 existing portfolio companies. As of December 31, 2024, the Company had $40,989,533 in unfunded debt commitments and $297,219 in unfunded equity commitments to 71 existing portfolio companies. As of March 31, 2025, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the three months ended

March 31, 2025	March 31, 2024
(unaudited)	(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$13.46	$13.26
Net investment income	0.35	0.42
Change in unrealized appreciation on investments	0.04	0.98
Net realized loss	(0.21)	(0.85)
Provision for taxes on net unrealized appreciation on investments	—	(0.01)
Total from operations	$0.18	$0.54
Sales load	(0.01)	—
Offering costs	(0.01)	—
Stockholder distributions from:
Net investment income	(0.40)	(0.40)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.01	—
Other(6)	0.02	0.01
Net asset value at end of period	$13.25	$13.41
Per share market value at end of period	$14.00	$13.08
Total return based on market value(2)	4.60%	3.72%
Weighted average shares outstanding for the period	27,602,612	24,125,642
Ratio/Supplemental Data:(1)
Net assets at end of period	$372,766,182	$323,440,404
Weighted average net assets	$371,525,216	$319,978,256
Annualized ratio of gross operating expenses to net assets(5)	17.91%	20.07%
Annualized ratio of net operating expenses to net assets(5)(6)	16.55%	19.82%
Annualized ratio of interest expense and other fees to net assets	9.02%	9.74%
Annualized ratio of net investment income before fee waiver to net assets(5)	9.33%	12.57%
Annualized ratio of net investment income to net assets(5)	10.69%	12.83%
Portfolio turnover(3)	1.54%	13.07%
Notes payable	$100,000,000	$100,000,000
Credit Facility payable	$221,813,920	$184,650,119
SBA-guaranteed debentures	$308,750,000	$325,000,000
Asset coverage ratio(4)	2.16	x	2.14	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax benefit (provision) on net unrealized depreciation (appreciation) in Taxable Subsidiaries of $0 and ($192,607) for the three months ended March 31, 2025 and 2024, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit (provision) on net unrealized depreciation (appreciation) to weighted average net assets for the three months ended March 31, 2025 and 2024 is 0.00% and (0.24)%, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

NOTE 9 — CREDIT FACILITY

On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022, November 21, 2023 and October 30, 2024, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2025 and December 31, 2024, the Company was in compliance with these covenants.

As of March 31, 2025 and December 31, 2024, $221,813,920 and $175,386,301, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $7,321,527 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of March 31, 2025 and December 31, 2024, $2,756,366 and $3,071,986 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31, 2025	December 31, 2024
Credit Facility payable	$221,813,920	$175,386,301
Prepaid loan structure fees	(2,756,366)	(3,071,986)
Credit Facility payable, net of prepaid loan structure fees	$219,057,554	$172,314,315

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Interest expense	$3,889,157	$3,238,636
Loan fee amortization	315,618	264,707
Total interest and financing expenses	$4,204,775	$3,503,343
Weighted average interest rate	7.2%	8.5%
Effective interest rate (including fee amortization)	7.7%	9.1%
Average debt outstanding	$220,384,693	$154,110,158
Cash paid for interest and unused fees	$3,811,021	$3,180,209

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of the SBIC’s regulatory capital, as such term is defined by the SBA’s regulations applicable to SBICs. As of March 31, 2025 and December 31, 2024, the SBIC I subsidiary had $75,000,000 in regulatory capital and $133,750,000 and $150,000,000 of SBA-guaranteed debentures outstanding, respectively.

As of both March 31, 2025 and December 31, 2024, the SBIC II subsidiary had $87,500,000 in regulatory capital. As of both March 31, 2025 and December 31, 2024, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $494,497,221 and $510,105,270 in assets at March 31, 2025 and December 31, 2024, respectively, which accounted for approximately 48.9% and 52.0% of the Company’s total consolidated assets, respectively.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following tables summarize the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of March 31, 2025:

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
June 29, 2015	SBIC I subsidiary	September 1, 2025	$9,750,000	2.83%	0.36%
October 22, 2015	SBIC I subsidiary	March 1, 2026	6,500,000	2.51%	0.36%
October 22, 2015	SBIC I subsidiary	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC I subsidiary	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC I subsidiary	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC I subsidiary	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC I subsidiary	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC I subsidiary	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC I subsidiary	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC I subsidiary	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I subsidiary	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I subsidiary	March 1, 2029	2,500,000	3.11%	0.22%
Total SBIC I subsidiary SBA-guaranteed Debentures			$133,750,000

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 17, 2019	SBIC II subsidiary	March 1, 2030	$6,000,000	2.08%	0.09%
November 15, 2019	SBIC II subsidiary	March 1, 2030	5,000,000	2.08%	0.09%
December 17, 2020	SBIC II subsidiary	March 1, 2031	9,000,000	1.67%	0.09%
December 17, 2020	SBIC II subsidiary	March 1, 2031	6,500,000	1.67%	0.27%
February 16, 2021	SBIC II subsidiary	March 1, 2031	13,500,000	1.67%	0.27%
February 26, 2021	SBIC II subsidiary	March 1, 2031	10,000,000	1.67%	0.27%
March 2, 2021	SBIC II subsidiary	March 1, 2031	10,000,000	1.67%	0.27%
April 21, 2021	SBIC II subsidiary	September 1, 2031	10,000,000	1.30%	0.27%
May 14, 2021	SBIC II subsidiary	September 1, 2031	6,700,000	1.30%	0.27%
May 28, 2021	SBIC II subsidiary	September 1, 2031	7,300,000	1.30%	0.27%
July 23, 2021	SBIC II subsidiary	September 1, 2031	16,000,000	1.30%	0.27%
February 25, 2022	SBIC II subsidiary	March 1, 2032	10,000,000	2.94%	0.27%
March 29, 2022	SBIC II subsidiary	September 1, 2032	10,000,000	4.26%	0.27%
April 1, 2022	SBIC II subsidiary	September 1, 2032	6,670,000	4.26%	0.27%
April 12, 2022	SBIC II subsidiary	September 1, 2032	6,665,000	4.26%	0.27%
April 21, 2022	SBIC II subsidiary	September 1, 2032	6,665,000	4.26%	0.27%
June 30, 2022	SBIC II subsidiary	September 1, 2032	3,600,000	4.26%	0.27%
July 28, 2022	SBIC II subsidiary	September 1, 2032	6,400,000	4.26%	0.27%
September 9, 2022	SBIC II subsidiary	March 1, 2033	6,000,000	5.17%	0.27%
November 9, 2022	SBIC II subsidiary	March 1, 2033	7,600,000	5.17%	0.27%
August 8, 2023	SBIC II subsidiary	September 1, 2033	9,120,000	5.69%	0.27%
September 19, 2023	SBIC II subsidiary	March 1, 2034	2,280,000	5.04%	0.27%
Total SBIC II subsidiary SBA-guaranteed Debentures			$175,000,000
Total SBA-guaranteed Debentures			$308,750,000

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any As of March 31, 2025 and December 31, 2024, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of both March 31, 2025 and December 31, 2024, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of March 31, 2025 and December 31, 2024, $3,559,077 and $3,748,061 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	March 31, 2025	December 31, 2024
SBA-guaranteed Debentures payable	$308,750,000	$325,000,000
Prepaid loan fees	(3,559,077)	(3,748,061)
SBA-guaranteed Debentures, net of prepaid loan fees	$305,190,923	$321,251,939

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Interest expense	$2,540,360	$2,614,051
Debenture fee amortization	188,984	314,055
Total interest and financing expenses	$2,729,344	$2,928,106
Weighted average interest rate	3.3%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.6%
Average debt outstanding	$316,694,444	$325,000,000
Cash paid for interest	$5,188,661	$5,201,848

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “Notes Payable”). The Notes Payable will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the Notes Payable is payable semi-annually beginning September 30, 2021. As of both March 31, 2025 and December 31, 2024, the aggregate carrying amount of the Notes Payable was approximately $100,000,000. The Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the Notes Payable, the Company incurred $2,327,835 of fees, which are being amortized over the term of the Notes Payable. As of March 31, 2025 and December 31, 2024, $445,495 and $555,645 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Interest expense	$1,218,750	$1,224,750
Deferred financing costs	110,150	111,374
Total interest and financing expenses	$1,328,900	$1,336,124
Weighted average interest rate	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%
Average debt outstanding	$100,000,000	$100,000,000
Cash paid for interest	$2,437,500	$2,443,500

The following is a summary of the Notes Payable, net of deferred financing costs:

	March 31, 2025	December 31, 2024
Notes Payable	$100,000,000	$100,000,000
Deferred financing costs	(445,495)	(555,645)
Notes Payable, net of deferred financing costs	$99,554,505	$99,444,355

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of March 31, 2025 and 2024, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 8, 2025	TriplePoint Acquisition Holdings LLC*	Provider of HVAC, plumbing, and other mechanical and industrial services	$1,773,809	Senior Secured – First Lien
Add-On Investment	May 5, 2025	FairWave Holdings, LLC*	Specialty coffee platform	$19,336	Equity
Add-On Investment	May 8, 2025	Unicat Catalyst Holdings, LLC*	Manufacturer and distributor of catalysts and other industrial products	$13,961	Equity

* Existing portfolio company

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The Company realized the following portfolio company investment subsequent to March 31, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	April 8, 2025	Florachem Corporation	Distiller and supplier of natural citrus, pine, and specialty inputs	$9,725,000	$—	Senior Secured – First Lien
				$53,078	$—	Delayed Draw Term Loan Commitment
				$100,000	$—	Revolver Commitment
				$514,107	$151,674	Equity

Credit Facility

The outstanding balance under the Credit Facility as of May 12, 2025 was $147,500,000.

7.250% Notes due 2030

On April 1, 2025, the Company issued $75,000,000 million in aggregate principal amount of 7.250% Notes due 2030 (the “7.250% Notes”). The 7.250% Notes bear interest at a rate of 7.250% per year payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2025. The 7.250% Notes will mature on April 1, 2030, unless previously redeemed or repurchased in accordance with their terms. The 7.250% Notes are the direct unsecured obligations of the Company and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness, including the Notes Payable; senior to any series of preferred stock that the Company may issue in the future; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 7.250% Notes; effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s existing or future subsidiaries.

In connection with the 7.250% Notes, the Company and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee (the “Trustee”), entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) to the Base Indenture, dated May 5, 2014, between the Company and the Trustee (together with the Fourth Supplemental Indenture, the “Indenture”).

The Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC and certain other exceptions, and to provide financial information to the holders of the 7.250% Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Indenture.

Dividends Declared

On April 4, 2025, the Board declared a regular monthly dividend for each of April 2025, May 2025, and June 2025 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
4/4/2025	4/30/2025	4/30/2025	5/15/2025	$0.1333
4/4/2025	5/30/2025	5/30/2025	6/13/2025	$0.1333
4/4/2025	6/30/2025	6/30/2025	7/15/2025	$0.1333

NOTE 13 — REPORTABLE SEGMENTS

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07 - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of December 31, 2024 and has applied ASU 2023-07 retrospectively for the three months ended March 31, 2025 and 2024. The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the consolidated statement of operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2025, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% subject to certain circumstances.

On April 4, 2018, the board of directors of the Company (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of March 31, 2025, our asset coverage ratio was 216%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States or its trading partners. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately held lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) with a focus on investing through first lien (including unitranche) loans, often with a corresponding equity investment.

As of March 31, 2025, we had $991.1 million (at fair value) invested in 110 portfolio companies. As of March 31, 2025, our portfolio included approximately 90% of first lien debt, 1% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$918,052,733	$888,500,654
Senior Secured – Second Lien	12,084,138	11,948,850
Unsecured Debt	6,864,228	6,705,769
Equity	60,830,565	83,948,504
Total Investments at Fair Value	$997,831,664	$991,103,777
(1)	Includes unitranche investments, which account for 1.9% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2024, we had $953.5 million (at fair value) invested in 105 portfolio companies. As of December 31, 2024, our portfolio included approximately 90% of first lien debt, 1% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$884,322,462	$856,096,255
Senior Secured – Second Lien	12,073,732	11,948,850
Unsecured Debt	6,755,866	6,612,493
Equity	58,636,646	78,840,090
Total Investments at Fair Value	$961,788,706	$953,497,688
(1)	Includes unitranche investments, which account for 2.0% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2025 and December 31, 2024, we had unfunded commitments of $46.5 million and $41.3 million, respectively, to provide financing to 72 and 71 portfolio companies, respectively. As of March 31, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration in our investment portfolio as of March 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$183,759,361	$180,143,989	18.18%
Texas	154,718,968	153,093,310	15.45%
Florida	109,257,282	104,818,655	10.58%
Illinois	67,687,101	57,608,822	5.81%
Pennsylvania	52,798,217	54,814,087	5.53%
Arizona	43,416,841	46,612,063	4.70%
New York	36,106,476	36,400,772	3.67%
Ohio	33,609,449	35,917,579	3.62%
Colorado	39,158,839	35,405,722	3.57%
Canada	31,909,912	32,074,271	3.24%
District of Columbia	22,607,275	26,177,477	2.64%
Georgia	11,860,249	22,876,501	2.31%
North Carolina	20,933,261	22,118,879	2.23%
Wisconsin	30,579,019	20,580,392	2.08%
Massachusetts	19,936,720	20,391,332	2.06%
Tennessee	20,476,976	20,447,184	2.06%
Iowa	18,572,441	18,530,010	1.87%
New Jersey	11,191,151	11,911,882	1.20%
Idaho	11,757,404	11,819,529	1.19%
Michigan	11,373,634	11,565,671	1.17%
Missouri	10,313,148	10,522,539	1.06%
Virginia	9,381,441	9,498,704	0.96%
Louisiana	9,200,420	9,218,704	0.93%
Oregon	8,903,578	8,903,578	0.90%
Washington	8,177,844	8,708,683	0.88%
Maryland	7,541,120	7,496,189	0.76%
Minnesota	6,547,210	6,969,215	0.70%
South Carolina	4,840,161	5,001,770	0.50%
Indiana	743,770	994,182	0.10%
United Kingdom	472,396	482,086	0.05%
Total Investments at Fair Value	$997,831,664	$991,103,777	100.00%

The following is a summary of geographical concentration of in investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$159,028,754	$154,041,942	16.15%
California	160,285,777	152,583,692	16.00%
Florida	108,434,730	104,718,969	10.98%
Illinois	66,486,029	56,591,435	5.94%
Pennsylvania	53,271,774	54,438,594	5.71%
Arizona	43,552,887	46,839,063	4.91%
New York	36,116,358	36,306,098	3.81%
Ohio	33,645,676	35,847,804	3.76%
Canada	32,107,256	32,375,749	3.40%
Colorado	31,283,806	28,218,186	2.96%
Wisconsin	27,935,159	23,352,084	2.45%
District of Columbia	22,711,852	26,654,283	2.80%
Georgia	12,391,680	23,345,077	2.45%
North Carolina	20,946,327	22,314,018	2.34%
Tennessee	20,490,429	20,703,772	2.17%
Massachusetts	19,965,590	20,559,398	2.16%
Missouri	18,590,476	18,712,569	1.96%
Iowa	13,486,486	13,486,486	1.41%
Idaho	11,763,648	11,830,192	1.24%
New Jersey	11,181,815	11,754,323	1.23%
Michigan	11,389,446	11,510,608	1.21%
Louisiana	9,216,389	9,371,830	0.98%
Virginia	9,293,896	9,373,367	0.98%
Washington	8,193,234	8,216,962	0.86%
Maryland	7,529,294	7,526,300	0.79%
Minnesota	6,448,091	6,452,144	0.68%
South Carolina	4,836,178	4,984,667	0.52%
Indiana	743,770	920,343	0.10%
United Kingdom	461,899	467,733	0.05%
	$961,788,706	$953,497,688	100.00%

The following is a summary of industry concentration in our investment portfolio as of March 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$243,646,441	$258,489,176	26.08%
High Tech Industries	91,028,612	93,430,034	9.43%
Healthcare & Pharmaceuticals	85,729,558	84,959,811	8.57%
Media: Advertising, Printing & Publishing	79,111,134	79,724,472	8.04%
Beverage & Food	63,707,729	68,723,968	6.93%
Consumer Goods: Non-Durable	66,582,041	56,310,657	5.68%
Capital Equipment	50,126,287	52,518,594	5.30%
Services: Consumer	49,269,639	45,982,572	4.64%
Chemicals, Plastics, & Rubber	38,127,354	37,992,254	3.83%
Construction & Building	31,934,161	32,454,388	3.27%
Consumer Goods: Durable	34,792,596	32,395,267	3.27%
Aerospace & Defense	27,130,502	22,847,756	2.31%
Environmental Industries	19,061,096	20,695,413	2.09%
Transportation & Logistics	17,991,080	18,241,796	1.84%
Retail	14,787,280	14,778,304	1.49%
Media: Broadcasting & Subscription	12,142,342	14,411,416	1.45%
Energy: Oil & Gas	11,343,396	10,559,460	1.07%
Containers, Packaging, & Glass	20,666,618	10,294,415	1.04%
Hotel, Gaming, & Leisure	7,137,590	8,285,168	0.84%
FIRE: Real Estate	17,934,808	7,707,712	0.78%
Media: Diversified & Production	5,804,592	5,916,959	0.60%
Finance	119,281	5,370,188	0.54%
Wholesale	5,060,939	5,060,939	0.51%
Education	4,596,588	3,953,058	0.40%
Total	$997,831,664	$991,103,777	100.00%

The following is a summary of industry concentration in our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$219,665,133	$234,908,112	24.64%
High Tech Industries	91,135,577	93,468,792	9.81%
Healthcare & Pharmaceuticals	85,300,317	85,478,418	8.97%
Media: Advertising, Printing & Publishing	71,318,416	72,291,584	7.58%
Beverage & Food	64,052,951	68,902,142	7.23%
Consumer Goods: Non-Durable	67,123,135	54,473,282	5.71%
Services: Consumer	49,388,222	46,066,301	4.83%
Capital Equipment	41,322,214	43,647,466	4.58%
Consumer Goods: Durable	43,393,413	42,094,390	4.41%
Chemicals, Plastics, & Rubber	36,693,101	36,907,602	3.87%
Construction & Building	32,374,992	32,979,859	3.46%
Aerospace & Defense	26,014,106	21,624,091	2.27%
Environmental Industries	18,903,681	18,282,056	1.92%
Transportation & Logistics	17,244,131	17,532,488	1.84%
Retail	14,799,085	14,723,620	1.54%
Media: Broadcasting & Subscription	12,170,577	14,314,711	1.50%
Containers, Packaging, & Glass	18,007,571	12,911,794	1.35%
Energy: Oil & Gas	11,353,959	10,728,031	1.13%
Hotel, Gaming, & Leisure	7,113,661	8,142,050	0.85%
FIRE: Real Estate	17,934,808	7,652,436	0.80%
Media: Diversified & Production	5,822,637	5,934,853	0.62%
Education	10,537,738	5,341,151	0.56%
Finance	119,281	5,092,459	0.53%
	$961,788,706	$953,497,688	100.00%

At March 31, 2025, our average portfolio company investment at amortized cost and fair value was approximately $9.1 million and $9.0 million, respectively, and our largest portfolio company investment at amortized cost and fair value was $23.6 million and $21.8 million, respectively. At December 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $9.2 million and $9.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $23.2 million and $21.2 million, respectively.

At March 31, 2025 and December 31, 2024, 91.4% and 94.5% of our debt investments bore interest based on floating rates (subject to interest rate floors) and 8.6% and 5.5% bore interest at fixed rates, respectively.

The weighted average yield on all of our debt investments as of both March 31, 2025 and December 31, 2024 was approximately 10.3%. The weighted average yield on all of our investments, including non-income producing equity positions, as of March 31, 2025 and December 31, 2024 was approximately 9.6% and 9.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $10.9 million and $20.1 million, respectively.

Investment Activity

During the three months ended March 31, 2025, we made an aggregate of $55.4 million of investments in seven new portfolio companies and five existing portfolio companies. During the three months ended March 31, 2025, we received an aggregate of $15.0 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2025			As of December 31, 2024
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$255.0	26%	27	$227.2	24%	24
2	575.0	58%	63	564.5	59%	61
3	120.8	12%	13	112.0	12%	11
4	31.2	3%	4	41.3	4%	5
5	9.1	1%	4	8.5	1%	5
Total	$991.1	100%	111	$953.5	100%	106
(1)	One portfolio company appears in two categories as of both March 31, 2025 and December 31, 2024.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2025, we had loans to five portfolio companies that were on non-accrual status, which represented approximately 6.7% of our loan portfolio at cost and 4.0% at fair value. As of December 31, 2024, we had loans to seven portfolio companies that were on non-accrual status, which represented approximately 8.3% of our loan portfolio at cost and 5.4% at fair value. As of March 31, 2025 and December 31, 2024, $7.8 million and $6.5 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Three Months Ended March 31, 2025 and 2024

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

The following shows the breakdown of investment income for the three months ended March 31, 2025 and 2024 (in millions).

	For the three months ended
	March 31, 2025	March 31, 2024
Interest income(1)	$23.1	$23.8
PIK interest	1.0	0.8
Miscellaneous fees(1)	0.9	1.5
Total	$25.0	$26.0
(1)	For the three months ended March 31, 2025 and 2024, we recognized $0.1 million and $0.8 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The decrease in investment income for the three months ended March 31, 2025 was due primarily to a decrease in prevailing market rates on our loans, typically in reference to the Secured Overnight Financing Rate (“SOFR”), and a decrease in non-recurring income, partially offset by an increase in our principal debt outstanding.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2025 and 2024 (in millions).

	For the three months ended
	March 31, 2025	March 31, 2024
Operating Expenses
Management fees	$4.1	$3.9
Valuation fees	0.2	0.2
Administrative services expenses	0.4	0.5
Income incentive fees	2.1	2.5
Professional fees	0.4	0.3
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	8.3	7.8
Income tax expense	0.5	0.4
Other general and administrative expenses	0.2	0.2
Total Operating Expenses	$16.4	$16.0
Income incentive fee waiver	(1.2)	(0.2)
Total Operating Expenses, net of fee waivers	$15.2	$15.8

The decrease in operating expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to the income incentive fee waiver, offset by increased management fees, interest expense and other fees due to overall portfolio growth.

Net Investment Income

For the three months ended March 31, 2025, net investment income was $9.8 million, or $0.35 per common share (based on 27,602,612 weighted average shares outstanding for the three months ended March 31, 2025).

For the three months ended March 31, 2024, net investment income was $10.2 million, or $0.42 per common share (based on 24,125,642 weighted average shares outstanding for the three months ended March 31, 2024).

Net investment income for the three months ended March 31, 2025 decreased compared to the three months endedMarch 31, 2024 as a result of decreased interest income as explained in the “Revenues” section above, offset by lower operating expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure net realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2025 totaled $15.0 million and net realized losses totaled ($6.0) million.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2024 totaled $31.2 million and net realized losses totaled ($20.4) million.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments and cash equivalents for the three months ended March 31, 2025 and 2024 totaled $1.2 million and $23.5 million, respectively.

The change in unrealized appreciation over the respective periods was due to reversals of previous write-downs that were realized and company-specific investment write-downs, offset by company-specific write-ups.

Provision for Taxes on Unrealized Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the three months ended March 31, 2025 and 2024, we recognized a provision for income tax on unrealized investments of $0.0 million and ($0.2) million for the Taxable Subsidiaries, respectively. As of both March 31, 2025 and December 31, 2024, there was $0.0 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2025, net increase in net assets resulting from operations totaled $5.0 million, or $0.18 per common share (based on 27,602,612 weighted average shares outstanding for the three months ended March 31, 2025).

For the three months ended March 31, 2024, net increase in net assets resulting from operations totaled $13.1 million, or $0.54 per common share (based on 24,125,642 weighted average shares outstanding for the three months ended March 31, 2024).

The net increase in net assets between the respective periods was due to lower unrealized appreciation, partially offset by lower realized losses in the current year.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $36.9 million for the three months ended March 31, 2025, primarily in connection with the purchase of portfolio investments, partially offset by and sales and repayments of portfolio investments. Our financing activities for the three months ended March 31, 2025 provided cash of $27.8 million, primarily from proceeds from our ATM Program and net borrowings on our Credit Facility, partially offset by repayments of SBA-guaranteed debentures.

Our operating activities provided net cash of $4.5 million for the three months ended March 31, 2024, primarily in connection with sales and repayments of portfolio investments, offset by the purchase of portfolio investments. Our financing activities for the three months ended March 31, 2024 provided cash of $18.2 million, primarily from proceeds from net borrowings on our Credit Facility for the purchase of portfolio investments.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2024 annual stockholders meeting, authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then current net asset value per share in one or more offerings. This authorization will expire on the earlier of (i) June 20, 2025, the one-year anniversary of our 2024 annual stockholders meeting, and (ii) the date of our 2025 annual stockholder meeting. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet an asset coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the Stellus Capital SBIC, LP (the “SBIC I subsidiary”) and Stellus Capital SBIC II, LP (the “SBIC II subsidiary”) (collectively, the “SBIC subsidiaries”) guaranteed by the U.S. Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 216% and 234%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $10.9 million and $20.1 million, respectively.

Credit Facility

On October 11, 2017, we entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022, November 21, 2023 and October 30, 2024, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2025 and December 31, 2024, we were in compliance with these covenants.

As of March 31, 2025 and December 31, 2024, $221.8 million and $175.4 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit

Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $7.3 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2025 and December 31, 2024, $2.8 million and $3.1 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2025 and 2024 (dollars in millions):

	For the three months ended
	March 31, 2025	March 31, 2024
Interest expense	$3.9	$3.2
Loan fee amortization	0.3	0.3
Total interest and financing expenses	$4.2	$3.5
Weighted average interest rate	7.2%	8.5%
Effective interest rate (including fee amortization)	7.7%	9.1%
Average debt outstanding	$220.4	$154.1
Cash paid for interest and unused fees	$3.8	$3.2

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as Small Business Investment Companies (“SBICs”), we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBICs, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of March 31, 2025 and December 31, 2024, the SBIC I subsidiary had $75.0 million in “regulatory capital”, as such term is defined by the SBA, and $133.8 million and $150.0 million of SBA-guaranteed debentures outstanding, respectively.

As of both March 31, 2025 and December 31, 2024, the SBIC II subsidiary had $87.5 million in regulatory capital. As of both March 31, 2025 and December 31, 2024, the SBIC II subsidiary had $175.0 million of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $494.5 million and $510.1 million in assets at March 31, 2025 and December 31, 2024, respectively, which accounted for approximately 48.9% and 52.0% of our total consolidated assets, respectively.

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2025 and December 31, 2024, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the Consolidated Financial Statements.

As of March 31, 2025, we have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of March 31, 2025 and December 31, 2024, $3.6 million and $3.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2025 and 2024 (dollars in millions):

	For the three months ended
	March 31, 2025	March 31, 2024
Interest expense	$2.5	$2.6
Debenture fee amortization	0.2	0.3
Total interest and financing expenses	$2.7	$2.9
Weighted average interest rate	3.3%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.6%
Average debt outstanding	$316.7	$325.0
Cash paid for interest	$5.2	$5.2

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

As of both March 31, 2025 and December 31, 2024, the aggregate carrying amount of the Notes Payable were approximately $100.0 million. The Notes Payable are institutional, non-traded notes.

In connection with the issuance of the Notes Payable, we have incurred $2.3 million of fees, which are being amortized over the term of the Notes Payable, of which $0.4 million and $0.6 million remains to be amortized as of March 31, 2025 and December 31, 2024, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the Notes Payable for the three months ended March 31, 2025 and 2024 (dollars in millions):

	For the three months ended
	March 31, 2025	March 31, 2024
Interest expense	$1.2	$1.2
Deferred financing costs	0.1	0.1
Total interest and financing expenses	$1.3	$1.3
Weighted average interest rate	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%
Average debt outstanding	$100.0	$100.0
Cash paid for interest	$2.4	$2.4

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

We issued 656,085 shares during the three months ended March 31, 2025 under the ATM Program for gross proceeds of $9.3 million and underwriting fees and other expenses of $0.3 million. The average per share offering price of shares issued in the ATM Program during the three months ended March 31, 2025 was $14.11. We did not issue any shares during the three months ended March 31, 2024 under the ATM Program. The Advisor agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less then net asset value per share. For the three months ended March 31, 2025, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2025, we had $46.2 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 72 existing portfolio companies. As of December 31, 2024, we had $41.0 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 71 existing portfolio companies. As of March 31, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

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

Critical Accounting Policies

See Note 1 to the consolidated financial statements contained herein for a description of our critical accounting policies.

Subsequent Events

Our management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

We invested in the following portfolio companies subsequent to March 31, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 8, 2025	TriplePoint Acquisition Holdings LLC*	Provider of HVAC, plumbing, and other mechanical and industrial services	$1,773,809	Senior Secured – First Lien
Add-On Investment	May 5, 2025	FairWave Holdings, LLC*	Specialty coffee platform	$19,336	Equity
Add-On Investment	May 8, 2025	Unicat Catalyst Holdings, LLC*	Manufacturer and distributor of catalysts and other industrial products	$13,961	Equity

* Existing portfolio company

We realized the following portfolio company investment subsequent to March 31, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	April 8, 2025	Florachem Corporation	Distiller and supplier of natural citrus, pine, and specialty inputs	$9,725,000	$—	Senior Secured – First Lien
				$53,078	$—	Delayed Draw Term Loan Commitment
				$100,000	$—	Revolver Commitment
				$514,107	$151,674	Equity

Credit Facility

The outstanding balance under the Credit Facility as of May 12, 2025 was $147.5 million.

7.250% Notes due 2030

On April 1, 2025, we issued $75.0 million in aggregate principal amount of 7.250% Notes due 2030 (the “7.250% Notes”). The 7.250% Notes bear interest at a rate of 7.250% per year payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2025. The 7.250% Notes will mature on April 1, 2030, unless previously redeemed or repurchased in accordance with their terms. The 7.250% Notes are the direct unsecured obligations of our and rank pari passu with our existing and future unsecured, unsubordinated indebtedness, including the Notes Payable; senior to any series of preferred stock that we may issue in the future; senior to any of our future indebtedness that expressly provides it is subordinated to the 7.250% Notes; effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grants security), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any of our existing or future subsidiaries.

In connection with the 7.250% Notes, we and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee (the “Trustee”), entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) to the Base Indenture, dated May 5, 2014, between us and the Trustee (together with the Fourth Supplemental Indenture, the “Indenture”).

The Indenture contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC and certain other exceptions, and to provide financial information to the holders of the 7.250% Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to important limitations and exceptions that are set forth in the Indenture.

Dividend Declared

On April 4, 2025, the Board declared a regular monthly dividend for each of April 2025, May 2025, and June 2025 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
4/4/2025	4/30/2025	4/30/2025	5/15/2025	$0.1333
4/4/2025	5/30/2025	5/30/2025	6/13/2025	$0.1333
4/4/2025	6/30/2025	6/30/2025	7/15/2025	$0.1333

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, most recently lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024. As of March 31, 2025 and December 31, 2024, 91.4% and 98% of the loans in our portfolio bore interest at a floating rate, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of both March 31, 2025 and December 31, 2024, the weighted average interest rate floor on our floating rate loans was 1.46%.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2025 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$16.7	$(4.4)	$12.3
Up 150 basis points	12.5	(3.3)	9.2
Up 100 basis points	8.3	(2.2)	6.1
Up 50 basis points	4.2	(1.1)	3.1
Down 50 basis points	(4.2)	1.1	(3.1)
Down 100 basis points	(8.3)	2.2	(6.1)
Down 150 basis points	(12.5)	3.3	(9.2)
Down 200 basis points	(16.7)	4.4	(12.3)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the consolidated financial statements contained herein for more information on the incentive fee.
(2)	At March 31, 2025, the three-month SOFR rate was 429 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2025 and 2024, we did not engage in hedging activities.

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Annual Report on Form 10-K filed with the SEC on March 4, 2025, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

During the three months ended March 31, 2025, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2025.

No shares were issued under the distribution reinvestment program during either of the three months ended March 31, 2025 and 2024.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

(a)	None.
(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.2

Fourth Supplemental Indenture, dated as of April 1, 2025, by and between Stellus Capital Investment Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on April 2, 2025).

4.3	Form of Global Note with respect to the 7.250% Notes due 2030 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on April 2, 2025).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2025	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer