Form 10-Q
period 2025-06-30
Stellus Capital Investment Corp
filed 2025-08-06
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of August 6, 2025 was 28,416,148.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1. Financial Statements

	June 30, 2025
	(unaudited)	December 31, 2024
ASSETS
Controlled investments at fair value (amortized cost of $32,732,016 and $17,934,808, respectively)	$13,046,041	$7,652,436
Non-controlled, non-affiliated investments, at fair value (amortized cost of $957,687,672 and $943,853,898, respectively)	972,839,633	945,845,252
Cash and cash equivalents	39,991,690	20,058,594
Receivable for sales and repayments of investments	399,106	335,689
Interest receivable	5,869,109	4,947,765
Income tax receivable	2,045,697	1,301,965
Other receivables	17,500	87,995
Related party receivable	—	3,687
Deferred offering costs	109,059	—
Prepaid expenses	447,891	666,866
Total Assets	$1,034,765,726	$980,900,249
LIABILITIES
Notes Payable	$172,310,201	$99,444,355
Credit Facility payable	160,622,440	172,314,315
SBA-guaranteed debentures	305,373,199	321,251,939
Dividends payable	3,787,873	3,663,233
Management fees payable	4,279,441	4,034,109
Income incentive fees payable	2,052,194	3,109,560
Interest payable	6,529,422	5,281,343
Related party payable	1,088,287	—
Unearned revenue	676,290	548,626
Administrative services payable	415,810	393,513
Other accrued expenses and liabilities	2,259,679	937,316
Total Liabilities	$659,394,836	$610,978,309
Commitments and contingencies (Note 7)
Net Assets	$375,370,890	$369,921,940
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 28,416,148 and 27,481,118 shares issued and outstanding, respectively)	$28,416	$27,481
Paid-in capital	392,309,339	379,549,272
Total distributable loss	(16,966,865)	(9,654,813)
Net Assets	$375,370,890	$369,921,940
Total Liabilities and Net Assets	$1,034,765,726	$980,900,249
Net Asset Value Per Share	$13.21	$13.46

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
INVESTMENT INCOME
From controlled investments:
Interest income	$—	$—	$—	$81,636
From non-controlled, non-affiliated investments
Interest income	24,654,205	25,164,944	48,781,321	50,121,795
Other income	1,042,397	1,461,255	1,866,939	2,419,517
Total Investment Income	$25,696,602	$26,626,199	$50,648,260	$52,622,948
OPERATING EXPENSES
Management fees	$4,279,441	$3,852,233	$8,334,167	$7,704,466
Valuation fees	38,507	35,711	196,396	192,218
Administrative services expenses	474,284	481,261	923,582	972,162
Income incentive fees	2,158,075	2,542,530	4,294,566	5,051,640
Professional fees	312,808	196,205	730,839	535,832
Directors’ fees	93,250	114,250	204,500	222,500
Insurance expense	98,668	125,489	195,758	250,478
Interest expense and other fees	8,680,015	8,116,497	16,943,034	15,884,070
Income tax expense	428,951	574,037	928,498	944,756
Other general and administrative expenses	500,302	417,867	718,653	663,142
Total Operating Expenses	$17,064,301	$16,456,080	$33,469,993	$32,421,264
Income incentive fee waiver	(928,926)	(1,622,542)	(2,171,769)	(1,826,893)
Total Operating Expenses, net of fee waivers	$16,135,375	$14,833,538	$31,298,224	$30,594,371
Net Investment Income	$9,561,227	$11,792,661	$19,350,036	$22,028,577
Net realized loss on controlled investments	$(1,132,576)	$—	$(1,132,576)	$—
Net realized gain (loss) on non-controlled, non-affiliated investments	272,549	1,992,482	(5,694,672)	$(18,392,249)
Net realized loss on foreign currency translations	(20,003)	(29,789)	(49,658)	(54,895)
Net change in unrealized appreciation on controlled investments	1,290,491	138,189	1,345,767	674,759
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	143,176	(5,724,870)	1,281,193	17,257,150
Net change in unrealized appreciation (depreciation) on foreign currency translations	30,546	(5,887)	38,865	(9,489)
Benefit for taxes on net unrealized depreciation on investments	—	381,500	—	188,893
Net Increase in Net Assets Resulting from Operations	$10,145,410	$8,544,286	$15,138,955	$21,692,746
Net Investment Income Per Share—basic and diluted	$0.34	$0.48	$0.69	$0.90
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.36	$0.35	$0.54	$0.89
Weighted Average Shares of Common Stock Outstanding—basic and diluted	28,412,849	24,733,966	28,009,969	24,429,804
Distributions Per Share—basic and diluted	$0.40	$0.41	$0.80	$0.81

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss)	Net Assets
Balances at December 31, 2023	24,125,642	$24,125	$335,918,984	$(16,003,321)	$319,939,788
Net investment income	—	—	—	10,235,916	10,235,916
Net realized loss on investments	—	—	—	(20,384,731)	(20,384,731)
Net realized loss on foreign currency translations	—	—	—	(25,106)	(25,106)
Net change in unrealized appreciation on investments	—	—	—	23,518,590	23,518,590
Net change in unrealized depreciation on foreign currency translations	—	—	—	(3,602)	(3,602)
Provision for taxes on unrealized appreciation on investments	—	—	—	(192,607)	(192,607)
Distributions from net investment income	—	—	—	(9,647,844)	(9,647,844)
Balances at March 31, 2024	24,125,642	$24,125	$335,918,984	$(12,502,705)	$323,440,404
Net investment income	—	—	—	11,792,661	11,792,661
Net realized gain on investments	—	—	—	1,992,482	1,992,482
Net realized loss on foreign currency translations	—	—	—	(29,789)	(29,789)
Net change in unrealized depreciation on investments	—	—	—	(5,586,681)	(5,586,681)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(5,887)	(5,887)
Benefit for taxes on unrealized depreciation on investments	—	—	—	381,500	381,500
Distributions from net investment income	—	—	—	(10,049,073)	(10,049,073)
Issuance of common stock, net of offering costs(1)	1,855,356	1,856	25,248,020	—	25,249,876
Balances at June 30, 2024	25,980,998	$25,981	$361,167,004	$(14,007,492)	$347,185,493

Balances at December 31, 2024	27,481,118	$27,481	$379,549,272	$(9,654,813)	$369,921,940
Net investment income	—	—	—	9,788,809	9,788,809
Net realized loss on investments	—	—	—	(5,967,221)	(5,967,221)
Net realized loss on foreign currency translations	—	—	—	(29,655)	(29,655)
Net change in unrealized appreciation on investments	—	—	—	1,193,293	1,193,293
Net change in unrealized depreciation on foreign currency translations	—	—	—	8,319	8,319
Distributions from net investment income	—	—	—	(11,087,389)	(11,087,389)
Issuance of common stock, net of offering costs(1)	656,085	656	8,937,430	—	8,938,086
Balances at March 31, 2025	28,137,203	$28,137	$388,486,702	$(15,748,657)	$372,766,182
Net investment income	—	—	—	9,561,227	9,561,227
Net realized loss on investments	—	—	—	(860,027)	(860,027)
Net realized loss on foreign currency translations	—	—	—	(20,003)	(20,003)
Net change in unrealized appreciation on investments	—	—	—	1,433,667	1,433,667
Net change in unrealized appreciation on foreign currency translations	—	—	—	30,546	30,546
Distributions from net investment income	—	—	—	(11,363,618)	(11,363,618)
Issuance of common stock, net of offering costs(1)	278,945	279	3,822,637	—	3,822,916
Balances at June 30, 2025	28,416,148	$28,416	$392,309,339	$(16,966,865)	$375,370,890

(1) See Note 4 to the consolidated financial statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$15,138,955	$21,692,746
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(78,230,159)	(94,854,139)
Proceeds from sales and repayments of investments	46,638,287	71,824,905
Net change in unrealized appreciation on investments	(2,626,960)	(17,931,909)
Net change in unrealized (appreciation) depreciation on foreign currency translations	(38,865)	9,490
Increase in investments due to PIK	(2,492,551)	(1,555,868)
Amortization of premium and accretion of discount, net	(1,437,223)	(1,383,624)
Deferred tax benefit	—	(188,893)
Amortization of loan structure fees	634,745	544,379
Amortization of deferred financing costs	303,468	222,747
Amortization of discount on Notes Payable	31,434	—
Amortization of loan fees on SBA-guaranteed debentures	371,260	550,059
Net realized loss on investments	6,827,248	18,392,249
Changes in other assets and liabilities
Increase in interest receivable	(921,344)	(2,780,809)
Increase in income tax receivable	(743,732)	(585,741)
Decrease (increase) in other receivables	70,495	(92,671)
Decrease in related party receivables	3,687	—
Decrease in prepaid expenses	218,975	193,937
Increase (decrease) in management fees payable	245,332	(2,066,303)
Decrease in income incentive fees payable	(1,057,366)	(1,450,096)
Increase in administrative services payable	22,297	24,023
Increase in interest payable	1,248,079	7,256
Increase in related party payable	1,088,287	337,500
Increase in unearned revenue	127,664	174,518
Increase in other accrued expenses and liabilities	1,322,363	268,894
Net Cash Used in Operating Activities	$(13,255,624)	$(8,647,350)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$13,153,366	$25,777,185
Sales load for common stock issued	(197,464)	(386,987)
Offering costs paid for common stock issued	(303,959)	(133,010)
Stockholder distributions paid	(22,326,367)	(16,233,650)
Proceeds from issuance of Notes Payable	75,000,000	—
Discount from issuance of Notes Payable	(770,250)	—
Financing costs paid on Notes Payable	(1,698,806)	—
Repayments of SBA-guaranteed debentures	(16,250,000)	—
Financing costs paid on Credit Facility	—	(66,348)
Borrowings under Credit Facility	104,400,000	104,400,000
Repayments of Credit Facility	(117,817,800)	(94,967,800)
Net Cash Provided by Financing Activities	$33,188,720	$18,389,390
Net Increase in Cash and Cash Equivalents	$19,933,096	$9,742,040
Cash and Cash Equivalents Balance at Beginning of Period	$20,058,594	$26,125,741
Cash and Cash Equivalents Balance at End of Period	$39,991,690	$35,867,781
Supplemental and Non-Cash Activities
Cash paid for interest expense	$14,354,048	$14,559,629
Income and excise tax paid	1,672,230	1,530,497
Increase in distributions payable	124,640	3,463,267
Increase (decrease) in deferred offering costs	109,059	(7,312)
Exchange of investments	1,663,301	8,256,411

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK(8)	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments (23)
EH Real Estate Services, LLC										Skokie, IL
Term Loan A-1	(16)	First Lien		15.00%	-%	-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$1,882,226	1,882,226	348,212	0.09%
Term Loan A-2	(16)	First Lien		15.00%	-%	-%	-%	4/3/2023	9/3/2026		650,943	650,943	120,424	0.03%
Term Loan A-3	(16)	First Lien		15.00%	-%	-%	-%	6/7/2023	9/3/2026		230,678	230,678	42,675	0.01%
Term Loan A-4	(16)	First Lien		15.00%	-%	-%	-%	7/12/2023	9/3/2026		1,505,537	1,505,537	1,505,537	0.40%
Term Loan A-5	(16)	First Lien		15.00%	-%	-%	-%	1/8/2024	9/3/2026		5,710,182	5,710,182	5,710,182	1.52%
Revolver	(16)(22)	First Lien		15.00%	-%	-%	-%	10/3/2023	9/3/2026		63,597	63,597	63,597	0.02%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	-	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$17,934,808	$7,790,627	2.07%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(4)(19)	First Lien		5.00%	-%	-%	-%	12/22/2017	5/3/2026	Consumer Goods: Non-Durable	$1,814,914	1,814,914	381,132	0.10%
Term Loan (SBIC)	(4)(19)	First Lien		5.00%	-%	-%	-%	12/22/2017	5/3/2026		11,782,294	11,782,294	2,474,282	0.66%
Priority Revolver (SBIC)	(4)(9)(19)	First Lien		5.00%	-%	-%	-%	5/3/2024	5/3/2026		1,200,000	1,200,000	2,400,000	0.64%
J.R. Watkins Holdings, Inc. Class A Units		Equity						4/9/2025			500	-	-	0.00%
Total												$14,797,208	$5,255,414	1.40%
Total Control investments												$32,732,016	$13,046,041	3.47%
Non-controlled, non-affiliated investments	(4)(5)
2X LLC										Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.30%		6/5/2023	6/5/2028	Services: Business	$5,403,955	5,314,217	5,376,935	1.43%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.30%		10/31/2023	6/5/2028		1,423,041	1,397,864	1,415,926	0.38%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.30%		12/2/2024	6/5/2028		3,832,395	3,782,927	3,813,233	1.02%
Revolver	(9)(11)	First Lien	3M SOFR+	5.00%	2.00%	9.30%		6/5/2023	6/5/2028		42,500	42,500	42,288	0.01%
2X Investors LP Class A Units		Equity						6/5/2023			43,875	176,915	1,283,092	0.34%
Total												$10,714,423	$11,931,474	3.18%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.56%		5/7/2021	5/7/2026	Services: Business	$14,964,706	14,917,809	14,964,705	3.99%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.56%		5/7/2021	5/7/2026		854,217	854,217	854,217	0.23%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	0	0.00%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	737,166	0.20%
Total												$16,551,438	$16,556,088	4.42%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	2.00%	10.32%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,850,000	9,702,222	9,751,500	2.60%
AdCellerant Holdings, LLC Series A Units		Equity						12/12/2023			728,710	728,710	561,856	0.15%
Total												$10,430,932	$10,313,356	2.75%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(25)	First Lien		5.00%	-%	-%	-%	6/4/2021	12/31/2027	Aerospace & Defense	$12,851,659	12,792,289	10,345,585	2.76%
Priority Revolver (SBIC II)	(5)(9)(25)	First Lien		5.00%	-%	-%	-%	9/30/2024	12/31/2027		35,305	35,305	70,610	0.02%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class D Units		Equity						9/30/2024			432	-	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			48,216	165,027	-	0.00%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$13,760,550	$10,416,195	2.78%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,843,750	16,749,273	589,530	0.16%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	12/6/2024	11/30/2026		795,882	970,378	2,387,646	0.64%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	2/5/2025	11/30/2026		875,000	875,000	2,625,000	0.70%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	3/26/2025	11/30/2026		500,000	500,000	1,500,000	0.40%
Term Loan A (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		2,607,637	565,204	91,267	0.02%
Revolver (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		1,558,434	337,790	54,545	0.01%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,562	156,182	-	0.00%
Total												$20,682,222	$7,247,988	1.93%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
AGT Robotique Inc.	(7)(9)									Trois Rivieres, Canada
Term Loan	(11)	First Lien	3M SOFR+	7.50%	1.00%	11.80%		6/24/2024	6/22/2029	Capital Equipment	$10,619,661	10,440,448	10,407,268	2.77%
Total												$10,440,448	$10,407,268	2.77%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.50%	10.55%		3/31/2023	3/31/2028	Capital Equipment	$8,089,475	7,963,480	8,089,475	2.16%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.55%		3/31/2023	3/31/2028		98,750	97,855	98,750	0.03%
AR-USA Holdings, LLC Class A Units	(6)	Equity						3/31/2023			141	129,350	213,564	0.06%
Total												$8,190,685	$8,401,789	2.25%
AMII Acquisition, LLC	(9)									Coral Gables, FL
Term Loan (SBIC II )	(5)(11)	First Lien	3M SOFR+	4.50%	1.50%	8.80%		12/4/2024	12/4/2029	Services: Consumer	$8,775,370	8,655,806	8,687,616	2.31%
AMII Holdings, LP Class B Units		Equity						12/3/2024			14,246	142,460	179,124	0.05%
Total												$8,798,266	$8,866,740	2.36%
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	9.62%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,387	94,638	0.03%
Term Loan	(11)	First Lien	6M SOFR+	5.75%	0.75%	10.19%		12/5/2023	7/1/2029		9,560,305	9,410,501	9,560,305	2.55%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	38,133	302,630	0.08%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	21,141	86,465	0.02%
Total												$9,563,162	$10,044,038	2.68%
Anne Lewis Strategies, LLC
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021		Washington, DC	1,000	340,640	3,183,386	0.85%
SG AL Investment, LLC Common-A Units		Equity						12/22/2023		Services: Business	239	482,200	985,826	0.26%
Total												$822,840	$4,169,212	1.11%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	23,619	0.01%
Total												$375,000	$23,619	0.01%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units	(6)	Equity						1/26/2016		Services: Business	254,250	-	2,367,252	0.63%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	8,679,924	2.31%
Total												$-	$11,047,176	2.94%
ArborWorks, LLC										Oakhurst, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	-%	10.92%	11/6/2023	11/6/2028	Environmental Industries	$3,737,197	3,737,197	3,737,197	1.00%
Revolver	(9)	First Lien		15.00%		-%	15.00%	11/6/2023	11/6/2028		792,785	792,785	792,785	0.21%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	5,628,577	1.50%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$8,140,829	$10,158,559	2.71%
Arctiq, Inc.										Irvine, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.30%		8/8/2023	8/8/2028	High Tech Industries	$10,974,772	10,783,240	10,865,024	2.89%
Term Loan	(11)	First Lien	1M SOFR+	6.00%	2.00%	10.33%		11/6/2024	8/8/2028		1,290,250	1,268,118	1,277,348	0.34%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.30%		8/8/2023	8/8/2028		402,006	398,377	397,986	0.11%
Green Topco Holdings, LLC Class A Units	(6)	Equity						8/8/2023			271,401	202,628	379,817	0.10%
Total												$12,652,363	$12,920,175	3.44%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	2.00%	9.80%		3/22/2022	3/22/2028	Capital Equipment	$9,357,500	9,261,750	9,357,500	2.49%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	2.00%	9.80%		4/17/2023	3/22/2028		1,865,206	1,841,816	1,865,206	0.50%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.80%		3/22/2022	3/22/2028		98,500	97,956	98,500	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	1,695,912	0.45%
Total												$11,645,158	$13,017,118	3.47%
Baker Manufacturing Company, LLC										Evansville, IN
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022		Capital Equipment	743,770	743,770	995,959	0.27%
Total												$743,770	$995,959	0.27%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Bart & Associates, LLC	(9)									McLean, VA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.00%	1.00%	9.30%		8/16/2024	8/16/2030	High Tech Industries	$8,875,652	8,736,421	8,875,652	2.36%
B&A Partners Holding, LLC Series A Preferred Units		Equity						8/16/2024			722,411	722,411	491,747	0.13%
Total												$9,458,832	$9,367,399	2.49%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,268,531	0.34%
Total												$983,608	$1,268,531	0.34%
Café Valley, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	7.24%	2.00%	11.54%		8/28/2019	8/28/2026	Beverage & Food	$15,284,524	15,284,523	15,284,523	4.07%
CF Topco LLC Units		Equity						8/28/2019			9,160	916,015	2,207,640	0.59%
Total												$16,200,538	$17,492,163	4.66%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.70%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$9,865,625	9,809,970	9,865,625	2.63%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.70%		12/3/2024	9/3/2026		2,238,750	2,215,147	2,238,750	0.60%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	788,537	0.21%
Total												$12,275,117	$12,892,912	3.44%
Carolinas Buyer, Inc.	(9)									Charlotte, NC
Term Loan	(4)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		12/20/2024	12/20/2030	Beverage & Food	$6,796,831	6,685,315	6,694,879	1.78%
Carolinas Holding, L.P. Class A Units		Equity						12/20/2024			466	465,637	510,926	0.14%
Total												$7,150,952	$7,205,805	1.92%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.30%		2/19/2021	12/31/2027	Services: Business	$8,393,331	8,366,908	8,351,364	2.22%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.30%		12/20/2024	12/31/2027		3,182,961	3,158,913	3,167,046	0.84%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	132,919	277,046	0.07%
Total												$11,658,740	$11,795,456	3.13%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.33%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,526,683	4,447,381	4,526,683	1.21%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	71,649	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(6)	Equity						3/15/2023			341,091	328,640	388,156	0.10%
Total												$4,838,982	$4,986,488	1.33%
CF Arch Holdings LLC										Houston, TX
Class A Units	(6)	Equity						8/10/2022		Services: Business	100,000	88,511	150,245	0.04%
Total												$88,511	$150,245	0.04%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.77%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,291,080	13,216,100	13,158,169	3.51%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.74%		9/1/2021	9/1/2026		2,870,130	2,861,719	2,841,429	0.76%
Revolver	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.60%		9/1/2021	9/1/2026		9,000	9,000	8,910	0.00%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	151,366	0.04%
Total												$16,307,749	$16,159,874	4.31%
Channel Partners Intermediateco, LLC										Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	11.55%		2/24/2022	2/7/2027	Retail	$13,050,376	13,001,176	13,050,376	3.48%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	7.00%	2.00%	11.55%		3/27/2023	2/7/2027		1,664,082	1,656,086	1,664,082	0.44%
Revolver	(11)	First Lien	3M SOFR+	7.00%	2.00%	11.51%		2/24/2022	2/7/2027		70,000	70,000	70,000	0.02%
Total												$14,727,262	$14,784,458	3.94%
CompleteCase, LLC	(9)									Seattle, WA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.95%		12/21/2020	12/21/2025	Services: Consumer	$6,287,212	6,272,269	6,287,212	1.67%
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020			417	5	-	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	142,544	0.04%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	-	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	111,409	0.03%
Total												$6,905,417	$6,541,165	1.74%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		8/2/2023	8/2/2028	Environmental Industries	$9,427,186	9,263,414	9,050,099	2.41%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		8/2/2023	8/2/2028		1,037,841	1,026,175	996,327	0.27%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		8/2/2023	8/2/2028		60,583	60,583	58,160	0.02%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			3,124	300,041	146,839	0.04%
Total												$10,650,213	$10,251,425	2.74%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.95%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,862,500	4,808,585	4,862,500	1.30%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.95%		11/22/2022	11/22/2027		11,667	11,667	11,667	0.00%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	240,422	0.06%
Total												$5,105,966	$5,114,589	1.36%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.50%	10.05%		6/30/2023	6/30/2028	High Tech Industries	$9,932,460	9,799,111	9,932,460	2.65%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	1,082,751	0.29%
Total												$10,425,801	$11,015,211	2.94%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.70%	0.25%	7/29/2022	7/29/2027	Services: Business	$12,713,866	12,593,377	12,459,589	3.32%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.70%	0.25%	7/29/2022	7/29/2027		86,299	86,299	84,573	0.02%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	564,936	0.15%
Total												$13,419,675	$13,109,098	3.49%
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
EHI Buyer, Inc.										Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units	(6)	Equity						7/31/2023		Environmental Industries	618	221,764	1,264,665	0.34%
Total												$221,764	$1,264,665	0.34%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.48%	1/31/2020	12/31/2025	Aerospace & Defense	$9,109,021	9,109,021	8,015,938	2.14%
SP EA Holdings LLC Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	12/31/2026		70,790	70,790	-	0.00%
Term Loan		First Lien		4.31%	-%	-%	4.31%	4/25/2025	12/31/2025		58,532	58,532	49,752	0.01%
Revolver A	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.48%	1/31/2020	12/31/2025		1,505,008	1,505,008	1,505,008	0.40%
Revolver B	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.48%	3/1/2023	12/31/2025		708,708	708,708	708,708	0.19%
Revolver C (Priority)	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.48%	3/7/2025	12/31/2025		967,667	967,667	967,667	0.26%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			105,938,486	901,594	-	0.00%
Total												$13,321,320	$11,247,073	3.00%
Environmental Remedies, LLC	(9)									Hayward, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		1/15/2025	1/15/2030	Services: Business	$7,312,435	7,177,500	7,166,186	1.91%
ERI Parent Holdings, LLC Class A Units		Equity						1/15/2025			163,109	163,109	155,910	0.04%
Total												$7,340,609	$7,322,096	1.95%
EOS Fitness Holdings, LLC										Phoenix, AZ
Class A Preferred Units		Equity						12/30/2014		Hotel, Gaming, & Leisure	118	-	2,729,120	0.73%
Class B Common Units		Equity						12/30/2014			3,017	-	69,979	0.02%
Total												$-	$2,799,099	0.75%
Equine Network, LLC										Boulder, CO
Term A Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.50%	1.00%	10.94%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$6,984,650	6,863,083	6,984,650	1.86%
Revolver	(9)(11)	First Lien	1M SOFR+	6.50%	1.00%	10.94%		5/22/2023	5/22/2028		116,667	116,667	116,667	0.03%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.94%		5/22/2023	5/22/2028		98,655	98,655	98,655	0.03%
Total												$7,078,405	$7,199,972	1.92%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Eskola LLC	(9)									Morristown, TN
Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	10.52%		12/19/2024	12/19/2029	Construction & Building	$7,520,557	7,399,256	7,332,543	1.95%
Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	10.52%		12/19/2024	12/19/2029		2,784,790	2,765,551	2,715,170	0.72%
Eskola Holdings, LLC Class A Units	(6)	Equity						12/19/2024			314	893,747	628,253	0.17%
Eskola Holdings, LLC Class C Units		Equity						6/4/2025			28	56,349	57,044	0.02%
Total												$11,114,903	$10,733,010	2.86%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		12/7/2023	12/7/2028	Services: Business	$9,850,000	9,701,091	9,800,750	2.61%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			473,485	473,485	498,613	0.13%
Total												$10,174,576	$10,299,363	2.74%
Evriholder Acquisition, Inc.										Anaheim, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.20%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,265,657	12,084,557	12,143,000	3.23%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.20%		1/23/2023	1/24/2028		100,000	100,000	99,000	0.03%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,036,504	0.28%
Total												$13,057,890	$13,278,504	3.54%
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.20%	1.00%	2/8/2019	7/31/2025	Services: Business	$16,310,148	16,310,147	15,413,089	4.11%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.20%	1.00%	7/15/2022	7/31/2025		991,932	991,932	937,376	0.25%
SP EA Holdings LLC Term Loan		Unsecured		15.00			15.00%	4/22/2024	6/30/2026		100,211	100,211	84,177	0.02%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,338,661	1,124,414	219,624	0.06%
Total												$18,526,704	$16,654,266	4.44%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.68%		3/16/2022	3/16/2027	Services: Business	$8,676,676	8,625,798	8,676,676	2.31%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	377,535	0.10%
Total												$9,003,333	$9,054,211	2.41%
FairWave Holdings, LLC	(9)									Kansas City, MO
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.05%		4/1/2024	4/1/2029	Beverage & Food	$7,520,074	7,383,217	7,520,074	2.00%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.05%		4/1/2024	4/1/2029		2,654,458	2,627,358	2,654,458	0.71%
GRC Java Holdings, LLC Class A Units		Equity						4/1/2024			2,985	304,909	430,573	0.11%
Total												$10,315,484	$10,605,105	2.82%
FiscalNote Boards LLC	(7)(9)									Toronto, Canada
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.58%		3/11/2024	3/12/2029	Services: Business	$3,887,285	3,825,663	3,828,976	1.02%
FCP-Connect Holdings LLC Class A Common Shares		Equity						5/28/2024			284	-	-	0.00%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity						5/28/2024			284	190,382	194,761	0.05%
Total												$4,016,045	$4,023,737	1.07%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	13.40%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,490,225	4,410,000	1.17%
Total												$4,490,225	$4,410,000	1.17%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.93%		10/18/2019	2/28/2026	Beverage & Food	$12,188,161	12,182,891	12,188,161	3.25%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	563,209	5,004,135	1.33%
Total												$12,746,100	$17,192,296	4.58%
GSF Buyer, LLC	(9)									North Andover, MA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.28%		4/30/2025	4/30/2031	Beverage & Food	$4,270,705	4,207,972	4,207,972	1.12%
GSF Group Holdings, L.P. Class A2 Units		Equity						4/30/2025			241	240,595	240,595	0.06%
Total												$4,448,567	$4,448,567	1.18%
Guidant Corp.	(9)									Erie, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		3/11/2024	3/12/2029	Energy: Oil & Gas	$9,903,853	9,627,738	9,903,853	2.64%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.81%		3/11/2024	3/12/2029		422,283	422,283	422,283	0.11%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			515,578	515,578	708,461	0.19%
Total												$10,565,599	$11,034,597	2.94%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Heartland Business Systems, LLC										Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.70%		8/26/2022	8/26/2027	Services: Business	$9,725,000	9,628,977	9,725,000	2.59%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.70%		8/26/2022	8/26/2027		48,875	48,603	48,875	0.01%
AMCO HBS Holdings, LP Class A Units	(6)	Equity						8/26/2022			2,861	195,276	785,201	0.21%
Total												$9,872,856	$10,559,076	2.81%
Husk AcquireCo Inc.	(7)									Vaughan, Canada
Term Loan	(11)	First Lien	6M SOFR+	5.75%	1.50%	10.00%		11/14/2024	11/15/2029	Beverage & Food	$5,290,639	5,219,259	5,237,733	1.40%
SK Spectra Holdings LP Class A Units		Equity						11/15/2024			298	297,765	314,817	0.08%
Total												$5,517,024	$5,552,550	1.48%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan		First Lien		12.00%	-%	8.00%	4.00%	12/17/2021	12/17/2026	Services: Business	$13,643,128	13,554,035	13,370,265	3.56%
Revolver		First Lien		12.00%	-%	8.00%	4.00%	12/17/2021	12/17/2026		99,975	99,975	97,976	0.03%
Delayed Draw Term Loan		First Lien		12.00%	-%	8.00%	4.00%	12/17/2021	12/17/2026		331,427	330,173	324,798	0.09%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	134,115	0.04%
Total												$15,615,774	$13,927,154	3.72%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	3,008,579	0.80%
Total												$-	$3,008,579	0.80%
Identity Theft Guard Solutions, Inc.	(9)									Portland, OR
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.50%	9.83%		2/28/2025	2/28/2030	Services: Business	$8,701,080	8,536,086	8,570,564	2.28%
IDX Parent, LLC Class A-2 Units		Equity						2/28/2025			352,915	352,915	512,089	0.14%
Total												$8,889,001	$9,082,653	2.42%
Impact Home Services LLC										Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		4/28/2023	4/28/2028	Services: Consumer	$5,834,781	5,741,730	5,630,564	1.50%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		10/11/2023	4/28/2028		531,788	522,718	513,175	0.14%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		6/30/2023	4/28/2028		265,217	260,873	255,934	0.07%
Revolver	(11)(17)	First Lien	3M SOFR+	6.50%	2.00%	10.80%		4/28/2023	4/28/2028		82,500	82,500	79,613	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			375	375,156	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity						1/31/2024			38	37,962	38,732	0.01%
Total												$7,020,939	$6,518,018	1.74%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.80%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$7,168,033	7,122,483	7,168,033	1.91%
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.80%		6/6/2024	11/1/2026		2,440,641	2,418,617	2,440,641	0.65%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.80%		11/1/2021	11/1/2026		1,455,300	1,448,555	1,455,300	0.39%
Tower Arch Infolinks Media, LP LP Interests	(15)	Equity						10/28/2021			457,741	211,106	827,102	0.22%
Total												$11,200,761	$11,891,076	3.17%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.95%		7/30/2021	7/30/2026	High Tech Industries	$8,351,397	8,310,126	8,351,397	2.22%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.95%		3/31/2022	7/30/2026		6,296,086	6,260,793	6,296,086	1.68%
Credit Connection Holdings, LLC Series A Units	(6)	Equity						7/30/2021			804,384	682,150	1,361,535	0.36%
Total												$15,253,069	$16,009,018	4.26%
Inoapps Bidco, LLC										Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	10.06%		2/15/2022	2/15/2027	High Tech Industries	£9,700,000	$13,054,785	$13,150,732	3.50%
Revolver	(11)	First Lien	1M SOFR+	5.75%	1.00%	10.19%		2/15/2022	2/15/2027		100,000	100,000	99,500	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.29%		2/15/2022	2/15/2027		81,042	80,709	80,637	0.02%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	1,047,985	0.28%
Total												$14,019,250	$14,378,854	3.83%
iNovex Information Systems Incorporated	(9)									Columbia, MD
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.55%		12/17/2024	12/17/2030	Services: Business	$7,484,573	7,379,322	7,372,304	1.96%
Revolver	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.58%		12/17/2024	12/17/2030		41,000	41,000	40,385	0.01%
Total												$7,420,322	$7,412,689	1.97%
International Cybernetics Acquisition, LLC	(9)									Largo, FL
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		6/3/2025	6/3/2030	Services: Business	$4,748,003	4,665,963	4,665,963	1.24%
International Cybernetics Holdings, LP Class B Units		Equity						6/2/2025			1,051	105,113	105,113	0.03%
Total												$4,771,076	$4,771,076	1.27%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Invincible Boat Company LLC										Opa Locka, FL
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.50%	11.98%		8/28/2019	12/31/2026	Consumer Goods: Durable	$5,265,734	5,262,135	4,712,832	1.26%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	11.98%		8/28/2019	12/31/2026		4,860,678	4,857,264	4,350,307	1.16%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	11.98%		6/1/2021	12/31/2026		1,081,565	1,080,561	968,001	0.26%
Revolver	(11)	First Lien	1M SOFR+	7.50%	1.50%	11.98%		8/28/2019	12/31/2026		1,063,830	1,063,830	952,128	0.25%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	-	0.00%
Total												$13,563,481	$10,983,268	2.93%
Ledge Lounger, Inc.										Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	10.95%	1.00%	11/9/2021	11/9/2027	Consumer Goods: Durable	$7,438,972	7,391,915	7,029,829	1.87%
Revolver	(11)	First Lien	3M SOFR+	7.50%	1.00%	10.95%	1.00%	11/9/2021	11/9/2027		83,865	83,865	79,252	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	-	0.00%
SP L2 Holdings LLC Class C Units (SBIC)	(4)	Equity						10/9/2024			140,834	34,504	-	0.00%
Total												$7,885,284	$7,109,081	1.89%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.50%	1.00%	10.92%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$11,544,230	11,441,253	11,486,509	3.06%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	318,724	0.08%
Total												$11,832,527	$11,805,233	3.14%
Luxium Solutions, LLC										Deerfield Beach, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		5/10/2024	12/1/2027	High Tech Industries	$8,210,793	8,121,105	8,169,739	2.18%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		5/10/2024	12/1/2027		1,188,248	1,181,520	1,182,307	0.31%
Total												$9,302,625	$9,352,046	2.49%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.95%		9/2/2022	9/2/2027	Consumer Goods: Durable	$88,553	87,886	88,553	0.02%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.96%		9/2/2022	9/2/2027		66,667	66,667	66,667	0.02%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	162,060	0.04%
Total												$254,553	$317,280	0.08%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	1M SOFR+	7.00%	1.00%	11.33%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$3,603,489	3,542,241	3,441,332	0.92%
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.00	-%	7.50%	12/30/2022	12/30/2028		900,872	885,560	860,333	0.23%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			394,767	394,767	150,263	0.04%
Total												$4,822,568	$4,451,928	1.19%
MBH Management LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.00%	1.50%	9.33%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$9,429,359	9,260,243	9,287,919	2.47%
MBH Parent, LLC Common Units		Equity						11/15/2024			646,944	646,944	786,900	0.21%
Total												$9,907,187	$10,074,819	2.68%
MedLearning Group, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,285,144	4,223,539	4,220,867	1.12%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		3/26/2024	12/30/2027		2,511,613	2,475,504	2,473,939	0.66%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		3/26/2024	12/30/2027		2,050,929	2,021,524	2,020,165	0.54%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.55%		3/26/2024	12/30/2027		486,592	482,430	479,293	0.13%
Total												$9,202,997	$9,194,264	2.45%
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	2.00%	10.30%		12/21/2023	12/21/2028	Capital Equipment	$4,925,000	4,850,317	4,925,000	1.31%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.30%		12/21/2023	12/21/2028		3,857,058	3,825,063	3,857,058	1.03%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	448,370	0.12%
Total												$9,184,595	$9,230,428	2.46%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	10.18%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$6,750,274	6,715,034	6,750,274	1.80%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	10.17%		11/20/2024	4/3/2028		4,233,093	4,215,022	4,233,093	1.13%
Total												$10,930,056	$10,983,367	2.93%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Mobotrex Acquisition, LLC	(9)									Davenport, IA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.30%		2/28/2025	6/7/2030	Wholesale	$5,124,212	5,051,083	5,047,349	1.34%
Revolver	(11)	First Lien	PRIME+	4.00%		11.50%		2/28/2025	6/7/2030		20,000	20,000	19,700	0.01%
Total												$5,071,083	$5,067,049	1.35%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.48%	2.00%	10.78%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$15,285,249	15,220,041	15,208,822	4.05%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	851,833	0.23%
Total												$16,153,374	$16,060,655	4.28%
Monarch Behavioral Therapy, LLC	(9)									Addison, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.00%	1.00%	9.33%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$6,696,989	6,580,980	6,663,504	1.78%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.32%		6/6/2024	6/6/2030		216,815	216,815	215,731	0.06%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.33%		6/6/2024	6/6/2030		908,372	899,787	903,830	0.24%
BI Investors, LLC Class A Units		Equity						6/6/2024			4,286	424,738	419,575	0.11%
Total												$8,122,320	$8,202,640	2.19%
Monitorus Holding, LLC	(7)									London, UK
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.81%		5/24/2022	5/24/2027	Media: Diversified & Production	$105,748	105,316	104,691	0.03%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.81%		6/27/2025	5/24/2027		€1,470,000	1,673,546	1,705,539	0.45%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.81%		5/24/2022	5/24/2027		€106,498	115,781	114,623	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.81%		5/24/2022	5/24/2027		€105,998	106,733	105,666	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	8.00%	9/30/2024	12/21/2025		€11,629	13,002	13,493	0.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	8.00%	1/31/2025	3/31/2026		€8,977	9,454	10,416	0.00%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	8,889	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	8,889	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	8,889	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	8,889	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	8,889	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	8,889	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	8,889	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	8,889	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	8,889	0.00%
Sapphire Aggregator S.a r.l. Class 2 Ordinary Shares		Equity						3/31/2025			1,230,022	6,651	18,195	0.00%
Sapphire Aggregator S.a r.l. Shares		Equity						6/30/2025			2,713,016	15,898	37,046	0.01%
Total												$2,146,785	$2,189,670	0.55%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Freemont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	10.58%		8/3/2023	8/3/2029	Construction & Building	$4,292,975	4,219,600	4,228,580	1.13%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	10.58%		8/3/2023	8/3/2029		1,697,011	1,681,804	1,671,556	0.45%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	262,110	0.07%
Total												$6,281,734	$6,162,246	1.65%
Naumann/Hobbs Material Handling Corporation II, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.05%		8/30/2019	3/31/2026	Services: Business	$8,090,487	8,088,241	7,888,225	2.10%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	11.05%		8/30/2019	3/31/2026		5,101,891	5,100,490	4,974,344	1.33%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	11.05%		8/30/2019	3/31/2026		1,776,256	1,776,256	1,731,850	0.46%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class B Units		Equity						12/27/2024			142	142,200	600,337	0.16%
Naumann Hobbs Holdings, L.P. Class W-1 Units		Equity						5/27/2025			57	-	-	0.00%
Naumann Hobbs Holdings, L.P. Class W-2 Units		Equity						5/27/2025			49	-	239,225	0.06%
Total												$15,547,945	$15,433,981	4.11%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.55%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,910,073	4,962,500	1.32%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.55%		10/12/2022	10/12/2027		100,000	99,325	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	352,770	0.09%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	21,616	0.01%
Total												$5,337,121	$5,436,886	1.45%
Norplex Micarta Acquisition, Inc.	(9)									Postville, IA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.53%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$12,935,000	12,703,594	12,740,975	3.39%
Norplex Micarta Parent, LP Preferred Units		Equity						10/31/2024			739,804	739,804	737,194	0.20%
Total												$13,443,398	$13,478,169	3.59%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.50%	1.00%	12.90%		5/6/2019	5/6/2027	Services: Consumer	$7,615,000	7,604,587	7,615,000	2.03%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	959,660	0.26%
Total												$8,399,589	$8,574,660	2.29%
NuSource Financial Acquisition, Inc.										Eden Prairie, MN
Term Loan (SBIC II)	(5)	Unsecured		13.75%	-%	8.00%	5.75%	1/29/2021	1/31/2027	Services: Business	$6,673,389	6,644,715	6,673,389	1.78%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	564,426	0.15%
Total												$6,644,715	$7,237,815	1.93%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.75%	10.30%		11/16/2022	11/16/2027	Services: Business	$12,320,025	12,183,004	12,320,025	3.28%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	988,128	0.26%
Total												$12,789,746	$13,308,153	3.54%
Pacific Shoring Holdings, LLC	(9)									Santa Rosa, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		1/10/2025	1/10/2030	Capital Equipment	$8,478,750	8,341,872	8,351,569	2.22%
PSP Ultimate Holding, LP Class A Units		Equity						1/10/2025			10,606	498,491	554,935	0.15%
Total												$8,840,363	$8,906,504	2.37%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units	(6)	Equity						3/29/2019		Finance	825,020	-	5,802,435	1.55%
Total												$-	$5,802,435	1.55%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.95%	0.50%	7/1/2019	6/30/2027	Transportation & Logistics	$13,780,896	13,780,895	13,711,992	3.65%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	9.95%	0.50%	7/1/2019	6/30/2027		1,807,331	1,807,331	1,798,294	0.48%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.95%	0.50%	7/1/2019	6/30/2027		1,318,143	1,318,143	1,311,552	0.35%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.95%	0.50%	7/1/2019	6/30/2027		952,987	952,987	948,222	0.25%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			471,211	9,995	347,199	0.09%
Total												$17,869,351	$18,117,259	4.82%
Pearl Media Holdings, LLC	(24)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$8,635,200	8,549,941	8,419,320	2.24%
Total												$8,549,941	$8,419,320	2.24%
Peltram Group Holdings LLC										Auburn, WA
Class A Units	(6)	Equity						12/30/2021		Construction & Building	508,516	451,142	776,392	0.21%
Total												$451,142	$776,392	0.21%
Plus Delta Buyer LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.55%		1/16/2025	1/16/2031	Services: Business	$7,381,500	7,241,520	7,270,778	1.94%
Plus Delta Parent LLC Class A Units		Equity						1/16/2025			325,765	325,764	341,293	0.09%
Total												$7,567,284	$7,612,071	2.03%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.58%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$12,133,225	12,114,145	12,133,225	3.23%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,420,883	0.64%
Total												$12,114,145	$14,554,108	3.87%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	4.50%	1.50%	9.57%		1/31/2023	1/31/2029	Beverage & Food	$8,815,327	8,694,937	8,815,327	2.35%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	471,663	0.13%
Total												$9,405,537	$9,286,990	2.48%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.93%		5/1/2023	8/2/2027	High Tech Industries	$5,865,000	5,798,520	5,865,000	1.56%
Revolver	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.93%		5/1/2023	8/2/2027		85,831	85,831	85,831	0.02%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	233,255	0.06%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			81,251	78,390	39,195	0.01%
Total												$6,127,819	$6,223,281	1.65%
Rogers Mechanical Contractors, LLC	(9)									Atlanta, GA
Term Loan	(11)	First Lien	6M SOFR+	5.75%	1.00%	10.13%		4/28/2021	9/28/2028	Construction & Building	$8,219,623	8,178,802	8,219,623	2.19%
Total												$8,178,802	$8,219,623	2.19%
Said Intermediate, LLC	(9)									Boston, MA
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.83%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$7,405,714	7,282,454	7,257,600	1.93%
FCP-Said Holdings, LLC Class A Common Shares		Equity						6/13/2024			804	-	-	0.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity						6/13/2024			852	350,649	232,701	0.06%
Total												$7,633,103	$7,490,301	1.99%
Sales Benchmark Index, LLC										Dallas, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.50%		1/7/2020	7/7/2026	Services: Business	$12,076,837	12,076,837	12,076,837	3.22%
Revolver	(9)(11)	First Lien	3M SOFR+	5.00%	2.00%	9.50%		1/7/2020	7/7/2026		776,685	776,685	776,685	0.21%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	660,646	0.18%
Total												$13,519,252	$13,514,168	3.61%
Service Minds Company, LLC										Bradenton, FL
Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028	Services: Consumer	$5,324,759	5,274,814	3,248,103	0.87%
Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		83,115	83,115	50,700	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	7/2/2024	2/7/2028		20,223	20,223	40,446	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	9/13/2024	2/7/2028		20,000	20,000	40,000	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	11/12/2024	2/7/2028		45,000	45,000	90,000	0.02%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	1/3/2025	2/7/2028		10,000	10,000	20,000	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2025	2/7/2028		31,000	31,000	62,000	0.02%
Delayed Draw Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		98,473	97,941	60,069	0.02%
Total												$5,582,093	$3,611,318	0.97%
Simpler Trading, LLC										Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien		10.00%		-%	10.00%	12/28/2021	3/21/2030	Education	$2,725,758	2,734,028	2,725,758	0.73%
Simpler Trading, LLC Preferred Units (SBIC)		Equity						3/21/2025			1,657	1,656,650	1,069,869	0.29%
Simpler Ultimate Holdings, LLC Class A Units (SBIC)		Equity						3/21/2025			281,936	281,936	-	0.00%
Total												$4,672,614	$3,795,627	1.02%
Solid Surface Holdco, LLC	(9)									Charlotte, NC
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.32%		6/6/2025	6/6/2030	Services: Business	$5,694,273	5,581,796	5,581,796	1.49%
Carolina Topco Holdings, LP Class A-1 Units		Equity						6/6/2025			3,774	377,437	377,437	0.10%
Total												$5,959,233	$5,959,233	1.59%
Strategus, LLC	(9)									Englewood, CO
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.55%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$7,801,439	7,672,002	7,684,417	2.05%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.55%		1/27/2025	1/27/2031		10,000	10,000	9,850	0.00%
CIVC Strategus Blocker, LLC Class A Units		Equity						1/27/2025			170	170,362	178,393	0.05%
Total												$7,852,364	$7,872,660	2.10%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units	(6)	Equity						3/1/2021		Aerospace & Defense	546,543	488,173	1,554,706	0.41%
Total												$488,173	$1,554,706	0.41%
Teckrez, LLC										Jacksonville, FL
Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.18%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$4,261,762	4,210,101	4,240,453	1.13%
Revolver	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.18%		5/24/2024	11/30/2028		1,442,221	1,442,221	1,435,010	0.38%
HH-Teckrez Parent, LP Preferred Units		Equity						5/24/2024			90,139	90,139	123,311	0.03%
Total												$5,742,461	$5,798,774	1.54%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.90%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,318,115	10,139,075	10,318,115	2.75%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.90%		9/30/2024	8/7/2028		798,001	784,555	798,001	0.21%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			677,548	677,548	629,251	0.17%
Total												$11,601,178	$11,745,367	3.13%
Tiger 21, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.30%		12/30/2024	12/30/2030	Services: Consumer	$11,940,000	11,716,217	11,820,600	3.15%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity						12/30/2024			565	564,635	725,222	0.19%
Total												$12,280,852	$12,545,822	3.34%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.45%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$92,122	91,610	88,898	0.02%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.45%		4/1/2022	12/31/2026		13,043	13,043	12,586	0.00%
Total												$104,653	$101,484	0.02%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		3/2/2021	3/2/2026	High Tech Industries	$9,478,283	9,445,441	9,478,283	2.53%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		8/4/2023	3/2/2026		2,423,762	2,408,446	2,423,762	0.65%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		3/2/2021	3/2/2026		33,333	33,333	33,333	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.70%		8/4/2023	3/2/2026		676,702	674,451	676,702	0.18%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			908,333	947,699	1,982,563	0.53%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	390,381	0.10%
Total												$13,769,624	$14,985,024	4.00%
TriplePoint Acquisition Holdings LLC	(9)									Columbus, OH
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.55%		5/31/2024	5/31/2029	Construction & Building	$5,302,926	5,215,053	5,302,926	1.41%
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.55%		4/8/2025	5/31/2029		1,769,375	1,735,719	1,769,375	0.47%
TriplePoint Holdco LLC Class A Units	(6)	Equity						5/31/2024			557,968	531,752	1,264,857	0.34%
Total												$7,482,524	$8,337,158	2.22%
Unicat Catalyst Holdings, LLC	(21)									Alvin, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.93%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$6,750,000	6,723,611	6,750,000	1.80%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	618,485	0.16%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			869	52,644	61,571	0.02%
Total												$7,526,255	$7,430,056	1.98%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.75%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$14,385,586	14,287,502	13,450,523	3.58%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,737,087	1,353,155	307,248	0.08%
Total												$15,640,657	$13,757,771	3.66%
USDTL AcquisitionCo, Inc.	(9)									Des Plaines, IL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.00%	1.50%	9.30%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$5,970,000	5,859,145	5,880,450	1.57%
USDTL Holdings, LLC Preferred Units		Equity						12/9/2024			110	110,000	141,670	0.04%
Total												$5,969,145	$6,022,120	1.61%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)	First Lien		12.75%		4.25%	8.50%	3/13/2020	3/13/2026	Services: Business	$15,230,687	15,192,366	13,859,924	3.69%
Term Loan B		First Lien		12.75%		4.25%	8.50%	3/13/2020	3/13/2026		173,295	172,859	157,698	0.04%
Revolver		First Lien		12.75%		4.25%	8.50%	3/13/2020	3/13/2026		2,690,588	2,690,588	2,448,435	0.65%
Delayed Draw Term Loan		First Lien		12.75%		4.25%	8.50%	3/13/2020	3/13/2026		5,193,454	5,185,862	4,726,043	1.26%
Venbrook Holdings, LLC Convertible Term Loan	(14)	Unsecured		10.00%	-%	-%	10.00%	3/31/2022	12/20/2028		114,540	114,540	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$24,175,477	$21,192,100	5.64%
WER Holdings, LLC	(9)									Sugar Hill, GA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.82%		4/11/2024	4/11/2030	Services: Business	$2,677,122	2,631,817	2,677,122	0.71%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.83%		5/30/2025	4/11/2030		426,885	420,566	426,885	0.11%
Revolver	(4)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.83%		4/11/2024	4/11/2030		49,445	49,445	49,445	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.83%		4/11/2024	4/11/2030		1,333,032	1,320,458	1,333,032	0.36%
Blade Landscape Investments, LLC Class A Units		Equity						4/11/2024			1,803	180,300	235,218	0.06%
Total												$4,602,586	$4,721,702	1.25%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage & Food	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			280,939	182,610	-	0.00%
Total												$682,610	$-	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,288,000	12,230,730	12,288,000	3.27%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		6/25/2021	6/25/2026		130,000	130,000	130,000	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.95%		6/25/2021	6/25/2026		2,165,090	2,159,610	2,165,090	0.58%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	1,920,654	0.51%
Total												$15,573,818	$16,503,744	4.39%
Total Non-control, non-affiliated investments												$957,687,672	$972,839,633	259.17%
Total Investments												$990,419,688	$985,885,674	262.64%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(610,514,784)	(162.64)%
NET ASSETS													$375,370,890	100.00%

(1)
The fair value of the investment was determined using significant unobservable inputs. See Note 1 to the consolidated financial statements contained herein for a discussion of the methodologies used to value securities in the portfolio. All investments are valued using significant unobservable inputs, which are considered level 3 under the fair value hierarchy.

(2) Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).

(4)
Investments held by the SBIC subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $15,577,745 of cash and $228,110,354 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $20,738,588 of cash and $258,636,025 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(6) Security is income-producing through dividends or distributions.
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.2% of the Company’s total assets as of June 30, 2025.

(8)
Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(9) As of June 30, 2025, the Company had the following outstanding revolver and delayed draw term loan commitments:

(10)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$57,500	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	444,803	0.50%	May 7, 2026
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
ADS Group Opco, LLC	Revolver	34,148	0.00%	December 31, 2027
AGT Robotique Inc.	Revolver	1,526,600	0.50%	June 22, 2029
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	500,000	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	100,000	0.50%	July 1, 2028
ArborWorks, LLC	Revolver	1,248,416	0.00%	November 6, 2028
Axis Portable Air LLC	Revolver	100,000	0.50%	March 22, 2028
Bart & Associates, LLC	Revolver	1,046,677	0.50%	August 16, 2030
Bart & Associates, LLC	Delayed Draw Term Loan	1,733,387	1.00%	August 16, 2030
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
Carolinas Buyer, Inc.	Delayed Draw Term Loan	2,216,358	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	100,000	0.50%	December 20, 2030
CEATI International Inc.	Revolver	100,000	0.50%	December 31, 2027
Cerebro Buyer, LLC	Delayed Draw Term Loan	1,130,707	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	91,000	0.50%	September 1, 2026
Channel Partners Intermediateco, LLC	Revolver	30,000	0.50%	February 7, 2027
CompleteCase, LLC	Revolver	166,667	0.50%	December 21, 2025
Compost 360 Acquisition, LLC	Revolver	39,417	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	88,333	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	35,499	0.50%	July 29, 2027
Environmental Remedies, LLC	Delayed Draw Term Loan	2,681,986	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	100,000	0.50%	January 15, 2030
Equine Network, LLC	Revolver	50,000	0.50%	May 22, 2028
Eskola, LLC	Delayed Draw Term Loan**	3,918,298	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	1,142,290	0.50%	April 1, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	627,139	1.00%	March 12, 2029
FiscalNote Boards LLC	Revolver	391,962	0.50%	March 12, 2029
GS HVAM Intermediate, LLC	Revolver	2,651,515	0.50%	February 28, 2026
GSF Buyer, LLC	Delayed Draw Term Loan	2,847,136	1.00%	April 30, 2031
GSF Buyer, LLC	Revolver	100,000	0.50%	April 30, 2031
Guidant Corp.	Revolver	633,424	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	25	0.50%	December 17, 2026
Identity Theft Guard Solutions, Inc.	Revolver	100,000	0.50%	February 28, 2030
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2026
iNovex Information Systems Incorporated	Revolver	59,000	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	3,561,003	1.00%	June 3, 2030
International Cybernetics Acquisition, LLC	Revolver	100,000	0.50%	June 3, 2030
J.R. Watkins, LLC	Revolver	231,660	0.00%	May 3, 2026

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Lightning Intermediate II, LLC	Revolver	$100,000	0.50%	June 6, 2027
MacKenzie-Childs Acquisition, Inc.	Revolver	33,333	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	52,632	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	500,000	1.00%	November 15, 2029
MBH Management LLC	Revolver	500,000	0.50%	November 15, 2029
MedLearning Group, LLC	Delayed Draw Term Loan	1,956,150	1.00%	December 30, 2027
Michelli, LLC	Revolver	1,296,076	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	109,312	1.00%	June 7, 2030
Mobotrex Acquisition, LLC	Revolver	80,000	0.50%	June 7, 2030
MOM Enterprises, LLC	Revolver	100,000	0.50%	May 19, 2026
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	173,452	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	505,902	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
NINJIO, LLC	Revolver	100,000	0.50%	October 12, 2027
Norplex Micarta Acquisition, Inc.	Revolver	500,000	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	100,000	0.50%	January 10, 2030
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,753,955	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	100,000	0.50%	January 16, 2031
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
RIA Advisory Borrower, LLC	Revolver	14,169	0.50%	August 2, 2027
Rogers Mechanical Contractors, LLC	Revolver	83,333	0.50%	September 28, 2028
Said Intermediate, LLC	Revolver	1,168,831	0.50%	June 13, 2029
Sales Benchmark Index, LLC	Revolver	332,865	0.50%	July 26, 2026
Simpler Trading, LLC	Revolver	20,000	0.50%	March 21, 2030
Solid Surface Holdco, LLC	Delayed Draw Term Loan	4,270,705	1.00%	June 6, 2030
Solid Surface Holdco, LLC	Revolver	100,000	0.50%	June 6, 2030
Strategus, LLC	Delayed Draw Term Loan	2,524,737	1.00%	January 27, 2031
Strategus, LLC	Revolver	90,000	0.50%	January 27, 2031
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
Tiger 21, LLC	Revolver	100,000	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	86,957	0.50%	December 31, 2026
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	March 2, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,339,123	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	743,957	0.50%	May 31, 2029
U.S. Expediters, LLC	Revolver	30,000	0.50%	December 22, 2026
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	500,000	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	100,000	0.50%	December 9, 2030
WER Holdings, LLC	Delayed Draw Term Loan	958,049	0.00%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	1,408,896	0.00%	April 11, 2030
WER Holdings, LLC***	Revolver	774,633	0.50%	April 11, 2030
Xanitos, Inc.	Revolver	70,000	0.50%	June 25, 2026
	Total Unfunded Debt Commitments	$58,445,238

(a)
A

* Included in this investment is a Line of Credit in the amount of $4,861, with a Line of Credit rate of 5.25% and a maturity of July 1, 2028.

** This a last-out delayed draw term loan with contractual rates higher than the applicable rates.

*** Included in this investment is a Line of Credit in the amount of $42,138, with Line of Credit rate of 5.50% and a maturity of April 11, 2030.

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
(15) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $292,259.
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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(19)
Investment has been on non-accrual since the later of January 1, 2024 or the investment date
(20)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.00% and a maturity of December 31, 2025.
(21)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,000,000, with an unfunded rate of 0.00% and a maturity of April 27, 2026. The Company has full discretion to fund the revolver commitment.
(22)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,886,286, with an unfunded rate of 0.00% and a maturity of September 3, 2026. The Company has full discretion to fund the revolver commitment.
(23)
As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three and six months ended June 30, 2025 in portfolio companies deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2024	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	June 30, 2025	Interest Income
Investments	Security	Value	(a)	(b)	Gain (Loss)	Appreciation (Depreciation)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$254,101	$-	$-	$-	$94,111	$348,212	$-
Term Loan A-2	First Lien	87,877	-	-	-	32,547	120,424	-
Term Loan A-3	First Lien	31,142	-	-	-	11,533	42,675	-
Term Loan A-4	First Lien	1,505,537	-	-	-	-	1,505,537	-
Term Loan A-5	First Lien	5,710,182	-	-	-	-	5,710,182	-
Revolver	First Lien	63,597	-	-	-	-	63,597	-
EH Holdco, LLC Common Units	Equity	-	-	-	-	-	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
J.R. Watkins, LLC							-	-
Term Loan	First Lien	$2,855,414	$-	$-	$-	$-	2,855,414	-
Revolver	First Lien	236,250	75,000	-	-	2,088,750	2,400,000	-
Class A Preferred	Equity	-	-	-	(1,132,576)	1,132,576	-	-
Class A Units	Equity	-	-	-	-	-	-	-
Total Control Investments		$10,744,100	$75,000	$-	$(1,132,576)	$3,359,517	$13,046,041	$-

(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b) Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.

(c) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the “Control” category.

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

December 31, 2024

(1)
The fair value of the investment was determined using significant unobservable inputs. See Note 1 to the consolidated financial statements contained herein for a discussion of the methodologies used to value securities in the portfolio.

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

June 30, 2025

(unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies (“ASC Topic 946”). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, qualifies, and intends to qualify annually to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company’s investment activities are managed by the Company’s investment adviser, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

As of June 30, 2025, the Company had issued a total of 28,416,148 shares and raised $411,669,739 in gross proceeds since Inception, incurring an aggregate of $12,570,043 in offering expenses and underwriting fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $399,772,613. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 to the consolidated financial statements contained herein for further details.

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

The SBIC licenses allow the SBIC subsidiary and SBIC II subsidiary (together, “the SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC I subsidiary, SBA regulations limit the amount that the SBIC I subsidiary may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA. For the SBIC II subsidiary, SBA regulations limit the amounts that the SBIC II subsidiary may borrow to

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

$175,000,000 when the licensee has at least $87,500,000 in regulatory capital, as such term is defined by the SBA. For two or more SBICs under common control, the maximum amount of outstanding SBA-guaranteed debentures cannot exceed $350,000,000. As of both June 30, 2025 and December 31, 2024, the SBIC I subsidiary had $75,000,000 in regulatory capital. As of both June 30, 2025 and December 31, 2024, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of June 30, 2025 and December 31, 2024, the SBIC I subsidiary had $133,750,000 and $150,000,000 of SBA-guaranteed debentures outstanding, respectively. As of both June 30, 2025 and December 31, 2024, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding. See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

Under the 1940 Act, the Company is allowed to incur a maximum asset coverage ratio of 150% if certain requirements are met, including the approval of a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Company’s Board of Directors (the “Board”) and the approval of the Company’s stockholders. On April 4, 2018, the Board, including a “required majority” of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, the Company’s stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio requirement applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing. As of June 30, 2025, the Company’s asset coverage ratio was 211%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Cash and Cash Equivalents

Cash consists of bank demand deposits. The Company deems certain money market mutual funds, U.S. Treasury Bills, and other high-quality, short-term debt securities as cash equivalents.

As of June 30, 2025, cash balances totaling $126,471, including foreign currency of $974 (acquisition cost of $974), did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000. In addition, as of June 30, 2025, the Company held $39,865,219 in cash equivalents in money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote.

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

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2025, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include company details; credit, market and liquidity risk and events; financial health of the company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and Notes Payable as prepared for disclosure purposes was $295,382,752 (Level 3 classification) and $170,574,323 (Level 2 classification), respectively. See Note 6 to the consolidated financial statements contained herein for further discussion regarding the fair value measurements and hierarchy.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of the Company’s Credit Facility, Notes Payable and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and are presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statements of Changes in Net Assets as a reduction to Paid-in capital. As of June 30, 2025, there was $109,059 of such costs, which is included in “Deferred offering costs” on the Consolidated Statement of Assets and Liabilities.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

As a BDC, the Company will generally invest in illiquid loans and securities, including debt and equity securities of private lower middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third-party price for securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith under procedures adopted by a BDC's board or valuation designee, as applicable. Under procedures established by the Board, the Company values investments for which market quotations are readily available at such market quotations. The Company obtains these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available; otherwise, by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by the Board. Such determination of fair value may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

Debt and equity investments purchased within approximately 90 days of the valuation date will be valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, the Board values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board uses the pricing indicated by the external event to corroborate and/or assist in the valuation. Because the Company expects that there will not be a readily available market quotation for many of the investments in its portfolio, the Company expects to value most of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In following these approaches, the types of factors that will be taken into account in fair value pricing investments include, as relevant, but are not limited to:

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

June 30, 2025

(unaudited)

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

A presentation of the interest income the Company has earned from portfolio companies for the three and six months ended June 30, 2025 and 2024 is as follows:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Loan interest	$22,127,706	$23,480,314	$44,478,212	$46,471,401
PIK income	1,519,405	805,814	2,495,884	1,555,868
Fee amortization income(1)	790,544	750,791	1,551,927	1,522,532
Fee income acceleration(2)	216,550	128,025	255,298	653,630
Total Interest Income	$24,654,205	$25,164,944	$48,781,321	$50,203,431
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of interest income. As of June 30, 2025, the Company had loans to five portfolio companies that were on non-accrual status, which represented approximately 6.8% of the Company’s loan portfolio at cost and 3.8% at fair value. As of December 31, 2024, the Company had loans to seven portfolio companies that were on non-accrual status, which represented approximately 8.3% of the Company’s loan portfolio at cost and 5.4% at fair value. As of June 30, 2025 and December 31, 2024, $8,731,449 and $6,509,852, respectively, of income from investments on non-accrual had not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

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

Current income tax expense for the three months ended June 30, 2025 and 2024 of $428,951 and $574,037, respectively, was mostly related to excise and franchise taxes. Income tax expense for the six months ended June 30, 2025 and 2024 of $928,498 and $944,756, respectively, was mostly related to excise and franchise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of June 30, 2025 and December 31, 2024, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and six months ended June 30, 2025 and 2024 were de minimis.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The Taxable Subsidiaries are direct wholly owned subsidiaries of the Company that have elected to be treated as corporations for U.S. federal income tax purposes, and as a result, the income of the Taxable Subsidiaries is subject to U.S. federal income tax at corporate rates. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies that are “pass through” entities for tax purposes and continue to comply with the “source-of-income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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

For both the three and six months ended June 30, 2025, the Company recorded deferred income tax benefit of $0 related to the Taxable Subsidiaries. For the three and six months ended June 30, 2024, the Company recorded deferred income tax benefit of $381,500 and $188,893, respectively, related to the Taxable Subsidiaries. In addition, as of both June 30, 2025 and December 31, 2024, the Company had a net deferred tax liability of $0.

Earnings per Share

Basic per share calculations are computed utilizing the weighted average number of shares of the Company’s common stock outstanding for the period. The Company has no common stock equivalents. As a result, there is no difference between diluted earnings per share and basic per share amounts.

Paid-In Capital

The Company records the proceeds from the sale of shares of its common stock on a net basis to (i) capital stock and (ii) paid-in capital in excess of par value, excluding all commissions and marketing support fees.

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Accumulated net realized loss from investments, net of cumulative dividends of $30,352,761 for both periods	$(48,094,955)	$(41,267,707)
Net realized loss on foreign currency translations	(262,959)	(213,301)
Net unrealized depreciation on non-controlled, non-affiliated investments and cash equivalents, net of deferred tax liability of $0 for both periods	(4,685,340)	(7,312,300)
Net unrealized appreciation (depreciation) on foreign currency translations	23,646	(15,219)
Accumulated undistributed net investment income	36,052,743	39,153,714
Total distributable loss	$(16,966,865)	$(9,654,813)

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

See Note 13 to the consolidated financial statements contained herein for further discussion regarding recently issued accounting standards.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes the impact of the recently issued standards and any that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

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

For the three and six months ended June 30, 2025, the Company recorded an expense for base management fees of $4,279,441 and $8,334,167, respectively. For the three and six months ended June 30, 2024, the Company recorded an expense for base management fees of $3,852,233 and $7,704,466, respectively. As of June 30, 2025 and December 31, 2024, $4,279,441 and $4,034,109 of such management fees, respectively, were payable to Stellus Capital.

The incentive fee has two components, the investment income incentive fee and the capital gains incentive fee, as follows:

Investment Income Incentive Fee

The investment income component of the incentive fee (“Income Incentive Fee”) is calculated, and payable to the Advisor, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as the “Hurdle”). Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus the Company’s operating expenses for the quarter, excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the Hurdle but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “Catch-up”) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets.

The foregoing Income Incentive Fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any Income Incentive Fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the Catch-up, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then-current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

For the three and six months ended June 30, 2025, the Company incurred $2,158,075 and $4,294,566 of Income Incentive Fees, respectively. For the three and six months ended June 30, 2024, the Company incurred $2,542,530 and $5,051,640 of Income Incentive Fees, respectively. As of June 30, 2025 and December 31, 2024, $2,052,194 and $3,109,560, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,104,958 and $2,351,703, respectively, were currently payable (as explained below). As of June 30, 2025 and December 31, 2024, $947,236 and $757,857, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For the three and six months ended June 30, 2025, $928,926 and $2,171,769, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation. For the three and six months ended June 30, 2024, $1,622,542 and $1,826,893, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

U.S. GAAP requires that the Capital Gains Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the Capital Gains Incentive Fee actually payable under the Investment Advisory Agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

For both the three and six months ended June 30, 2025 and 2024, the Company did not incur any Capital Gains Incentive Fee. As of both June 30, 2025 and December 31, 2024, no Capital Gains Incentive Fees were accrued.

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income incentive fees incurred	$2,158,075	$2,542,530	$4,294,566	$5,051,640
Income incentive fees waived	(928,926)	(1,622,542)	(2,171,769)	(1,826,893)
Incentive fees expense	$1,229,149	$919,988	$2,122,797	$3,224,747

	June 30, 2025	December 31, 2024
Investment income incentive fee currently payable	$1,104,958	$2,351,703
Investment income incentive fee deferred	947,236	757,857
Incentive fee payable	$2,052,194	$3,109,560

Director Fees

For the three and six months ended June 30, 2025, the Company recorded an expense relating to independent director fees of $93,250 and $204,500, respectively. For the three and six months ended June 30, 2024, the Company recorded an expense relating to independent director fees of $114,250 and $222,500, respectively. As of both June 30, 2025 and December 31, 2024, the Company had no unpaid independent director fees.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of June 30, 2025, there was $1,088,287 due to related parties related to interest paid by a borrower to the Company as administrative agent, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2024, there was no cash due to related parties related to interest paid by a borrower to a Company as administrative agent. Additionally, as of June 30, 2025, there was $1,773,132 due to other investment funds related to interest paid by a borrower to the Company as administrative agent, which is included in “Other accrued expenses and liabilities” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2024, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent.

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

For the three and six months ended June 30, 2025, the Company recorded expenses of $398,129 and $769,103, respectively, related to the Administration Agreement that are included in “Administrative services expenses” on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company recorded expenses of $397,626 and $811,304, respectively, related to the Administration Agreement that are included in “Administrative services expenses” on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $398,129 and $413,678, respectively, remained payable to Stellus Capital related to the Administration Agreement and were included in “Administrative services payable” on the Company’s Consolidated Statements of Assets and Liabilities.

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

June 30, 2025

(unaudited)

advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. Stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders is declared out of assets legally available for distribution.

For the three and six months ended June 30, 2025, the Company declared aggregate distributions of $0.40 and $0.80 per share on its common stock, respectively. For the three and six months ended June 30, 2024, the Company declared aggregate distributions of $0.40 and $0.80 per share on its common stock, respectively. The distributions declared for the three and six months ended June 30, 2024 differ from the amounts disclosed in the Statements of Operations as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period-end. The Company has declared aggregate distributions of $17.35 per share on its common stock since Inception as described below:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023			$1.60
Fiscal 2024			$1.60
Fiscal 2025
January 9, 2025	January 31, 2025	February 14, 2025	$0.1333
January 9, 2025	February 28, 2025	March 14, 2025	$0.1333
January 9, 2025	March 31, 2025	April 15, 2025	$0.1333
April 4, 2025	April 30, 2025	May 15, 2025	$0.1333
April 4, 2025	May 30, 2025	June 13, 2025	$0.1333
April 4, 2025	June 30, 2025	July 15, 2025	$0.1333
Total			$17.35
(1)	Distributions for fiscal years 2012 through 2024 are shown in aggregate amounts.

The Company has adopted an “opt-out” dividend reinvestment plan (“DRIP”), pursuant to which a stockholder whose shares are held in his own name will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless he elects to receive distributions in cash. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker of the nominee permits participation in the Company’s DRIP.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during either of the three and six months ended June 30, 2025 or 2024.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Year ended December 31, 2024	3,355,476	46,494,756	698,166	435,390	—	45,361,200	13.86
Three months ended March 31, 2025	656,085	9,256,982	138,908	179,987	—	8,938,087	14.11
Three months ended June 30, 2025	278,945	3,896,384	58,556	14,913	—	3,822,915	13.97
Total	28,416,148	$411,669,739	$9,291,605	$3,278,438	$672,917	$399,772,613
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the three and six months ended June 30, 2025 and years ended December 31, 2024, 2023, 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, and $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Total Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024 in the amount of $7,434,858, which represents a cumulative tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, the Company no longer sold any shares under the 2021 Equity Distribution Agreement. The Company refers to its issuance and sale of shares under the Equity Distribution Agreements as the "ATM Program".

The Company issued 278,945 and 935,030 shares during the three and six months ended June 30, 2025, respectively, under the ATM Program, for gross proceeds of $3,896,384 and $13,153,366 and underwriting fees and other expenses of $73,469 and $392,364, respectively. The average per share offering price of shares issued in the ATM Program during the three and six months ended June 30, 2025 was $13.97 and $14.07, respectively. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For the three and six months ended June 30, 2025, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2025 and 2024.

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase in net assets resulting from operations	$10,145,410	$8,544,286	$15,138,955	$21,692,746
Weighted average common shares	28,412,849	24,733,966	28,009,969	24,429,804
Net increase in net assets resulting from operations per share	$0.36	$0.35	$0.54	$0.89

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

At June 30, 2025, the Company had investments in 112 portfolio companies. The composition of the Company’s investments as of June 30, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$911,159,388	$877,969,380
Senior Secured – Second Lien	12,094,812	12,025,000
Unsecured Debt	6,952,712	6,781,475
Equity	60,212,776	89,109,819
Total Investments	$990,419,688	$985,885,674
(1)	Includes unitranche investments, which accounted for 2.8% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had 71 and 71 of such investments, respectively, with aggregate unfunded commitments of $58,737,497 and $41,286,752, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Aggregate cost of portfolio company securities	$990,419,688	$961,788,706
Gross unrealized appreciation of portfolio company securities	61,493,693	47,590,719
Gross unrealized depreciation of portfolio company securities	(66,179,033)	(54,903,019)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	151,326	3,973
Gross unrealized depreciation on foreign currency translations of portfolio company securities	—	(982,691)
Aggregate fair value of portfolio company securities	$985,885,674	$953,497,688

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2025 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$877,969,380	$877,969,380
Senior Secured – Second Lien	—	—	12,025,000	12,025,000
Unsecured Debt	—	—	6,781,475	6,781,475
Equity	—	—	89,109,819	89,109,819
Total Investments	$—	$—	$985,885,674	$985,885,674

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2024 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$856,096,255	$856,096,255
Senior Secured – Second Lien	—	—	11,948,850	11,948,850
Unsecured Debt	—	—	6,612,493	6,612,493
Equity	—	—	78,840,090	78,840,090
Total Investments	$—	$—	$953,497,688	$953,497,688

The change in aggregate values of Level 3 portfolio investments during the six months ended June 30, 2025 was as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$856,096,255	$11,948,850	$6,612,493	$78,840,090	$953,497,688
Purchases of investments	75,050,254	—	9,454	4,833,753	79,893,461
PIK interest	2,291,636	—	200,915	—	2,492,551
Sales and redemptions	(46,261,639)	—	(21,325)	(2,061,312)	(48,344,276)
Realized losses	(5,651,670)	—	—	(1,196,307)	(6,847,977)
Change in unrealized (depreciation) appreciation included in earnings(1)	(6,081,655)	55,070	(31,155)	8,684,700	2,626,960
Change in unrealized appreciation on foreign currency included in earnings	1,117,858	—	3,291	8,895	1,130,044
Amortization of premium and accretion of discount, net	1,408,341	21,080	7,802	—	1,437,223
Fair value at end of period	$877,969,380	$12,025,000	$6,781,475	$89,109,819	$985,885,674
(1)	Includes reversal of positions during the six months ended June 30, 2025.

There were no Level 3 transfers during the six months ended June 30, 2025.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The change in aggregate values of Level 3 portfolio investments during the year ended December 31, 2024 was as follows:

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The following is a summary of geographical concentration of the Company’s investment portfolio as of June 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$181,009,004	$178,616,720	18.13%
Texas	154,757,077	154,093,434	15.63%
Florida	102,112,788	97,129,969	9.85%
Illinois	68,133,220	57,898,507	5.87%
Pennsylvania	53,161,589	55,629,689	5.64%
Arizona	43,393,641	48,742,361	4.94%
Ohio	35,311,853	37,352,049	3.79%
New York	36,124,132	36,553,332	3.71%
Colorado	39,122,251	35,802,183	3.63%
Canada	31,632,257	31,779,011	3.22%
North Carolina	26,879,809	28,150,062	2.86%
Massachusetts	24,356,787	24,831,780	2.52%
Georgia	12,781,388	23,988,501	2.43%
Tennessee	20,520,440	20,020,000	2.03%
Iowa	18,514,481	18,545,218	1.88%
Wisconsin	30,555,078	17,807,064	1.81%
District of Columbia	10,730,027	14,244,031	1.44%
New Jersey	11,200,761	11,891,076	1.21%
Michigan	11,601,178	11,745,367	1.19%
Idaho	10,930,056	10,983,367	1.11%
Missouri	10,315,484	10,605,105	1.08%
Virginia	9,458,832	9,367,399	0.95%
Louisiana	9,184,595	9,230,428	0.94%
Oregon	8,889,001	9,082,653	0.92%
Washington	7,844,732	8,872,263	0.90%
Maryland	7,524,975	7,514,173	0.76%
Minnesota	6,644,715	7,237,815	0.73%
South Carolina	4,838,982	4,986,488	0.51%
United Kingdom	2,146,785	2,189,670	0.22%
Indiana	743,770	995,959	0.10%
Total Investments	$990,419,688	$985,885,674	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The following is a summary of industry concentration of the Company’s investment portfolio as of June 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$244,182,386	$258,262,872	26.20%
High Tech Industries	91,009,383	94,251,008	9.56%
Healthcare & Pharmaceuticals	85,962,250	85,601,802	8.69%
Media: Advertising, Printing & Publishing	79,072,535	79,491,427	8.06%
Beverage & Food	66,466,812	71,783,476	7.28%
Consumer Goods: Non-Durable	63,276,327	54,148,707	5.49%
Capital Equipment	50,028,627	52,227,597	5.30%
Services: Consumer	48,987,156	46,657,723	4.73%
Construction & Building	33,509,105	34,228,429	3.47%
Consumer Goods: Durable	34,761,208	31,688,133	3.21%
Chemicals, Plastics, & Rubber	27,191,767	26,832,102	2.72%
Aerospace & Defense	27,570,043	23,217,974	2.36%
Environmental Industries	19,012,806	21,674,649	2.20%
Transportation & Logistics	17,869,351	18,117,259	1.84%
Retail	14,727,262	14,784,458	1.50%
Media: Broadcasting & Subscription	12,114,145	14,554,108	1.48%
Energy: Oil & Gas	11,755,487	11,034,597	1.12%
Hotel, Gaming, & Leisure	7,078,405	9,999,071	1.01%
FIRE: Real Estate	17,934,808	7,790,627	0.79%
Media: Diversified & Production	7,483,906	7,626,556	0.77%
Containers, Packaging, & Glass	20,682,222	7,247,988	0.74%
Finance	-	5,802,435	0.59%
Wholesale	5,071,083	5,067,049	0.51%
Education	4,672,614	3,795,627	0.38%
Total Investments	$990,419,688	$985,885,674	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2025:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$863,513,649	Income approach(2)	HY credit spreads	-9.27% to 8.48% (-0.31%)
			Risk free rates	-1.00% to 1.94% (-0.32%)
		Market approach(2)	Market multiples	3.4x to 26.9x (12.6x)(4)
	$14,455,731	Transaction value	Transaction price	N/A

Second lien debt	$12,025,000	Income approach(2)	HY credit spreads	-0.70% to -0.31% (-0.45%)
			Risk free rates	-0.53% to -0.05% (-0.23%)
		Market approach(2)	Market multiples	6.7x to 13.7x (11.1x)(4)

Unsecured debt	$6,781,475	Income approach(2)	HY credit spreads	-1.18% to 0.20% (0.19%)
			Risk free rates	-0.61% to -0.05% (-0.60%)

Equity investments	$72,402,235	Market approach(5)	EBITDA multiple	3.3x to 18.2x (10.3x)
			Revenue multiple	7.2x to 9.3x (8.0x)
	$564,426	Enterprise value	Enterprise value	N/A
	$16,143,158	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$985,885,674
(1)	Weighted average based on fair value as of June 30, 2025.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY credit spreads between the date a loan closed and the valuation date ranged from (9.27)% ( (927) basis points) to 8.48% (848 basis points). The average of all changes was (0.31)% ( (31) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$778,177,769	Income approach(2)	HY credit spreads	-3.39% to 8.32% (-0.54%)
			Risk free rates	-1.18% to 2.44% (0.19%)
		Market approach(2)	Market multiples	4.6x to 26.3x (13.3x)(4)
	$77,918,486	Transaction value	Transaction price	N/A

Second lien debt	$11,948,850	Income approach(2)	HY credit spreads	-0.72% to -0.32% (-0.46%)
			Risk free rates	-0.35% to 0.14% (-0.04%)
		Market approach(2)	Market multiples	5.3 to 11.8x (9.4x)(4)

Unsecured debt	$6,581,668	Income approach(2)	HY credit spreads	0.18% to 0.18% (0.18%)
			Risk free rates	-0.18% to -0.18% (-0.18%)
	$30,825	Transaction value	Transaction price	N/A

Equity investments	$64,002,282	Market approach(5)	EBITDA multiple	3.5x to 18.3x (10.4x)
	$14,837,808	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$953,497,688
(1)	Weighted average based on fair value as of December 31, 2024.
(2)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY credit spreads between the date a loan closed and the valuation date ranged from (3.39)% (339) basis points) to 8.32% (832 basis points). The average of all changes was (0.54)% ( (54) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is currently not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s business, financial condition or results of operations.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

As of June 30, 2025, the Company had $58,445,238 in unfunded debt commitments and $292,259 in unfunded equity commitments to 71 existing portfolio companies. As of December 31, 2024, the Company had $40,989,533 in unfunded debt commitments and $297,219 in unfunded equity commitments to 71 existing portfolio companies. As of June 30, 2025, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the six months ended

June 30, 2025	June 30, 2024
(unaudited)	(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$13.46	$13.26
Net investment income	0.69	0.90
Change in unrealized appreciation on investments	0.09	0.73
Net realized loss	(0.24)	(0.75)
Benefit for taxes on net unrealized depreciation on investments	—	0.01
Total from operations	$0.54	$0.89
Sales load	(0.01)	(0.02)
Offering costs	(0.01)	(0.01)
Stockholder distributions from:
Net investment income	(0.80)	(0.81)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.01	0.02
Other(6)	0.02	0.03
Net asset value at end of period	$13.21	$13.36
Per share market value at end of period	$13.94	$13.73
Total return based on market value(2)	7.32%	12.07%
Weighted average shares outstanding for the period	28,009,969	24,429,804
Ratio/Supplemental Data:(1)
Net assets at end of period	$375,370,890	$347,185,493
Weighted average net assets	$374,041,889	$325,868,428
Annualized ratio of gross operating expenses to net assets(5)	18.04%	19.90%
Annualized ratio of net operating expenses to net assets(5)(6)	16.87%	18.77%
Annualized ratio of interest expense and other fees to net assets	9.13%	9.78%
Annualized ratio of net investment income before fee waiver to net assets(5)	9.26%	12.43%
Annualized ratio of net investment income to net assets(5)	10.43%	13.56%
Portfolio turnover(3)	4.77%	16.31%
Notes payable	$175,000,000	$100,000,000
Credit Facility payable	$163,059,680	$169,438,912
SBA-guaranteed debentures	$308,750,000	$325,000,000
Asset coverage ratio(4)	2.11	x	2.29	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax benefit (provision) on net unrealized depreciation (appreciation) in Taxable Subsidiaries of $0 and $188,893 for the six months ended June 30, 2025 and 2024, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit (provision) on net unrealized depreciation (appreciation) to weighted average net assets for the six months ended June 30, 2025 and 2024 is 0.00% and 0.12%, respectively.
(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period-end.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2025 and December 31, 2024, the Company was in compliance with these covenants.

As of June 30, 2025 and December 31, 2024, $163,059,680 and $175,386,301, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for the Company’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2025, the Company has incurred costs of $7,321,527 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of June 30, 2025 and December 31, 2024, $2,437,240 and $3,071,986, respectively, of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on the Company’s Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	June 30, 2025	December 31, 2024
Credit Facility payable	$163,059,680	$175,386,301
Prepaid loan structure fees	(2,437,240)	(3,071,986)
Credit Facility payable, net of prepaid loan structure fees	$160,622,440	$172,314,315

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$2,868,425	$3,662,035	$6,757,582	$6,900,671
Loan fee amortization	319,127	279,672	634,745	544,379
Total interest and financing expenses	$3,187,552	$3,941,707	$7,392,327	$7,445,050
Weighted average interest rate	7.6%	8.4%	7.3%	8.4%
Effective interest rate (including fee amortization)	8.4%	9.0%	8.0%	9.1%
Average debt outstanding	$152,222,442	$175,362,520	$186,115,274	$164,873,233
Cash paid for interest and unused fees	$2,901,866	$3,734,072	$6,712,888	$6,914,281

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both June 30, 2025 and December 31, 2024, the SBIC I subsidiary had $75,000,000 regulatory capital and $133,750,000 and $150,000,000 of SBA-guaranteed debentures outstanding, respectively.

As of both June 30, 2025 and December 31, 2024, the SBIC II subsidiary had $87,500,000 in regulatory capital. As of both June 30, 2025 and December 31, 2024, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $497,698,533 and $510,105,270 in assets at June 30, 2025 and December 31, 2024, respectively, which accounted for approximately 48.1% and 52.0% of the Company’s total consolidated assets, respectively.

Debentures guaranteed by the SBA have fixed interest rates that equal prevailing 10-year U.S. Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures are also subject to certain fees payable by the SBICs at the time such debentures are drawn. SBA-guaranteed debenturesdrawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September of each applicable year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The following tables summarize the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of June 30, 2025:

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2025 and December 31, 2024, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the consolidated financial statements contained herein.

As of both June 30, 2025 and December 31, 2024, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees and are being amortized over the life of the debentures. As of June 30, 2025 and December 31, 2024, $3,376,801 and $3,748,061 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	June 30, 2025	December 31, 2024
SBA-guaranteed Debentures payable	$308,750,000	$325,000,000
Prepaid loan fees	(3,376,801)	(3,748,061)
SBA-guaranteed Debentures, net of prepaid loan fees	$305,373,199	$321,251,939

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$2,492,308	$2,608,663	$5,032,668	$5,222,714
Debenture fee amortization	182,276	236,004	371,260	550,059
Total interest and financing expenses	$2,674,584	$2,844,667	$5,403,928	$5,772,773
Weighted average interest rate	3.2%	3.2%	3.2%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%	3.6%
Average debt outstanding	$308,750,000	$325,000,000	$312,700,276	$325,000,000
Cash paid for interest	$—	$—	$5,188,661	$5,201,848

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes Payable”). The 2026 Notes Payable will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes Payable is payable semi-annually beginning September 30, 2021. As of both June 30, 2025 and December 31, 2024, the aggregate carrying amount of the 2026 Notes Payable was approximately $100,000,000. The 2026 Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the 2026 Notes Payable, the Company incurred $2,327,835 of fees, which are being amortized over the term of the 2026 Notes Payable. As of June 30, 2025 and December 31, 2024, $334,122 and $555,645 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

On April 1, 2025, the Company issued $75,000,000 in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

payable semi-annually beginning October 1, 2025. As of June 30, 2025, the aggregate carrying amount of the 2030 Notes Payable was approximately $75,000,000. The 2030 Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the 2030 Notes Payable, the Company incurred $2,469,056 of fees, which are being amortized over the term of the 2030 Notes Payable. As of June 30, 2025, $2,355,677 of prepaid financing costs had yet to be amortized. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$1,218,750	$1,224,750	$2,437,500	$2,443,500
Deferred financing costs	111,374	111,374	221,524	222,747
Total interest and financing expenses	$1,330,124	$1,336,124	$2,659,024	$2,666,247
Weighted average interest rate	4.9%	4.9%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%	5.4%	5.4%
Average debt outstanding	$100,000,000	$100,000,000	$100,000,000	$100,000,000
Cash paid for interest	$—	$6,000	$2,437,500	$2,443,500

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:

	June 30, 2025	December 31, 2024
2026 Notes Payable	$100,000,000	$100,000,000
Deferred financing costs	(334,122)	(555,645)
2026 Notes Payable, net of deferred financing costs and discount	$99,665,878	$99,444,355

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three and six months ended June 30, 2025:

	For the three months ended	For the six months ended
	June 30, 2025	June 30, 2025
Interest expense	$1,374,375	$1,374,375
Deferred financing costs	81,944	81,944
Discount amortization	31,436	31,436
Total interest and financing expenses	$1,487,755	$1,487,755
Weighted average interest rate	7.4%	7.4	%(1)
Effective interest rate (including fee amortization)	8.0%	8.0	%(1)
Average debt outstanding	$75,000,000	$75,000,000	(1)
Cash paid for interest	$15,000	$15,000

(1) Calculated for the period from April 1, 2025, the date of the 2030 Notes Payable offering, through June 30, 2025.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The following is a summary of the 2030 Notes Payable, net of deferred financing costs:

June 30, 2025
2030 Notes Payable	$75,000,000
Deferred financing costs	(1,616,862)
Discount on 2030 Notes Payable	(738,815)
2030 Notes Payable, net of deferred financing costs and discount	$72,644,323

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of June 30, 2025 and 2024, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to June 30, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	July 1, 2025	Bart & Associates, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$303,740	Equity
Add-On Investment	July 28, 2025	Equine Network, LLC*	Hosts competitions and provides services for the U.S. equine industry	$2,067,538	Senior Secured – First Lien
New Investment	July 31, 2025	The Millennium Alliance, LLC	Facilitator of peer-to-peer events connecting companies with technology solution providers	$11,500,000	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$515,556	Equity
New Investment	July 31, 2025	Project EC**	Provider of homecare services	$7,785,007	Senior Secured – First Lien
				$2,500,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$910,966	Equity
Add-On Investment	May 5, 2025	MedLearning Group, LLC*	Provider of continuing medical education services	$2,981,213	Senior Secured – First Lien

* Existing portfolio company

** The name of this portfolio company is not disclosed at this time due to confidentiality restrictions. The name of this portfolio company will be disclosed in the Company’s quarterly report for the quarter ending September 30, 2025.

The Company realized the following portfolio company investment subsequent to June 30, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	July 31, 2025	Rogers Mechanical Contractors, LLC	HVAC and plumbing designer, installer, and service provider for new/existing data centers, fulfilment sortation facilities, and warehouses	$8,272,652	Senior Secured – First Lien

* Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of August 6, 2025 was $162,200,000.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

Dividends Declared

On July 2, 2025, the Board declared a regular monthly dividend for each of July 2025, August 2025, and September 2025 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
7/2/2025	7/31/2025	7/31/2025	8/15/2025	$0.1333
7/2/2025	8/29/2025	8/29/2025	9/15/2025	$0.1333
7/2/2025	9/30/2025	9/30/2025	10/15/2025	$0.1333

NOTE 13 — REPORTABLE SEGMENTS

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07 - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of December 31, 2024 and has applied ASU 2023-07 retrospectively for the three and six months ended June 30, 2024. The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the consolidated statement of operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2025, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% subject to certain circumstances.

On April 4, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of June 30, 2025, our asset coverage ratio was 211%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately held lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) with a focus on investing through first lien (including unitranche) loans, often with a corresponding equity investmen.

As of June 30, 2025, we had $985.9 million (at fair value) invested in 112 portfolio companies. As of June 30, 2025, our portfolio included approximately 89% of first lien debt, 1% of second lien debt, 1% of unsecured debt and 9% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$911,159,388	$877,969,380
Senior Secured – Second Lien	12,094,812	12,025,000
Unsecured Debt	6,952,712	6,781,475
Equity	60,212,776	89,109,819
Total Investments at Fair Value	$990,419,688	$985,885,674
(1)	Includes unitranche investments, which account for 2.8% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2025 and December 31, 2024, we had unfunded commitments of $58.7 million and $41.3 million, respectively, to provide financing to 71 and 71 portfolio companies, respectively. As of June 30, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$181,009,004	$178,616,720	18.13%
Texas	154,757,077	154,093,434	15.63%
Florida	102,112,788	97,129,969	9.85%
Illinois	68,133,220	57,898,507	5.87%
Pennsylvania	53,161,589	55,629,689	5.64%
Arizona	43,393,641	48,742,361	4.94%
Ohio	35,311,853	37,352,049	3.79%
New York	36,124,132	36,553,332	3.71%
Colorado	39,122,251	35,802,183	3.63%
Canada	31,632,257	31,779,011	3.22%
North Carolina	26,879,809	28,150,062	2.86%
Massachusetts	24,356,787	24,831,780	2.52%
Georgia	12,781,388	23,988,501	2.43%
Tennessee	20,520,440	20,020,000	2.03%
Iowa	18,514,481	18,545,218	1.88%
Wisconsin	30,555,078	17,807,064	1.81%
District of Columbia	10,730,027	14,244,031	1.44%
New Jersey	11,200,761	11,891,076	1.21%
Michigan	11,601,178	11,745,367	1.19%
Idaho	10,930,056	10,983,367	1.11%
Missouri	10,315,484	10,605,105	1.08%
Virginia	9,458,832	9,367,399	0.95%
Louisiana	9,184,595	9,230,428	0.94%
Oregon	8,889,001	9,082,653	0.92%
Washington	7,844,732	8,872,263	0.90%
Maryland	7,524,975	7,514,173	0.76%
Minnesota	6,644,715	7,237,815	0.73%
South Carolina	4,838,982	4,986,488	0.51%
United Kingdom	2,146,785	2,189,670	0.22%
Indiana	743,770	995,959	0.10%
Total Investments at Fair Value	$990,419,688	$985,885,674	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$159,028,754	$154,041,942	16.15%
California	160,285,777	152,583,692	16.00%
Florida	108,434,730	104,718,969	10.98%
Illinois	66,486,029	56,591,435	5.94%
Pennsylvania	53,271,774	54,438,594	5.71%
Arizona	43,552,887	46,839,063	4.91%
New York	36,116,358	36,306,098	3.81%
Ohio	33,645,676	35,847,804	3.76%
Canada	32,107,256	32,375,749	3.40%
Colorado	31,283,806	28,218,186	2.96%
Wisconsin	27,935,159	23,352,084	2.45%
District of Columbia	22,711,852	26,654,283	2.80%
Georgia	12,391,680	23,345,077	2.45%
North Carolina	20,946,327	22,314,018	2.34%
Tennessee	20,490,429	20,703,772	2.17%
Massachusetts	19,965,590	20,559,398	2.16%
Missouri	18,590,476	18,712,569	1.96%
Iowa	13,486,486	13,486,486	1.41%
Idaho	11,763,648	11,830,192	1.24%
New Jersey	11,181,815	11,754,323	1.23%
Michigan	11,389,446	11,510,608	1.21%
Louisiana	9,216,389	9,371,830	0.98%
Virginia	9,293,896	9,373,367	0.98%
Washington	8,193,234	8,216,962	0.86%
Maryland	7,529,294	7,526,300	0.79%
Minnesota	6,448,091	6,452,144	0.68%
South Carolina	4,836,178	4,984,667	0.52%
Indiana	743,770	920,343	0.10%
United Kingdom	461,899	467,733	0.05%
	$961,788,706	$953,497,688	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$244,182,386	$258,262,872	26.20%
High Tech Industries	91,009,383	94,251,008	9.56%
Healthcare & Pharmaceuticals	85,962,250	85,601,802	8.69%
Media: Advertising, Printing & Publishing	79,072,535	79,491,427	8.06%
Beverage & Food	66,466,812	71,783,476	7.28%
Consumer Goods: Non-Durable	63,276,327	54,148,707	5.49%
Capital Equipment	50,028,627	52,227,597	5.30%
Services: Consumer	48,987,156	46,657,723	4.73%
Construction & Building	33,509,105	34,228,429	3.47%
Consumer Goods: Durable	34,761,208	31,688,133	3.21%
Chemicals, Plastics, & Rubber	27,191,767	26,832,102	2.72%
Aerospace & Defense	27,570,043	23,217,974	2.36%
Environmental Industries	19,012,806	21,674,649	2.20%
Transportation & Logistics	17,869,351	18,117,259	1.84%
Retail	14,727,262	14,784,458	1.50%
Media: Broadcasting & Subscription	12,114,145	14,554,108	1.48%
Energy: Oil & Gas	11,755,487	11,034,597	1.12%
Hotel, Gaming, & Leisure	7,078,405	9,999,071	1.01%
FIRE: Real Estate	17,934,808	7,790,627	0.79%
Media: Diversified & Production	7,483,906	7,626,556	0.77%
Containers, Packaging, & Glass	20,682,222	7,247,988	0.74%
Finance	—	5,802,435	0.59%
Wholesale	5,071,083	5,067,049	0.51%
Education	4,672,614	3,795,627	0.38%
Total	$990,419,688	$985,885,674	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$219,665,133	$234,908,112	24.64%
High Tech Industries	91,135,577	93,468,792	9.81%
Healthcare & Pharmaceuticals	85,300,317	85,478,418	8.97%
Media: Advertising, Printing & Publishing	71,318,416	72,291,584	7.58%
Beverage & Food	64,052,951	68,902,142	7.23%
Consumer Goods: Non-Durable	67,123,135	54,473,282	5.71%
Services: Consumer	49,388,222	46,066,301	4.83%
Capital Equipment	41,322,214	43,647,466	4.58%
Consumer Goods: Durable	43,393,413	42,094,390	4.41%
Chemicals, Plastics, & Rubber	36,693,101	36,907,602	3.87%
Construction & Building	32,374,992	32,979,859	3.46%
Aerospace & Defense	26,014,106	21,624,091	2.27%
Environmental Industries	18,903,681	18,282,056	1.92%
Transportation & Logistics	17,244,131	17,532,488	1.84%
Retail	14,799,085	14,723,620	1.54%
Media: Broadcasting & Subscription	12,170,577	14,314,711	1.50%
Containers, Packaging, & Glass	18,007,571	12,911,794	1.35%
Energy: Oil & Gas	11,353,959	10,728,031	1.13%
Hotel, Gaming, & Leisure	7,113,661	8,142,050	0.85%
FIRE: Real Estate	17,934,808	7,652,436	0.80%
Media: Diversified & Production	5,822,637	5,934,853	0.62%
Education	10,537,738	5,341,151	0.56%
Finance	119,281	5,092,459	0.53%
	$961,788,706	$953,497,688	100.00%

At June 30, 2025, our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.8 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $24.2 million and $21.2 million, respectively. At December 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $9.2 million and $9.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $23.2 million and $21.2 million, respectively.

At June 30, 2025 and December 31, 2024, 91.2% and 94.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), respectively, and 8.8% and 5.5% bore interest at fixed rates, respectively.

The weighted average yield on all of our debt investments as of June 30, 2025 and December 31, 2024 was approximately 10.2% and 10.3%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of June 30, 2025 and December 31, 2024 was approximately 9.6% and 9.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $40.0 million and $20.1 million, respectively.

Investment Activity

During the six months ended June 30, 2025, we made an aggregate of $78.2 million of investments in nine new portfolio companies and 13 existing portfolio companies. During the six months ended June 30, 2025, we received an aggregate of $46.6 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2025			As of December 31, 2024
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$246.2	25%	27	$227.2	24%	24
2	581.5	59%	65	564.5	59%	61
3	123.8	12%	13	112.0	12%	11
4	29.1	3%	4	41.3	4%	5
5	5.3	1%	4	8.5	1%	5
Total	$985.9	100%	113	$953.5	100%	106
(1)	One portfolio company appears in two categories as of both June 30, 2025 and December 31, 2024.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2025, we had loans to five portfolio companies that were on non-accrual status, which represented approximately 6.8% of our loan portfolio at cost and 3.8% at fair value. As of December 31, 2024, we had loans to seven portfolio companies that were on non-accrual status, which represented approximately 8.3% of our loan portfolio at cost and 5.4% at fair value. As of June 30, 2025 and December 31, 2024, $8.7 million and $6.5 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Three and Six Months Ended ended June 30, 2025 and 2024

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2025 and 2024 (in millions).

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income(1)	$22.9	$24.2	$46.0	$48.0
PIK interest	1.5	0.8	2.5	1.6
Miscellaneous fees(1)	1.3	1.6	2.1	3.1
Total	$25.7	$26.6	$50.6	$52.6
(1)	For the three and six months ended June 30, 2025, we recognized $0.6 million and $0.7 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions. For the three and six months ended June 30, 2024, we recognized $0.6 million and $1.4 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The decrease in investment income for the three and six months ended June 30, 2025 was due primarily to a decrease in prevailing market rates on our loans, typically in reference to the Secured Overnight Financing Rate (“SOFR”), and a decrease in non-recurring income, partially offset by an increase in our principal debt outstanding.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);

●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2025 and 2024 (in millions).

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating Expenses
Management fees	$4.3	$3.9	$8.4	$7.7
Valuation fees	—	—	0.2	0.2
Administrative services expenses	0.5	0.5	0.9	1.0
Income incentive fees	2.2	2.6	4.3	5.1
Professional fees	0.3	0.2	0.7	0.5
Directors’ fees	0.1	0.1	0.2	0.2
Insurance expense	0.1	0.1	0.2	0.2
Interest expense and other fees	8.7	8.1	17.0	15.9
Income tax expense	0.4	0.6	0.9	0.9
Other general and administrative expenses	0.5	0.4	0.7	0.7
Total Operating Expenses	$17.1	$16.5	$33.5	$32.4
Income incentive fee waiver	(1.0)	(1.7)	(2.2)	(1.8)
Total Operating Expenses, net of fee waivers	$16.1	$14.8	$31.3	$30.6

The increase in operating expenses for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was due to increased management fees and interest expense due to overall portfolio growth.

Net Investment Income

For the three months ended June 30, 2025, net investment income was $9.6 million, or $0.34 per common share (based on 28,412,849 weighted average shares outstanding for the three months ended June 30, 2025).

For the three months ended June 30, 2024, net investment income was $11.8 million, or $0.48 per common share (based on 24,733,966 weighted average shares outstanding for the three months ended June 30, 2024).

For the six months ended June 30, 2025, net investment income was $19.4 million, or $0.69 per common share (based on 28,009,969 weighted average shares outstanding for the six months ended June 30, 2025).

For the six months ended June 30, 2024, net investment income was $22.0 million, or $0.90 per common share (based on 24,429,804 weighted average shares outstanding for the six months ended June 30, 2024).

The decrease in net investment income over the respective three and six month periods was due to decreased interest income as explained in the “Revenues” section above, offset by lower operating expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure net realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended June 30, 2025 totaled $31.6 million and net realized losses totaled ($0.9) million.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended June 30, 2024 totaled $40.7 million and net realized gains totaled $2.0 million.

Proceeds from repayments of investments and amortization of certain other investments for the six months ended June 30, 2025 totaled $46.6 million and net realized losses totaled ($6.8) million.

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

Net change in unrealized appreciation (depreciation) on investments and cash equivalents for the three months ended June 30, 2025 and 2024 totaled $1.4 million and ($5.6) million, respectively.

The change in unrealized appreciation over the respective periods was due to reversals of previous write-downs that were realized and company-specific investment write-ups, offset by company-specific write-downs.

Net change in unrealized appreciation on investments and cash equivalents for the six months ended June 30, 2025 and 2024 totaled $2.6 million and $17.9 million, respectively.

The change in unrealized appreciation over the respective periods was due to reversals of previous write-downs that were realized and company-specific investment write-downs, offset by company-specific write-ups.

Benefit for Taxes on Unrealized Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and six months ended June 30, 2025, we recognized a benefit for income tax on unrealized investments of $0.0 million for the Taxable Subsidiaries. For the three and six months ended June 30, 2024, we recognized a benefit for income tax on unrealized investments of $0.4 million and $0.2 million for the Taxable Subsidiaries, respectively. As of both June 30, 2025 and December 31, 2024, there was $0.0 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2025, net increase in net assets resulting from operations totaled $10.1 million, or $0.36 per common share (based on 28,412,849 weighted average shares outstanding for the three months ended June 30, 2025).

For the three months ended June 30, 2024, net increase in net assets resulting from operations totaled $8.5 million, or $0.35 per common share (based on 24,733,966 weighted average shares outstanding for the three months ended June 30, 2024).

The net increase in net assets between the respective periods was due to higher unrealized appreciation, offset by lower realized gains in the current year.

For the six months ended June 30, 2025, net increase in net assets resulting from operations totaled $15.1 million, or $0.54 per common share (based on 28,009,969 weighted average shares outstanding for the six months ended June 30, 2025).

For the six months ended June 30, 2024, net increase in net assets resulting from operations totaled $21.7 million, or $0.89 per common share (based on 24,429,804 weighted average shares outstanding for the six months ended June 30, 2024).

The net decrease in net assets between the respective periods was due to lower unrealized appreciation and lower net investment income, offset by decreased net realized losses in the current year.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $13.3 million for the six months ended June 30, 2025, primarily in connection with the purchase of portfolio investments, offset by the net increase in net assets resulting from operations and sales and repayments of portfolio investments. Our financing activities for the six months ended June 30, 2025 provided cash of $33.2 million, primarily from proceeds from the issuance of common stock, offset by net paydowns on our Credit Facility and shareholder distributions.

Our operating activities used net cash of $8.6 million for the six months ended June 30, 2024, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the six months ended June 30, 2024 provided cash of $18.4 million, primarily from proceeds from the issuance of common stock and net borrowings under our Credit Facility, offset by shareholder distibutions.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, Notes Payable (as defined below), SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments, the ATM Program (as defined below), and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal approved by our stockholders at our 2025 annual stockholders meeting authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then-current net asset value per share in one or more offerings. This authorization will expire on the earlier of (i) June 17, 2026, the one-year anniversary of our 2025 annual stockholders meeting, and (ii) the date of our 2026 annual stockholder meeting. We would need similar future approval from our stockholders to issue shares below the then-current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet an asset coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the Stellus Capital SBIC, LP (the “SBIC subsidiary”) and Stellus Capital SBIC II, LP (the “SBIC II subsidiary”) (collectively, the “SBIC subsidiaries”) guaranteed by the U.S. Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 211% and 234%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $40.0 million and $20.1 million, respectively.

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

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2025 and December 31, 2024, we were in compliance with these covenants.

As of June 30, 2025 and December 31, 2024, $163.1 million and $175.4 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $7.3 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of June 30, 2025 and December 31, 2024, $2.4 million and $3.1 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$2.9	$3.6	$6.8	$6.9
Loan fee amortization	0.3	0.3	0.6	0.5
Total interest and financing expenses	$3.2	$3.9	$7.4	$7.4
Weighted average interest rate	7.6%	8.4%	7.3%	8.4%
Effective interest rate (including fee amortization)	8.4%	9.0%	8.0%	9.1%
Average debt outstanding	$152.2	$175.4	$186.1	$164.9
Cash paid for interest and unused fees	$2.9	$3.7	$6.7	$6.9

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as Small Business Investment Companies (“SBICs”), we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBICs, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both June 30, 2025 and December 31, 2024, the SBIC subsidiary had $75.0 million in “regulatory capital,” as such term is defined by the SBA, and $133.8 million and $150.0 million of SBA-guaranteed debentures outstanding, respectively.

As of both June 30, 2025 and December 31, 2024, the SBIC II subsidiary had $87.5 million in regulatory capital. As of both June 30, 2025 and December 31, 2024, the SBIC II subsidiary had $175.0 million of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $497.7 million and $510.1 million in assets at June 30, 2025 and December 31, 2024, respectively, which accounted for approximately 48.1% and 52.0% of our total consolidated assets, respectively.

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2025 and December 31, 2024, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the Consolidated Financial Statements.

As of June 30, 2025, we have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of June 30, 2025 and December 31, 2024, $3.4 million and $3.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$2.5	$2.6	$5.0	$5.2
Debenture fee amortization	0.2	0.2	0.4	0.6
Total interest and financing expenses	$2.7	$2.8	$5.4	$5.8
Weighted average interest rate	3.2%	3.2%	3.2%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%	3.6%
Average debt outstanding	$308.8	$325.0	$312.7	$325.0
Cash paid for interest	$—	$—	$5.2	$5.2

Notes Offering

On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “ 2026 Notes Payable”). The 2026 Notes Payable will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2025 at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest is payable semi-annually beginning September 30, 2021.

As of both June 30, 2025 and December 31, 2024, the aggregate carrying amount of the 2026 Notes Payable was approximately $100.0 million. The 2026 Notes Payable are institutional, non-traded notes.

In connection with the issuance of the 2026 Notes Payable, we have incurred $2.3 million of fees, which are being amortized over the term of the 2026 Notes Payable, of which $0.3 million and $0.6 million remains to be amortized as of June 30, 2025 and December 31, 2024, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$1.2	$1.2	$2.5	$2.5
Deferred financing costs	0.1	0.1	0.2	0.2
Total interest and financing expenses	$1.3	$1.3	$2.7	$2.7
Weighted average interest rate	4.9%	4.9%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.4%	5.4%	5.4%	5.4%
Average debt outstanding	$100.0	$100.0	$100.0	$100.0
Cash paid for interest	$—	$—	$2.4	$2.4

On April 1, 2025, we issued $75.0 million in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually beginning October 1, 2025. As of June 30, 2025, the aggregate carrying amount of the 2030 Notes Payable was approximately $75.0 million. The Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the 2030 Notes Payable, we have incurred $2.5 million of fees, which are being amortized over the term of the 2030 Notes Payable. As of June 30, 2025, $2.4 million of prepaid financing costs had yet to be amortized. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three and six months ended June 30, 2025:

	For the three months ended	For the six months ended
	June 30, 2025	June 30, 2025
Interest expense	$1.4	$1.4
Deferred financing costs	0.1	0.1
Total interest and financing expenses	$1.5	$1.5
Weighted average interest rate	7.4%	7.4	%(1)
Effective interest rate (including fee amortization)	8.0%	8.0	%(1)
Average debt outstanding	$75.0	$75.0	(1)
Cash paid for interest	$—	$—

(1) Calculated for the period from April 1, 2025, the date of the 2030 Notes Payable offering, through June 30, 2025.

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

We issued 278,945 and 935,030 shares during the three and six months ended June 30, 2025 under the ATM Program, respectively, for gross proceeds of $3.9 million and $13.2 million, respectively, and underwriting fees and other expenses of $0.1 million and $0.4 million, respectively. The average per share offering price of shares issued in the ATM Program during the three and six months ended June 30, 2025 was $13.97 and $14.07, respectively. We issued 1,855,356 shares during both of the three and six months ended June 30, 2024 under the ATM Program, for gross proceeds of $25.8 million and underwriting fees and other expenses of $0.5 million. The Advisor has agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For the three and six months ended June 30, 2025, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2025, we had $58.4 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 71 portfolio companies. As of December 31, 2024, we had $41.0 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 71 portfolio companies. As of June 30, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

RIC Status and Dividends

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

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Distributions declared and paid by us in a year may differ from taxable income for that year, as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

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

Investment Portfolio

We invested in the following portfolio companies subsequent to June 30, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	July 1, 2025	Bart & Associates, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$303,740	Equity
Add-On Investment	July 28, 2025	Equine Network, LLC*	Hosts competitions and provides services for the U.S. equine industry	$2,067,538	Senior Secured – First Lien
New Investment	July 31, 2025	The Millennium Alliance, LLC	Facilitator of peer-to-peer events connecting companies with technology solution providers	$11,500,000	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$515,556	Equity
New Investment	July 31, 2025	Project EC**	Provider of homecare services	$7,785,007	Senior Secured – First Lien
				$2,500,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$910,966	Equity
Add-On Investment	May 5, 2025	MedLearning Group, LLC*	Provider of continuing medical education services	$2,981,213	Senior Secured – First Lien

* Existing portfolio company

** The name of this portfolio company is not disclosed at this time due to confidentiality restrictions. The name of this portfolio company will be disclosed in the Company’s quarterly report for the quarter ending September 30, 2025.

We realized the following portfolio company investment subsequent to June 30, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	July 31, 2025	Rogers Mechanical Contractors, LLC	HVAC and plumbing designer, installer, and service provider for new/existing data centers, fulfilment sortation facilities, and warehouses	$8,272,652	Senior Secured – First Lien

* Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of August 6, 2025 was $162.2 million.

Dividend Declared

On July 2, 2025, the Board declared a regular monthly dividend for each of July 2025, August 2025, and September 2025 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
7/2/2025	7/31/2025	7/31/2025	8/15/2025	$0.1333
7/2/2025	8/29/2025	8/29/2025	9/15/2025	$0.1333
7/2/2025	9/30/2025	9/30/2025	10/15/2025	$0.1333

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, most recently lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024. As of June 30, 2025 and December 31, 2024, 91.2% and 98% of the loans in our portfolio bore interest at a floating rate, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of both June 30, 2025 and December 31, 2024, the weighted average interest rate floor on our floating rate loans was 1.46%.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2025 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$16.6	$(3.3)	$13.3
Up 150 basis points	12.4	(2.4)	10.0
Up 100 basis points	8.3	(1.6)	6.7
Up 50 basis points	4.1	(0.8)	3.3
Down 50 basis points	(4.1)	0.8	(3.3)
Down 100 basis points	(8.3)	1.6	(6.7)
Down 150 basis points	(12.4)	2.4	(10.0)
Down 200 basis points	(16.6)	3.3	(13.3)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the consolidated financial statements contained herein for more information on the incentive fee.
(2)	At June 30, 2025, the three-month SOFR rate was 429 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and six months ended June 30, 2025 and 2024, we did not engage in hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2025 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

During the three and six months ended June 30, 2025, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended June 30, 2025.

No shares were issued under the distribution reinvestment program during either of the three and six months ended June 30, 2025 and 2024.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

(a)

The following table is being provided to update, as of June 30, 2025, and correct certain information previously provided in our annual report on Form 10-K for the year ended December 31, 2024. The following table is intended to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The footnotes to the fee table state which items are estimates. The following table should not be considered a representation of our future expenses; actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q contains a reference to fees or expenses paid by “you,” “us,” “the Company” or “Stellus,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as percentage of offering price)	—	(1)
Offering expenses born by us (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	—
Annual expenses (as a percentage of net assets attributable to common stock)(5):
Base management fee	4.36	% (6)
Incentive fees payable under Investment Advisory Agreement	2.63	% (7)
Interest payments on borrowed funds	8.29	% (8)
Other expenses	1.91	% (9)
Total annual expenses	17.19	% (10)
(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of any of our securities, a corresponding prospectus will disclose the estimated offering expenses because they will be ultimately borne by us (and indirectly by our stockholders).
(3)	The expenses of administering our dividend reinvestment plan are included in other expenses.
(4)	Total stockholder transaction expenses may include a sales load and will be disclosed in a future prospectus supplement, if any.
(5)	Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2024 and the prior year end.
(6)	Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2024. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 4.90% reflected in the table is calculated on our net assets (rather than our total assets). See “Item 1. Business — Management and Other Agreements — Investment Advisory Agreement” in our Annual Report on Form 10-K filed with the SEC on March 4, 2025.
(7)	This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) for the year ended December 31, 2024. The incentive fee consists of two parts, please See “Item 1. Business — Management and Other Agreements — Investment Advisory Agreement — Incentive Fee” in our Annual Report on Form 10-K filed with the SEC on March 4, 2025 for additional information on the ordinary income and capital gains components of our incentive fee.
(8)	As of March 4, 2025, we had outstanding SBA debentures of $308.8 million; and we had an outstanding balance of $230.8 million under our Credit Facility, which has a total commitment of $315.0 million.
(9)	Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See “Item 1. Business — Management and Other Agreements — Administration Agreement” in our Annual Report on Form 10-K filed with the SEC on March 4, 2025. Other expenses exclude interest payments on borrowed funds, and if we issue debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2024.
(10)	“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses” would be 6.48% of average consolidated total assets.

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

	1 year	2 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$174	$436	$638	$964
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$179	$446	$650	$971

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

During the three and six months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: August 6, 2025	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer