Form 10-Q
period 2025-09-30
Stellus Capital Investment Corp
filed 2025-11-10
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 10, 2025 was 28,947,254.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1. Financial Statements

	September 30, 2025
	(unaudited)	December 31, 2024
ASSETS
Controlled investments at fair value (amortized cost of $33,202,703 and $17,934,808, respectively)	$13,568,095	$7,652,436
Non-controlled, non-affiliated investments, at fair value (amortized cost of $986,914,541 and $943,853,898, respectively)	996,641,541	945,845,252
Cash and cash equivalents	9,024,020	20,058,594
Receivable for sales and repayments of investments	437,552	335,689
Interest receivable	7,047,686	4,947,765
Income tax receivable	1,522,198	1,301,965
Other receivables	99,111	87,995
Related party receivable	22,500	3,687
Prepaid expenses	281,634	666,866
Total Assets	$1,028,644,337	$980,900,249
LIABILITIES
Notes Payable	$172,522,707	$99,444,355
Credit Facility payable	163,995,602	172,314,315
SBA-guaranteed debentures	295,805,634	321,251,939
Dividends payable	3,858,669	3,663,233
Management fees payable	4,401,305	4,034,109
Income incentive fees payable	2,642,033	3,109,560
Interest payable	5,912,375	5,281,343
Related party payable	136,535	—
Unearned revenue	640,637	548,626
Administrative services payable	507,139	393,513
Other accrued expenses and liabilities	491,374	937,316
Total Liabilities	$650,914,010	$610,978,309
Commitments and contingencies (Note 7)
Net Assets	$377,730,327	$369,921,940
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 28,947,254 and 27,481,118 shares issued and outstanding, respectively)	$28,947	$27,481
Paid-in capital	399,410,630	379,549,272
Total distributable loss	(21,709,250)	(9,654,813)
Net Assets	$377,730,327	$369,921,940
Total Liabilities and Net Assets	$1,028,644,337	$980,900,249
Net Asset Value Per Share	$13.05	$13.46

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
INVESTMENT INCOME
From controlled investments:
Interest income	$—	$—	$—	$81,636
From non-controlled, non-affiliated investments
Interest income	23,634,587	24,403,375	69,923,357	72,969,302
Payment-in-kind interest income	1,378,166	934,986	3,870,717	2,490,854
Other income	1,262,956	1,159,898	3,129,895	3,579,415
Total Investment Income	$26,275,709	$26,498,259	$76,923,969	$79,121,207
OPERATING EXPENSES
Management fees	$4,401,305	$3,959,554	$12,735,472	$11,664,020
Valuation fees	172,364	151,535	368,760	343,753
Administrative services expenses	592,409	469,274	1,515,991	1,441,436
Income incentive fees	2,166,047	2,564,922	6,460,613	7,616,562
Professional fees	395,098	312,034	1,125,937	847,866
Directors’ fees	93,250	93,250	297,750	315,750
Insurance expense	99,248	126,362	295,006	376,840
Interest expense and other fees	8,949,075	7,956,403	25,892,109	23,840,473
Income tax expense	515,686	360,192	1,444,184	1,304,948
Other general and administrative expenses	227,037	245,043	945,690	908,185
Total Operating Expenses	$17,611,519	$16,238,569	$51,081,512	$48,659,833
Income incentive fee waiver	(471,251)	—	(2,643,020)	(1,826,893)
Total Operating Expenses, net of fee waivers	$17,140,268	$16,238,569	$48,438,492	$46,832,940
Net Investment Income	$9,135,441	$10,259,690	$28,485,477	$32,288,267
Net realized loss on controlled investments	$—	$—	$(1,132,576)	$—
Net realized gain (loss) on non-controlled, non-affiliated investments	2,867,155	(3,297,615)	(2,827,517)	(21,689,864)
Net realized loss on foreign currency translations	(9,422)	(22,095)	(59,080)	(76,990)
Loss on debt extinguishment	(164,762)	—	(164,762)	—
Net change in unrealized appreciation on controlled investments	51,367	248,746	1,397,134	923,505
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	(5,187,426)	8,255,272	(3,906,233)	25,512,422
Net change in unrealized (depreciation) appreciation on foreign currency translations	(325)	14,588	38,540	5,099
Benefit for taxes on net unrealized depreciation on investments	—	—	—	188,893
Benefit for taxes on net realized loss on investments	—	2,221	—	2,221
Net Increase in Net Assets Resulting from Operations	$6,692,028	$15,460,807	$21,830,983	$37,153,553
Net Investment Income Per Share—basic and diluted	$0.32	$0.39	$1.01	$1.29
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.23	$0.59	$0.78	$1.48
Weighted Average Shares of Common Stock Outstanding—basic and diluted	28,480,472	26,326,426	28,168,527	25,066,626
Distributions Per Share—basic and diluted	$0.40	$0.40	$1.20	$1.21

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss)	Net Assets
Balances at December 31, 2023	24,125,642	$24,125	$335,918,984	$(16,003,321)	$319,939,788
Net investment income	—	—	—	10,235,916	10,235,916
Net realized loss on investments	—	—	—	(20,384,731)	(20,384,731)
Net realized loss on foreign currency translations	—	—	—	(25,106)	(25,106)
Net change in unrealized appreciation on investments	—	—	—	23,518,590	23,518,590
Net change in unrealized depreciation on foreign currency translations	—	—	—	(3,602)	(3,602)
Provision for taxes on unrealized appreciation on investments	—	—	—	(192,607)	(192,607)
Distributions from net investment income	—	—	—	(9,647,844)	(9,647,844)
Balances at March 31, 2024	24,125,642	$24,125	$335,918,984	$(12,502,705)	$323,440,404
Net investment income	—	—	—	11,792,661	11,792,661
Net realized gain on investments	—	—	—	1,992,482	1,992,482
Net realized loss on foreign currency translations	—	—	—	(29,789)	(29,789)
Net change in unrealized depreciation on investments	—	—	—	(5,586,681)	(5,586,681)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(5,887)	(5,887)
Benefit for taxes on unrealized depreciation on investments	—	—	—	381,500	381,500
Distributions from net investment income	—	—	—	(10,049,073)	(10,049,073)
Issuance of common stock, net of offering costs(1)	1,855,356	1,856	25,248,020	—	25,249,876
Balances at June 30, 2024	25,980,998	$25,981	$361,167,004	$(14,007,492)	$347,185,493
Net investment income	—	—	—	10,259,690	10,259,690
Net realized loss on investments	—	—	—	(3,297,615)	(3,297,615)
Net realized loss on foreign currency translation	—	—	—	(22,095)	(22,095)
Net change in unrealized appreciation on investments	—	—	—	8,504,018	8,504,018
Net change in unrealized appreciation on foreign currency translations	—	—	—	14,588	14,588
Benefit for taxes on net realized loss on investments	—	—	—	2,221	2,221
Distributions from net investment income	—	—	—	(10,625,512)	(10,625,512)
Issuance of common stock, net of offering costs(1)	1,058,366	1,058	14,263,441	—	14,264,499
Balances at September 30, 2024	27,039,364	$27,039	$375,430,445	$(9,172,197)	$366,285,287

Balances at December 31, 2024	27,481,118	$27,481	$379,549,272	$(9,654,813)	$369,921,940
Net investment income	—	—	—	9,788,809	9,788,809
Net realized loss on investments	—	—	—	(5,967,221)	(5,967,221)
Net realized loss on foreign currency translations	—	—	—	(29,655)	(29,655)
Net change in unrealized appreciation on investments	—	—	—	1,193,293	1,193,293
Net change in unrealized depreciation on foreign currency translations	—	—	—	8,319	8,319
Distributions from net investment income	—	—	—	(11,087,389)	(11,087,389)
Issuance of common stock, net of offering costs(1)	656,085	656	8,937,430	—	8,938,086
Balances at March 31, 2025	28,137,203	$28,137	$388,486,702	$(15,748,657)	$372,766,182
Net investment income	—	—	—	9,561,227	9,561,227
Net realized loss on investments	—	—	—	(860,027)	(860,027)
Net realized loss on foreign currency translations	—	—	—	(20,003)	(20,003)
Net change in unrealized appreciation on investments	—	—	—	1,433,667	1,433,667
Net change in unrealized appreciation on foreign currency translations	—	—	—	30,546	30,546
Distributions from net investment income	—	—	—	(11,363,618)	(11,363,618)
Issuance of common stock, net of offering costs(1)	278,945	279	3,822,637	—	3,822,916
Balances at June 30, 2025	28,416,148	$28,416	$392,309,339	$(16,966,865)	$375,370,890
Net investment income	—	—	—	9,135,441	9,135,441
Net realized gain on investments	—	—	—	2,867,155	2,867,155
Net realized loss on foreign currency translations	—	—	—	(9,422)	(9,422)
Loss on debt extinguishment	—	—	—	(164,762)	(164,762)
Net change in unrealized depreciation on investments	—	—	—	(5,136,059)	(5,136,059)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(325)	(325)
Distributions from net investment income	—	—	—	(11,434,413)	(11,434,413)
Issuance of common stock, net of offering costs(1)	531,106	531	7,101,291	—	7,101,822
Balances at September 30, 2025	28,947,254	$28,947	$399,410,630	$(21,709,250)	$377,730,327

(1) See Note 4 to the consolidated financial statements contained herein for more information on offering costs.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$21,830,983	$37,153,553
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(141,983,167)	(112,624,812)
Proceeds from sales and repayments of investments	85,635,632	87,308,914
Net change in unrealized depreciation (appreciation) on investments	2,509,099	(26,435,927)
Net change in unrealized appreciation on foreign currency translations	(37,811)	(5,099)
Increase in investments due to PIK	(3,870,717)	(2,490,856)
Amortization of premium and accretion of discount, net	(2,172,972)	(2,045,992)
Deferred tax benefit	—	(188,893)
Amortization of loan structure fees	954,033	825,891
Amortization of deferred financing costs	447,751	335,345
Amortization of discount on Notes Payable	63,395	—
Amortization of loan fees on SBA-guaranteed debentures	553,695	784,763
Net realized loss on investments	3,960,093	21,689,864
Loss on debt extinguishment	164,762	—
Changes in other assets and liabilities
Increase in interest receivable	(2,099,921)	(1,389,856)
Increase in income tax receivable	(220,233)	(228,663)
Increase in other receivables	(11,116)	(25,000)
Increase in related party receivables	(18,813)	—
Decrease in prepaid expenses	385,232	349,950
Increase in management fees payable	367,196	1,041,018
(Decrease) increase in income incentive fees payable	(467,527)	269,396
Increase (decrease) in administrative services payable	113,626	(1,118)
Increase (decrease) in interest payable	631,032	(3,988,133)
Increase in related party payable	136,535	1,898,854
Increase in unearned revenue	92,011	152,623
(Decrease) increase in other accrued expenses and liabilities	(445,942)	718,139
Net Cash (Used) Provided in Operating Activities	$(33,483,144)	$3,103,961
Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$20,588,960	$40,370,901
Sales load for common stock issued	(308,998)	(606,145)
Offering costs paid for common stock issued	(417,138)	(243,067)
Stockholder distributions paid	(33,689,984)	(26,718,082)
Proceeds from issuance of Notes Payable	125,000,000	—
Repayment of Notes Payable	(50,000,000)	—
Premium from issuance of Notes Payable	648,000	—
Discount from issuance of Notes Payable	(770,250)	—
Financing costs paid on Notes Payable	(2,475,306)	—
Repayments of SBA-guaranteed debentures	(26,000,000)	—
Financing costs paid on Credit Facility	(1,525,014)	(101,348)
Borrowings under Credit Facility	198,900,000	122,400,000
Repayments of Credit Facility	(207,501,700)	(125,751,700)
Net Cash Provided by Financing Activities	$22,448,570	$9,350,559
Net (Decrease) Increase in Cash and Cash Equivalents	$(11,034,574)	$12,454,520
Cash and Cash Equivalents Balance at Beginning of Period	$20,058,594	$26,125,741
Cash and Cash Equivalents Balance at End of Period	$9,024,020	$38,580,261
Supplemental and Non-Cash Activities
Cash paid for interest expense	$24,940,287	$25,882,607
Income and excise tax paid	1,664,417	1,533,611
Exchange of investments	1,663,301	8,256,411

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK(8)	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments (23)
EH Real Estate Services, LLC										Skokie, IL
Term Loan A-1	(16)	First Lien		15.00%	-%	-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$1,882,226	1,882,226	178,811	0.05%
Term Loan A-2	(16)	First Lien		15.00%	-%	-%	-%	4/3/2023	9/3/2026		650,943	650,943	61,840	0.02%
Term Loan A-3	(16)	First Lien		15.00%	-%	-%	-%	6/7/2023	9/3/2026		230,678	230,678	21,914	0.01%
Term Loan A-4	(16)	First Lien		15.00%	-%	-%	-%	7/12/2023	9/3/2026		1,505,537	1,505,537	1,505,537	0.40%
Term Loan A-5	(16)	First Lien		15.00%	-%	-%	-%	1/8/2024	9/3/2026		5,880,756	5,880,756	5,880,756	1.56%
Revolver	(16)(22)	First Lien		15.00%	-%	-%	-%	10/3/2023	9/3/2026		63,597	63,597	63,597	0.02%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	-	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$18,105,382	$7,712,455	2.06%
J.R. Watkins, LLC										San Francisco
Term Loan (SBIC)	(4)(19)	First Lien		4.09%		-%		12/22/2017	12/31/2026	Consumer Goods: Non-Durable	10,034,958	10,034,958	2,107,341	0.56%
Term Loan (SBIC)	(4)(19)	First Lien		5.00%		-%		12/22/2017	12/31/2026		3,562,250	3,562,250	748,073	0.20%
Priority Revolver (SBIC)	(4)(19)	First Lien		5.00%	-%	-%	-%	5/3/2024	12/31/2026		1,500,113	1,500,113	3,000,226	0.79%
J.R. Watkins Ultimate Holdings, LLC Class A Units (SBIC)	(4)	Equity						4/9/2025			500	-	-	0.00%
Total												$15,097,321	$5,855,640	1.55%
Total Control investments												$33,202,703	$13,568,095	3.61%
Non-controlled, non-affiliated investments	(4)(5)
2X LLC										Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.00%		6/5/2023	6/5/2028	Services: Business	$5,390,204	5,306,951	5,363,253	1.42%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.00%		10/31/2023	6/5/2028		1,419,420	1,396,059	1,412,323	0.37%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	9.00%		12/2/2024	6/5/2028		3,822,742	3,776,972	3,803,628	1.01%
Revolver	(9)(11)	First Lien	3M SOFR+	5.00%	2.00%	9.00%		6/5/2023	6/5/2028		42,500	42,500	42,288	0.01%
2X Investors LP Class A Units		Equity						6/5/2023			43,875	176,915	1,275,364	0.34%
Total												$10,699,397	$11,896,856	3.15%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.26%		5/7/2021	5/7/2026	Services: Business	$14,925,735	14,891,318	14,925,735	3.95%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.26%		5/7/2021	5/7/2026		854,217	854,217	854,217	0.23%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			7,794	77,941	0	0.00%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,015	701,471	523,329	0.14%
Total												$16,524,947	$16,303,281	4.32%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	2.00%	10.16%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,825,000	9,686,224	9,775,875	2.59%
AdCellerant Holdings, LLC Series A Units		Equity						12/12/2023			728,710	728,710	581,560	0.15%
Total												$10,414,934	$10,357,435	2.74%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)(25)	First Lien		5.00%	-%	-%	-%	6/4/2021	12/31/2027	Aerospace & Defense	$12,851,659	12,806,678	10,538,360	2.79%
Priority Revolver (SBIC II)	(5)(9)(25)	First Lien		5.00%	-%	-%	-%	9/30/2024	12/31/2027		35,305	35,305	70,610	0.02%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class D Units		Equity						9/30/2024			432	-	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			48,216	165,027	-	0.00%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$13,774,939	$10,608,970	2.81%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,843,750	16,765,188	-	0.00%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	12/6/2024	11/30/2026		795,882	970,378	2,077,252	0.55%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	2/5/2025	11/30/2026		875,000	875,000	2,283,750	0.60%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	3/26/2025	11/30/2026		500,000	500,000	1,305,000	0.35%
Term Loan A (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		2,607,637	565,204	-	0.00%
Revolver (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		1,558,434	337,790	-	0.00%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,562	156,182	-	0.00%
Total												$20,698,137	$5,666,002	1.50%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
AGT Robotique Inc.	(7)(27)									Trois Rivieres, Canada
Term Loan	(11)	First Lien	3M SOFR+	7.50%	1.00%	9.50%		6/24/2024	6/22/2029	Capital Equipment	$10,592,844	10,423,517	10,380,987	2.75%
Total												$10,423,517	$10,380,987	2.75%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.25%	1.50%	10.25%		3/31/2023	3/31/2028	Capital Equipment	$8,068,786	7,952,902	8,068,786	2.14%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.25%		3/31/2023	3/31/2028		98,500	97,677	98,500	0.03%
AR-USA Holdings, LLC Class A Units	(6)	Equity						3/31/2023			141	129,350	230,449	0.06%
Total												$8,179,929	$8,397,735	2.23%
AMII Acquisition, LLC	(9)									Coral Gables, FL
Term Loan (SBIC II )	(5)(11)	First Lien	3M SOFR+	4.50%	1.50%	8.50%		12/4/2024	12/4/2029	Services: Consumer	$8,753,322	8,639,426	8,709,555	2.31%
AMII Holdings, LP Class B Units		Equity						12/3/2024			14,246	142,460	167,804	0.04%
Total												$8,781,886	$8,877,359	2.35%
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	9.27%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,452	94,638	0.03%
Term Loan	(11)	First Lien	6M SOFR+	5.75%	0.75%	10.19%		12/5/2023	7/1/2029		9,536,040	9,393,862	9,536,040	2.52%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	38,133	288,702	0.08%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	21,141	82,485	0.02%
Total												$9,546,588	$10,001,865	2.65%
Anne Lewis Strategies, LLC
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021		Washington, DC	1,000	327,192	2,680,825	0.71%
SG AL Investment, LLC Common-A Units	(6)	Equity						12/22/2023		Services: Business	239	482,200	985,826	0.26%
Total												$809,392	$3,666,651	0.97%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	26,037	0.01%
Total												$375,000	$26,037	0.01%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units	(6)	Equity						1/26/2016		Services: Business	254,250	-	2,374,938	0.63%
Stratose Aggregator Holdings, L.P. Common Units	(6)	Equity						6/30/2015			750,000	-	8,708,106	2.31%
Total												$-	$11,083,044	2.94%
ArborWorks, LLC										Oakhurst, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	-%	10.75%	11/6/2023	11/6/2028	Environmental Industries	$3,885,033	3,885,033	3,885,033	1.03%
Revolver	(9)	First Lien		15.00%		-%	15.00%	11/6/2023	11/6/2028		1,152,118	1,152,118	1,152,118	0.31%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	5,804,957	1.54%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$8,647,998	$10,842,108	2.88%
Arctiq, Inc.										Irvine, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.00%		8/8/2023	8/8/2028	High Tech Industries	$10,946,847	10,768,700	10,892,113	2.88%
Term Loan	(11)	First Lien	1M SOFR+	6.00%	2.00%	10.16%		11/6/2024	8/8/2028		1,287,000	1,266,447	1,280,565	0.34%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.00%		8/8/2023	8/8/2028		400,985	397,611	398,980	0.11%
Green Topco Holdings, LLC Class A Units	(6)	Equity						8/8/2023			271,401	202,628	307,896	0.08%
Total												$12,635,386	$12,879,554	3.41%
Axis Portable Air, LLC										Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	2.00%	9.50%		3/22/2022	3/22/2028	Capital Equipment	$9,333,750	9,246,171	9,333,750	2.47%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	2.00%	9.50%		4/17/2023	3/22/2028		1,860,472	1,838,974	1,860,472	0.49%
Revolver	(9)(11)	First Lien	3M SOFR+	5.50%	2.00%	9.50%		3/22/2022	3/22/2028		15,000	15,000	15,000	0.00%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.50%		3/22/2022	3/22/2028		98,250	97,752	98,250	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	1,803,893	0.48%
Total												$11,641,533	$13,111,365	3.47%
Baker Manufacturing Company, LLC										Evansville, IN
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022		Capital Equipment	743,770	743,770	999,787	0.26%
Total												$743,770	$999,787	0.26%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Bart & Associates, LLC										McLean, VA
Term Loan (SBIC)	(4)(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	9.67%		8/16/2024	8/16/2030	High Tech Industries	$8,853,273	8,719,494	8,853,273	2.34%
Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.25%	1.00%	9.67%		8/16/2024	8/16/2030		$1,729,054	1,714,489	1,729,054	0.46%
B&A Partners Holding, LLC Series A Preferred Units		Equity						8/16/2024			722,411	722,411	791,832	0.21%
Total												$11,156,394	$11,374,159	3.01%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,248,562	0.33%
Total												$983,608	$1,248,562	0.33%
Café Valley, Inc.										Phoenix, AZ
CF Topco LLC Units		Equity						8/28/2019		Beverage & Food	9,160	916,015	2,102,347	0.56%
Total												$916,015	$2,102,347	0.56%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.40%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$9,840,000	9,795,182	9,840,000	2.61%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.40%		12/3/2024	9/3/2026		2,233,125	2,214,041	2,233,125	0.59%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	897,020	0.24%
Total												$12,259,223	$12,970,145	3.44%
Carolinas Buyer, Inc.	(9)									Charlotte, NC
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	9.00%		12/20/2024	12/20/2030	Beverage & Food	$6,796,831	6,689,171	6,660,894	1.76%
Carolinas Holding, L.P. Class A Units		Equity						12/20/2024			466	465,637	478,613	0.13%
Total												$7,154,808	$7,139,507	1.89%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.00%		2/19/2021	12/31/2027	Services: Business	$8,371,416	8,354,781	8,371,416	2.22%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.00%		12/20/2024	12/31/2027		3,174,963	3,153,097	3,174,963	0.84%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	132,919	281,049	0.07%
Total												$11,640,797	$11,827,428	3.13%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.16%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,526,683	4,451,615	4,526,683	1.20%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	75,984	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(6)	Equity						3/15/2023			341,091	328,640	411,638	0.11%
Total												$4,843,216	$5,014,305	1.33%
CF Arch Holdings LLC										Houston, TX
Class A Units	(6)	Equity						8/10/2022		Services: Business	100,000	88,511	167,828	0.04%
Total												$88,511	$167,828	0.04%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.00%	10.36%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,256,558	13,196,179	13,190,275	3.49%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.19%		9/1/2021	9/1/2026		2,862,695	2,855,923	2,848,382	0.75%
Revolver	(11)	First Lien	1M SOFR+	6.00%	1.00%	10.18%		9/1/2021	9/1/2026		9,000	9,000	8,955	0.00%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	161,651	0.04%
Total												$16,282,032	$16,209,263	4.28%
Champion Services Acquireco LLC	(9)									Round Rock, TX
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.02%		9/19/2025	9/19/2030	Construction & Building	$12,000,000	11,760,000	11,760,000	3.11%
Champion Services Holdings LLC Class A-1 Units		Equity						9/19/2025			268,889	268,889	268,889	0.07%
Total												$12,028,889	$12,028,889	3.18%
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	2.00%	11.23%		2/24/2022	2/7/2027	Retail	$13,016,567	12,974,459	13,016,567	3.46%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	2.00%	11.23%		3/27/2023	2/7/2027		1,659,782	1,652,908	1,659,782	0.44%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	11.20%		2/24/2022	2/7/2027		53,333	53,333	53,333	0.01%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	11.23%		2/24/2022	2/7/2027		20,000	20,000	20,000	0.01%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	11.28%		2/24/2022	2/7/2027		10,000	10,000	10,000	0.00%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	11.06%		2/24/2022	2/7/2027		6,667	6,667	6,667	0.00%
Total												$14,717,367	$14,766,349	3.92%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
CompleteCase, LLC										Seattle, WA
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020		Services: Consumer	417	5	-	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	167,494	0.04%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	-	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	111,409	0.03%
Total												$633,148	$278,903	0.07%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	9.00%	1.50%	8/2/2023	8/2/2028	Environmental Industries	$9,445,255	9,292,194	8,878,540	2.35%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	9.00%	1.50%	8/2/2023	8/2/2028		1,039,830	1,028,846	977,440	0.26%
Revolver	(11)	First Lien	3M SOFR+	8.50%	2.00%	12.49%		8/2/2023	8/2/2028		5,000	5,000	4,700	0.00%
Revolver	(11)	First Lien	3M SOFR+	8.50%	2.00%	12.50%		8/2/2023	8/2/2028		301	301	283	0.00%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			3,124	300,041	86,180	0.02%
Compost 360 Investments, LLC Preferred Units		Equity						8/29/2025			614	27,630	34,555	0.01%
Total												$10,654,012	$9,981,698	2.64%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.40%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,850,000	4,801,124	4,850,000	1.28%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	376,376	0.10%
Total												$5,086,838	$5,226,376	1.38%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.50%	9.75%		6/30/2023	6/30/2028	High Tech Industries	$9,907,250	9,783,558	9,907,250	2.62%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	1,098,180	0.29%
Total												$10,410,248	$11,005,430	2.91%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.40%	0.25%	7/29/2022	7/29/2027	Services: Business	$12,689,339	12,582,369	12,562,446	3.34%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.40%	0.25%	7/29/2022	7/29/2027		101,578	101,578	100,562	0.03%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			739,999	739,999	640,603	0.17%
Total												$13,423,946	$13,303,611	3.54%
DFO Enterprises, LLC	(9)									Rochester, MN
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.25%		9/22/2025	9/22/2030	Capital Equipment	$11,580,474	11,377,816	11,377,816	3.01%
DFO Ultimate Holding, LP Class A Units		Equity						9/22/2025			8,931	412,252	412,252	0.11%
Total												$11,790,068	$11,790,068	3.12%
DMD Systems Recovery, LLC	(9)									Tempe, AZ
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.00%		8/22/2025	8/22/2031	High Tech Industries	$6,100,000	5,994,353	5,994,353	1.59%
Phoenix Parent LLC Common Units		Equity						8/19/2025			180,000	180,000	180,000	0.05%
Total												$6,174,353	$6,174,353	1.64%
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
EHI Buyer, Inc.										Grand Prarie, TX
EHI Group Holdings, L.P. Class A Units	(6)	Equity						7/31/2023		Environmental Industries	618	221,764	1,243,019	0.33%
Total												$221,764	$1,243,019	0.33%
Elder Care Opco LLC	(9)									Scarsdale, NY
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.50%	9.00%		7/31/2025	7/31/2030	Healthcare & Pharmaceuticals	$7,785,007	7,653,258	7,652,326	2.03%
Rallyday Elder Care Co-Investors LP Partnership Interests		Equity						7/31/2025			910,966	916,719	916,719	0.24%
Total												$8,569,977	$8,569,045	2.27%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.48%	1/31/2020	12/31/2025	Aerospace & Defense	$9,302,742	9,302,742	8,605,036	2.28%
SP EA Holdings LLC Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	12/31/2026		73,467	73,467	-	0.00%
Term Loan		First Lien		4.31%	-%	-%	4.31%	4/25/2025	12/31/2025		59,179	59,179	53,261	0.01%
Revolver A	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.48%	1/31/2020	12/31/2025		1,537,015	1,537,015	1,537,015	0.41%
Revolver B	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.48%	3/1/2023	12/31/2025		723,780	723,780	723,780	0.19%
Revolver C (Priority)	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	12.48%	3/7/2025	12/31/2025		988,246	988,246	988,246	0.26%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			105,938,486	901,594	-	0.00%
Total												$13,586,023	$11,907,338	3.15%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Environmental Remedies, LLC	(9)									Hayward, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.25%		1/15/2025	1/15/2030	Services: Business	$7,294,108	7,165,370	7,148,226	1.89%
ERI Parent Holdings, LLC Class A Units		Equity						1/15/2025			163,109	163,109	150,200	0.04%
Total												$7,328,479	$7,298,426	1.93%
Equine Network, LLC										Boulder, CO
Term A Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.50%	1.00%	10.78%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$6,966,875	6,854,372	6,966,875	1.84%
Term A Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.78%		7/28/2025	5/22/2028		$2,122,453	2,072,036	2,122,453	0.56%
Revolver	(9)(11)	First Lien	1M SOFR+	6.50%	1.00%	10.78%		5/22/2023	5/22/2028		116,667	116,667	116,667	0.03%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.78%		5/22/2023	5/22/2028		98,400	98,400	98,400	0.03%
Total												$9,141,475	$9,304,395	2.46%
Eskola LLC	(9)									Morristown, TN
Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	10.23%		12/19/2024	12/19/2029	Construction & Building	$7,501,661	7,386,009	7,276,611	1.93%
Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	10.23%		12/19/2024	12/19/2029		2,777,794	2,759,457	2,694,460	0.71%
Eskola Holdings, LLC Class A Units	(6)	Equity						12/19/2024			314	893,747	509,173	0.13%
Eskola Holdings, LLC Class C Units		Equity						6/4/2025			28	56,349	29,780	0.01%
Total												$11,095,562	$10,510,024	2.78%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.79%		12/7/2023	12/7/2028	Services: Business	$9,825,000	9,685,044	9,825,000	2.60%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			473,485	473,485	498,613	0.13%
Total												$10,158,529	$10,323,613	2.73%
Evriholder Acquisition, Inc.										Anaheim, CA
Term Loan (SBIC II)	(5)(9)(11)	First Lien	1M SOFR+	6.75%	1.50%	11.01%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,185,051	12,020,223	12,124,126	3.21%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	975,775	0.26%
Total												$12,893,556	$13,099,901	3.47%
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	9.90%	1.00%	2/8/2019	12/31/2025	Services: Business	$16,309,329	16,309,329	15,575,410	4.13%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	9.90%	1.00%	7/15/2022	12/31/2025		991,967	991,967	947,328	0.25%
SP EA Holdings LLC Term Loan		Unsecured		15.00			15.00%	4/22/2024	6/30/2026		100,211	100,211	82,674	0.02%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,338,661	1,124,414	285,594	0.08%
Total												$18,525,921	$16,891,006	4.48%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.51%		3/16/2022	3/16/2027	Services: Business	$8,654,024	8,610,148	8,654,024	2.29%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	371,512	0.10%
Total												$8,987,683	$9,025,536	2.39%
FairWave Holdings, LLC	(9)									Kansas City, MO
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.75%		4/1/2024	4/1/2029	Beverage & Food	$7,501,036	7,371,597	7,501,036	1.99%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.75%		4/1/2024	4/1/2029		514,030	514,030	514,030	0.14%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.75%		4/1/2024	4/1/2029		2,647,795	2,622,191	2,647,795	0.70%
GRC Java Holdings, LLC Class A Units		Equity						4/1/2024			2,985	304,909	394,430	0.10%
Total												$10,812,727	$11,057,291	2.93%
FiscalNote Boards LLC	(7)(9)									Toronto, Canada
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.41%		3/11/2024	3/12/2029	Services: Business	$3,691,304	3,635,937	3,654,391	0.97%
FCP-Connect Holdings LLC Class A Common Shares		Equity						5/28/2024			284	-	-	0.00%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity						5/28/2024			284	190,382	166,619	0.04%
Total												$3,826,319	$3,821,010	1.01%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	13.10%		5/1/2018	3/31/2026	Services: Business	$4,500,000	4,493,395	4,410,000	1.17%
Total												$4,493,395	$4,410,000	1.17%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.85%		10/18/2019	11/30/2026	Beverage & Food	$12,155,917	12,152,376	12,155,917	3.22%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.76%		10/18/2019	11/30/2026		$1,767,677	1,767,677	1,767,677	0.47%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	563,209	4,819,404	1.28%
Total												$14,483,262	$18,742,998	4.97%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
GSF Buyer, LLC	(9)									North Andover, MA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.31%		4/30/2025	4/30/2031	Beverage & Food	$4,260,028	4,199,479	4,260,028	1.13%
GSF Group Holdings, L.P. Class A2 Units		Equity						4/30/2025			241	240,595	246,256	0.07%
Total												$4,440,074	$4,506,284	1.20%
Guidant Corp.	(9)									Erie, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.50%		3/11/2024	3/12/2029	Energy: Oil & Gas	$9,878,780	9,617,931	9,878,780	2.62%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.50%		3/11/2024	3/12/2029		422,283	422,283	422,283	0.11%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			574,863	581,608	807,073	0.21%
Total												$10,621,822	$11,108,136	2.94%
Heartland Business Systems, LLC										Little Chute, WI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	1.00%	10.70%		8/26/2022	8/26/2027	Services: Business	$9,725,000	9,639,048	9,725,000	2.57%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.70%		8/26/2022	8/26/2027		48,875	48,630	48,875	0.01%
AMCO HBS Holdings, LP Class A Units	(6)	Equity						8/26/2022			2,861	168,655	824,744	0.22%
Total												$9,856,333	$10,598,619	2.80%
Husk AcquireCo Inc.	(7)									Vaughan, Canada
Term Loan	(11)	First Lien	6M SOFR+	5.75%	1.50%	10.00%		11/14/2024	11/15/2029	Beverage & Food	$5,277,346	5,209,526	5,224,573	1.38%
SK Spectra Holdings LP Class A Units		Equity						11/15/2024			298	297,765	274,780	0.07%
Total												$5,507,291	$5,499,353	1.45%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan		First Lien		12.00%	-%	12.00%		12/17/2021	12/17/2026	Services: Business	$13,609,537	13,534,610	11,295,916	2.99%
Revolver		First Lien		12.00%	-%	12.00%		12/17/2021	12/17/2026		99,975	99,975	82,979	0.02%
Delayed Draw Term Loan		First Lien		12.00%	-%	12.00%		12/17/2021	12/17/2026		330,617	329,559	274,412	0.07%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	-	0.00%
Total												$15,595,735	$11,653,307	3.08%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	1,862,581	0.49%
Total												$-	$1,862,581	0.49%
Identity Theft Guard Solutions, Inc.	(9)									Portland, OR
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.50%	9.66%		2/28/2025	2/28/2030	Services: Business	$8,679,273	8,521,651	8,592,480	2.27%
IDX Parent, LLC Class A-2 Units		Equity						2/28/2025			352,915	352,915	625,270	0.17%
Total												$8,874,566	$9,217,750	2.44%
Impact Home Services LLC										Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.50%		4/28/2023	4/28/2028	Services: Consumer	$5,819,939	5,734,091	5,703,540	1.51%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.50%		10/11/2023	4/28/2028		530,438	522,066	519,829	0.14%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.50%		6/30/2023	4/28/2028		264,543	260,535	259,252	0.07%
Revolver	(11)(17)	First Lien	3M SOFR+	6.50%	2.00%	10.50%		4/28/2023	4/28/2028		82,500	82,500	80,850	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			375	375,156	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity						1/31/2024			38	37,962	41,701	0.01%
Total												$7,012,310	$6,605,172	1.75%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.50%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$7,168,033	7,130,176	7,168,033	1.90%
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.50%		6/6/2024	11/1/2026		2,440,641	2,422,249	2,440,641	0.65%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.50%		11/1/2021	11/1/2026		1,451,588	1,445,970	1,451,588	0.38%
Tower Arch Infolinks Media, LP LP Interests	(6)(15)	Equity						10/28/2021			459,200	205,642	606,542	0.16%
Total												$11,204,037	$11,666,804	3.09%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.65%		7/30/2021	7/30/2026	High Tech Industries	$8,329,705	8,297,767	8,329,705	2.21%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.65%		3/31/2022	7/30/2026		6,279,817	6,252,494	6,279,817	1.66%
Credit Connection Holdings, LLC Series A Units	(6)	Equity						7/30/2021			804,384	682,150	1,474,614	0.39%
Total												$15,232,411	$16,084,136	4.26%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Inoapps Bidco, LLC										Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	9.88%		2/15/2022	2/15/2027	High Tech Industries	£9,675,000	$13,035,109	$12,942,420	3.43%
Revolver	(11)	First Lien	1M SOFR+	5.75%	1.00%	10.03%		2/15/2022	2/15/2027		100,000	100,000	99,500	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	10.32%		2/15/2022	2/15/2027		80,833	80,548	80,429	0.02%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	1,068,014	0.28%
Total												$13,999,413	$14,190,363	3.76%
iNovex Information Systems Incorporated	(9)									Columbia, MD
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.25%		12/17/2024	12/17/2030	Services: Business	$7,465,768	7,364,414	7,391,110	1.96%
Total												$7,364,414	$7,391,110	1.96%
International Cybernetics Acquisition, LLC	(9)									Largo, FL
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.25%		6/3/2025	6/3/2030	Services: Business	$4,736,133	4,657,494	4,688,772	1.24%
International Cybernetics Holdings, LP Class B Units		Equity						6/2/2025			1,051	105,113	83,678	0.02%
Total												$4,762,607	$4,772,450	1.26%
Invincible Boat Company LLC										Opa Locka, FL
Term Loan	(11)	First Lien		7.50%		8.00%	3.81%	8/28/2019	3/31/2028	Consumer Goods: Durable	$5,301,351	5,301,351	4,585,669	1.21%
Term Loan (SBIC II)	(5)(11)	First Lien		7.50%		8.00%	3.81%	8/28/2019	3/31/2028		4,893,555	4,893,555	4,232,925	1.12%
Term Loan (SBIC II)	(5)(11)	First Lien		7.50%		8.00%	3.81%	6/1/2021	3/31/2028		1,088,880	1,088,880	941,881	0.25%
Revolver	(9)(11)	First Lien	1M SOFR+	7.50%	1.50%	11.81%		8/28/2019	3/31/2028		1,063,830	1,063,830	920,213	0.24%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	-	0.00%
Total												$13,647,307	$10,680,688	2.82%
Ledge Lounger, Inc.										Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	-%	11.95%	11/9/2021	11/9/2027	Consumer Goods: Durable	$7,438,972	7,418,864	6,749,474	1.79%
Revolver	(11)	First Lien	3M SOFR+	7.50%	1.00%	-%	11.95%	11/9/2021	11/9/2027		83,865	84,079	76,091	0.02%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			375,000	375,000	-	0.00%
SP L2 Holdings LLC Class C Units (SBIC)	(4)	Equity						10/9/2024			140,834	34,504	-	0.00%
Total												$7,912,447	$6,825,565	1.81%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.00%	1.00%	10.17%		6/6/2022	6/6/2027	Consumer Goods: Non-Durable	$11,544,230	11,453,181	11,428,788	3.03%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	374,206	0.10%
Total												$11,844,455	$11,802,994	3.13%
Luxium Solutions, LLC										Deerfield Beach, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.25%		5/10/2024	12/1/2027	High Tech Industries	$8,190,058	8,108,382	8,190,058	2.17%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.25%		5/10/2024	12/1/2027		1,185,247	1,179,121	1,185,247	0.31%
Total												$9,287,503	$9,375,305	2.48%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.65%		9/2/2022	9/2/2027	Consumer Goods: Durable	$88,553	87,953	88,553	0.02%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.96%		9/2/2022	9/2/2027		20,000	20,000	20,000	0.01%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.57%		9/2/2022	9/2/2027		20,000	20,000	20,000	0.01%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.65%		9/2/2022	9/2/2027		13,333	13,333	13,333	0.00%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	169,201	0.04%
Total												$241,286	$311,087	0.08%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	1M SOFR+	7.00%	1.00%	11.16%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	3,615,967	3,560,030	3,417,089	0.90%
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.00%	-%	7.50%	12/30/2022	12/30/2028		903,992	890,008	854,272	0.23%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			394,767	394,767	137,667	0.04%
Total												$4,844,805	$4,409,028	1.17%
MBH Management LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.00%	1.50%	9.16%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$9,405,667	9,244,630	9,311,610	2.47%
MBH Parent, LLC Common Units		Equity						11/15/2024			646,944	646,944	898,591	0.24%
Total												$9,891,574	$10,210,201	2.71%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
MedLearning Group, LLC										New York, NY
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.75%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,274,241	4,218,113	4,210,127	1.11%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.75%		3/26/2024	12/30/2027		2,505,173	2,472,275	2,467,595	0.65%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.75%		3/26/2024	12/30/2027		2,045,737	2,018,947	2,015,051	0.53%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.75%		8/5/2025	12/30/2027		997,500	983,449	982,538	0.26%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.75%		3/26/2024	12/30/2027		2,436,635	2,414,521	2,400,085	0.64%
Total												$12,107,305	$12,075,396	3.19%
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	2.00%	10.00%		12/21/2023	12/21/2028	Capital Equipment	$4,912,500	4,842,383	4,912,500	1.30%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.00%		12/21/2023	12/21/2028		3,847,337	3,817,316	3,847,337	1.02%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	492,228	0.13%
Total												$9,168,914	$9,252,065	2.45%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	10.01%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$6,062,357	6,033,241	6,062,357	1.60%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.75%	1.00%	10.01%		11/20/2024	4/3/2028		4,222,431	4,205,787	4,222,431	1.12%
Total												$10,239,028	$10,284,788	2.72%
Mobotrex Acquisition, LLC	(9)									Davenport, IA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.00%		2/28/2025	6/7/2030	Wholesale	$5,111,355	5,041,283	5,060,241	1.34%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.00%		2/28/2025	6/7/2030		45,547	45,215	45,092	0.01%
Total												$5,086,498	$5,105,333	1.35%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.48%	2.00%	10.48%		5/19/2021	5/19/2026	Consumer Goods: Non-Durable	$15,232,974	15,185,259	15,156,810	4.02%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	804,755	0.21%
Total												$16,118,592	$15,961,565	4.23%
Monarch Behavioral Therapy, LLC	(9)									Addison, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.00%	1.00%	9.16%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$6,680,077	6,568,792	6,646,677	1.76%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.16%		6/6/2024	6/6/2030		216,815	216,815	215,731	0.06%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.19%		6/6/2024	6/6/2030		144,543	144,543	143,820	0.04%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.22%		6/6/2024	6/6/2030		72,272	72,272	71,911	0.02%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.14%		6/6/2024	6/6/2030		36,136	36,136	35,955	0.01%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.16%		6/6/2024	6/6/2030		603,326	597,848	600,309	0.16%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.16%		6/6/2024	6/6/2030		158,602	157,162	157,809	0.04%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	9.16%		6/6/2024	6/6/2030		144,184	142,875	143,463	0.04%
BI Investors, LLC Class A Units		Equity						6/6/2024			4,286	424,738	403,679	0.11%
Total												$8,361,181	$8,419,354	2.24%
Monitorus Holding, LLC	(7)									London, UK
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.51%		5/24/2022	5/24/2027	Media: Diversified & Production	$105,498	105,119	104,443	0.03%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.51%		6/27/2025	5/24/2027		€1,470,000	1,677,570	1,709,730	0.45%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.51%		5/24/2022	5/24/2027		€53,249	58,032	57,452	0.02%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.51%		5/24/2022	5/24/2027		€53,249	57,748	57,171	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.51%		5/24/2022	5/24/2027		€105,748	106,733	105,666	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	7.76%	9/30/2024	12/21/2025		€12,560	14,041	14,607	0.00%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	8.00%	1/31/2025	3/31/2026		€8,977	9,454	10,441	0.00%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	7,693	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	7,693	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	7,693	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	7,693	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	7,693	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	7,693	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	7,693	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	7,693	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	7,693	0.00%
Sapphire Aggregator S.a r.l. Class 2 Ordinary Shares		Equity						3/31/2025			1,230,022	6,651	15,750	0.00%
Sapphire Aggregator S.a r.l. Shares		Equity						6/30/2025			2,713,016	15,898	32,062	0.01%
Total												$2,151,650	$2,176,559	0.56%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Freemont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	10.41%		8/3/2023	8/3/2029	Construction & Building	$4,281,876	4,212,124	4,239,057	1.12%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	10.41%		8/3/2023	8/3/2029		1,692,715	1,678,262	1,675,788	0.44%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	252,971	0.07%
Total												$6,270,716	$6,167,816	1.63%
Naumann/Hobbs Material Handling Corporation II, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.75%		8/30/2019	3/31/2026	Services: Business	$8,042,557	8,042,557	7,841,493	2.08%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.75%		8/30/2019	3/31/2026		5,071,666	5,071,666	4,944,874	1.31%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.75%		8/30/2019	3/31/2026		1,776,256	1,776,256	1,731,850	0.46%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class B Units		Equity						12/27/2024			142	142,200	458,907	0.12%
Naumann Hobbs Holdings, L.P. Class W-1 Units		Equity						5/27/2025			57	-	-	0.00%
Naumann Hobbs Holdings, L.P. Class W-2 Units		Equity						5/27/2025			49	-	182,867	0.05%
Total												$15,473,437	$15,159,991	4.02%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.25%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,915,071	4,962,500	1.31%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.50%	10.25%		10/12/2022	10/12/2027		100,000	99,388	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	341,302	0.09%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	21,616	0.01%
Total												$5,342,182	$5,425,418	1.44%
Norplex Micarta Acquisition, Inc.	(9)									Postville, IA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.56%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$12,902,500	12,682,376	12,773,475	3.38%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.25%		10/31/2024	10/31/2029		$83,333	83,333	82,500	0.02%
Norplex Micarta Parent, LP Preferred Units		Equity						10/31/2024			739,804	739,804	652,487	0.17%
Total												$13,505,513	$13,508,462	3.57%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.25%	1.00%	12.35%		5/6/2019	5/6/2027	Services: Consumer	$7,615,000	7,612,364	7,615,000	2.02%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	969,847	0.26%
Total												$8,407,366	$8,584,847	2.28%
NuSource Financial Acquisition, Inc.										Eden Prairie, MN
Term Loan (SBIC II)	(5)	Unsecured		13.75%	-%	-%	13.75%	1/29/2021	1/31/2027	Services: Business	$6,771,450	6,746,889	6,771,450	1.79%
NuSource Holdings, Inc. Warrants (SBIC II)	(5)	Equity						1/29/2021			54,966	-	948,410	0.25%
Total												$6,746,889	$7,719,860	2.04%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.75%	10.00%		11/16/2022	11/16/2027	Services: Business	$12,288,436	12,164,180	12,288,436	3.25%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	1,069,791	0.28%
Total												$12,770,922	$13,358,227	3.53%
Pacific Shoring Holdings, LLC	(9)									Santa Rosa, CA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	9.00%		1/10/2025	1/10/2030	Capital Equipment	$8,457,500	8,326,590	8,330,638	2.21%
PSP Ultimate Holding, LP Class A Units		Equity						1/10/2025			10,606	498,491	591,719	0.16%
Total												$8,825,081	$8,922,357	2.37%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units	(6)	Equity						3/29/2019		Finance	825,020	-	5,948,068	1.57%
Total												$-	$5,948,068	1.57%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.65%	0.50%	7/1/2019	6/30/2027	Transportation & Logistics	$13,798,505	13,798,505	13,729,512	3.63%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	9.65%	0.50%	7/1/2019	6/30/2027		1,809,640	1,809,640	1,800,592	0.48%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.65%	0.50%	7/1/2019	6/30/2027		439	430	437	0.00%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.65%	0.50%	7/1/2019	6/30/2027		954,205	954,205	949,434	0.25%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			471,211	9,995	317,081	0.08%
Total												$16,572,775	$16,797,056	4.44%
Pearl Media Holdings, LLC	(24)									Garland, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.40%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$8,612,522	8,536,205	8,440,272	2.23%
Total												$8,536,205	$8,440,272	2.23%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Peltram Group Holdings LLC										Auburn, WA
Class A Units	(6)	Equity						12/30/2021		Construction & Building	508,516	451,142	879,389	0.23%
Total												$451,142	$879,389	0.23%
Plus Delta Buyer LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	9.25%		1/16/2025	1/16/2031	Services: Business	$7,363,000	7,228,103	7,289,370	1.93%
Plus Delta Parent LLC Class A Units		Equity						1/16/2025			325,765	325,764	341,792	0.09%
Total												$7,553,867	$7,631,162	2.02%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	9.41%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$12,101,792	12,085,987	12,101,792	3.20%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	3,068,540	0.81%
Total												$12,085,987	$15,170,332	4.01%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	4.50%	1.50%	9.60%		1/31/2023	1/31/2029	Beverage & Food	$8,815,327	8,701,726	8,815,327	2.33%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	415,704	0.11%
Total												$9,412,326	$9,231,031	2.44%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.95%		5/1/2023	8/2/2027	High Tech Industries	$5,850,000	5,790,499	5,850,000	1.55%
Revolver	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.95%		5/1/2023	8/2/2027		85,982	85,982	85,982	0.02%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	234,764	0.06%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			81,251	78,390	39,195	0.01%
Total												$6,119,949	$6,209,941	1.64%
Said Intermediate, LLC	(9)									Boston, MA
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.66%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$7,387,013	7,270,230	7,313,143	1.94%
FCP-Said Holdings, LLC Class A Common Shares		Equity						6/13/2024			804	-	-	0.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity						6/13/2024			852	350,649	281,309	0.07%
Total												$7,620,879	$7,594,452	2.01%
Sales Benchmark Index, LLC										Dallas, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.20%		1/7/2020	7/7/2026	Services: Business	$12,040,777	12,040,777	12,040,777	3.19%
Revolver	(9)(11)	First Lien	3M SOFR+	6.00%	2.00%	10.20%		1/7/2020	7/7/2026		443,820	443,820	443,820	0.12%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	564,450	0.15%
Total												$13,150,327	$13,049,047	3.46%
Service Minds Company, LLC										Bradenton, FL
Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028	Services: Consumer	$5,324,759	5,279,117	3,434,470	0.91%
Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		83,115	83,115	53,609	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	7/2/2024	2/7/2028		20,223	20,223	40,446	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	9/13/2024	2/7/2028		20,000	20,000	40,000	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	11/12/2024	2/7/2028		45,000	45,000	90,000	0.02%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	1/3/2025	2/7/2028		10,000	10,000	20,000	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2025	2/7/2028		31,000	31,000	62,000	0.02%
Delayed Draw Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		98,473	97,985	63,515	0.02%
Total												$5,586,440	$3,804,040	1.01%
Simpler Trading, LLC										Austin, TX
Term Loan (SBIC)	(4)(11)	First Lien		10.00%		-%	10.00%	12/28/2021	3/21/2030	Education	$2,796,011	2,812,710	2,796,011	0.74%
Simpler Trading, LLC Preferred Units (SBIC)		Equity						3/21/2025			1,657	1,656,650	580,163	0.15%
Simpler Ultimate Holdings, LLC Class A Units (SBIC)		Equity						3/21/2025			281,936	281,936	-	0.00%
Total												$4,751,296	$3,376,174	0.89%
Solid Surface Holdco, LLC	(9)									Charlotte, NC
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	10.00%		6/6/2025	6/6/2030	Services: Business	$5,680,037	5,572,132	5,594,836	1.48%
Carolina Topco Holdings, LP Class A-1 Units		Equity						6/6/2025			3,774	377,437	415,446	0.11%
Total												$5,949,569	$6,010,282	1.59%
Strategus, LLC	(9)									Englewood, CO
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.00%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$7,781,935	7,657,206	7,626,296	2.02%
CIVC Strategus Blocker, LLC Class A Units		Equity						1/27/2025			170	170,362	193,724	0.05%
Total												$7,827,568	$7,820,020	2.07%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
TAC LifePort Holdings, LLC										Woodland, WA
Common Units	(6)	Equity						3/1/2021		Aerospace & Defense	546,543	488,173	1,651,159	0.44%
Total												$488,173	$1,651,159	0.44%
Teckrez, LLC										Jacksonville, FL
Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.01%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$4,250,946	4,202,484	4,229,691	1.12%
Revolver	(11)	First Lien	1M SOFR+	6.75%	2.00%	11.01%		5/24/2024	11/30/2028		1,297,999	1,297,999	1,291,509	0.34%
Revolver		First Lien	1M SOFR+	6.75%	2.00%	11.01%		5/24/2024	11/30/2028		144,222	144,222	143,501	0.04%
HH-Teckrez Parent, LP Preferred Units		Equity						5/24/2024			90,139	90,139	133,543	0.04%
Total												$5,734,844	$5,798,244	1.54%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.60%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,291,860	10,124,981	10,291,860	2.72%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.60%		9/30/2024	8/7/2028		795,991	783,466	795,991	0.21%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			677,548	677,548	645,862	0.17%
Total												$11,585,995	$11,733,713	3.10%
The Millennium Alliance LLC	(9)									New York, NY
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.00%	9.00%		7/31/2025	7/31/2031	Services: Business	$11,500,000	11,330,327	11,331,072	3.00%
BV MA Blocker, Inc. Class A-2 Common Stock		Equity						7/31/2025			52	515,556	515,556	0.14%
Total												$11,845,883	$11,846,628	3.14%
Tiger 21, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	9.00%		12/30/2024	12/30/2030	Services: Consumer	$11,910,000	11,694,547	11,850,450	3.14%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity						12/30/2024			565	564,635	739,756	0.20%
Total												$12,259,182	$12,590,206	3.34%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.15%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	82,861	82,471	79,961	0.02%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	10.15%		4/1/2022	12/31/2026		9,016	8,974	8,700	0.00%
Revolver		First Lien	3M SOFR+	6.00%	1.00%	10.15%		4/1/2022	12/31/2026		$13,043	13,043	12,586	0.00%
Total												$104,488	$101,247	0.02%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.40%		3/2/2021	3/2/2026	High Tech Industries	$9,453,535	9,431,488	9,453,535	2.50%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.40%		8/4/2023	3/2/2026		2,417,579	2,407,235	2,417,579	0.64%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.40%		3/2/2021	3/2/2026		33,333	33,333	33,333	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.40%		8/4/2023	3/2/2026		674,985	673,465	674,985	0.18%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			908,333	947,699	1,965,044	0.52%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	390,381	0.10%
Total												$13,753,474	$14,934,857	3.95%
TriplePoint Acquisition Holdings LLC	(9)									Columbus, OH
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.25%		5/31/2024	5/31/2029	Construction & Building	$5,289,535	5,206,395	5,289,535	1.40%
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	9.25%		4/8/2025	5/31/2029		1,764,940	1,733,139	1,764,940	0.47%
TriplePoint Holdco LLC Class A Units	(6)	Equity						5/31/2024			557,968	521,584	1,662,972	0.44%
Total												$7,461,118	$8,717,447	2.31%
Unicat Catalyst Holdings, LLC	(21)									Alvin, TX
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.76%		4/27/2021	4/27/2026	Chemicals, Plastics, & Rubber	$6,703,125	6,684,599	6,703,125	1.77%
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021			7,500	750,000	605,471	0.16%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			974	58,446	63,589	0.02%
Total												$7,493,045	$7,372,185	1.95%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.45%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$14,348,318	14,266,043	13,272,194	3.51%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,737,087	1,353,155	161,766	0.04%
Total												$15,619,198	$13,433,960	3.55%
USDTL AcquisitionCo, Inc.	(9)									Des Plaines, IL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.00%	1.50%	9.00%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$5,955,000	5,847,964	5,865,675	1.55%
USDTL Holdings, LLC Preferred Units		Equity						12/9/2024			110	110,000	144,257	0.04%
Total												$5,957,964	$6,009,932	1.59%

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)	First Lien		13.25%		4.25%	9.00%	3/13/2020	3/13/2026	Services: Business	$15,567,454	15,541,641	14,399,896	3.81%
Term Loan B		First Lien		13.25%		4.25%	9.00%	3/13/2020	3/13/2026		177,127	176,833	163,842	0.04%
Revolver		First Lien		13.25%		4.25%	9.00%	3/13/2020	3/13/2026		2,750,080	2,750,080	2,543,824	0.67%
Delayed Draw Term Loan		First Lien		13.25%		4.25%	9.00%	3/13/2020	3/13/2026		5,308,287	5,303,174	4,910,165	1.30%
Venbrook Holdings, LLC Convertible Term Loan	(14)	Unsecured		10.00%	-%	-%	10.00%	3/31/2022	12/20/2028		117,483	117,483	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$24,708,473	$22,017,727	5.82%
WER Holdings, LLC	(9)									Sugar Hill, GA
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.50%	1.00%	9.67%		4/11/2024	4/11/2030	Services: Business	$2,670,362	2,626,848	2,657,010	0.70%
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.50%	1.00%	9.66%		5/30/2025	4/11/2030		425,817	419,754	423,688	0.11%
Revolver	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.69%		4/11/2024	4/11/2030		137,346	137,346	136,659	0.04%
Revolver	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.66%		4/11/2024	4/11/2030		137,346	137,346	136,659	0.04
Revolver	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.82%		4/11/2024	4/11/2030		137,346	137,346	136,659	0.04
Revolver	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.78%		4/11/2024	4/11/2030		49,445	49,445	49,198	0.01
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.64%		4/11/2024	4/11/2030		818,201	810,778	814,110	0.22%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.78%		4/11/2024	4/11/2030		511,484	506,844	508,927	0.13
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.66%		5/30/2025	4/11/2030		884,786	878,150	880,362	0.23%
Blade Landscape Investments, LLC Class A Units		Equity						4/11/2024			1,803	180,300	283,203	0.07%
Total												$5,884,157	$6,026,475	1.59%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage & Food	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			280,939	182,610	-	0.00%
Total												$682,610	$-	0.00%
Xanitos, Inc.	(9)									Newtown Square, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	1.00%	10.65%		6/25/2021	6/25/2026	Healthcare & Pharmaceuticals	$12,256,000	12,212,736	12,256,000	3.24%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.65%		6/25/2021	6/25/2026		55,000	55,000	55,000	0.01%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.65%		6/25/2021	6/25/2026		40,000	40,000	40,000	0.01%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.68%		6/25/2021	6/25/2026		30,000	30,000	30,000	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.65%		6/25/2021	6/25/2026		2,159,481	2,155,343	2,159,481	0.57%
Pure TopCo, LLC Class A Units		Equity						6/25/2021			442,133	1,053,478	3,101,184	0.82%
Total												$15,546,557	$17,641,665	4.66%
Total Non-control, non-affiliated investments												$986,914,541	$996,641,541	263.83%
Total Investments												$1,020,117,244	$1,010,209,636	267.44%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(632,479,309)	(167.44)%
NET ASSETS													$377,730,327	100.00%

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

(4)
Investments held by the SBIC I subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $7,124,017 of cash and $228,677,829 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $353,670 of cash and $281,892,428 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(6) Security is income-producing through dividends or distributions.
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.2% of the Company’s total assets as of September 30, 2025.

(8)
Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(9) As of September 30, 2025, the Company had the following outstanding revolver and delayed draw term loan commitments:

(10)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$57,500	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	444,803	0.50%	May 7, 2026
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
ADS Group Opco, LLC	Revolver	34,148	0.00%	December 31, 2027
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	500,000	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	100,000	0.50%	July 1, 2028
ArborWorks, LLC	Revolver	901,432	0.00%	November 6, 2028
Axis Portable Air LLC	Revolver	85,000	0.50%	March 22, 2028
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
Carolinas Buyer, Inc.	Delayed Draw Term Loan	2,216,358	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	100,000	0.50%	December 20, 2030
CEATI International Inc.	Revolver	100,000	0.50%	December 31, 2027
Cerebro Buyer, LLC	Delayed Draw Term Loan	1,130,707	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	91,000	0.50%	September 1, 2026
Champion Services Acquireco LLC	Revolver	100,000	0.50%	September 19, 2030
Channel Partners Intermediateco, LLC	Revolver	10,000	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	78,333	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	100,000	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	20,285	0.50%	July 29, 2027
DFO Enterprises, LLC	Revolver	100,000	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Delayed Draw Term Loan	1,000,000	0.50%	August 22, 2031
DMD Systems Recovery, LLC	Revolver	100,000	0.50%	August 22, 2031
Elder Care Opco LLC	Delayed Draw Term Loan	2,500,000	0.75%	July 31, 2030
Elder Care Opco LLC	Revolver	100,000	0.50%	July 31, 2030
Environmental Remedies, LLC	Delayed Draw Term Loan	2,681,986	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	100,000	0.50%	January 15, 2030
Equine Network, LLC	Revolver	50,000	0.50%	May 22, 2028
Eskola, LLC	Delayed Draw Term Loan**	3,918,298	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	628,259	0.50%	April 1, 2029
FiscalNote Boards LLC	Delayed Draw Term Loan	627,139	1.00%	March 12, 2029
FiscalNote Boards LLC	Revolver	391,962	0.50%	March 12, 2029
GS HVAM Intermediate, LLC	Revolver	883,838	0.50%	November 30, 2026
GSF Buyer, LLC	Delayed Draw Term Loan	2,847,136	1.00%	April 30, 2031
GSF Buyer, LLC	Revolver	100,000	0.50%	April 30, 2031
Guidant Corp.	Revolver	633,424	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	25	0.50%	December 17, 2026
Identity Theft Guard Solutions, Inc.	Revolver	100,000	0.50%	February 28, 2030
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2026
iNovex Information Systems Incorporated	Revolver	100,000	0.50%	December 17, 2030

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	$3,561,003	1.00%	June 3, 2030
International Cybernetics Acquisition, LLC	Revolver	100,000	0.50%	June 3, 2030
Invincible Boat Company LLC	Revolver	531,915	0.50%	March 31, 2028
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 5, 2028
MacKenzie-Childs Acquisition, Inc.	Revolver	46,667	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	52,632	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	500,000	1.00%	November 15, 2029
MBH Management LLC	Revolver	500,000	0.50%	November 15, 2029
Michelli, LLC	Revolver	1,296,076	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	63,765	1.00%	June 7, 2030
Mobotrex Acquisition, LLC	Revolver	100,000	0.50%	June 7, 2030
MOM Enterprises, LLC	Revolver	100,000	0.50%	May 19, 2026
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	173,452	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	252,951	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
NINJIO, LLC	Revolver	100,000	0.50%	October 12, 2027
Norplex Micarta Acquisition, Inc.	Revolver	416,667	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	100,000	0.50%	January 10, 2030
PCS Software, Inc.	Revolver	1,317,704	0.50%	June 30, 2027
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,753,955	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	100,000	0.50%	January 16, 2031
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
RIA Advisory Borrower, LLC	Revolver	14,018	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	1,168,831	0.50%	June 13, 2029
Sales Benchmark Index, LLC	Revolver	665,730	0.50%	July 7, 2026
Simpler Trading, LLC	Revolver	20,000	0.50%	March 21, 2030
Solid Surface Holdco, LLC	Delayed Draw Term Loan	4,270,705	1.00%	June 6, 2030
Solid Surface Holdco, LLC	Revolver	100,000	0.50%	June 6, 2030
Strategus, LLC	Delayed Draw Term Loan	2,524,737	1.00%	January 27, 2031
Strategus, LLC	Revolver	100,000	0.50%	January 27, 2031
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	100,000	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	100,000	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	86,957	0.50%	December 31, 2026
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	March 2, 2026
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	1,339,123	1.00%	May 31, 2029
TriplePoint Acquisition Holdings LLC	Revolver	743,957	0.50%	May 31, 2029
U.S. Expediters, LLC	Revolver	30,000	0.50%	December 22, 2026
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	500,000	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	100,000	0.50%	December 9, 2030
WER Holdings, LLC	Delayed Draw Term Loan	1,408,896	1.00%	April 11, 2030
WER Holdings, LLC	Delayed Draw Term Loan	73,263	0.00%	April 11, 2030
WER Holdings, LLC***	Revolver	362,594	0.50%	April 11, 2030
Xanitos, Inc.	Revolver	75,000	0.50%	June 25, 2026
	Total Unfunded Debt Commitments	$53,765,452

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
(13)
Investment has been on non-accrual since November 1, 2024. The stated coupon rate is presented for reference, but both the cash and payment-in-kind ("PIK") interest rates are reflected as 0% to indicate that, consistent with the Company’s revenue recognition policy, no interest income is currently being accrued or recognized.

(14) This loan is convertible to common units at maturity or at the election of the majority of holders.
(15) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $290,800.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(16)
Investment has been on non-accrual since the later of January 1, 2023 or the investment date. The stated coupon rate is presented for reference, but both the cash and PIK interest rates are reflected as 0% to indicate that, consistent with the Company’s revenue recognition policy, no interest income is currently being accrued or recognized.

(17)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $17,500 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.

(18)
The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028.
(19)
Investment has been on non-accrual since the later of January 1, 2024 or the investment date. The stated coupon rate is presented for reference, but both the cash and PIK interest rates are reflected as 0% to indicate that, consistent with the Company’s revenue recognition policy, no interest income is currently being accrued or recognized.
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
(22)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,881,927, with an unfunded rate of 0.00% and a maturity of September 3, 2026. The Company has full discretion to fund the revolver commitment.
(23)
As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three and nine months ended September 30, 2025 in portfolio companies deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2024	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	September 30, 2025	Interest Income
Investments	Security	Value	(a)	(b)	Gain (Loss)	Appreciation (Depreciation)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$254,101	$-	$-	$-	$(75,290)	$178,811	$-
Term Loan A-2	First Lien	87,877	-	-	-	(26,037)	61,840	-
Term Loan A-3	First Lien	31,142	-	-	-	(9,228)	21,914	-
Term Loan A-4	First Lien	1,505,537	-	-	-	-	1,505,537	-
Term Loan A-5	First Lien	5,710,182	170,574	-	-	-	5,880,756	-
Revolver	First Lien	63,597	-	-	-	-	63,597	-
EH Holdco, LLC Common Units	Equity	-	-	-	-	-	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
J.R. Watkins, LLC								-
Term Loan	First Lien	$2,855,414	$-	$-	$-	$-	2,855,414	-
Revolver	First Lien	236,250	375,113	-	-	2,388,863	3,000,226	-
Class A Preferred	Equity	-	-	-	(1,132,576)	1,132,576	-	-
Class A Units	Equity	-	-	-	-	-	-	-
Total Control Investments		$10,744,100	$545,687	$-	$(1,132,576)	$3,410,884	$13,568,095	$-

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

(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an unfunded rate of 0.00% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(25)	Investment has been on non-accrual since the later of September 1, 2024 or the investment date. The stated coupon rate is presented for reference, but both the cash and PIK interest rates are reflected as 0% to indicate that, consistent with the Company’s revenue recognition policy, no interest income is currently being accrued or recognized.
(26)	Investment has been on non-accrual since the later of August 21, 2024 or the investment date. The stated coupon rate is presented for reference, but both the cash and PIK interest rates are reflected as 0% to indicate that, consistent with the Company’s revenue recognition policy, no interest income is currently being accrued or recognized.
(27)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,526,599.84, with an unfunded rate of 0.50% and a maturity of June 22, 2029. The Company has full discretion to fund the revolver commitment.

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

September 30, 2025

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

As of September 30, 2025, the Company had issued a total of 28,947,254 shares and raised $419,105,333 in gross proceeds since Inception, incurring an aggregate of $12,903,815 in offering expenses and underwriting fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $406,874,435. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 to the consolidated financial statements contained herein for further details.

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

The SBIC licenses allow the SBIC I subsidiary and SBIC II subsidiary (together, “the SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC I subsidiary, SBA regulations limit the amount that the SBIC I subsidiary may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA. For the SBIC II subsidiary, SBA regulations limit the amounts that the SBIC II subsidiary may borrow to

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

$175,000,000 when the licensee has at least $87,500,000 in regulatory capital, as such term is defined by the SBA. For two or more SBICs under common control, the maximum amount of outstanding SBA-guaranteed debentures cannot exceed $350,000,000. As of both September 30, 2025 and December 31, 2024, the SBIC I subsidiary had $75,000,000 in regulatory capital. As of both September 30, 2025 and December 31, 2024, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of September 30, 2025 and December 31, 2024, the SBIC I subsidiary had $124,000,000 and $150,000,000 of SBA-guaranteed debentures outstanding, respectively. As of both September 30, 2025 and December 31, 2024, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding. See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

Under the 1940 Act, the Company is allowed to incur a maximum asset coverage ratio of 150% if certain requirements are met, including the approval of a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Company’s Board of Directors (the “Board”) and the approval of the Company’s stockholders. On April 4, 2018, the Board, including a “required majority” of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At the Company’s 2018 annual meeting of stockholders, the Company’s stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio requirement applicable to the Company was decreased from 200% to 150%, effective June 29, 2018. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing. As of September 30, 2025, the Company’s asset coverage ratio was 210%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, the Company has observed and continues to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States or its trading partners and the prolonged shutdown of the government. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

As of September 30, 2025, cash balances totaling $5,174, including foreign currency of $657 (acquisition cost of $657), did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000. In addition, as of September 30, 2025, the Company held $9,018,846 in cash equivalents in money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote.

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

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2025, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include company details; credit, market and liquidity risk and events; financial health of the company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At the measurement date, the estimated fair values of the SBA-guaranteed debentures, 2026 Notes Payable (as defined below) and 2030 Notes Payable (as defined below) as prepared for disclosure purposes was $288,459,825 (Level 3 classification), $49,610,950 (Level 2 classification) and $122,633,470 (Level 3

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

classification), respectively. See Note 6 to the consolidated financial statements contained herein for further discussion regarding the fair value measurements and hierarchy.

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

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statements of Changes in Net Assets as a reduction to Paid-in capital. As of September 30, 2025, there was no such costs on the Consolidated Statement of Assets and Liabilities.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

As a BDC, the Company will generally invest in illiquid loans and securities, including debt and equity securities of private lower middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third-party price for securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith under procedures adopted by a BDC’s board or valuation designee, as applicable. Under procedures established by the Board, the Company values investments for which market quotations are readily available at such market quotations. The Company obtains these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available; otherwise, by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by the Board. Such determination of fair value may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

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

September 30, 2025

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

A presentation of the interest income the Company has earned from portfolio companies for the three and nine months ended September 30, 2025 and 2024 is as follows:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loan interest	$22,752,870	$23,489,366	$67,234,416	$69,960,767
PIK income	1,378,166	934,986	3,870,717	2,490,854
Fee amortization income(1)	799,208	734,121	2,351,134	2,256,653
Fee income acceleration(2)	82,509	179,888	337,807	833,518
Total Interest Income	$25,012,753	$25,338,361	$73,794,074	$75,541,792
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company specific circumstances as well as other economic factors in determining collectability of interest income. As of September 30, 2025, the Company had loans to five portfolio companies that were on non-accrual status, which represented approximately 6.7% of the Company’s loan portfolio at cost and 3.7% at fair value. As of December 31, 2024, the Company had loans to seven portfolio companies that were on non-accrual status, which represented approximately 8.3% of the Company’s loan portfolio at cost and 5.4% at fair value. As of September 30, 2025 and December 31, 2024, $9,656,621 and $6,509,852, respectively, of income from investments on non-accrual had not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

September 30, 2025

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

Current income tax expense for the three months ended September 30, 2025 and 2024 of $515,686 and $360,192, respectively, was mostly related to excise and franchise taxes. Income tax expense for the nine months ended September 30, 2025 and 2024 of $1,444,184 and $1,304,948, respectively, was mostly related to excise and franchise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2025 and December 31, 2024, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three and nine months ended September 30, 2025 and 2024 were de minimis.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

For both the three and nine months ended September 30, 2025, the Company recorded deferred income tax benefit of $0 related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2024, the Company recorded deferred income tax benefit of $0 and $188,893, respectively, related to the Taxable Subsidiaries. In addition, as of both September 30, 2025 and December 31, 2024, the Company had a net deferred tax liability of $0.

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

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Accumulated net realized loss from investments, net of cumulative dividends of $30,352,761 for both periods	$(45,392,562)	$(41,267,707)
Net realized loss on foreign currency translations	(272,381)	(213,301)
Net unrealized depreciation on non-controlled, non-affiliated investments and cash equivalents, net of deferred tax liability of $0 for both periods	(9,821,399)	(7,312,300)
Net unrealized appreciation (depreciation) on foreign currency translations	23,321	(15,219)
Accumulated undistributed net investment income	33,753,771	39,153,714
Total distributable loss	$(21,709,250)	$(9,654,813)

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

For the three and nine months ended September 30, 2025, the Company recorded an expense for base management fees of $4,401,305 and $12,735,472, respectively. For the three and nine months ended September 30, 2024, the Company recorded an expense for base management fees of $3,959,554 and $11,664,020, respectively. As of September 30, 2025 and December 31, 2024, $4,401,305 and $4,034,109 of such management fees, respectively, were payable to Stellus Capital.

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

September 30, 2025

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

For the three and nine months ended September 30, 2025, the Company incurred $2,166,047 and $6,460,613 of Income Incentive Fees, respectively. For the three and nine months ended September 30, 2024, the Company incurred $2,564,922 and $7,616,562 of Income Incentive Fees, respectively. As of September 30, 2025 and December 31, 2024, $2,642,033 and $3,109,560, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,589,170 and $2,351,703, respectively, were currently payable (as explained below). As of September 30, 2025 and December 31, 2024, $1,052,863 and $757,857, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For the three and nine months ended September 30, 2025, $471,251 and $2,643,020, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation. For the three and nine months ended September 30, 2024, $0 and $1,826,893, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

For both the three and nine months ended September 30, 2025 and 2024, the Company did not incur any Capital Gains Incentive Fee. As of both September 30, 2025 and December 31, 2024, no Capital Gains Incentive Fees were accrued.

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income incentive fees incurred	$2,166,047	$2,564,922	$6,460,613	$7,616,562
Income incentive fees waived	(471,251)	—	(2,643,020)	(1,826,893)
Incentive fees expense	$1,694,796	$2,564,922	$3,817,593	$5,789,669

	September 30, 2025	December 31, 2024
Investment income incentive fee currently payable	$1,589,170	$2,351,703
Investment income incentive fee deferred	1,052,863	757,857
Incentive fee payable	$2,642,033	$3,109,560

Director Fees

For the three and nine months ended September 30, 2025, the Company recorded an expense relating to independent director fees of $93,250 and $297,750, respectively. For the three and nine months ended September 30, 2024, the Company recorded an expense relating to independent director fees of $93,250 and $315,750, respectively. As of both September 30, 2025 and December 31, 2024, the Company had no unpaid independent director fees.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of September 30, 2025, there was $136,535 due to related parties related to interest paid by a borrower to the Company as administrative agent, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2024, there was no cash due to related parties related to interest paid by a borrower to a Company as administrative agent. Additionally, as of September 30, 2025, there was $30,000 due to other investment funds related to interest paid by a borrower to the Company as administrative agent, which is included in “Other accrued expenses and liabilities” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2024, there was no cash due to other investment funds related to interest paid by a borrower to the Company as administrative agent.

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

For the three and nine months ended September 30, 2025, the Company recorded expenses of $489,176 and $1,258,279, respectively, related to the Administration Agreement that are included in “Administrative services expenses” on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company recorded expenses of $388,874 and $1,200,178, respectively, related to the Administration Agreement that are included in “Administrative services expenses” on the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $489,176 and $389,502, respectively, remained payable to Stellus Capital related to the Administration Agreement and were included in “Administrative services payable” on the Company’s Consolidated Statements of Assets and Liabilities.

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

September 30, 2025

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

For the three and nine months ended September 30, 2025, the Company declared aggregate distributions of $0.40 and $1.20 per share on its common stock, respectively. For the three and nine months ended September 30, 2024, the Company declared aggregate distributions of $0.40 and $1.20 per share on its common stock, respectively. The distributions declared for the three and nine months ended September 30, 2024 differ from the amounts disclosed in the Statements of Operations as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period-end. The Company has declared aggregate distributions of $17.75 per share on its common stock since Inception as described below:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023			$1.60
Fiscal 2024			$1.60
Fiscal 2025
January 9, 2025	January 31, 2025	February 14, 2025	$0.1333
January 9, 2025	February 28, 2025	March 14, 2025	$0.1333
January 9, 2025	March 31, 2025	April 15, 2025	$0.1333
April 4, 2025	April 30, 2025	May 15, 2025	$0.1333
April 4, 2025	May 30, 2025	June 13, 2025	$0.1333
April 4, 2025	June 30, 2025	July 15, 2025	$0.1333
July 2, 2025	July 31, 2025	August 15, 2025	$0.1333
July 2, 2025	August 29, 2025	September 15, 2025	$0.1333
July 2, 2025	September 30, 2025	October 15, 2025	$0.1333
Total			$17.75
(1)	Distributions for fiscal years 2012 through 2024 are shown in aggregate amounts.

The Company has adopted an “opt-out” dividend reinvestment plan (“DRIP”), pursuant to which a stockholder whose shares are held in his own name will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless he elects to receive distributions in cash. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

reinvested only if such service is provided by the broker or the nominee, or if the broker of the nominee permits participation in the Company’s DRIP.

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during either of the three and nine months ended September 30, 2025 or 2024.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Year ended December 31, 2024	3,355,476	46,494,756	698,166	435,390	—	45,361,200	13.86
Three months ended March 31, 2025	656,085	9,256,982	138,908	179,987	—	8,938,087	14.11
Three months ended June 30, 2025	278,945	3,896,384	58,556	14,913	—	3,822,915	13.97
Three months ended September 30, 2025	531,106	7,435,594	111,534	222,238	—	7,101,822	14.00
Total	28,947,254	$419,105,333	$9,403,139	$3,500,676	$672,917	$406,874,435
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the three and nine months ended September 30, 2025 and years ended December 31, 2024, 2023, 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, and $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Total Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024 in the amount of $7,434,858, which represents a cumulative tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

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

On August 11, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2023 Equity

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Distribution Agreement, the Company may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, the Company no longer sold any shares under the 2021 Equity Distribution Agreement.

On September 9, 2025, the Company entered into an equity distribution agreement (the “2025 Equity Distribution Agreement” and together with the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement, the “Equity Distribution Agreements”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2025 Equity Distribution Agreement, the Company may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2025 Equity Distribution Agreement, the Company no longer sold any shares under the 2023 Equity Distribution Agreement. The Company refers to its issuance and sale of shares under the Equity Distribution Agreements as the “ATM Program”.

The Company issued 531,106 and 1,466,136 shares during the three and nine months ended September 30, 2025, respectively, under the ATM Program, for gross proceeds of $7,435,594 and $20,588,960 and underwriting fees and other expenses of $333,772 and $726,136, respectively. The average per share offering price of shares issued in the ATM Program during the three and nine months ended September 30, 2025 was $14.00 and $14.04, respectively. The Advisor agreed to reimburse the Company for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For the three and nine months ended September 30, 2025, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase in net assets resulting from operations	$6,692,028	$15,460,807	$21,830,983	$37,153,553
Weighted average common shares	28,480,472	26,326,426	28,168,527	25,066,626
Net increase in net assets resulting from operations per share	$0.23	$0.59	$0.78	$1.48

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

At September 30, 2025, the Company had investments in 115 portfolio companies. The composition of the Company’s investments as of September 30, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$938,399,987	$901,964,292
Senior Secured – Second Lien	12,105,759	12,025,000
Unsecured Debt	7,061,545	6,879,172
Equity	62,549,953	89,341,172
Total Investments	$1,020,117,244	$1,010,209,636
(1)	Includes unitranche investments, which accounted for 2.9% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had 73 and 71 of such investments, respectively, with aggregate unfunded commitments of $54,056,252 and $41,286,752, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Aggregate cost of portfolio company securities	$1,020,117,244	$961,788,706
Gross unrealized appreciation of portfolio company securities	60,129,946	47,590,719
Gross unrealized depreciation of portfolio company securities	(69,951,344)	(54,903,019)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	32,293	3,973
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(118,503)	(982,691)
Aggregate fair value of portfolio company securities	$1,010,209,636	$953,497,688

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2025 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$901,964,292	$901,964,292
Senior Secured – Second Lien	—	—	12,025,000	12,025,000
Unsecured Debt	—	—	6,879,172	6,879,172
Equity	—	—	89,341,172	89,341,172
Total Investments	$—	$—	$1,010,209,636	$1,010,209,636

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The change in aggregate values of Level 3 portfolio investments during the nine months ended September 30, 2025 was as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$856,096,255	$11,948,850	$6,612,493	$78,840,090	$953,497,688
Purchases of investments	136,414,727	—	9,454	7,222,288	143,646,469
PIK interest	3,559,279	—	305,636	5,802	3,870,717
Sales and redemptions	(82,373,846)	—	(21,325)	(4,917,571)	(87,312,742)
Realized gains	(5,651,669)	—	—	1,602,792	(4,048,877)
Change in unrealized (depreciation) appreciation included in earnings(1)	(9,091,167)	44,123	(42,401)	6,580,346	(2,509,099)
Change in unrealized appreciation on foreign currency included in earnings	881,684	—	3,399	7,425	892,508
Amortization of premium and accretion of discount, net	2,129,029	32,027	11,916	—	2,172,972
Fair value at end of period	$901,964,292	$12,025,000	$6,879,172	$89,341,172	$1,010,209,636
(1)	Includes reversal of positions during the nine months ended September 30, 2025.

There were no Level 3 transfers during the nine months ended September 30, 2025.

The change in aggregate values of Level 3 portfolio investments during the year ended December 31, 2024 was as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$774,789,320	$21,957,500	$5,956,280	$71,757,583	$874,460,683
Purchases of investments	213,545,132	—	117,066	7,492,735	221,154,933
PIK interest	2,824,403	—	485,708	—	3,310,111
Sales and redemptions	(126,924,841)	(9,782,348)	—	(14,985,096)	(151,692,285)
Realized (losses) gains	(1,580,768)	(20,475,000)	—	6,212,362	(15,843,406)
Change in unrealized (depreciation) appreciation included in earnings(1)	(9,026,597)	20,187,185	40,312	8,369,509	19,570,409
Change in unrealized depreciation on foreign currency included in earnings	(169,778)	—	(1,778)	(7,003)	(178,559)
Amortization of premium and accretion of discount, net	2,639,384	61,513	14,905	—	2,715,802
Fair value at end of period	$856,096,255	$11,948,850	$6,612,493	$78,840,090	$953,497,688
(1)	Includes reversal of positions during the year ended December 31, 2024.

There were no Level 3 transfers during the year ended December 31, 2024.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following is a summary of geographical concentration of the Company’s investment portfolio as of September 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$183,748,258	$182,402,421	18.06%
Texas	165,321,802	163,325,964	16.17%
Florida	102,127,944	96,923,046	9.59%
New York	59,415,026	59,803,255	5.92%
Pennsylvania	53,149,808	56,855,920	5.63%
Illinois	68,541,548	56,534,711	5.60%
Colorado	41,158,916	38,090,820	3.77%
Ohio	35,274,542	36,846,339	3.65%
Arizona	34,205,338	36,548,056	3.62%
Canada	31,397,924	31,528,778	3.12%
North Carolina	26,857,851	28,084,646	2.78%
Massachusetts	24,320,176	25,070,881	2.48%
Tennessee	20,507,888	19,741,055	1.95%
Minnesota	18,536,957	19,509,928	1.93%
Iowa	18,592,011	18,613,795	1.84%
Georgia	5,884,157	17,109,519	1.69%
Wisconsin	30,554,470	16,264,621	1.61%
District of Columbia	10,700,966	13,876,852	1.37%
Michigan	11,585,995	11,733,713	1.16%
New Jersey	11,204,037	11,666,804	1.15%
Virginia	11,156,394	11,374,159	1.13%
Missouri	10,812,727	11,057,291	1.09%
Idaho	10,239,028	10,284,788	1.02%
Louisiana	9,168,914	9,252,065	0.92%
Oregon	8,874,566	9,217,750	0.91%
Maryland	7,468,902	7,492,357	0.74%
South Carolina	4,843,216	5,014,305	0.50%
Washington	1,572,463	2,809,451	0.28%
United Kingdom	2,151,650	2,176,559	0.22%
Indiana	743,770	999,787	0.10%
Total Investments	$1,020,117,244	$1,010,209,636	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following is a summary of industry concentration of the Company’s investment portfolio as of September 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$257,044,495	$268,333,506	26.56%
High Tech Industries	98,769,131	102,228,098	10.13%
Healthcare & Pharmaceuticals	97,569,805	98,333,947	9.74%
Media: Advertising, Printing & Publishing	78,989,683	79,467,419	7.87%
Capital Equipment	61,756,420	64,102,926	6.35%
Beverage & Food	53,409,113	58,278,811	5.77%
Consumer Goods: Non-Durable	62,845,984	53,906,852	5.34%
Services: Consumer	42,680,332	40,740,527	4.03%
Construction & Building	37,307,427	38,303,565	3.79%
Consumer Goods: Durable	34,694,596	30,917,241	3.06%
Chemicals, Plastics, & Rubber	27,212,890	26,806,175	2.65%
Aerospace & Defense	27,849,135	24,167,467	2.39%
Environmental Industries	19,523,774	22,066,825	2.18%
Transportation & Logistics	16,572,775	16,797,056	1.66%
Media: Broadcasting & Subscription	12,085,987	15,170,332	1.50%
Retail	14,717,367	14,766,349	1.46%
Energy: Oil & Gas	11,811,710	11,108,136	1.10%
Hotel, Gaming, & Leisure	9,141,475	9,304,395	0.92%
FIRE: Real Estate	18,105,382	7,712,455	0.76%
Media: Diversified & Production	7,493,832	7,601,977	0.75%
Finance	-	5,948,068	0.59%
Containers, Packaging, & Glass	20,698,137	5,666,002	0.56%
Wholesale	5,086,498	5,105,333	0.51%
Education	4,751,296	3,376,174	0.33%
Total Investments	$1,020,117,244	$1,010,209,636	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2025:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)(3)
First lien debt	$844,074,850	Income approach(2)	HY credit spreads	-9.47% to 9.11% (-0.27%)
			Risk free rates	-1.06% to 2.01% (-0.38%)
		Market approach(2)	Market multiples	3.4x to 26.9x (12.5x)(4)
	$57,889,442	Transaction value	Transaction price	N/A

Second lien debt	$12,025,000	Income approach(2)	HY credit spreads	-0.20% to 0.07% (-0.10%)
			Risk free rates	-0.69% to -0.05% (-0.29%)
		Market approach(2)	Market multiples	6.7x to 13.7x (11.1x)(4)

Unsecured debt	$6,879,172	Income approach(2)	HY credit spreads	-0.62% to 0.97% (0.96%)
			Risk free rates	-0.70% to -0.21% (-0.69%)
	$-	Transaction value	Transaction price	N/A

Equity investments	$67,756,963	Market approach(5)	EBITDA multiple	3.3x to 18.2x (10.3x)
			Revenue multiple	6.9x to 9.2x (7.8x)
	$4,049,594	Enterprise value	Enterprise value	N/A
	$17,534,615	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$1,010,209,636
(1)	Weighted average based on fair value as of September 30, 2025.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for first lien debt instruments in the table above indicates that the change in the HY credit spreads between the date a loan closed and the valuation date ranged from (9.47)% ( (947) basis points) to 9.11% (911 basis points). The average of all changes was (0.27)% ( (27) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

As of September 30, 2025, the Company had $53,765,452 in unfunded debt commitments and $290,800 in unfunded equity commitments to 73 existing portfolio companies. As of December 31, 2024, the Company had $40,989,533 in unfunded debt commitments and $297,219 in unfunded equity commitments to 71 existing portfolio companies. As of September 30, 2025, the Company

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the nine months ended

September 30, 2025	September 30, 2024
(unaudited)	(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$13.46	$13.26
Net investment income	1.01	1.29
Change in unrealized (depreciation) appreciation on investments	(0.09)	1.05
Net realized loss	(0.13)	(0.87)
Loss on debt extinguishment	(0.01)	—
Benefit for taxes on net unrealized depreciation on investments	—	0.01
Total from operations	$0.78	$1.48
Sales load	(0.01)	(0.02)
Offering costs	(0.01)	(0.01)
Stockholder distributions from:
Net investment income	(1.20)	(1.21)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.02	0.02
Other(6)	0.01	0.03
Net asset value at end of period	$13.05	$13.55
Per share market value at end of period	$13.06	$13.69
Total return based on market value(2)	3.33%	14.97%
Weighted average shares outstanding for the period	28,168,527	25,066,626
Ratio/Supplemental Data:(1)
Net assets at end of period	$377,730,327	$366,285,287
Weighted average net assets	$374,769,974	$334,932,796
Annualized ratio of gross operating expenses to net assets(5)	18.22%	19.30%
Annualized ratio of net operating expenses to net assets(5)	17.28%	18.57%
Annualized ratio of interest expense and other fees to net assets	9.24%	9.48%
Annualized ratio of net investment income before fee waiver to net assets(5)	9.22%	12.12%
Annualized ratio of net investment income to net assets(5)	10.16%	12.84%
Portfolio turnover(3)	8.69%	13.07%
Notes payable	$175,000,000	$100,000,000
Credit Facility payable	$167,638,569	$157,374,851
SBA-guaranteed debentures	$299,000,000	$325,000,000
Asset coverage ratio(4)	2.10	x	2.42	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax benefit (provision) on net unrealized depreciation (appreciation) in Taxable Subsidiaries of $0 and $188,893 for the nine months ended September 30, 2025 and 2024, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit (provision) on net unrealized depreciation (appreciation) to weighted average net assets for the nine months ended September 30, 2025 and 2024 is 0.00% and 0.08%, respectively.
(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period-end.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

NOTE 9 — CREDIT FACILITY

On October 11, 2017, the Company entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022, November 21, 2023, October 30, 2024 and September 11, 2025 with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $335,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $365,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to the Sixth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, the Credit Facility will bear interest, subject to the Company’s election, on a per annum basis equal to (i) term SOFR plus 2.25% (or 2.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% SOFR floor, or (ii) 1.25% (or 1.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. The commitment to fund the revolver expires on September 11, 2029, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 11, 2030.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2025 and December 31, 2024, the Company was in compliance with these covenants.

As of September 30, 2025 and December 31, 2024, $167,638,569 and $175,386,301, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for the Company’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2025, the Company has incurred costs of $8,846,541 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of September 30, 2025 and December 31, 2024, $3,642,967 and $3,071,986, respectively, of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on the Company’s Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30, 2025	December 31, 2024
Credit Facility payable	$167,638,569	$175,386,301
Prepaid loan structure fees	(3,642,967)	(3,071,986)
Credit Facility payable, net of prepaid loan structure fees	$163,995,602	$172,314,315

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$3,085,157	$3,471,508	$9,842,739	$10,372,179
Loan fee amortization	319,287	281,512	954,032	825,891
Total interest and financing expenses	$3,404,444	$3,753,020	$10,796,771	$11,198,070
Weighted average interest rate	7.4%	8.2%	7.3%	8.3%
Effective interest rate (including fee amortization)	8.1%	8.9%	8.0%	9.0%
Average debt outstanding	$166,138,980	$168,397,547	$179,383,336	$166,056,580
Cash paid for interest and unused fees	$3,103,346	$3,617,115	$9,816,233	$10,531,396

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital”, as such term is defined by the SBA. As of both September 30, 2025 and December 31, 2024, the SBIC I subsidiary had $75,000,000 regulatory capital and $124,000,000 and $150,000,000 of SBA-guaranteed debentures outstanding, respectively.

As of both September 30, 2025 and December 31, 2024, the SBIC II subsidiary had $87,500,000 in regulatory capital. As of both September 30, 2025 and December 31, 2024, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $483,769,103 and $510,105,270 in assets at September 30, 2025 and December 31, 2024, respectively, which accounted for approximately 47.0% and 52.0% of the Company’s total consolidated assets, respectively.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following tables summarize the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of September 30, 2025:

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 22, 2015	SBIC I subsidiary	March 1, 2026	$6,500,000	2.51%	0.36%
October 22, 2015	SBIC I subsidiary	March 1, 2026	1,500,000	2.51%	0.74%
November 10, 2015	SBIC I subsidiary	March 1, 2026	8,800,000	2.51%	0.74%
November 18, 2015	SBIC I subsidiary	March 1, 2026	1,500,000	2.51%	0.74%
November 25, 2015	SBIC I subsidiary	March 1, 2026	8,800,000	2.51%	0.74%
December 16, 2015	SBIC I subsidiary	March 1, 2026	2,200,000	2.51%	0.74%
December 29, 2015	SBIC I subsidiary	March 1, 2026	9,700,000	2.51%	0.74%
November 28, 2017	SBIC I subsidiary	March 1, 2028	25,000,000	3.19%	0.22%
April 27, 2018	SBIC I subsidiary	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I subsidiary	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I subsidiary	March 1, 2029	2,500,000	3.11%	0.22%
Total SBIC I subsidiary SBA-guaranteed Debentures			$124,000,000

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 17, 2019	SBIC II subsidiary	March 1, 2030	$6,000,000	2.08%	0.09%
November 15, 2019	SBIC II subsidiary	March 1, 2030	5,000,000	2.08%	0.09%
December 17, 2020	SBIC II subsidiary	March 1, 2031	9,000,000	1.67%	0.09%
December 17, 2020	SBIC II subsidiary	March 1, 2031	6,500,000	1.67%	0.27%
February 16, 2021	SBIC II subsidiary	March 1, 2031	13,500,000	1.67%	0.27%
February 26, 2021	SBIC II subsidiary	March 1, 2031	10,000,000	1.67%	0.27%
March 2, 2021	SBIC II subsidiary	March 1, 2031	10,000,000	1.67%	0.27%
April 21, 2021	SBIC II subsidiary	September 1, 2031	10,000,000	1.30%	0.27%
May 14, 2021	SBIC II subsidiary	September 1, 2031	6,700,000	1.30%	0.27%
May 28, 2021	SBIC II subsidiary	September 1, 2031	7,300,000	1.30%	0.27%
July 23, 2021	SBIC II subsidiary	September 1, 2031	16,000,000	1.30%	0.27%
February 25, 2022	SBIC II subsidiary	March 1, 2032	10,000,000	2.94%	0.27%
March 29, 2022	SBIC II subsidiary	September 1, 2032	10,000,000	4.26%	0.27%
April 1, 2022	SBIC II subsidiary	September 1, 2032	6,670,000	4.26%	0.27%
April 12, 2022	SBIC II subsidiary	September 1, 2032	6,665,000	4.26%	0.27%
April 21, 2022	SBIC II subsidiary	September 1, 2032	6,665,000	4.26%	0.27%
June 30, 2022	SBIC II subsidiary	September 1, 2032	3,600,000	4.26%	0.27%
July 28, 2022	SBIC II subsidiary	September 1, 2032	6,400,000	4.26%	0.27%
September 9, 2022	SBIC II subsidiary	March 1, 2033	6,000,000	5.17%	0.27%
November 9, 2022	SBIC II subsidiary	March 1, 2033	7,600,000	5.17%	0.27%
August 8, 2023	SBIC II subsidiary	September 1, 2033	9,120,000	5.69%	0.27%
September 19, 2023	SBIC II subsidiary	March 1, 2034	2,280,000	5.04%	0.27%
Total SBIC II subsidiary SBA-guaranteed Debentures			$175,000,000
Total SBA-guaranteed Debentures			$299,000,000

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2025 and December 31,

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

2024, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the consolidated financial statements contained herein.

As of both September 30, 2025 and December 31, 2024, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees and are being amortized over the life of the debentures. As of September 30, 2025 and December 31, 2024, $3,194,366 and $3,748,061 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30, 2025	December 31, 2024
SBA-guaranteed Debentures payable	$299,000,000	$325,000,000
Prepaid loan fees	(3,194,366)	(3,748,061)
SBA-guaranteed Debentures, net of prepaid loan fees	$295,805,634	$321,251,939

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$2,494,181	$2,637,331	$7,526,849	$7,860,045
Debenture fee amortization	182,435	234,704	553,695	784,763
Total interest and financing expenses	$2,676,616	$2,872,035	$8,080,544	$8,644,808
Weighted average interest rate	3.2%	3.2%	3.3%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%	3.6%
Average debt outstanding	$305,252,717	$325,000,000	$308,083,333	$325,000,000
Cash paid for interest	$5,039,393	$5,268,363	$10,228,054	$10,470,211

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes Payable”). The 2026 Notes Payable will mature on March 30, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes Payable is payable semi-annually beginning September 30, 2021. As of September 30, 2025 and December 31, 2024, the aggregate carrying amount of the 2026 Notes Payable was approximately $49,889,237 and $99,444,355, respectively. The 2026 Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the 2026 Notes Payable, the Company incurred $2,327,835 of fees, which are being amortized over the term of the 2026 Notes Payable. On September 30, 2025, the Company prepaid $50,000,000 in aggregate principal of the 2026 Notes. For the three and nine months ended September 30, 2025, the Company recorded a make-whole payment of $54,000 and accelerated $110,762 of unamortized upfront fees which are recognized as a loss on debt extinguishment in the Consolidated Statemements of Operations. As of September 30, 2025 and December 31, 2024, $110,763 and $555,645 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

On April 1, 2025 and September 25, 2025, the Company issued $75,000,000 and $50,000,000, respectively, in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”).

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually beginning October 1, 2025. As of September 30, 2025, the aggregate carrying amount of the 2030 Notes Payable was approximately $122,633,470. The 2030 Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the 2030 Notes Payable, the Company incurred $2,597,556 of fees, which are being amortized over the term of the 2030 Notes Payable. As of September 30, 2025, $2,366,530 of prepaid financing costs had yet to be amortized. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$1,217,979	$1,218,750	$3,655,479	$3,662,250
Deferred financing costs	112,598	112,598	334,122	335,345
Total interest and financing expenses	$1,330,577	$1,331,348	$3,989,601	$3,997,595
Weighted average interest rate	4.9%	4.8%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%	5.3%
Average debt outstanding	$99,456,522	$100,000,000	$99,816,850	$100,000,000
Cash paid for interest	$2,443,500	$2,437,500	$4,881,000	$4,881,000

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:

	September 30, 2025	December 31, 2024
2026 Notes Payable	$50,000,000	$100,000,000
Deferred financing costs	(110,763)	(555,645)
2026 Notes Payable, net of deferred financing costs and discount	$49,889,237	$99,444,355

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three and nine months ended September 30, 2025:

	For the three months ended	For the nine months ended
	September 30, 2025	September 30, 2025
Interest expense	$1,419,792	$2,794,167
Deferred financing costs	85,685	167,629
Discount amortization	31,959	63,395
Total interest and financing expenses	$1,537,436	$3,025,191
Weighted average interest rate	7.2%	7.3	%(1)
Effective interest rate (including fee amortization)	7.8%	7.9	%(1)
Average debt outstanding	$78,260,870	$76,639,344	(1)
Cash paid for interest	$—	$15,000

(1) Calculated for the period from April 1, 2025, the date of the 2030 Notes Payable offering, through September 30, 2025.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The following is a summary of the 2030 Notes Payable, net of deferred financing costs:

	September 30, 2025	December 31, 2024
2030 Notes Payable	$125,000,000	$—
Deferred financing costs	(2,307,677)	—
Premium on 2030 Notes Payable	648,000	—
Discount on 2030 Notes Payable	(706,853)	—
2030 Notes Payable, net of deferred financing costs and discount	$122,633,470	$—

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of September 30, 2025 and 2024, the Company was in compliance with these covenants.

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 1, 2025	The Hardenbergh Group, Inc.*	Provider of patient safety, clinical risk mitigation, and healthcare compliance solutions	$500,000	Senior Secured – First Lien
Add-On Investment	October 3, 2025	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$183,470	Senior Secured – First Lien
Add-On Investment	October 17, 2025	J.R. Watkins, LLC*	Manufacturer and distributor of home and personal care products	$18,000	Priority Revolver Commitment
New Investment	October 17, 2025	Fidus Systems Inc.	Provider of outsourced electronic product development and engineering services	$4,759,099	Senior Secured – First Lien
				$3,172,733	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$267,728	Equity
Add-On Investment	November 6, 2025	Mobotrex Acquisition, LLC*	Distributor and manufacturer of intelligent traffic solution equipment	$3,523,787	Senior Secured – First Lien
				$1,549,698	Delayed Draw Term Loan Commitment
				$73,776	Revolver Commitment
Add-On Investment	November 6, 2025	Ad.Net Acquisition, LLC*	A digital marketing company that targets high-conversion consumers through cost-per-click digital media advertising	$1,896,568	Senior Secured – First Lien
				$85,027	Equity

* Existing portfolio company

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

The Company realized the following portfolio company investment subsequent to September 30, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	October 25, 2025	Heartland Business Systems, LLC	End-to-end information technologies solutions provider	$9,725,000	$—	Senior Secured – First Lien
				$48,875	$—	Delayed Draw Term Loan
Full Repayment	November 3, 2025	NuSource Financial Acquisition, Inc.	Provider of technology integration and installation of teller machines, maintenance services, and security solutions	$7,014,746	$—	Unsecured
Full Realization				$1,066,715	$1,066,715	Warrants

* Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of November 10, 2025 was $182,800,000.

Dividends Declared

On October 8, 2025, the Board declared a regular monthly dividend for each of October 2025, November 2025, and December 2025 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/8/2025	10/31/2025	10/31/2025	11/14/2025	$0.1333
10/8/2025	11/28/2025	11/28/2025	12/15/2025	$0.1333
10/8/2025	12/31/2025	12/31/2025	1/15/2026	$0.1333

NOTE 13 — REPORTABLE SEGMENTS

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07 - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of December 31, 2024 and has applied ASU 2023-07 retrospectively for the three and nine months ended September 30, 2024. The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the consolidated statement of operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2025, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% subject to certain circumstances.

On April 4, 2018, our board of directors (the “Board”), including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. At our 2018 annual meeting of stockholders our stockholders also approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio applicable to us was decreased from 200% to 150%, effective June 29, 2018, which effectively increased the amount of leverage we may incur. As of September 30, 2025, our asset coverage ratio was 210%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, fluctuating interest rates, bank impairments and failures, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States or its trading partners and the prolonged shutdown of the government. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately held lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) with a focus on investing through first lien (including unitranche) loans, often with a corresponding equity investmen.

As of September 30, 2025, we had $1,010.2 million (at fair value) invested in 115 portfolio companies. As of September 30, 2025, our portfolio included approximately 89% of first lien debt, 1% of second lien debt, 1% of unsecured debt and 9% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$938,399,987	$901,964,292
Senior Secured – Second Lien	12,105,759	12,025,000
Unsecured Debt	7,061,545	6,879,172
Equity	62,549,953	89,341,172
Total Investments at Fair Value	$1,020,117,244	$1,010,209,636
(1)	Includes unitranche investments, which account for 2.9% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2025 and December 31, 2024, we had unfunded commitments of $54.1 million and $41.3 million, respectively, to provide financing to 73 and 71 portfolio companies, respectively. As of September 30, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$183,748,258	$182,402,421	18.06%
Texas	165,321,802	163,325,964	16.17%
Florida	102,127,944	96,923,046	9.59%
New York	59,415,026	59,803,255	5.92%
Pennsylvania	53,149,808	56,855,920	5.63%
Illinois	68,541,548	56,534,711	5.60%
Colorado	41,158,916	38,090,820	3.77%
Ohio	35,274,542	36,846,339	3.65%
Arizona	34,205,338	36,548,056	3.62%
Canada	31,397,924	31,528,778	3.12%
North Carolina	26,857,851	28,084,646	2.78%
Massachusetts	24,320,176	25,070,881	2.48%
Tennessee	20,507,888	19,741,055	1.95%
Minnesota	18,536,957	19,509,928	1.93%
Iowa	18,592,011	18,613,795	1.84%
Georgia	5,884,157	17,109,519	1.69%
Wisconsin	30,554,470	16,264,621	1.61%
District of Columbia	10,700,966	13,876,852	1.37%
Michigan	11,585,995	11,733,713	1.16%
New Jersey	11,204,037	11,666,804	1.15%
Virginia	11,156,394	11,374,159	1.13%
Missouri	10,812,727	11,057,291	1.09%
Idaho	10,239,028	10,284,788	1.02%
Louisiana	9,168,914	9,252,065	0.92%
Oregon	8,874,566	9,217,750	0.91%
Maryland	7,468,902	7,492,357	0.74%
South Carolina	4,843,216	5,014,305	0.50%
Washington	1,572,463	2,809,451	0.28%
United Kingdom	2,151,650	2,176,559	0.22%
Indiana	743,770	999,787	0.10%
Total Investments at Fair Value	$1,020,117,244	$1,010,209,636	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Texas	$159,028,754	$154,041,942	16.15%
California	160,285,777	152,583,692	16.00%
Florida	108,434,730	104,718,969	10.98%
Illinois	66,486,029	56,591,435	5.94%
Pennsylvania	53,271,774	54,438,594	5.71%
Arizona	43,552,887	46,839,063	4.91%
New York	36,116,358	36,306,098	3.81%
Ohio	33,645,676	35,847,804	3.76%
Canada	32,107,256	32,375,749	3.40%
Colorado	31,283,806	28,218,186	2.96%
Wisconsin	27,935,159	23,352,084	2.45%
District of Columbia	22,711,852	26,654,283	2.80%
Georgia	12,391,680	23,345,077	2.45%
North Carolina	20,946,327	22,314,018	2.34%
Tennessee	20,490,429	20,703,772	2.17%
Massachusetts	19,965,590	20,559,398	2.16%
Missouri	18,590,476	18,712,569	1.96%
Iowa	13,486,486	13,486,486	1.41%
Idaho	11,763,648	11,830,192	1.24%
New Jersey	11,181,815	11,754,323	1.23%
Michigan	11,389,446	11,510,608	1.21%
Louisiana	9,216,389	9,371,830	0.98%
Virginia	9,293,896	9,373,367	0.98%
Washington	8,193,234	8,216,962	0.86%
Maryland	7,529,294	7,526,300	0.79%
Minnesota	6,448,091	6,452,144	0.68%
South Carolina	4,836,178	4,984,667	0.52%
Indiana	743,770	920,343	0.10%
United Kingdom	461,899	467,733	0.05%
	$961,788,706	$953,497,688	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$257,044,495	$268,333,506	26.56%
High Tech Industries	98,769,131	102,228,098	10.13%
Healthcare & Pharmaceuticals	97,569,805	98,333,947	9.74%
Media: Advertising, Printing & Publishing	78,989,683	79,467,419	7.87%
Capital Equipment	61,756,420	64,102,926	6.35%
Beverage & Food	53,409,113	58,278,811	5.77%
Consumer Goods: Non-Durable	62,845,984	53,906,852	5.34%
Services: Consumer	42,680,332	40,740,527	4.03%
Construction & Building	37,307,427	38,303,565	3.79%
Consumer Goods: Durable	34,694,596	30,917,241	3.06%
Chemicals, Plastics, & Rubber	27,212,890	26,806,175	2.65%
Aerospace & Defense	27,849,135	24,167,467	2.39%
Environmental Industries	19,523,774	22,066,825	2.18%
Transportation & Logistics	16,572,775	16,797,056	1.66%
Media: Broadcasting & Subscription	12,085,987	15,170,332	1.50%
Retail	14,717,367	14,766,349	1.46%
Energy: Oil & Gas	11,811,710	11,108,136	1.10%
Hotel, Gaming, & Leisure	9,141,475	9,304,395	0.92%
FIRE: Real Estate	18,105,382	7,712,455	0.76%
Media: Diversified & Production	7,493,832	7,601,977	0.75%
Finance	—	5,948,068	0.59%
Containers, Packaging, & Glass	20,698,137	5,666,002	0.56%
Wholesale	5,086,498	5,105,333	0.51%
Education	4,751,296	3,376,174	0.33%
Total	$1,020,117,244	$1,010,209,636	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$219,665,133	$234,908,112	24.64%
High Tech Industries	91,135,577	93,468,792	9.81%
Healthcare & Pharmaceuticals	85,300,317	85,478,418	8.97%
Media: Advertising, Printing & Publishing	71,318,416	72,291,584	7.58%
Beverage & Food	64,052,951	68,902,142	7.23%
Consumer Goods: Non-Durable	67,123,135	54,473,282	5.71%
Services: Consumer	49,388,222	46,066,301	4.83%
Capital Equipment	41,322,214	43,647,466	4.58%
Consumer Goods: Durable	43,393,413	42,094,390	4.41%
Chemicals, Plastics, & Rubber	36,693,101	36,907,602	3.87%
Construction & Building	32,374,992	32,979,859	3.46%
Aerospace & Defense	26,014,106	21,624,091	2.27%
Environmental Industries	18,903,681	18,282,056	1.92%
Transportation & Logistics	17,244,131	17,532,488	1.84%
Retail	14,799,085	14,723,620	1.54%
Media: Broadcasting & Subscription	12,170,577	14,314,711	1.50%
Containers, Packaging, & Glass	18,007,571	12,911,794	1.35%
Energy: Oil & Gas	11,353,959	10,728,031	1.13%
Hotel, Gaming, & Leisure	7,113,661	8,142,050	0.85%
FIRE: Real Estate	17,934,808	7,652,436	0.80%
Media: Diversified & Production	5,822,637	5,934,853	0.62%
Education	10,537,738	5,341,151	0.56%
Finance	119,281	5,092,459	0.53%
	$961,788,706	$953,497,688	100.00%

At September 30, 2025, our average portfolio company investment at amortized cost and fair value was approximately $8.9 million and $8.8 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $24.7 million and $22.0 million, respectively. At December 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $9.2 million and $9.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $23.2 million and $21.2 million, respectively.

At September 30, 2025 and December 31, 2024, 90.4% and 94.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), respectively, and 9.6% and 5.5% bore interest at fixed rates, respectively.

The weighted average yield on all of our debt investments as of September 30, 2025 and December 31, 2024 was approximately 10.0% and 10.3%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of September 30, 2025 and December 31, 2024 was approximately 9.4% and 9.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $9.0 million and $20.1 million, respectively.

Investment Activity

During the nine months ended September 30, 2025, we made an aggregate of $142.0 million of investments in 14 new portfolio companies and 18 existing portfolio companies. During the nine months ended September 30, 2025, we received an aggregate of $85.6 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2025			As of December 31, 2024
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$261.2	26%	30	$227.2	24%	24
2	571.8	57%	62	564.5	59%	61
3	143.5	13%	15	112.0	12%	11
4	27.8	3%	3	41.3	4%	5
5	5.9	1%	7	8.5	1%	5
Total	$1,010.2	100%	117	$953.5	100%	106
(1)	Two portfolio companies appear in two categories as of September 30, 2025 and one portfolio company appears in two categories as of December 31, 2024.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2025, we had loans to five portfolio companies that were on non-accrual status, which represented approximately 6.7% of our loan portfolio at cost and 3.7% at fair value. As of December 31, 2024, we had loans to seven portfolio companies that were on non-accrual status, which represented approximately 8.3% of our loan portfolio at cost and 5.4% at fair value. As of September 30, 2025 and December 31, 2024, $9.7 million and $6.5 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Three and Nine months Ended September 30, 2025 and 2024

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2025 and 2024 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income(1)	$23.6	$24.2	$69.6	$72.2
PIK interest	1.4	0.9	3.9	2.5
Miscellaneous fees(1)	1.3	1.4	3.5	4.4
Total	$26.3	$26.5	$76.9	$79.1
(1)	For the three and nine months ended September 30, 2025, we recognized $0.5 million and $1.1 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions. For the three and nine months ended September 30, 2024, we recognized $0.4 million and $1.8 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The decrease in investment income for the three and nine months ended September 30, 2025 was due primarily to a decrease in prevailing market rates on our loans, typically in reference to the Secured Overnight Financing Rate (“SOFR”), partially offset by an increase in our principal debt outstanding.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);

●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2025 and 2024 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating Expenses
Management fees	$4.4	$3.9	$12.8	$11.7
Valuation fees	0.2	0.1	0.4	0.3
Administrative services expenses	0.6	0.5	1.5	1.5
Income incentive fees	2.2	2.6	6.5	7.6
Professional fees	0.4	0.3	1.1	0.8
Directors’ fees	0.1	0.1	0.3	0.3
Insurance expense	0.1	0.1	0.3	0.4
Interest expense and other fees	8.9	8.0	25.9	23.9
Income tax expense	0.5	0.4	1.4	1.3
Other general and administrative expenses	0.2	0.2	0.9	0.9
Total Operating Expenses	$17.6	$16.2	$51.1	$48.7
Income incentive fee waiver	(0.5)	—	(2.7)	(1.9)
Total Operating Expenses, net of fee waivers	$17.1	$16.2	$48.4	$46.8

The increase in operating expenses for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was due to increased management fees and interest expense due to overall portfolio growth.

Net Investment Income

For the three months ended September 30, 2025, net investment income was $9.1 million, or $0.32 per common share (based on 28,480,472 weighted average shares outstanding for the three months ended September 30, 2025).

For the three months ended September 30, 2024, net investment income was $10.3 million, or $0.39 per common share (based on 26,326,426 weighted average shares outstanding for the three months ended September 30, 2024).

For the nine months ended September 30, 2025, net investment income was $28.5 million, or $1.01 per common share (based on 28,168,527 weighted average shares outstanding for the nine months ended September 30, 2025).

For the nine months ended September 30, 2024, net investment income was $32.3 million, or $1.29 per common share (based on 25,066,626 weighted average shares outstanding for the nine months ended September 30, 2024).

The decrease in net investment income over the respective three and nine months periods was due to decreased interest income as explained in the “Revenues” section above, as well as higher operating expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure net realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2025 totaled $39.0 million and net realized gains totaled $2.9 million.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2024 totaled $15.5 million and net realized losses totaled ($3.3) million.

Proceeds from repayments of investments and amortization of certain other investments for the nine months ended September 30, 2025 totaled $85.6 million and net realized losses totaled ($4.0) million.

Proceeds from repayments of investments and amortization of certain other investments for the nine months ended September 30, 2024 totaled $87.3 million and net realized losses totaled ($21.7) million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized (depreciation) appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized (depreciation) appreciation on investments and cash equivalents for the three months ended September 30, 2025 and 2024 totaled ($5.1) million and $8.5 million, respectively.

The change in unrealized appreciation over the respective periods was due to reversals of previous write-downs that were realized and company-specific investment write-ups, offset by company-specific write-downs.

Net change in unrealized (depreciation) appreciation on investments and cash equivalents for the nine months ended September 30, 2025 and 2024 totaled ($2.5) million and $26.4 million, respectively.

The change in unrealized (depreciation) appreciation over the respective periods was due to reversals of previous write-ups that were realized and company-specific investment write-downs, offset by company-specific write-ups.

Benefit for Taxes on Unrealized Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and nine months ended September 30, 2025, we recognized a benefit for income tax on unrealized investments of $0.0 million for the Taxable Subsidiaries. For the three and nine months ended September 30, 2024, we recognized a benefit for income tax on unrealized investments of $0.0 million and $0.2 million for the Taxable Subsidiaries, respectively. As of both September 30, 2025 and December 31, 2024, there was $0.0 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2025, net increase in net assets resulting from operations totaled $6.7 million, or $0.23 per common share (based on 28,480,472 weighted average shares outstanding for the three months ended September 30, 2025).

For the three months ended September 30, 2024, net increase in net assets resulting from operations totaled $15.5 million, or $0.59 per common share (based on 26,326,426 weighted average shares outstanding for the three months ended September 30, 2024).

The net decrease in net assets between the respective periods was due to higher unrealized depreciation, offset by higher realized gains in the current year.

For the nine months ended September 30, 2025, net increase in net assets resulting from operations totaled $21.8 million, or $0.78 per common share (based on 28,168,527 weighted average shares outstanding for the nine months ended September 30, 2025).

For the nine months ended September 30, 2024, net increase in net assets resulting from operations totaled $37.2 million, or $1.48 per common share (based on 25,066,626 weighted average shares outstanding for the nine months ended September 30, 2024).

The net decrease in net assets between the respective periods was due to higher unrealized depreciation and lower net investment income, offset by decreased net realized losses in the current year.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $33.5 million for the nine months ended September 30, 2025, primarily in connection with the purchase of portfolio investments, offset by the net increase in net assets resulting from operations and sales and repayments of portfolio investments. Our financing activities for the nine months ended September 30, 2025 provided cash of $22.4 million, primarily from proceeds from the issuance of common stock, proceeds from the issuance of 2030 Notes Payable (as defined below), offset by net paydowns on our Credit Facility, repayment of 2026 Notes Payable (as defined below), repayment of SBA-guaranteed debentures and shareholder distributions.

Our operating activities provided net cash of $3.1 million for the nine months ended September 30, 2024, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the nine months ended September 30, 2024 provided cash of $9.4 million, primarily from proceeds from the issuance of common stock, offset by net paydowns on our Credit Facility and shareholder distibutions.

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

Also, as a BDC, we generally are required to meet an asset coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, over the aggregate amount of the senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 150% effective June 29, 2018 (at least 200% prior to June 29, 2018). This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the Stellus Capital SBIC, LP (the “SBIC I subsidiary”) and Stellus Capital SBIC II, LP (the “SBIC II subsidiary”) (collectively, the “SBIC subsidiaries”) guaranteed by the U.S. Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. We were in compliance with the asset coverage ratios at all times. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 210% and 234%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $9.0 million and $20.1 million, respectively.

Credit Facility

On October 11, 2017, we entered into a senior secured revolving credit agreement, as amended, dated as of October 10, 2017, that was amended and restated on December 21, 2021, February 28, 2022, May 13, 2022, November 21, 2023, October 30, 2024 and September 11, 2025 with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $335.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $365.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to the Sixth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, the Credit Facility will bear interest, subject to the Company’s election, on a per annum basis equal to (i) term SOFR plus 2.25% (or 2.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% SOFR floor, or (ii) 1.25% (or 1.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. The commitment to fund the revolver expires on September 11, 2029, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 11, 2030.

Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.0, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2025 and December 31, 2024, we were in compliance with these covenants.

As of September 30, 2025 and December 31, 2024, $167.6 million and $175.4 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $8.8 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2025 and December 31, 2024, $3.6 million and $3.1 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$3.1	$3.5	$9.8	$10.4
Loan fee amortization	0.3	0.3	1.0	0.8
Total interest and financing expenses	$3.4	$3.8	$10.8	$11.2
Weighted average interest rate	7.4%	8.2%	7.3%	8.3%
Effective interest rate (including fee amortization)	8.1%	8.9%	8.0%	9.0%
Average debt outstanding	$166.1	$168.4	$179.4	$166.1
Cash paid for interest and unused fees	$3.1	$3.6	$9.8	$10.5

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as small business investment companies (“SBICs”), we have the ability to issue debentures guaranteed by the SBA at favorable interest rates (“SBA-guaranteed debentures”). Under the regulations applicable to SBICs, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of both September 30, 2025 and December 31, 2024, the SBIC I subsidiary had $75.0 million in “regulatory capital,” as such term is defined by the SBA, and $124.0 million and $150.0 million of SBA-guaranteed debentures outstanding, respectively.

As of both September 30, 2025 and December 31, 2024, the SBIC II subsidiary had $87.5 million in regulatory capital. As of both September 30, 2025 and December 31, 2024, the SBIC II subsidiary had $175.0 million of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $483.8 million and $510.1 million in assets at September 30, 2025 and December 31, 2024, respectively, which accounted for approximately 47.0% and 52.0% of our total consolidated assets, respectively.

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2025 and December 31, 2024, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the Consolidated Financial Statements.

As of September 30, 2025, we have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of September 30, 2025 and December 31, 2024, $3.2 million and $3.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$2.5	$2.6	$7.5	$7.9
Debenture fee amortization	0.2	0.3	0.6	0.7
Total interest and financing expenses	$2.7	$2.9	$8.1	$8.6
Weighted average interest rate	3.2%	3.2%	3.3%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%	3.6%
Average debt outstanding	$305.3	$325.0	$308.1	$325.0
Cash paid for interest	$5.0	$5.3	$10.2	$10.5

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

On September 30, 2025, the Company prepaid $50.0 million in aggregate principal of the 2026 Notes. For the three and nine months ended September 30, 2025, the Company recorded a make-whole payment of $0.1 million and accelerated $0.1 million of unamortized upfront fees which are recognized as a loss on debt extinguishment in the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the aggregate carrying amount of the 2026 Notes Payable was approximately $49.9 million and $99.4 million, respectively. The 2026 Notes Payable are institutional, non-traded notes.

In connection with the issuance of the 2026 Notes Payable, we have incurred $2.3 million of fees, which are being amortized over the term of the 2026 Notes Payable, of which $0.1 million and $0.6 million remains to be amortized as of September 30, 2025 and December 31, 2024, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$1.2	$1.2	$3.7	$3.7
Deferred financing costs	0.1	0.1	0.3	0.3
Total interest and financing expenses	$1.3	$1.3	$4.0	$4.0
Weighted average interest rate	4.9%	4.8%	4.9%	4.9%
Effective interest rate (including fee amortization)	5.3%	5.3%	5.3%	5.3%
Average debt outstanding	$99.5	$100.0	$99.8	$100.0
Cash paid for interest	$2.4	$2.4	$4.9	$4.9

On April 1, 2025 and September 25, 2025, we issued $75.0 million and $50.0 million, respectively, in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually beginning October 1, 2025. As of September 30, 2025, the aggregate carrying amount of the 2030 Notes Payable was approximately $122.6 million. The Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the 2030 Notes Payable, we have incurred $2.6 million of fees, which are being amortized over the term of the 2030 Notes Payable. As of September 30, 2025, $2.4 million of prepaid financing costs had yet to be amortized. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three and nine months ended September 30, 2025:

	For the three months ended	For the nine months ended
	September 30, 2025	September 30, 2025
Interest expense	$1.4	$2.8
Deferred financing costs	0.1	0.2
Total interest and financing expenses	$1.5	$3.0
Weighted average interest rate	7.2%	7.3	%(1)
Effective interest rate (including fee amortization)	7.8%	7.9	%(1)
Average debt outstanding	$78.3	$76.6	(1)
Cash paid for interest	$—	$—

(1) Calculated for the period from April 1, 2025, the date of the 2030 Notes Payable offering, through September 30, 2025.

ATM Program

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

On August 11, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2023 Equity Distribution Agreement, the Company may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, the Company no longer sold any shares under the 2021 Equity Distribution Agreement.

On September 9, 2025, we entered into an equity distribution agreement (the “2025 Equity Distribution Agreement” and together with the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement, the “Equity Distribution Agreements”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2025 Equity Distribution Agreement, we may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. We refer to our issuance and sale of shares under the Equity Distribution Agreements as the “ATM Program.”

We issued 531,106 and 1,466,136 shares during the three and nine months ended September 30, 2025 under the ATM Program, respectively, for gross proceeds of $7.4 million and $20.6 million, respectively, and underwriting fees and other expenses of $0.3 million and $0.7 million, respectively. The average per share offering price of shares issued in the ATM Program during the three and nine months ended September 30, 2025 was $14.00 and $14.04, respectively. We issued 1,058,366 and 2,913,722 shares during the three and nine months ended September 30, 2024 under the ATM Program, respectively, for gross proceeds of $14.6 million and $40.4 million and underwriting fees and other expenses of $0.3 million and $0.9 million, respectively. The average per share offering price of shares issued in the ATM Program during the three and nine months ended September 30, 2024 was $13.79 and $13.86, respectively. The Advisor has agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For the three and nine months ended September 30, 2025, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2025, we had $53.8 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 73 portfolio companies. As of December 31, 2024, we had $41.0 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 71 portfolio companies. As of September 30, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

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

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year in order to avoid a federal excise tax on our undistributed earnings of a RIC. As of December 31, 2024, we had $45.2 million of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2025.

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

Investment Portfolio

We invested in the following portfolio companies subsequent to September 30, 2025:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	October 1, 2025	The Hardenbergh Group, Inc.*	Provider of patient safety, clinical risk mitigation, and healthcare compliance solutions	$500,000	Senior Secured – First Lien
Add-On Investment	October 3, 2025	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$183,470	Senior Secured – First Lien
Add-On Investment	October 17, 2025	J.R. Watkins, LLC*	Manufacturer and distributor of home and personal care products	$18,000	Priority Revolver Commitment
New Investment	October 17, 2025	Fidus Systems Inc.	Provider of outsourced electronic product development and engineering services	$4,759,099	Senior Secured – First Lien
				$3,172,733	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$267,728	Equity
Add-On Investment	November 6, 2025	Mobotrex Acquisition, LLC*	Distributor and manufacturer of intelligent traffic solution equipment	$3,523,787	Senior Secured – First Lien
				$1,549,698	Delayed Draw Term Loan Commitment
				$73,776	Revolver Commitment
Add-On Investment	November 6, 2025	Ad.Net Acquisition, LLC*	A digital marketing company that targets high-conversion consumers through cost-per-click digital media advertising	$1,896,568	Senior Secured – First Lien
				$85,027	Equity

* Existing portfolio company

We realized the following portfolio company investment subsequent to September 30, 2025:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	October 25, 2025	Heartland Business Systems, LLC	End-to-end information technologies solutions provider	$9,725,000	$—	Senior Secured – First Lien
				$48,875	$—	Delayed Draw Term Loan
Full Repayment	November 3, 2025	NuSource Financial Acquisition, Inc.	Provider of technology integration and installation of teller machines, maintenance services, and security solutions	$7,014,746	$—	Unsecured
Full Realization				$1,066,715	$1,066,715	Warrants

* Existing portfolio company

Credit Facility

The outstanding balance under the Credit Facility as of November 10, 2025 was $182.8 million.

Dividend Declared

On October 8, 2025, the Board declared a regular monthly dividend for each of October 2025, November 2025, and December 2025 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
10/8/2025	10/31/2025	10/31/2025	11/14/2025	$0.1333
10/8/2025	11/28/2025	11/28/2025	12/15/2025	$0.1333
10/8/2025	12/31/2025	12/31/2025	1/15/2026	$0.1333

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, most recently lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024 and 4.00% - 4.25% in September 2025. As of September 30, 2025 and December 31, 2024, 90.4% and 94.5% of the loans in our portfolio bore interest at a floating rate, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of both September 30, 2025 and December 31, 2024, the weighted average interest rate floor on our floating rate loans was 1.43%.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2025 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$16.8	$(3.4)	$13.4
Up 150 basis points	12.6	(2.5)	10.1
Up 100 basis points	8.4	(1.7)	6.7
Up 50 basis points	4.2	(0.8)	3.4
Down 50 basis points	(4.2)	0.8	(3.4)
Down 100 basis points	(8.4)	1.7	(6.7)
Down 150 basis points	(12.6)	2.5	(10.1)
Down 200 basis points	(16.8)	3.4	(13.4)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the consolidated financial statements contained herein for more information on the incentive fee.
(2)	At September 30, 2025, the three-month SOFR rate was 398 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2025 and 2024, we did not engage in hedging activities.

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2025 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed below and in “Item 1A. Risk Factors” of Annual Report on Form 10-K filed with the SEC on March 4, 2025, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

Our investments in the high tech industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

As of September 30, 2025, our investment in portfolio companies operating in this sector represents 10.13% of our total portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2025.

No shares were issued under the distribution reinvestment program during either of the three and nine months ended September 30, 2025 and 2024.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.Other Information

(a)	None.

(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the three and nine months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.2

Fourth Supplemental Indenture, dated as of April 1, 2025, by and between Stellus Capital Investment Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971) filed on September 26, 2025).

4.3	Form of Global Note with respect to the 7.250% Notes due 2030 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No.814-00971) filed on September 26, 2025).

10.1

Equity Distribution Agreement, dated September 9, 2025, by and among Stellus Capital Investment Corporation and Stellus Capital Management, LLC, on the one hand, and Keefe, Bruyette & Woods, Inc. and Raymond James & Associates, Inc., on the other hand (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.814-00971), filed on September 10, 2025).

10.2

Sixth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 11, 2025, between Stellus Capital Investment Corporation, the lenders party thereto, and Zions Bancorporation, N.A., d/b/a Amegy Bank, as Administrative Agent, Swingline Lender, Issuing Bank and Multicurrency Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.814-00971), filed on September 15, 2025).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Notice of Redemption of 4.875% Notes due 2026 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No.814-00971), filed on August 28, 2025).

101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2025	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer