Form 10-K
period 2025-12-31
Stellus Capital Investment Corp
filed 2026-03-11
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 was $371,895,297.

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of March 11, 2026 was 28,947,254.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STELLUS CAPITAL INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2025

PART I

Item 1.    Business

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Stellus Capital Investment Corporation; and “Stellus Capital Management,” the “Advisor” or the “Administrator” refer to our investment adviser and administrator, Stellus Capital Management, LLC.

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We were organized as a Maryland corporation on May 8, 2012, and formally commenced operations on November 7, 2012. We originate and invest primarily in private U.S. lower middle-market companies (typically those with $5 million to $50 million of EBITDA (earnings before interest, taxes, depreciation and amortization)) through first lien (including unitranche), second lien, and unsecured debt financing, often with corresponding equity co-investments. Unitranche structures may combine characteristics of first lien senior secured as well as second lien and/or subordinated loans, and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche. Unsecured debt includes senior unsecured and subordinated loans.

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

On May 9, 2022, we and certain of our affiliates received an exemptive order (the “Order”) from the Securities and Exchange Commission (“SEC”) that superseded the prior co-investment exemptive relief orders and permits us to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus

Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Advisor, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. We co-invest, subject to the conditions in the Order, with an affiliated private BDC and other private credit funds managed by Stellus Capital Management that have an investment strategy that is similar or identical to our investment strategy, and we may co-invest with other BDCs, registered investment companies and other private credit funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

We have elected, qualified, and intend to qualify annually to be treated for tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2025, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2025, our asset coverage ratio was 203%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

SBIC Licenses

Two of our wholly owned subsidiaries, Stellus Capital SBIC, LP and Stellus Capital SBIC II, LP (together, the “SBIC subsidiaries” and individually, the “SBIC I subsidiary” and “SBIC II subsidiary,” respectively), hold licenses to operate as small business investment companies (“SBICs”). Current U.S. Small Business Administration (“SBA”) regulations allow a single SBIC to obtain leverage in the form of debentures guaranteed by the SBA up to a maximum of $175.0 million, subject to required capitalization of the SBIC subsidiary, SBA approval, and other requirements. The maximum leverage available to a “family” of two or more SBIC funds under common control is $350.0 million, subject to SBA approval. SBA-guaranteed debentures have fixed interest rates that equal the prevailing rate for 10-year U.S.

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
●	We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of Stellus Capital Management to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our incentive fee may induce Stellus Capital Management to make speculative investments.
●	We may be obligated to pay Stellus Capital Management incentive compensation even if we incur a loss and may pay more than 20.0% of our net capital gains because we cannot recover payments made in previous years.
●	We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
●	Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
●	Substantially all of our assets are subject to security interests under our amended and restated revolving credit agreement with certain lenders party thereto and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent (as amended from time to time, the “Credit Facility”), or claims of the SBA with respect to SBA-guaranteed debentures we may issue. If we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.
●	Most of our portfolio investments are recorded at fair value as determined in good faith by our board of directors (the “Board”) and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
●	Any failure to comply with SBA regulations could have an adverse effect on our SBIC subsidiaries’ operations.
●	Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
●	The time and resources that the investment professionals of Stellus Capital Management devote to us may be diverted, and we may face additional competition due to the fact that Stellus Capital Management and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.
●	If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs or be precluded from investing according to our current business strategy.
●	The failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
●	Our investments in private and lower middle-market portfolio companies are risky, and we could lose all or part of our investment.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
●	The interest rates of our floating-rate loans to our portfolio companies might be subject to change, and such fluctuations could negatively impact our financial condition and results of operations.

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

The following table provides a summary of our portfolio investments as of December 31, 2025:

As of
December 31, 2025
($ in millions)
Total number of portfolio company investments	115
Fair value(a)	$1,007.6
Cost	$1,026.1
% of portfolio at fair value – first lien debt(b)	90.2%
% of portfolio at fair value – second lien debt	1.2%
% of portfolio at fair value – unsecured debt	—%
% of portfolio at fair value – equity	8.6%
Weighted-average annual yield(c)	8.7%
(a)	As of December 31, 2025, $843.1 million of our debt investments at fair value were at floating interest rates, which represented approximately 91.6% of our total portfolio of debt investments at fair value. As of December 31, 2025, $77.7 million of our debt investments at fair value were at fixed interest rates, which represented approximately 8.4% of our total portfolio of debt investments at fair value.
(b)	Includes unitranche investments, which accounted for 4.0% of our portfolio at fair value.
(c)	As of December 31, 2025, the weighted average yield on all of our debt investments, including those on non-accrual status, was approximately 9.3%, of which approximately 8.5% was current cash interest. The weighted average yield on all of our investments, including non-income producing equity positions and debt investments on non-accrual status, as of December 31, 2025 was approximately 8.7%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates for all of our debt investments, which represents the interest rate on our debt investments restated as an interest rate payable annually in arrears and is computed including cash and payment-in-kind (“PIK”) interest, as well as accretion of original issue discount (“OID”). There can be no assurance that the weighted average yield will remain at its current level.

Stellus Capital Management

Stellus Capital Management manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.

The senior investment professionals of Stellus Capital Management have an average of over 37 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management senior investment professionals have a wide range of experience in lower middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. The Stellus Capital Management senior investment professionals continue to provide investment sub-advisory services to D. E. Shaw & Co., L.P. and its associated investment funds (the “D.E. Shaw group”).

In addition to serving as our investment adviser and the sub-advisor to the D. E. Shaw group as noted above, Stellus Capital Management currently manages private credit funds, some of which have an investment strategy that is similar or identical to our investment strategy. We received the Order from the SEC, which permits us to co-invest with investment funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the Order). We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. We will not co-invest with any D.E. Shaw group funds.

Stellus Capital Management also serves as our Administrator, pursuant to an administration agreement, and is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Stellus Capital Management is headquartered in Houston, Texas, and also maintains offices in the Washington, D.C. area and Charlotte, North Carolina.

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

Attractive Environment to Lend To Lower Middle-Market Companies

The current state of the U.S. economy provides an attractive environment to lend to lower middle-market companies. The U.S. services, healthcare, technology and consumer products sectors continue to show strong growth and profitability, allowing lower middle-market companies to continue to service their debt and prudently borrow to support growth initiatives and mergers and acquisitions activity. This dynamism, coupled with ample capital from private equity firms to support lower middle-market companies, is creating a large population of creditworthy companies looking for debt capital.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team

Through our investment adviser, Stellus Capital Management, we have access to the experience and expertise of the Stellus Capital Management senior investment professionals, including its senior investment professionals who have an average of over 37 years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies. The Stellus Capital Management investment professionals have a wide range of experience in lower middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. We believe the members of Stellus Capital Management’s senior investment professionals are proven and experienced, with extensive capabilities in leveraged credit investing, having participated in these markets for the predominant portion of their careers. We believe that these characteristics enhance the quantity and quality of investment opportunities available to us.

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

Resources of Stellus Capital Management Platform

We have access to the resources and capabilities of Stellus Capital Management, which has 17 investment professionals, including Robert T. Ladd, Dean D’Angelo, and Joshua T. Davis, who are supported by seven managing directors, four vice presidents and three analysts. These individuals have developed long-term relationships with lower middle-market companies, management teams, financial sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. We believe that these relationships provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Stellus Capital Management’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by W. Todd Huskinson, who serves as our Chief Financial Officer and Chief Compliance Officer, and his staff of sixteen finance and operations professionals.

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

With an average of over 37 years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment professionals of Stellus Capital Management have demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancing, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through equity co-investments. This flexible approach enables us to respond to market conditions and offer customized lending solutions.

Stellus Capital Management invests across a wide range of industries with deep expertise in select verticals including, but not limited to, business services, retail, general industrial, government services, healthcare, software and specialty finance. Our typical transactions include providing financing for leveraged buyouts, acquisitions, recapitalizations and growth opportunities. We seek to maintain a diversified portfolio of investments as a method to manage risk and capitalize on specific sector trends. In addition, we co-invest with private credit funds and a private BDC managed by Stellus Capital Management or its affiliates that have a similar, overlapping or identical investment strategy as us where doing so is consistent with conditions of the Order, and we may co-invest with other BDCs, registered investment companies, and private credit funds managed by Stellus Capital Management or an adviser that is controlled, controlling, or under common control with Stellus Capital Management in the future.

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

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Since inception, Stellus Capital Management has completed financing transactions with more than 195 equity sponsors and completed multiple financing transactions with more than 35 of those equity sponsors.

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

Quarterly Full Portfolio Review Stellus Capital Management’s investment committee performs a comprehensive review of every portfolio company with the deal teams. This process includes a written performance and valuation update and credit-specific discussion on each of our portfolio companies. Portfolio investments that are not publicly traded or for which market quotations are not readily available are valued at fair value as determined in good faith by our Board based on the input of Stellus Capital Management’s investment professionals and our Board’s audit committee. In addition, pursuant to our valuation policy, the valuation of each portfolio investment for which a market quotation is not readily available is reviewed by our independent third-party valuation firm at least twice annually.

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

Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

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

Under procedures approved by our Board, we intend to value investments for which market quotations are readily available at such market quotations. We will obtain these market values from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market quotations are not readily available will be valued at fair value as determined in good faith by our Board. Such determinations of fair value may involve subjective judgments and estimates. We also engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

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

We have adopted Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level of activity is considered our principal market.

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

In following these approaches, the types of factors that are taken into account in determining the fair value of our investments include, as relevant, but are not limited to:

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

Pursuant to the Investment Advisory Agreement, we have agreed to pay Stellus Capital Management a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

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

Incentive Fee

The incentive fee, which provides Stellus Capital Management with a share of the income that it generates for us, has two components, ordinary income and capital gains, calculated as follows:

The ordinary income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision, for the benefit of Stellus Capital Management, measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, Stellus Capital Management receives no incentive fee on our ordinary income until our pre-incentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%.

The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, Stellus Capital Management receives 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters.

For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the then-current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) will be paid to Stellus Capital Management, without any interest thereon, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle. Stellus Capital Management has agreed to permanently waive any interest accrued on the portion of the incentive fee attributable to deferred interest (such as PIK interest or OID).

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

20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000

Although our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding calendar quarters did not exceed the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters.

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

Because our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% and because 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters, an incentive fee would be payable, as shown in Alternative 3 of Example 1 above.

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

(1)	As illustrated in Year 3 of Alternative 1 above, if a portfolio company were to be wound up on a date other than its fiscal year-end of any year, it may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if such portfolio company had been wound up on its fiscal year end of such year.
(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by Stellus Capital Management ($0.70 million) is effectively greater than $0.45 million (20.0% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($2.25 million)).

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the independent directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Stellus Capital Management and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See “Item 1A. Risk Factors — Risks Related to our Operations” in this Annual Report on Form 10-K. We are dependent upon key personnel of Stellus Capital Management for our future success. If Stellus Capital Management were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

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

Board Approval of the Investment Advisory Agreement

Our Board, including a majority of our independent directors, approved the Investment Advisory Agreement at its first meeting, held on September 24, 2012, and approved the annual continuation of the Investment Advisory Agreement most recently on January 7, 2026 by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. As a condition of the SEC’s in-person meeting relief, our Board will be required to ratify the re-approval of the Investment Advisory Agreement at its next in-person meeting. In its consideration of the Investment Advisory Agreement, the Board focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

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

personnel and their prior experience in connection with the types of investments made by us, including such personnel’s corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. In addition, our Board considered the other terms and conditions of the Investment Advisory Agreement, including the fact that we have the ability to terminate the Investment Advisory Agreement without penalty upon 60 days’ notice to Stellus Capital Management. As a result, our Board determined that the substantive terms of the Investment Advisory Agreement (other than the fees payable thereunder, which our Board reviewed separately), including the services to be provided, are similar to those of comparable externally managed BDCs described in the available market data and are in the best interests of our stockholders. Moreover, our Board concluded that although the substantive terms of the Investment Advisory Agreement, including the services to be provided, are generally the same as those of comparable externally managed BDCs described in the market data then available, it would be difficult to obtain similar services from other third-party service providers in light of the nature, quality and extent of the advisory and other services provided to us by Stellus Capital Management.
●	Projected Costs of the Services Provided to the Company. Our Board considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees) of other externally managed BDCs that invest in similar securities, our total expenses, and expense ratios compared to other externally managed BDCs of similar size and with similar investment objectives and (ii) the administrative services that Stellus Capital Management will provide to us at cost pursuant to the Administration Agreement. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory Agreement are generally comparable to or more favorable than those payable under agreements of comparable externally managed BDCs and reasonable in relation to the services expected to be provided by Stellus Capital Management.
●	Projected Profitability of Stellus Capital Management. Our Board considered information about Stellus Capital Management, including the anticipated costs of the services to be provided by Stellus Capital Management and the anticipated profits to be realized by it, including as a result of our investment performance, which would generally be equal or similar to the profitability of investment advisers managing comparable BDCs. Our Board reviewed our investment performance, as well as comparative data with respect to the investment performance of other externally managed BDCs, as it relates to the management and incentive fees we pay Stellus Capital Management. As a result of this review, our Board determined that our investment performance supported the renewal of the Investment Advisory Agreement.
●	Economies of Scale. Our Board considered the extent to which economies of scale would be realized as we grow, and whether the fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of our stockholders. Taking into account such information, our Board determined that the advisory fee structure under the Investment Advisory Agreement was reasonable with respect to any economies of scale that may be realized as we grow.
●	Limited Potential for Additional Benefits Derived by Stellus Capital Management. Our Board considered existing and potential sources of indirect income Stellus Capital Management would receive as a result of the relationship with us, and whether there would be potential for additional benefits to be derived by Stellus Capital Management as a result of our relationship, and was advised any such potential would be limited.
●	Conclusions. In view of the wide variety of factors that our Board considered in connection with its evaluation of the Investment Advisory Agreement, our Board concluded that it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. The Board did not rank or otherwise assign relative weights to the specific factors it considered in connection with its evaluation of the Investment Advisory Agreement, nor did it undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate decision made by our Board. Rather, the Board based its approval of the Investment Advisory Agreement on the totality of information presented to it. In considering the factors discussed above, individual directors may have given different weights to different factors.

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review of our Board) of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to our portfolio companies, Stellus Capital Management will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement had an initial term of two years and may be renewed with the approval of our Board on an annual basis. The Board most recently approved the annual continuation of the Administration Agreement on January 7, 2026. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Stellus Capital Management outsources any of its functions under the Administration Agreement, we will pay the fees associated with such functions on a direct basis without any incremental profit to Stellus Capital Management. Stockholder approval is not required to amend the Administration Agreement.

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

License Agreement

We have entered into a license agreement with Stellus Capital Management under which Stellus Capital Management has agreed to grant us a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, we have a right to use the “Stellus Capital” name for so long as Stellus Capital Management or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as Stellus Capital Management or an affiliate thereof remains our investment advise.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of the common stock if our Board determines that such sale is in our and our stockholders’ best interests, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We would need approval from our stockholders to issue shares below the then-current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

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

Taxation as a RIC

As a BDC, we have elected to be treated and intend to qualify annually to be treated as a RIC under subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we generally must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. If we are not able to obtain sufficient cash from other sources to satisfy the Annual Distribution Requirement, we may fail to maintain our tax treatment as a RIC and become subject to U.S. federal income tax on all of our taxable income without the benefit of the dividends-paid deduction.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy (i) the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business — Regulation as a Business Development Company — Senior Securities” in this Annual Report on Form 10-K. Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Distribution Requirement or the Diversification Tests may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Distribution Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

In addition, we have formed and operate two SBIC subsidiaries, and are partially dependent on the SBIC subsidiaries for cash distributions to enable us to meet the Annual Distribution Requirement. The SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended (the “Small Business Investment Act”), and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver. If the SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to maintain our tax treatment as a RIC, which would result in us becoming subject to U.S. federal income tax.

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

If we are unable to qualify for tax treatment as a RIC, and certain relief provisions are unable to be satisfied, we would be subject to U.S. federal income tax imposed at corporate rates (and also will be subject to any applicable state and local taxes), on all of our taxable income (including our net capital gains) regardless of whether we make any distributions to our stockholders. In any taxable year that we do not qualify as a RIC, distributions would not be required, but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividend and non-corporate stockholders would generally be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gains with respect to certain of our assets (i.e. the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

NYSE Corporate Governance Regulations

The New York Stock Exchange (“NYSE”) has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.

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

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $175.0 million with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to SBA approval. The maximum leverage available to a “family” of two or more SBIC funds under common control is $350.0 million, subject to SBA approval. As of December 31, 2025, our SBIC I subsidiary had $75.0 million in regulatory capital and $124.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2025, our SBIC II subsidiary had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2025, the estimated fair value of the SBA-guaranteed debentures as prepared for disclosure purposes was $290.4 million.

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

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced during portions of the past several fiscal years and from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms, and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we have historically experienced, including being in an elevated interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

Any public health emergency, including any outbreak of existing or new pandemics or epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty, could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The Federal Reserve decreased the federal funds rate three times in 2025. Lower interest rates may increase prepayment risk for our portfolio company investments with higher interest rates. Although the Federal Reserve kept the federal funds rate flat in January 2026, the Federal Reserve has signaled there is potential for federal funds rate cuts later in 2026. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

Stellus Capital Management is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation) above a threshold return for that quarter and subject to a total return requirement. The general effect of this total return requirement is to prevent payment of the foregoing incentive compensation except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Consequently, we may pay an incentive fee if we incurred losses more than three years prior to the current calendar quarter even if such losses have not yet been recovered in full. Thus, we may be required to pay Stellus Capital Management incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 20.0% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

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

Our investments in portfolio companies that operate in the business services industry represent 26.48% of our total portfolio as of December 31, 2025. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in companies in the high-tech industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preference.

As of December 31, 2025, our investments in portfolio companies operating in the high-tech sector represented 10.61% of our total portfolio. There are risks in investing in companies that operate in this market, including the impact of new or changing regulations and the burden and expense associated with efforts to comply therewith, changing consumer preferences, a highly competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.

To maintain our tax treatment as a RIC under subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The Annual Distribution Requirement for a RIC generally is satisfied if we distribute at least 90% of our “investment company taxable income,” which is generally our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to U.S. federal income.

The source-of-income requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived from the business of investing in stock or securities.

To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Specifically, (1) at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships” as defined by the Code. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses.

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

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service, and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. For example, on July 4, 2025, the United States enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to U.S. federal income tax.

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We currently expect to be treated as a publicly offered RIC, although there can be no assurance that we will in fact so qualify for any of our taxable years, and we may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the Annual Distribution Requirement if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. A proposal approved by our stockholders at our 2025 annual stockholders meeting authorizes us to sell shares equal to up to 25% of our outstanding common stock below the then-current net asset value per share of our common stock in one or more offerings. This approval will expire on the earlier of our 2026 annual stockholder meeting or June 17, 2026, the one-year anniversary of our 2025 annual stockholders meeting. The proposal approved by our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. In addition, we cannot issue shares of our common stock below net asset value unless our Board determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

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

If we are unable to meet the financial obligations under our 7.250% Notes due 2030 (the “2030 Notes Payable”), as issued on April 1, 2025 and September 25, 2025, or the Credit Facility, the SBA, as a creditor, has a superior claim to the assets of our SBIC subsidiaries over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Stellus Capital Management is payable based on the value of our gross assets, including those assets acquired through the use of leverage, Stellus Capital Management will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Stellus Capital Management.

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

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholders(1)	(37.8)%	(23.8)%	(9.8)%	4.2%	18.3%
(1)	Based on (i) $1,041.3 million in total assets as of December 31, 2025, (ii) $660.6 million in outstanding indebtedness at par, as of December 31, 2025, (iii) $371.2 million in net assets as of December 31, 2025 and (iv) a weighted average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2025, of 5.50%.

Substantially all of our assets are subject to security interests under the Credit Facility or claims of the SBA with respect to SBA-guaranteed debentures we issue and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2025, substantially all of our assets were pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure, and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

Because we use debt to finance our investments and have issued, and may in the future issue, senior securities including preferred stock and debt securities, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

Because we borrow money to make investments and have issued, and may in the future issue additional senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invests those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act.

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

Most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

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

A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

Further, SBA regulations require that an SBIC be examined by the SBA to determine its compliance with the relevant SBA regulations at least every two years. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If either of our SBIC subsidiaries fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act, or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are our wholly owned subsidiaries.

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

In order for us to qualify as a RIC and to minimize the imposition of U.S. federal income tax, we are required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries that are classified as partnerships or disregarded entities for U.S. federal income tax purposes, which includes the income from our SBIC subsidiaries. We are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of U.S. federal income on our income.

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

There are potential conflicts related to other arrangements we have with Stellus Capital Management.

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

The Investment Advisory Agreement and the Administration Agreement with Stellus Capital Management were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

We believe that most of the investments that we acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Stellus Capital Investment Corporation or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable preempting requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

Cybersecurity has become a priority for regulators in the U.S. and around the world. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology may pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Risks Related to Economic Conditions

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

Our business, financial conditions and results of operations may be affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA. These factors are outside of our control and may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as continued political and social unrest in Venezuela, the Middle East and regions of North Africa. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Due to interrelationships within the global financial markets, if these issues do not abate or worsen or spread, our business may be adversely affected both within and outside of the directly affected regions.

During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, the companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable us. Negative financial results in our portfolio companies could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Additionally, the Federal Reserve announced its decision to keep the federal funds rate flat in January 2026, however, the Federal Reserve may further decrease, or may announce its intention to further decrease, the federal funds rate in 2026. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in our Credit Facility, the 2030 Notes Payable and any future credit facilities, as well as in the terms of any future debt securities we may issue, may limit our ability to make distributions in certain circumstances.

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

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan (“DRIP”).

All distributions declared in cash payable to stockholders that are participants in our DRIP are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the DRIP may experience dilution over time. Stockholders who receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs and SBICs;
●	loss of our qualification as a RIC or BDC or the status of either of our SBIC subsidiaries as a SBIC;
●	changes in earnings or variations in operating results;
●	changes in the value of our portfolio of investments;
●	changes in accounting guidelines governing valuation of our investments;
●	adverse publicity about the investment management industry generally or individual scandals specifically;
●	a breach of our computer systems, software or networks, or misappropriation of our proprietary information;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
●	departure of Stellus Capital Management’s key personnel;
●	operating performance of companies comparable to us; and
●	general economic trends and other external factors.

Risks Relating to Our Debt Securities

The 2030 Notes Payable are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by and us and our general liabilities (total liabilities, less debt).

The 2030 Notes Payable are not and will not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2030 Notes Payable are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2030 Notes Payable. In addition, the 2030 Notes Payable rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities (total liabilities, less debt). As of December 31, 2025, we had $236.6 million in outstanding indebtedness under our Credit Facility. The indebtedness under the Credit Facility is effectively senior to the 2030 Notes Payable to the extent of the value of the assets securing such indebtedness.

The 2030 Notes Payable are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2030 Notes Payable are obligations exclusively of Stellus Capital Investment Corporation, and not of any of our subsidiaries. None of our subsidiaries are or will be a guarantor of the 2030 Notes Payable, and the 2030 Notes Payable are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2030 Notes Payable. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2030 Notes Payable) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2030 Notes Payable are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including the SBIC subsidiaries. As of December 31, 2025, our subsidiaries had total indebtedness outstanding of $299.0 million. Certain of these entities (excluding our SBIC subsidiaries) currently serve as guarantors under our Credit Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the Notes Payable.

The indenture under which the 2030 Notes Payable are issued contains limited protection for holders of the 2030 Notes Payable.

The indenture under which the 2030 Notes Payable are issued offers limited protection to holders of the 2030 Notes Payable. The terms of the indenture and the 2030 Notes Payable do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the 2030 Notes Payable. In particular, the terms of the indenture and the 2030 Notes Payable do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2030 Notes Payable, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2030 Notes Payable to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2030 Notes Payable and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2030 Notes Payable with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2030 Notes Payable, including subordinated indebtedness, except that we have agreed that, for the period of time during which the 2030 Notes Payable are outstanding, we will not violate Section 18(a)(1)(B) of the 1940 Act, as modified by (i) Section 61(a)(2) of the 1940 Act, or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act, were currently

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

Furthermore, the terms of the indenture and the 2030 Notes Payable do not protect holders of the 2030 Notes Payable in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2030 Notes Payable) and take a number of other actions that are not limited by the terms of the 2030 Notes Payable may have important consequences for holders of the 2030 Notes Payable, including making it more difficult for us to satisfy our obligations with respect to the 2030 Notes Payable or negatively affecting the market value of the 2030 Notes Payable.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2030 Notes Payable, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the 2030 Notes Payable.

There is no active trading market for the 2030 Notes Payable. If an active trading market does not develop for 2030 the Notes Payable, you may not be able to sell them.

The 2030 Notes Payable are debt securities for which there currently is no trading market. We do not intend to list the 2030 Notes Payable on any securities exchange or for quotation of the 2030 Notes Payable on any automated dealer quotation system. If the 2030 Notes Payable are traded after their initial issuance, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions, or other relevant factors. Although the underwriter has informed us that it intends to make a market in the 2030 Notes Payable, it is not obligated to do so, and the underwriter may discontinue any market-making in the 2030 Notes Payable at any time at its sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop or be maintained for the 2030 Notes Payable, that you will be able to sell your 2030 Notes Payable at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2030 Notes Payable may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2030 Notes Payable for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2030 Notes Payable.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the lenders or holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2030 Notes Payable and substantially decrease the market value of the 2030 Notes Payable. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2030 Notes Payable. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to refinance or restructure our debt, including the 2030 Notes Payable, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2030 Notes Payable or our other debt. If we breach our covenants under the Credit Facility or our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, the indenture governing the 2030 Notes Payable has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2030 Notes Payable, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may choose to redeem the 2030 Notes Payable when prevailing interest rates are relatively low.

The 2030 Notes Payable are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the 2030 Notes Payable from time to time, especially if prevailing interest rates are lower than the rate borne by the 2030 Notes Payable. If prevailing rates are lower at the time of redemption, and we redeem the 2030 Notes Payable, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2030 Notes Payable being redeemed.

We may not be able to repurchase the 2030 Notes Payable upon a Change of Control Repurchase Event.

We may not be able to repurchase the 2030 Notes Payable upon a Change of Control Repurchase Event (as defined in the supplemental indenture governing the 2030 Notes Payable) because we may not have sufficient funds. We would not be able to borrow under our Credit Facility to finance such a repurchase of the 2030 Notes Payable, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the 2030 Notes Payable may require us to repurchase for cash some or all of the 2030 Notes Payable at a repurchase price equal to 100% of the aggregate principal amount of the 2030 Notes Payable being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the 2030 Notes Payable to require the mandatory purchase of the 2030 Notes Payable will constitute an event of default under our Credit Facility, entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered 2030 Notes Payable upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 2030 Notes Payable and a cross-default under the agreements governing the Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 2030 Notes Payable exercise their right to require us to repurchase 2030 Notes Payable upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 2030 Notes Payable or change in the debt markets could cause the liquidity or market value of the 2030 Notes Payable to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2030 Notes Payable. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2030 Notes Payable. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor the underwriter undertakes any obligation to maintain our credit ratings or to advise holders of 2030 Notes Payable of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agencies if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our Company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the 2030 Notes Payable.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SCM.” As of March 11, 2026, we had eight stockholders of record, which did not include stockholders for whom shares are held in nominee or street name.

We generally intend to pay distributions to our stockholders out of assets legally available for distribution. Our distributions and their frequency, if any, will be determined by our Board. During the period from January 2022 through March 2022, we paid monthly distributions of $0.0933 per share on our common stock. During the period from April 2022 through December 2025, we paid monthly distributions of $0.1333 per share on our common stock. Payment of dividends on our common stock is within the discretion of the Board, and depends on, among other factors, net earnings, capital requirements and our financial condition. However, we intend to continue to pay comparable dividends to stockholders in the future.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

On November 16, 2021, we entered into an equity distribution agreement (as amended and restated on August 29, 2022, the “2021 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principals thereunder. Under the 2021 Equity Distribution Agreement, we could issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies.

On August 11, 2023, we entered into an equity distribution agreement with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principals thereunder. Under the 2023 Equity Distribution Agreement, we may issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, we no longer sold any shares under the 2021 Equity Distribution Agreement.

On September 9, 2025, we entered into an equity distribution agreement (the “2025 Equity Distribution Agreement” and together with the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement, the “Equity Distribution Agreements”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2025 Equity Distribution Agreement, we may issue and sell, from time to time, up to $100.0 million in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2025 Equity Distribution Agreement, we no longer sold any shares under the 2023 Equity Distribution Agreement. We refer to our issuance and sale of shares under the Equity Distribution Agreements as the “ATM Program.”

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

In January 2025, we sold 38,388 shares of common stock through the ATM Program for net proceeds of $524,560, which was used to repay borrowings under the Credit Facility.

In March 2025, we sold 617,697 shares of common stock through the ATM Program for net proceeds of $8,593,514, which was used to repay borrowings under the Credit Facility.

In April 2025, we sold 278,945 shares of common stock through the ATM Program for net proceeds of $3,837,828, which was used to repay borrowings under the Credit Facility.

In September 2025, we sold 531,106 shares of common stock through the ATM Program for net proceeds of $7,324,060, which was used to repay borrowings under the Credit Facility.

Purchases of Equity Securities

Dividend Reinvestment Plan

During the year ended December 31, 2025, as a part of our DRIP, we purchased 172,949 shares of our common stock for an average price per share of $13.58 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2025:

	Total Number	Average Price
	of Shares	Paid Per
Period	Purchased	Share
January 1, 2025 – January 31, 2025	14,267	$13.96
February 1, 2025 – February 28, 2025	13,721	15.22
March 1, 2025 – March 31, 2025	15,314	13.92
April 1, 2025 – April 30, 2025	16,015	12.81
May 1, 2025 – May 31, 2025	14,687	13.37
June 1, 2025 – June 30, 2025	14,885	13.80
July 1, 2025 – July 31, 2025	11,444	15.22
August 1, 2025 – August 31, 2025	12,684	14.64
September 1, 2025 – September 30, 2025	13,300	14.11
October 1, 2025 – October 31, 2025	16,612	12.27
November 1, 2025 – November 30, 2025	14,162	12.07
December 1, 2025 – December 31, 2025	15,858	12.47
Total	172,949	$13.58

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

				Premium or	Premium or
				Discount of	Discount of
	NAV Per	Closing Sales Price(2)		High Sales	Low Sales
Fiscal Year Ended	Share(1)	High	Low	NAV(3)	NAV(3)
December 31, 2025
Fourth quarter	$12.82	$13.10	$11.59	2.18%	(9.59)%
Third quarter	$13.05	$15.29	$13.04	17.16%	(0.08)%
Second quarter	$13.21	$14.00	$11.69	5.98%	(11.51)%
First quarter	$13.25	$15.50	$13.64	16.98%	2.94%
December 31, 2024
Fourth quarter	$13.46	$14.33	$13.14	6.46%	(2.38)%
Third quarter	$13.55	$14.41	$13.39	6.35%	(1.18)%
Second quarter	$13.36	$14.35	$12.97	7.41%	(2.92)%
First quarter	$13.41	$13.48	$12.56	0.52%	(6.34)%
December 31, 2023
Fourth quarter	$13.26	$13.73	$12.34	3.54%	(6.94)%
Third quarter	$13.19	$15.27	$13.60	15.77%	3.11%
Second quarter	$13.67	$15.00	$13.64	9.73%	(0.22)%
First quarter	$13.87	$15.97	$13.14	15.14%	(5.26)%
(1)	NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for dividends.
(3)	Calculated as of the respective high or low sales price divided by the quarter-end NAV.

On March 10, 2026, the last reported closing sales price of our common stock on the NYSE was $9.58 per share, which represented a discount of approximately 25.27% to the NAV per share reported by us as of December 31, 2025.

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

Stock Performance Graph

This graph compares the return on our shares of common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index, for the period from inception through December 31, 2025. The graph assumes that, at inception, a person invested $100 in each share of our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the Raymond James BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of December 31, 2025, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate level U.S. federal income taxes on any income we distribute to our stockholders.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2025, our asset coverage ratio was 203%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe macroeconomic uncertainty as a result of various events and trends, including labor resource shortages, commodity inflation, fluctuating interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States or against its trading partners and the prolonged shutdown of the government in October and November 2025. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately held lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien (including unitranche), second lien, and unsecured debt financing, often with a corresponding equity investment.

As of December 31, 2025, we had $1,007.6 million (at fair value) invested in 115 companies. As of December 31, 2025, our portfolio included approximately 90% of first lien debt (including unitranche investments), 1% of second lien debt, 0% of unsecured debt and 9% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$951,615,061	$908,669,800
Senior Secured – Second Lien	12,111,653	12,025,000
Unsecured Debt	318,425	123,789
Equity	62,094,547	86,804,806
Total Investments at Fair Value	$1,026,139,686	$1,007,623,395
(1)	Includes unitranche investments, which accounted for 4.0% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured loans, as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2024, we had $953.5 million (at fair value) invested in 105 companies. As of December 31, 2024, our portfolio included approximately 90% of first lien debt (including unitranche investments), 1% of second lien debt, 1% of unsecured debt and 8% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$884,322,462	$856,096,255
Senior Secured – Second Lien	12,073,732	11,948,850
Unsecured Debt	6,755,866	6,612,493
Equity	58,636,646	78,840,090
Total Investments at Fair Value	$961,788,706	$953,497,688
(1)	Includes unitranche investments, which accounted for 2.0% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured loans, as well as second lien and/or subordinated loans. Our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of December 31, 2025 and December 31, 2024, we had unfunded commitments of $53.4 million and $41.3 million, respectively, to provide financing to 77 and 71 portfolio companies, respectively. As of December 31, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$199,175,312	$192,583,333	19.12%
Texas	149,955,251	147,396,649	14.63%
Florida	102,086,659	96,730,609	9.60%
New York	59,320,592	59,952,294	5.95%
Illinois	69,282,731	55,796,619	5.54%
Pennsylvania	47,721,299	49,296,019	4.89%
Colorado	41,413,399	39,386,741	3.91%
Arizona	34,208,744	37,526,211	3.72%
Ohio	35,249,934	36,769,186	3.65%
Canada	36,116,171	36,140,789	3.59%
North Carolina	31,163,913	32,456,489	3.22%
Massachusetts	24,283,990	25,043,277	2.49%
Iowa	22,351,338	22,467,248	2.23%
New Jersey	19,768,069	19,924,612	1.98%
Tennessee	20,495,678	18,827,946	1.87%
Virginia	17,506,416	17,764,137	1.76%
Georgia	5,876,197	17,168,351	1.70%
District of Columbia	10,685,508	14,469,710	1.44%
Michigan	12,060,200	12,255,578	1.22%
Minnesota	11,769,582	11,916,373	1.18%
Missouri	10,898,062	11,109,063	1.10%
Idaho	9,479,007	9,517,417	0.94%
Louisiana	9,153,384	9,297,784	0.92%
Oregon	8,860,277	9,202,699	0.91%
Maryland	7,530,655	7,549,733	0.75%
Wisconsin	21,458,139	7,360,720	0.73%
South Carolina	4,847,580	4,966,273	0.49%
Washington	1,273,384	2,605,719	0.26%
United Kingdom	2,148,215	2,141,816	0.21%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Texas	$159,028,754	$154,041,942	16.15%
California	160,285,777	152,583,692	16.00%
Florida	108,434,730	104,718,969	10.98%
Illinois	66,486,029	56,591,435	5.94%
Pennsylvania	53,271,774	54,438,594	5.71%
Arizona	43,552,887	46,839,063	4.91%
New York	36,116,358	36,306,098	3.81%
Ohio	33,645,676	35,847,804	3.76%
Canada	32,107,256	32,375,749	3.40%
Colorado	31,283,806	28,218,186	2.96%
Wisconsin	27,935,159	23,352,084	2.45%
District of Columbia	22,711,852	26,654,283	2.80%
Georgia	12,391,680	23,345,077	2.45%
North Carolina	20,946,327	22,314,018	2.34%
Tennessee	20,490,429	20,703,772	2.17%
Massachusetts	19,965,590	20,559,398	2.16%
Missouri	18,590,476	18,712,569	1.96%
Iowa	13,486,486	13,486,486	1.41%
Idaho	11,763,648	11,830,192	1.24%
New Jersey	11,181,815	11,754,323	1.23%
Michigan	11,389,446	11,510,608	1.21%
Louisiana	9,216,389	9,371,830	0.98%
Virginia	9,293,896	9,373,367	0.98%
Washington	8,193,234	8,216,962	0.86%
Maryland	7,529,294	7,526,300	0.79%
Minnesota	6,448,091	6,452,144	0.68%
South Carolina	4,836,178	4,984,667	0.52%
Indiana	743,770	920,343	0.10%
United Kingdom	461,899	467,733	0.05%
Total Investments	$961,788,706	$953,497,688	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$265,116,204	$266,803,107	26.48%
High Tech Industries	103,212,518	106,937,496	10.61%
Healthcare & Pharmaceuticals	92,736,458	92,182,392	9.15%
Media: Advertising, Printing & Publishing	78,965,841	79,030,004	7.84%
Capital Equipment	61,644,736	65,191,527	6.47%
Beverage & Food	54,323,129	58,129,551	5.77%
Consumer Goods: Non-Durable	61,701,885	53,502,252	5.31%
Services: Consumer	42,793,668	40,569,003	4.03%
Construction & Building	36,950,838	37,219,214	3.69%
Consumer Goods: Durable	35,569,885	31,655,077	3.14%
Aerospace & Defense	28,192,548	25,968,951	2.58%
Environmental Industries	20,190,193	22,323,773	2.22%
Chemicals, Plastics, & Rubber	20,054,202	19,792,281	1.96%
Transportation & Logistics	16,593,938	16,791,026	1.67%
Media: Broadcasting & Subscription	12,057,869	15,196,592	1.51%
Retail	14,715,878	14,756,518	1.46%
Energy: Oil & Gas	11,802,297	11,077,160	1.10%
Hotel, Gaming, & Leisure	9,181,622	9,331,063	0.93%
Wholesale	8,900,149	8,921,351	0.89%
FIRE: Real Estate	18,419,200	8,379,604	0.83%
Media: Diversified & Production	7,495,599	7,566,694	0.75%
Containers, Packaging, & Glass	20,714,369	6,360,684	0.63%
Finance	-	6,187,401	0.61%
Education	4,806,660	3,750,674	0.37%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2024:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$219,665,133	$234,908,112	24.64%
High Tech Industries	91,135,577	93,468,792	9.81%
Healthcare & Pharmaceuticals	85,300,317	85,478,418	8.97%
Media: Advertising, Printing & Publishing	71,318,416	72,291,584	7.58%
Beverage & Food	64,052,951	68,902,142	7.23%
Consumer Goods: Non-Durable	67,123,135	54,473,282	5.71%
Services: Consumer	49,388,222	46,066,301	4.83%
Capital Equipment	41,322,214	43,647,466	4.58%
Consumer Goods: Durable	43,393,413	42,094,390	4.41%
Chemicals, Plastics, & Rubber	36,693,101	36,907,602	3.87%
Construction & Building	32,374,992	32,979,859	3.46%
Aerospace & Defense	26,014,106	21,624,091	2.27%
Environmental Industries	18,903,681	18,282,056	1.92%
Transportation & Logistics	17,244,131	17,532,488	1.84%
Retail	14,799,085	14,723,620	1.54%
Media: Broadcasting & Subscription	12,170,577	14,314,711	1.50%
Containers, Packaging, & Glass	18,007,571	12,911,794	1.35%
Energy: Oil & Gas	11,353,959	10,728,031	1.13%
Hotel, Gaming, & Leisure	7,113,661	8,142,050	0.85%
FIRE: Real Estate	17,934,808	7,652,436	0.80%
Media: Diversified & Production	5,822,637	5,934,853	0.62%
Education	10,537,738	5,341,151	0.56%
Finance	119,281	5,092,459	0.53%
Total Investments	$961,788,706	$953,497,688	100.00%

At December 31, 2025, our average portfolio company investment at amortized cost and fair value was approximately $8.9 million and $8.7 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $26.1 million and $19.2 million, respectively. At December 31, 2024, our average portfolio company investment at amortized cost and fair value was approximately $9.2 million and $9.2 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $23.2 million and $21.2 million, respectively.

At December 31, 2025, 91.6% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as the Secured Overnight Financing Rate (“SOFR”), and 8.4% bore interest at fixed rates. At December 31, 2024, 94.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as SOFR, and 5.5% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2025 and December 31, 2024 was approximately 9.3% and 10.3%, respectively, including debt investments on non-accrual status. The weighted average yield on all of our investments, including non-income producing equity positions and debt investments on non-accrual status, as of December 31, 2025 and December 31, 2024 was approximately 8.7% and 9.7%, respectively. The decrease in weighted average yields from the year ended December 31, 2024 to the year ended December 31, 2025 was due primarily to falling interest rates. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of OID. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of $25.1 million and $20.1 million, respectively, the majority of which was held in our SBIC subsidiaries.

Investment Activity

During the year ended December 31, 2025, we made $194.1 million of investments in 18 new portfolio companies and 28 existing portfolio companies. During the year ended December 31, 2025, we received an aggregate of $139.7 million in proceeds from repayments of our investments.

During the year ended December 31, 2024, we made $221.2 million of investments in 21 new portfolio companies and 29 existing portfolio companies. During the year ended December 31, 2024, we received an aggregate of $151.8 million in proceeds from repayments of our investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to lower middle-market companies, the level of merger and acquisition activity in that sector, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital Management uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following is a summary of asset quality ratings of our investment portfolio as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025			As of December 31, 2024
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$227.3	23%	27	$227.2	24%	24
2	590.2	59%	63	564.5	59%	61
3	148.4	14%	17	112.0	12%	11
4	35.1	3%	3	41.3	4%	5
5	6.6	1%	7	8.5	1%	5
Total	$1,007.6	100%	117	$953.5	100%	106
(1)	Two portfolio companies appear in two categories as of December 31, 2025 and one portfolio company appears in two categories as of December 31, 2024.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2025, we had loans to five portfolio companies that were on non-accrual status, which represented approximately 7.5% of our total investments at cost and 4.1% at fair value. As of December 31, 2024, we had loans to seven portfolio companies that were on non-accrual status, which represented approximately 8.3% of our loan portfolio at cost and 5.4% at fair value. As of December 31, 2025 and December 31, 2024, $11.2 million and $6.5 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Years Ended December 31, 2025, 2024, and 2023

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at primarily floating rates. Interest on our debt investments is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of our investment income for the years ended December 31, 2025, 2024, and 2023 (in millions).

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest income(1)	$91.5	$95.4	$96.9
PIK interest	5.7	3.3	3.8
Miscellaneous fees(1)	4.9	6.0	5.1
Total	$102.1	$104.7	$105.8
(1)	For the years ended December 31, 2025, 2024, and 2023, we recognized $2.5 million, $2.5 million and $2.7 million of non-recurring income, respectively. Non-recurring income was related to early repayments, the recognition of previously reserved income from a prior period, and amendments to specific loan positions.

The decrease in investment income from the year ended December 31, 2024 to the year ended December 31, 2025 was due primarily to falling interest rates, offset by growth in the overall investment portfolio. The decrease in investment income from the year ended December 31, 2023 to the year ended December 31, 2024 was due primarily to falling interest rates and increased loans on non-accrual, offset by growth in the overall investment portfolio.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital Management under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	base management and incentive fees;
●	offerings of our common stock and other securities;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and his respective staffs);
●	transfer agent, dividend agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;

●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital Management in connection with administering our business.

The following shows the breakdown of operating expenses for the years ended December 31, 2025, 2024, and 2023 (in millions).

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating Expenses
Management fees	$17.2	$15.7	$15.5
Valuation fees	0.4	0.4	0.4
Administrative services expenses	2.1	1.9	1.9
Income incentive fees	8.4	10.0	10.2
Capital gains incentive fee (reversal)	—	—	(0.6)
Professional fees	1.9	1.2	1.4
Directors’ fees	0.4	0.4	0.4
Insurance expense	0.4	0.5	0.5
Interest expense and other fees	34.9	31.5	32.0
Income tax expense	1.6	1.8	1.3
Other general and administrative expenses	1.3	1.2	0.9
Total Operating Expenses	$68.6	$64.6	$63.9
Income incentive fee waiver	(3.3)	(1.8)	(0.3)
Total Operating Expenses, net of fee waivers	$65.3	$62.8	$63.6

The increase in operating expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to higher management fee and interest expense due to overall portfolio growth, offset by lower income incentive fees. The decrease in operating expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to higher income incentive fee waivers due to the total return limitation, offset in part by higher income tax expense due to increased taxable spillover income.

Net Investment Income

For the year ended December 31, 2025, net investment income was $36.9 million, or $1.30 per common share based on 28,364,809 weighted-average common shares outstanding. For the year ended December 31, 2024, net investment income was $41.9 million, or $1.64 per common share based on 25,596,593 weighted-average common shares outstanding. For the year ended December 31, 2023, net investment income was $42.2 million, or $1.92 per common share based on 22,004,648 weighted-average common shares outstanding.

Net investment income for the year ended December 31, 2025 decreased compared to the year ended December 31, 2024 as a result of decreased interest income, as explained in the “Revenues” section above, and increased operating expenses as explained in the “Expenses” section above.

Net investment income for the year ended December 31, 2024 was materially similar compared to the year ended December 31, 2023 as a result of decreased interest income as explained in the “Revenues” section above, offset by lower operating expenses as explained in the “Expenses” section above.

Net Realized Gains (Losses)

We measure net realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2025 totaled $139.7 million resulting in net realized gains (losses) on investments totaling $1.5 million and net realized losses on foreign currency translations of ($0.1) million, primarily from the realization of certain equity investments, partially offset from the realization of our debt investments in certain portfolio companies.

Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2024 totaled $151.8 million resulting in net realized losses on investments totaling ($15.7) million and net realized losses on foreign currency translations of ($0.1) million, primarily from losses from the realization of our debt investments in certain portfolio companies, partially offset from gains from the realization of our equity investments.

Proceeds from repayments of investments and amortization of certain other investments for the year ended December 31, 2023 totaled $141.3 million resulting in net realized losses on investments totaling ($30.2) million, primarily from losses from the realization of our debt investments in certain portfolio companies, partially offset from gains from the realization of our equity investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized (depreciation) appreciation on investments and cash equivalents, including foreign currency translations, for the years ended December 31, 2025, 2024, and 2023 totaled ($11.1) million, $19.6 million, and $2.8 million, respectively.

The change in unrealized appreciation in 2025 was primarily due to company-specific write-downs, partially offset by realizations on investments previously written up. The change in unrealized appreciation in 2024 as primarily due to realizations on investments previously written down. The change in unrealized depreciation in 2023 was primarily due to realizations on investments previously written down and net company-specific write-downs.

Benefit (Provision) for Taxes on Unrealized Depreciation(Appreciation) on Investments

We have direct wholly owned subsidiaries that have elected to be treated as corporations for U.S. federal income tax purposes (the ”Taxable Subsidiaries”), and, as a result, the income of the Taxable Subsidiaries is subject to U.S. federal income tax imposed at corporate rates. The Taxable Subsidiaries permit us to indirectly hold equity investments in portfolio companies which are “pass-through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may independently generate income, gains, deductions or losses for U.S. federal income tax purposes as a result of their ownership of certain portfolio investments. The U.S.

federal income tax expense, or benefit, if any, and related tax assets and liabilities of the Taxable Subsidiaries are reflected in our Consolidated Financial Statements.

For the years ended December 31, 2025, 2024 and 2023, we recognized a deferred tax benefit (provision) related to unrealized depreciation (appreciation) on certain equity investments for income tax at our Taxable Subsidiaries of approximately $0.0 million, $0.2 million, and ($0.1) million, respectively.

For the years ended December 31, 2024 and 2023, we recognized tax benefit related to losses realized on certain equity investments held at our Taxable Subsidiaries of less than $0.1 million and $3.0 million, respectively. There was no such tax expense for the year ended December 31, 2025. As of December 31, 2025 and 2024, a tax receivable related to the tax benefit on realized losses of $1.4 million and $1.3 million, respectively, was included on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and 2024, there was no such deferred tax liability included in Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $27.0 million, or $0.95 per common share based on 28,364,809 weighted-average common shares outstanding for the year ended December 31, 2025.

Net increase in net assets resulting from operations totaled $45.8 million, or $1.79 per common share based on 25,596,593 weighted-average common shares outstanding for the year ended December 31, 2024.

Net increase in net assets resulting from operations totaled $17.5 million, or $0.80 per common share based on 22,004,648 weighted-average common shares outstanding for the year ended December 31, 2023.

The decrease in the net increase in net assets resulting from operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to a decrease in net investment income and increase on unrealized depreciation. The increase in the net increase in net assets resulting from operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a decrease in realized losses and increase on unrealized appreciation.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used net cash of $24.4 million for the year ended December 31, 2025, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2025 provided cash of $29.4 million, primarily from our ATM Program, net issuances of 2030 Notes Payable and net borrowings on our Credit Facility, offset by repayments 2026 Notes Payable, repayments of SBA-guaranteed debentures and stockholder distributions.

Our operating activities used net cash of $28.6 million for the year ended December 31, 2024, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2024 provided cash of $22.6 million, primarily from our ATM Program and net borrowings on our Credit Facility, offset by stockholder distributions.

Our operating activities used net cash of $17.3 million for the year ended December 31, 2023, primarily in connection with the purchase of portfolio investments, offset by sales and repayments of portfolio investments. Our financing activities for the year ended December 31, 2023 used cash of ($4.7) million primarily from stockholder distributions and net payments on our Credit Facility, offset by proceeds from our ATM Program.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from the Credit Facility, Notes Payable, the ATM Program, SBA-guaranteed debentures and cash flows from operations, including investment sales and repayments and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources, as well as proceeds from turnover within our portfolio and from public and private offerings of securities, to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal approved by our stockholders at our 2025 annual stockholders meeting authorizes us to sell up to 25% of our outstanding common stock at a price equal to or below the then-current net asset value per share in one or more offerings. This authorization will expire on the earlier of June 17, 2026, the one-year anniversary of our 2025 annual stockholders meeting, or the date of our 2026 annual stockholders meeting. We would need similar future approval from our stockholders to issue shares below the then-current net asset value per share any time after the expiration of the current approval.

In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under subchapter M of the Code. Consequently, we may not have the funds available to allow us to fund new investments, make additional investments in our portfolio companies, fund our unfunded commitments to portfolio companies or repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 203% and 234%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of $25.1 million and $20.1 million, respectively.

Credit Facility

We have entered into a senior secured revolving credit agreement, dated as of October 10, 2017, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders thereto (as amended and restated on September 18, 2020 and amended on December 21, 2021, February 28, 2022, May 13, 2022, November 21, 2023, October 30, 2024 and September 11, 2025.

The Credit Facility provides for borrowings up to a maximum of $335.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $365.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to its terms, the Credit Facility will bear interest, subject to our election, on a per annum basis equal to (i) term SOFR plus 2.25% (or 2.50% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% SOFR floor, or (ii) 1.25% (or 1.50% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. The commitment to fund the revolver expires on September 11, 2029, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 11, 2030. Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short-term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2025, we were in compliance with these covenants.

As of December 31, 2025 and December 31, 2024, the outstanding balance under the Credit Facility was $236.6 million and $175.4 million, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We have incurred costs of $8.9 million in connection with the Credit Facility, which were capitalized and are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of December 31, 2025 and 2024, $3.5 million and $3.1 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on our Consolidated Statements of Assets and Liabilities as a deduction from the debt liability attributable to the Credit Facility.

Interest on the Credit Facility is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2025, 2024, and 2023 (dollars in millions):

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$13.0	$13.6	$14.7
Loan fee amortization	1.2	1.1	0.7
Total interest and financing expenses	$14.2	$14.7	$15.4
Weighted average interest rate	7.2%	8.3%	7.9%
Effective interest rate (including fee amortization)	7.9%	8.9%	8.3%
Average debt outstanding	$180.2	$164.3	$186.1
Cash paid for interest and unused fees	$12.9	$13.5	$14.5

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBICs, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of December 31, 2025 and 2024, the SBIC I subsidiary had $75.0 million in “regulatory capital” for both periods, as such term is defined by the SBA, and $124.0 million and $150.0 million of SBA-guaranteed debentures outstanding, respectively. During the year ended December 31, 2025, the SBIC I subsidiary repaid $26.0 million of SBA-guaranteed debentures that matured during the period. As of both December 31, 2025 and 2024, the SBIC II subsidiary had $87.5 million in regulatory capital and $175.0 million of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $492.7 million and $510.1 million in assets at December 31, 2025 and 2024, respectively, which accounted for approximately 47.3% and 52.0% of our total consolidated assets at December 31, 2025 and 2024, respectively.

SBA-guaranteed debentures have fixed interest rates that equal the prevailing rate for 10-year U.S. Treasury Notes plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA-guaranteed debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures are also subject to certain fees payable by the SBIC subsidiaries calculated at the time such debentures are drawn. As of December 31, 2025 and 2024, the SBIC subsidiaries had $299.0 million and $325.0 million of the SBA-guaranteed debentures outstanding, respectively.

As of December 31, 2025 and 2024, the carrying amount of the SBA-guaranteed debentures was $296.0 million and $321.3 million, respectively. At the measurement date, the estimated fair value of the SBA-guaranteed debentures as prepared for disclosure purposes was $290.4 million. As of December 31, 2024, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair value of the SBA-guaranteed debentures is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2025 and 2024, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to our Consolidated Financial Statements.

We have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of December 31, 2025 and 2024, $3.0 million and $3.7 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2025, 2024, and 2023 (dollars in millions):

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$10.0	$10.5	$10.0
Debenture fee amortization	0.7	1.0	1.3
Total interest and financing expenses	$10.7	$11.5	$11.3
Weighted average interest rate	3.2%	3.2%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%
Average debt outstanding	$308.2	$325.0	$318.8
Cash paid for interest	$10.2	$10.5	$9.6

Notes Payable

The Notes Payable (as defined below) are institutional, non-traded notes. As of December 31, 2025 and 2024, the carrying amount of the Notes Payable was $122.7 million and $99.4 million, respectively. At the measurement date, the estimated fair value of the Notes Payable as prepared for disclosure purposes was $126.0 million.

On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes Payable”). The 2026 Notes Payable were redeemable in whole or in part at any time or from time to time at our option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes Payable was payable semi-annually beginning September 30,

2021. We used the net proceeds from the 2026 Notes Payable offering to fully redeem the 5.75% fixed-rate notes due September 15, 2022 and repay a portion of the amount outstanding under the Credit Facility.

On September 30, 2025, we prepaid $50.0 million in aggregate principal of the 2026 Notes Payable. On December 31, 2025, we prepaid the remaining $50.0 million in aggregate principal of the 2026 Notes Payable in full. In connection with the issuance and maintenance of the 2026 Notes Payable, we incurred $2.3 million of fees, which were amortized over the term of the 2026 Notes Payable. For the year ended December 31, 2025, we recorded a make-whole payment of less than $0.1 million and accelerated $0.2 million of unamortized upfront fees, which are recognized as a loss on debt extinguishment in the Consolidated Statemements of Operations.

On April 1, 2025 and September 25, 2025, we issued $75.0 million and $50.0 million, respectively, in aggregate principal amount of the 2030 Notes Payable (together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable are institutional, non-traded notes that will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually beginning October 1, 2025. We used the net proceeds from the 2030 Notes Payable offering to fully redeem the 2026 Notes Payable and repay a portion of the amount outstanding under the Credit Facility.

In connection with the issuance and maintenance of the 2030 Notes Payable, we have incurred $2.7 million of fees, which are being amortized over the term of the 2030 Notes Payable. As of December 31, 2025, $2.3 million remained to be amortized. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the years ended December 31, 2025, 2024, and 2023 (dollars in millions):

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$4.2	$4.9	$4.9
Deferred financing costs	0.4	0.4	0.4
Total interest and financing expenses	$4.6	$5.3	$5.3
Weighted average interest rate	5.7%	4.9%	4.9%
Effective interest rate (including fee amortization)	6.2%	5.3%	5.3%
Average debt outstanding	$74.7	$100.0	$100.0
Cash paid for interest	$5.5	$4.9	$4.9

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the year ended December 31, 2025 (dollars in millions):

	For the year ended
	December 31, 2025
Interest expense	$5.1
Deferred financing costs	0.3
Total interest and financing expenses	$5.4
Weighted average interest rate	7.2	%(1)
Effective interest rate (including fee amortization)	7.8	%(1)
Average debt outstanding	$92.8	(1)
Cash paid for interest	$2.8
(1)	Calculated for the period from April 1, 2025, the date of the first issuance of the 2030 Notes Payable, through December 31, 2025.

ATM Program

On November 16, 2021, we entered into the 2021 Equity Distribution Agreement with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2021 Equity Distribution Agreement, we were permitted to issue and sell, from time to time, up to $50.0 million in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies.

On August 11, 2023, we entered into the 2023 Equity Distribution Agreement with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2023 Equity Distribution Agreement, we may issue and sell, from time to time, up to $100.0 million in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, we no longer sold any shares under the 2021 Equity Distribution Agreement.

On September 9, 2025, we entered into the 2025 Equity Distribution Agreement with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2025 Equity Distribution Agreement, we may issue and sell, from time to time, up to $100.0 million in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2025 Equity Distribution Agreement, we no longer sold any shares under the 2023 Equity Distribution Agreement.

We issued 1,466,136 shares and 3,355,476 shares during the fiscal years ended December 31, 2025 and 2024 under the ATM Program, respectively, for gross proceeds of $20.6 million and $46.5 million and underwriting fees and other expenses of $0.9 million and $1.1 million, respectively. The average per share offering price of shares issued in the ATM Program during the fiscal years ended December 31, 2025 and 2024 was $14.04 and $13.86, respectively. The Advisor agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less than then-net asset value per share. For both the fiscal years ended December 31, 2025 and 2024, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

Contractual Obligations

							2031 and
	Total	2026	2027	2028	2029	2030	thereafter

	(in millions)
Credit Facility payable	$236.6	$—	$—	$—	$59.2	$177.5	$—
Notes payable	125.0	—	—	—	—	125.0	—
SBA-guaranteed debentures	299.0	39.0	—	82.5	2.5	11.0	164.0
Total	$660.6	$39	$—	$82.5	$61.7	$313.5	$164.0

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2025, our only off-balance sheet arrangements consisted of $53.0 million of unfunded commitments to provide debt financing to 75 existing portfolio companies and $0.4 million in unfunded equity commitments to two existing portfolio companies. As of December 31, 2024, our only off-balance sheet arrangements consisted of $41.0 million of unfunded commitments to provide debt financing to 70 existing portfolio companies and $0.3 million in unfunded equity commitments to one existing portfolio company. As of December 31, 2025, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

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

To qualify for RIC tax treatment, we generally must, among other things, distribute to our stockholders, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we maintain our qualification as a RIC, we must also satisfy certain distribution requirements each calendar year to avoid a U.S. federal excise tax on our undistributed earnings of a RIC. As of December 31, 2025, we had $37.0 million of undistributed taxable income that will be carried forward toward distributions paid during the year ending December 31, 2026. As of December 31, 2024, we had $45.4 million of undistributed taxable income that was carried forward toward distributions paid during the year ending December 31, 2025.

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

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our Consolidated Financial Statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2025 and 2024, our investment portfolio at fair value represented approximately 96.8% and 97.2% of our total assets, respectively. We are required to report our investments for which market quotations are not readily available at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note 1 to the Consolidated Financial Statements contained herein for a detailed discussion of our investment portfolio valuation process and procedures.

Due to the inherent uncertainty in the valuation process, our Board’s determination of fair value for our investment portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. Our Board determines the fair value of each individual investment for which market quotations are not readily available in accordance with our valuation policy as adopted pursuant to Rule 2a-5 under the 1940 Act, and we record changes in fair value as unrealized appreciation or depreciation.

We believe our investment portfolio as of December 31, 2025 and 2024 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Subsequent Events

Investment Portfolio

We invested in the following portfolio companies subsequent to December 31, 2025:

c
Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 2, 2026	Bart & Associates, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$2,000,000	Senior Secured – First Lien
				$43,413	Equity
New Investment	January 9, 2026	Silver Parent, LLC	Senior-care focused placement platform	$7,130,301	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$498,641	Equity
Add-On Investment	January 15, 2026	GRC Java Holdings, LLC*	Specialty coffee platform	$42,783	Equity
Add-On Investment	January 20, 2026	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$380,186	Senior Secured – First Lien
Add-On Investment	January 21, 2026	evolv Holdco, LLC*	Digital transformation consulting firm	$8,036	Equity
Add-On Investment	February 2, 2026	BI Investors, LLC*	Provider of center-based applied behavioral analysis therapy services	$5,743	Equity
Add-On Investment	February 3, 2026	Green Topco Holdings, LLC*	Cyber-security focused value-added reseller and associated service provider	$16,598	Equity
Add-On Investment	February 3, 2026	Venbrook Buyer, LLC*	An independent insurance services broker	$628,201	Senior Secured – First Lien
Add-On Investment	February 6, 2026	SP MWM Holdco LLC*	Provider of test and measurement services and equipment	$194,667	Equity
Add-On Investment	February 18, 2026	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$190,093	Senior Secured – First Lien
Add-On Investment	February 25, 2026	Venbrook Buyer, LLC*	An independent insurance services broker	$1,256,415	Senior Secured – First Lien
Add-On Investment	March 3, 2026	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$190,093	Senior Secured – First Lien
New Investment	March 3, 2026	Precision Strategies, LLC	Strategic communications and marketing agency	$6,176,011	Senior Secured – First Lien
				$100,000	Revolver Commitment
New Investment	March 6, 2026	Synergy Health Partners	Provider of orthopedic and musculoskeletal care	$4,000,000	Senior Secured – First Lien
				$500,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$136,634	Equity
*	Existing portfolio company

We realized the following portfolio companies subsequent to December 31, 2025:

c
Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	January 30, 2026	Luxium Solutions, LLC	Manufacturer and distributor of high-performance advanced materials and assemblies	$8,169,324	$—	Senior Secured – First Lien
				$1,182,247	$—	Delayed Draw Term Loan
Full Repayment	January 30, 2026	Camp Profiles LLC	Provider of digital marketing services to small and medium-sized businesses	$12,041,875	$—	Senior Secured – First Lien
Full Realization				$969,138	$719,138	Equity
Full Repayment	February 3, 2026	Arctiq, Inc.	Cyber-security focused value-added reseller and associated service provider	$12,202,671	$—	Senior Secured – First Lien
				$399,965	$—	Delayed Draw Term Loan

Credit Facility

The outstanding balance of our the Credit Facility as of March 11, 2026 was $253.9 million.

SBA-guaranteed Debentures

On February 27, 2026, the SBIC I subsidiary repaid $39.0 million of SBA-guaranteed debentures and related accrued interest related to SBA-guaranteed debentures maturing on March 1, 2026. The outstanding balance under SBA-guaranteed debentures as of March 11, 2026 was $260.0 million.

Dividend Declared

On January 16, 2026, our Board declared a regular monthly distribution for each of January, February and March 2026 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
1/16/2026	1/30/2026	1/30/2026	2/13/2026	$0.1133
1/16/2026	2/27/2026	2/27/2026	3/13/2026	$0.1133
1/16/2026	3/31/2026	3/31/2026	4/15/2026	$0.1133

Acquisition of Stellus Capital Management

On February 5, 2026, we announced that Stellus Capital Management entered into a definitive agreement with P10 Intermediate Holdings, LLC, an affiliate of Ridgepost Capital, Inc. (formerly known as P10, Inc.) (“Ridgepost”), pursuant to which Ridgepost will acquire Stellus Capital Management (the “Transaction”).

Pursuant to the terms of the Transaction, Stellus Capital Management will continue to be managed by its current partners, who will retain control of its day-to-day operations, including investment decisions and investment committee processes, and Stellus Capital Management will continue to serve as our external investment adviser. Consummation of the Transaction will result in a change of control of Stellus Capital Management, which will result in an assignment and corresponding termination of the Investment Advisory Agreement under the 1940 Act. Our Board and stockholders will therefore be asked to approve a new investment advisory agreement with Stellus Capital Management (the “New Investment Advisory Agreement”), the terms of which are expected to remain the same as the Investment Advisory Agreement, other than the initial term of the New Investment Advisory Agreement. Closing of the Transaction is expected to occur mid-2026 and is subject to customary conditions for a transaction of this nature. If approved, the New Investment Advisory Agreement will take effect following the closing of the Transaction.

Stock Repurchase Program

On March 3, 2026, our Board authorized a program for the purpose of repurchasing up to $20.0 million of our shares of common stock. The shares may be purchased from time to time at prevailing market prices, through open market transactions. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by the Board, the stock repurchase program will terminate on March 2, 2027 and may be modified or terminated at any time for any reason without prior notice. We will retire all such shares of common stock that we purchase in connection with the stock repurchase program immediately.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, most recently lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024, 4.00% - 4.25% in September 2025, 3.75% - 4.00% in October 2025 and 3.50% - 3.75% in December 2025. As of December 31, 2025 and December 31, 2024, 91.6% and 94.5% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of December 31, 2025 and

December 31, 2024, the weighted average interest rate floor on our floating rate loans was 1.42% and 1.46%, respectively.

Assuming that the Consolidated Statements of Assets and Liabilities as of December 31, 2025 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$17.0	$(4.7)	$12.3
Up 150 basis points	12.8	(3.5)	9.3
Up 100 basis points	8.5	(2.4)	6.1
Up 50 basis points	4.3	(1.2)	3.1
Down 50 basis points	(4.3)	1.2	(3.1)
Down 100 basis points	(8.5)	2.4	(6.1)
Down 150 basis points	(12.8)	3.5	(9.3)
Down 200 basis points	(16.6)	4.7	(11.9)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the Consolidated Financial Statements contained herein for more information on the incentive fee.
(2)	At December 31, 2025, the three-month SOFR rate was 365 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 basis point SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the years ended December 31, 2025 and 2024, we did not engage in interest rate hedging activities.

Item 8.Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Houston, Texas, PCAOB ID Number 34 and Grant Thornton LLP, Dallas, Texas, PCAOB ID Number 248)	99
Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	104
Statements of Operations for the years ended December 31, 2025, 2024, and 2023	105
Statements of Changes in Net Assets for the years ended December 31, 2025, 2024, and 2023	106
Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	107
Schedule of Investments as of December 31, 2025 and December 31, 2024	108
Notes to Financial Statements	142

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Stellus Capital Investment Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Stellus Capital Investment Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the two years in the period then ended, financial highlights (in Note 8) for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period then ended, and the financial highlights for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate their fair value. This required a high degree of auditor judgement and extensive audit effort to audit management’s estimate of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of certain Level 3 investments included the following, among otherss:

●	We tested the effectiveness of controls over management’s valuation of Level 3 investments, including those related to selection of valuation methodologies and significant unobservable inputs.
●	We assessed evidence of management override of controls by reconciling the fair valuations approved by the Company’s Fair Value Committee and Board of Directors to the Company’s accounting records.
●	With the assistance of our fair value specialists, we compared management’s unobservable inputs to external sources, and for a sample of the investments, we developed independent estimates of the fair value and compared our estimates to the Company’s estimates.
●	We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 11, 2026

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Stellus Capital Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stellus Capital Investment Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025, the financial highlights (in Note 8) for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”), of the Company and our report dated March 11, 2026, expressed an unqualified opinion on those financial statements].

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Stellus Capital Investment Corporation

Opinion on the financial statements

We have audited the consolidated statement of assets and liabilities of Stellus Capital Investment Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 (not presented herein) the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included verification by confirmation of securities as of December 31, 2023, by correspondence with portfolio companies or agents, or by other appropriate auditing procedures where replies were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2012 to 2024.

Dallas, Texas

March 4, 2024 (except for Note 14, as to which the date is March 4, 2025)

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
ASSETS
Controlled investments at fair value (amortized cost of $33,603,521 and $17,934,808, respectively)	$14,953,132	$7,652,436
Non-controlled, affiliated investments, at fair value (amortized cost of $4,806,660)	3,750,674	—
Non-controlled, non-affiliated investments, at fair value (amortized cost of $987,729,505 and $943,853,898, respectively)	988,919,589	945,845,252
Cash and cash equivalents	25,050,156	20,058,594
Receivable for sales and repayments of investments	581,509	335,689
Interest receivable	6,375,996	4,947,765
Income tax receivable	1,385,387	1,301,965
Other receivables	85,000	87,995
Related party receivable	20	3,687
Prepaid expenses	150,843	666,866
Total Assets	$1,041,252,306	$980,900,249
LIABILITIES
Notes Payable	$122,671,409	$99,444,355
Credit Facility payable	233,167,360	172,314,315
SBA-guaranteed debentures	295,984,063	321,251,939
Dividends payable	3,858,669	3,663,233
Management fees payable	4,442,705	4,034,109
Income incentive fees payable	2,317,429	3,109,560
Interest payable	6,138,076	5,281,343
Unearned revenue	582,007	548,626
Administrative services payable	539,338	393,513
Other accrued expenses and liabilities	372,294	937,316
Total Liabilities	$670,073,350	$610,978,309
Commitments and contingencies (Note 7)
Net Assets	$371,178,956	$369,921,940
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 28,947,254 and 27,481,118 shares issued and outstanding, respectively)	$28,947	$27,481
Paid-in capital	397,829,793	379,549,272
Total distributable loss	(26,679,784)	(9,654,813)
Net Assets	$371,178,956	$369,921,940
Total Liabilities and Net Assets	$1,041,252,306	$980,900,249
Net Asset Value Per Share	$12.82	$13.46

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
INVESTMENT INCOME
From controlled investments:
Interest income	$—	$81,636	$37,897
From non-controlled, affiliated investments
Interest income	$8,990	$—	$—
Payment-in-kind interest income	217,434	—	—
From non-controlled, non-affiliated investments
Interest income	$91,999,416	$96,494,073	$98,177,254
Payment-in-kind interest income	5,538,838	3,310,111	3,801,637
Other income	4,374,272	4,850,313	3,830,780
Total Investment Income	$102,138,950	$104,736,133	$105,847,568
OPERATING EXPENSES
Management fees	$17,178,177	$15,698,129	$15,452,347
Valuation fees	407,358	380,239	373,628
Administrative services expenses	2,134,816	1,916,283	1,908,191
Income incentive fees	8,393,139	10,045,966	10,189,888
Capital gains incentive fee (reversal)	—	—	(569,528)
Professional fees	1,940,744	1,190,232	1,455,372
Directors’ fees	409,000	412,000	406,000
Insurance expense	396,862	499,913	492,596
Interest expense and other fees	34,943,265	31,506,068	32,011,317
Income tax expense	1,580,338	1,808,838	1,333,452
Other general and administrative expenses	1,182,690	1,175,765	891,170
Total Operating Expenses	$68,566,389	$64,633,433	$63,944,433
Income incentive fee waiver	(3,310,981)	(1,826,893)	(307,442)
Total Operating Expenses, net of fee waivers	$65,255,408	$62,806,540	$63,636,991
Net Investment Income	$36,883,542	$41,929,593	$42,210,577
Net realized loss on controlled investments	$(1,132,576)	$—	$—
Net realized loss on non-controlled, affiliated investments	(6,314,327)	—	—
Net realized gain (loss) on non-controlled, non-affiliated investments	8,977,487	(15,737,004)	(30,211,467)
Net realized loss on foreign currency translations	(68,844)	(94,730)	(112,481)
Loss on debt extinguishment	(226,095)	—	—
Net change in unrealized appreciation (depreciation) on controlled investments	4,395,102	826,772	(430,577)
Net change in unrealized appreciation on non-controlled, affiliated investments	4,140,601	—	—
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	(19,642,634)	18,743,637	3,222,729
Net change in unrealized appreciation (depreciation) on foreign currency translations	33,073	(14,755)	(6,504)
Benefit (provision) for taxes on net unrealized depreciation (appreciation) on investments	—	188,893	(126,957)
Benefit for taxes on net realized loss on investments	—	2,221	2,987,847
Net Increase in Net Assets Resulting from Operations	$27,045,329	45,844,627	17,533,167
Net Investment Income Per Share—basic and diluted	$1.30	$1.64	$1.92
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.95	$1.79	$0.80
Weighted Average Shares of Common Stock Outstanding—basic and diluted	28,364,809	25,596,593	22,004,648
Distributions Per Share—basic and diluted	$1.60	$1.61	$1.61

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss) earnings	Net Assets
Balances as of December 31, 2022	19,666,769	$19,667	$275,114,720	$642,226	$275,776,613
Net investment income	—	—	—	42,210,577	42,210,577
Net realized loss on investments	—	—	—	(30,211,467)	(30,211,467)
Net realized loss on foreign currency translation	—	—	—	(112,481)	(112,481)
Net change in unrealized appreciation on investments	—	—	—	2,792,152	2,792,152
Net change in unrealized depreciation on foreign currency translations	—	—	—	(6,504)	(6,504)
Provision for taxes on unrealized appreciation on investments	—	—	—	(126,957)	(126,957)
Benefit for taxes on realized loss on investments	—	—	—	2,987,847	2,987,847
Return of capital and other tax related adjustments	—	—	(1,348,766)	1,348,766	—
Distributions from net investment income	—	—	—	(35,080,734)	(35,080,734)
Distributions from net realized capital gains	—	—	—	(446,746)	(446,746)
Issuance of common stock, net of offering costs(1)	4,458,873	4,458	62,153,030	—	62,157,488
Balances at December 31, 2023	24,125,642	$24,125	$335,918,984	$(16,003,321)	$319,939,788
Net investment income	—	—	—	41,929,593	41,929,593
Net realized loss on investments	—	—	—	(15,737,004)	(15,737,004)
Net realized loss on foreign currency translation	—	—	—	(94,730)	(94,730)
Net change in unrealized appreciation on investments	—	—	—	19,570,409	19,570,409
Net change in unrealized depreciation on foreign currency translations	—	—	—	(14,755)	(14,755)
Provision for taxes on unrealized appreciation on investments	—	—	—	188,893	188,893
Benefit for taxes on realized loss on investments	—	—	—	2,221	2,221
Return of capital and other tax related adjustments	—	—	(1,727,556)	1,727,556	—
Distributions from net investment income	—	—	—	(40,679,308)	(40,679,308)
Distributions from net realized capital gains	—	—	—	(544,367)	(544,367)
Issuance of common stock, net of offering costs(1)	3,355,476	3,356	45,357,844	—	45,361,200
Balances at December 31, 2024	27,481,118	$27,481	$379,549,272	$(9,654,813)	$369,921,940
Net investment income	—	—	—	36,883,542	36,883,542
Net realized gain on investments	—	—	—	1,530,584	1,530,584
Net realized loss on foreign currency translation	—	—	—	(68,844)	(68,844)
Loss on debt extinguishment	—	—	—	(226,095)	(226,095)
Net change in unrealized depreciation on investments	—	—	—	(11,106,931)	(11,106,931)
Net change in unrealized appreciation on foreign currency translations	—	—	—	33,073	33,073
Return of capital and other tax related adjustments	—	—	(1,391,127)	1,391,127	—
Distributions from net investment income	—	—	—	(45,461,427)	(45,461,427)
Issuance of common stock, net of offering costs(1)	1,466,136	1,466	19,671,648	—	19,673,114
Balances at December 31, 2025	28,947,254	$28,947	$397,829,793	$(26,679,784)	$371,178,956
(1)	See Note 4 to the Consolidated Financial Statements contained herein for more information on offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$27,045,329	$45,844,627	$17,533,167
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(194,071,248)	(221,154,933)	(183,858,762)
Proceeds from sales and repayments of investments	139,652,991	151,834,875	134,223,224
Net change in unrealized depreciation (appreciation) on investments	11,106,931	(19,570,409)	(2,792,152)
Net change in unrealized (appreciation) depreciation on foreign currency translations	(33,073)	14,755	6,360
Increase in investments due to payment-in-kind income	(5,756,272)	(3,310,111)	(3,799,843)
Amortization of premium and accretion of discount, net	(2,891,683)	(2,715,802)	(2,749,543)
Deferred tax (benefit) provision	—	(188,893)	126,957
Amortization of loan structure fees	1,212,581	1,140,079	657,323
Amortization of deferred financing costs	692,393	447,943	446,720
Amortization of discount on Notes Payable	96,093	—	—
Amortization of premium on Notes Payable	(29,855)	—	—
Amortization of loan fees on SBA-guaranteed debentures	732,124	978,582	1,255,753
Net realized (gain) loss on investments	(1,530,584)	15,737,004	30,211,467
Loss on debt extinguishment	226,095	—	—
Changes in other assets and liabilities
Increase in interest receivable	(1,428,231)	(65,427)	(897,929)
(Increase) decrease in income tax receivable	(83,422)	286,743	(1,588,708)
Decrease (increase) in other receivables	2,995	(45,000)	(8,750)
Decrease (increase) in related party receivables	3,667	(3,687)	—
Decrease (increase) in prepaid expenses	516,023	(60,192)	60,593
Increase (decrease) in management fees payable	408,596	1,115,573	(4,231,871)
(Decrease) increase in income incentive fees payable	(792,131)	224,380	420,772
Decrease in capital gains incentive fees payable	—	—	(569,528)
Increase (decrease) in administrative services payable	145,825	(8,638)	45,232
Increase in interest payable	856,733	40,179	600,323
Decrease in related party payable	—	—	(1,060,321)
Increase in unearned revenue	33,381	150,901	77,050
Decrease in income tax payable	—	—	(1,175,373)
(Decrease) increase in other accrued expenses and liabilities	(565,022)	658,971	(197,248)
Net Cash Used in Operating Activities	$(24,449,764)	$(28,648,480)	$(17,265,087)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$20,588,960	$46,494,756	$63,348,436
Sales load for common stock issued	(308,998)	(698,166)	(943,248)
Offering costs paid for common stock issued	(606,848)	(428,078)	(253,913)
Stockholder distributions paid	(45,265,991)	(37,560,442)	(35,527,480)
Proceeds from issuance of Notes Payable	124,877,750	—	—
Repayment of Notes Payable	(100,060,870)	—	—
Financing costs paid on Notes Payable	(2,574,553)	—	—
Repayments of SBA-guaranteed debentures	(26,000,000)	—	11,400,000
Financing costs paid on SBA-guaranteed debentures	—	—	(277,590)
Financing costs paid on Credit Facility	(1,622,524)	(691,137)	(2,663,106)
Borrowings under Credit Facility	300,550,000	187,900,000	108,400,000
Repayments of Credit Facility	(240,135,600)	(172,435,600)	(148,135,600)
Net Cash Provided (Used) by Financing Activities	$29,441,326	$22,581,333	$(4,652,501)
Net Increase (Decrease) in Cash and Cash Equivalents	$4,991,562	$(6,067,147)	$(21,917,588)
Cash and Cash Equivalents Balance at Beginning of Period	20,058,594	26,125,741	48,043,329
Cash and Cash Equivalents Balance at End of Period	$25,050,156	$20,058,594	$26,125,741
Supplemental and Non-Cash Activities
Cash paid for interest expense	$31,383,195	$28,899,285	$29,051,198
Income and excise tax paid	1,663,760	1,808,838	2,508,825
Exchange of investments	1,663,301	8,256,411	3,610,846

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK(8)	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments	(22)
EH Real Estate Services, LLC										Skokie, IL
Term Loan A-1	(16)	First Lien		15.00%	-%	-%	-%	9/3/2021	9/3/2026	FIRE: Real Estate	$265,092	265,092	-	0.00%
Term Loan A-2	(16)	First Lien		15.00%	-%	-%	-%	4/3/2023	9/3/2026		154,848	154,848	-	0.00%
Term Loan A-3	(16)	First Lien		15.00%	-%	-%	-%	6/7/2023	9/3/2026		62,791	62,791	-	0.00%
Term Loan A-4	(16)	First Lien		15.00%	-%	-%	-%	7/12/2023	9/3/2026		1,505,537	1,505,537	1,159,263	0.31%
Term Loan A-5	(16)	First Lien		15.00%	-%	-%	-%	1/8/2024	9/3/2026		5,734,549	5,734,549	4,415,603	1.19%
Term Loan A-6	(16)	First Lien		15.00%	-%	-%	-%	10/3/2025	9/3/2026		1,096,456	1,096,456	1,096,456	0.30%
Term Loan A-7	(16)	First Lien		15.00%	-%	-%	-%	11/12/2025	9/30/2026		1,644,685	1,644,685	1,644,685	0.44%
Revolver	(16)(21)	First Lien		15.00%	-%	-%	-%	10/3/2023	9/3/2026		63,597	63,597	63,597	0.02%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	-	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$18,419,200	$8,379,604	2.26%
J.R. Watkins, LLC										San Francisco, CA
Term Loan (SBIC)	(4)(19)	First Lien		4.09%		-%		12/22/2017	12/31/2026	Consumer Goods: Non-Durable	$10,082,316	10,082,316	2,520,579	0.68%
Term Loan (SBIC)	(4)(19)	First Lien		5.00%		-%		12/22/2017	12/31/2026		3,514,892	3,514,892	878,723	0.24%
Priority Revolver (SBIC)	(4)(19)	First Lien		5.00%	-%	-%	-%	5/3/2024	12/31/2026		1,587,113	1,587,113	3,174,226	0.86%
J.R. Watkins Ultimate Holdings, LLC Class A Units (SBIC)	(4)	Equity						4/9/2025			500	-	-	0.00%
Total												$15,184,321	$6,573,528	1.78%
Total Control investments												$33,603,521	$14,953,132	4.04%
Non-controlled, affiliated investments	(23)
Simpler Trading, LLC										Austin, TX
Term Loan (SBIC)	(4)	First Lien		10.00%		-%	10.00%	12/28/2021	3/21/2030	Education	$2,868,074	2,868,074	2,868,074	0.77%
Simpler Trading, LLC Preferred Units (SBIC)	(4)	Equity						3/21/2025			1,657	1,656,650	882,600	0.24%
Simpler Ultimate Holdings, LLC Class A Units (SBIC)	(4)	Equity						3/21/2025			281,936	281,936	-	0.00%
Total												$4,806,660	$3,750,674	1.01%
Total Non-controlled, affiliated investments												$4,806,660	$3,750,674	1.01%
Non-controlled, non-affiliated investments	(4)(5)
2X LLC										Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.67%		6/5/2023	6/5/2028	Services: Business	$5,376,454	5,299,849	5,376,454	1.45%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.67%		10/31/2023	6/5/2028		1,415,799	1,394,300	1,415,799	0.38%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.67%		12/2/2024	6/5/2028		3,813,089	3,771,087	3,813,089	1.03%
Revolver	(9)(11)	First Lien	3M SOFR+	5.00%	2.00%	8.67%		6/5/2023	6/5/2028		62,500	62,500	62,500	0.02%
2X Investors LP Class A Units		Equity						6/5/2023			43,875	176,915	1,220,397	0.33%
Total												$10,704,651	$11,888,239	3.21%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	9.93%		5/7/2021	5/7/2028	Services: Business	$16,778,592	16,730,161	16,778,593	4.52%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			8,644	86,444	0	0.00%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,780	777,995	783,313	0.21%
Total												$17,594,600	$17,561,906	4.73%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	2.00%	9.72%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,800,000	9,670,440	9,751,000	2.63%
AdCellerant Holdings, LLC Series A Units		Equity						12/12/2023			728,710	728,710	567,340	0.15%
Total												$10,399,150	$10,318,340	2.78%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)	First Lien		5.00%	-%	-%	5.00%	6/4/2021	12/31/2027	Aerospace & Defense	$13,101,406	13,071,113	11,856,773	3.19%
Priority Revolver (SBIC II)	(5)(9)	First Lien		5.00%	-%	-%	5.00%	9/30/2024	12/31/2027		15,698	15,698	31,396	0.01%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class D Units		Equity						9/30/2024			432	-	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			48,216	165,027	-	0.00%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$14,019,767	$11,888,169	3.20%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,843,750	16,781,420	-	0.00%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	12/6/2024	11/30/2026		795,882	970,378	2,331,934	0.63%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	2/5/2025	11/30/2026		875,000	875,000	2,563,750	0.69%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	3/26/2025	11/30/2026		500,000	500,000	1,465,000	0.39%
Term Loan A (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		2,607,637	565,204	-	0.00%
Revolver (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		1,558,434	337,790	-	0.00%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,562	156,182	-	0.00%
Total												$20,714,369	$6,360,684	1.71%
AGT Robotique Inc.	(7)(27)									Trois Rivieres, Canada
Term Loan	(11)	First Lien	3M SOFR+	7.50%	1.00%	9.17%		6/24/2024	6/22/2029	Capital Equipment	$10,566,027	10,406,341	10,354,707	2.79%
Total												$10,406,341	$10,354,707	2.79%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.00%	1.50%	8.67%		3/31/2023	3/31/2028	Capital Equipment	$8,048,097	7,942,571	8,048,097	2.17%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.67%		3/31/2023	3/31/2028		98,250	97,500	98,250	0.03%
AR-USA Holdings, LLC Class A Units	(6)	Equity						3/31/2023			141	129,350	224,577	0.06%
Total												$8,169,421	$8,370,924	2.26%
AMII Acquisition, LLC	(9)									Coral Gables, FL
Term Loan (SBIC II )	(5)(11)	First Lien	3M SOFR+	4.50%	1.50%	8.17%		12/4/2024	12/4/2029	Services: Consumer	$8,731,273	8,623,147	8,687,618	2.34%
AMII Holdings, LP Class B Units		Equity						12/3/2024			14,246	142,460	176,331	0.05%
Total												$8,765,607	$8,863,949	2.39%
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	9.27%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,519	94,638	0.03%
Term Loan	(11)	First Lien	6M SOFR+	5.75%	0.75%	9.63%		12/5/2023	7/1/2029		9,511,775	9,377,401	9,511,775	2.56%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	38,133	311,230	0.08%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	21,141	88,922	0.02%
Total												$9,530,194	$10,006,565	2.69%
Anne Lewis Strategies, LLC
SG AL Investment, LLC Common Units	(6)	Equity						3/5/2021		Washington, DC	1,000	327,192	3,162,656	0.85%
SG AL Investment, LLC Common-A Units	(6)	Equity						12/22/2023		Services: Business	239	482,200	985,826	0.27%
Total												$809,392	$4,148,482	1.12%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	40,530	0.01%
Total												$375,000	$40,530	0.01%
ArborWorks, LLC										Oakhurst, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	-%	10.34%	11/6/2023	11/6/2028	Environmental Industries	$4,031,455	4,031,455	4,031,455	1.09%
Revolver	(9)	First Lien		15.00%		-%	15.00%	11/6/2023	11/6/2028		1,815,868	1,815,868	1,815,868	0.49%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	6,317,213	1.70%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$9,458,170	$12,164,536	3.28%
Arctiq, Inc.										Irvine, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.67%		8/8/2023	8/8/2028	High Tech Industries	$10,918,921	10,754,010	10,918,921	2.94%
Term Loan	(11)	First Lien	1M SOFR+	6.00%	2.00%	9.72%		11/6/2024	8/8/2028		1,283,750	1,264,755	1,283,750	0.35%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.67%		8/8/2023	8/8/2028		399,965	396,842	399,965	0.11%
Green Topco Holdings, LLC Class A Units	(6)	Equity						8/8/2023			271,401	202,628	365,976	0.10%
Total												$12,618,235	$12,968,612	3.50%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units	(6)	Equity						1/26/2016		Services: Business	254,250	-	2,342,141	0.63%
Stratose Aggregator Holdings, L.P. Common Units	(6)	Equity						6/30/2015			750,000	-	8,848,087	2.38%
Total												$-	$11,190,228	3.01%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Axis Portable Air, LLC										Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		3/22/2022	12/31/2030	Capital Equipment	$9,310,000	9,230,695	9,310,000	2.51%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		4/17/2023	12/31/2030		1,855,738	1,836,176	1,855,738	0.50%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		3/22/2022	12/31/2030		98,000	97,548	98,000	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	2,882,638	0.78%
Total												$11,608,055	$14,146,376	3.82%
Baker Manufacturing Company, LLC										Evansville, WI
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022		Capital Equipment	743,770	743,770	1,000,036	0.27%
Total												$743,770	$1,000,036	0.27%
Bart & Associates, LLC										McLean, VA
Term Loan (SBIC)	(4)(10)(12)	First Lien	3M SOFR+	5.00%	1.00%	9.09%		8/16/2024	8/16/2030	High Tech Industries	$8,830,894	8,702,680	8,830,894	2.38%
Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.00%	1.00%	9.09%		8/16/2024	8/16/2030		$1,724,720	1,710,769	1,724,720	0.46%
B&A Partners Holding, LLC Series A Preferred Units		Equity						8/16/2024			722,411	722,411	837,967	0.23%
Total												$11,135,860	$11,393,581	3.07%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,142,767	0.31%
Total												$983,608	$1,142,767	0.31%
Café Valley, Inc.										Phoenix, AZ
CF Topco LLC Units		Equity						8/28/2019		Beverage & Food	9,160	916,015	1,736,816	0.47%
Total												$916,015	$1,736,816	0.47%
Camp Profiles LLC	(9)									Boston, MA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.07%		9/3/2021	9/3/2026	Media: Advertising, Printing & Publishing	$9,814,375	9,780,539	9,814,375	2.64%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	9.07%		12/3/2024	9/3/2026		2,227,500	2,213,033	2,227,500	0.60%
CIVC VI-A 829 Blocker, LLC Units		Equity						9/3/2021			250	250,000	900,363	0.24%
Total												$12,243,572	$12,942,238	3.48%
Carolinas Buyer, Inc.	(9)									Charlotte, NC
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.67%		12/20/2024	12/20/2030	Beverage & Food	$6,779,838	6,676,390	6,610,342	1.78%
Carolinas Holding, L.P. Class A Units		Equity						12/20/2024			466	465,637	367,446	0.10%
Total												$7,142,027	$6,977,788	1.88%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.67%		2/19/2021	12/31/2027	Services: Business	$8,349,501	8,342,798	8,349,501	2.25%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.67%		12/20/2024	12/31/2027		3,166,966	3,147,329	3,166,966	0.85%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	132,919	268,648	0.07%
Total												$11,623,046	$11,785,115	3.17%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.72%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,526,683	4,455,979	4,526,683	1.22%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	68,499	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(6)	Equity						3/15/2023			341,091	328,640	371,091	0.10%
Total												$4,847,580	$4,966,273	1.34%
CF Arch Holdings LLC										Houston, TX
Class A Units	(6)	Equity						8/10/2022		Services: Business	100,000	88,511	150,931	0.04%
Total												$88,511	$150,931	0.04%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.00%	9.98%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,222,035	13,176,452	13,155,926	3.54%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.86%		9/1/2021	9/1/2026		2,855,259	2,850,147	2,840,983	0.77%
Revolver	(11)	First Lien	1M SOFR+	6.00%	1.00%	9.74%		9/1/2021	9/1/2026		9,000	9,000	8,955	0.00%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	177,046	0.05%
Total												$16,256,529	$16,182,910	4.36%
Champion Services Acquireco LLC	(9)									Round Rock, TX
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		9/19/2025	9/19/2030	Construction & Building	$11,970,000	11,740,066	11,730,600	3.16%
Champion Services Holdings LLC Class A-1 Units		Equity						9/19/2025			268,889	268,889	253,825	0.07%
Total												$12,008,955	$11,984,425	3.23%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	2.00%	10.84%		2/24/2022	2/7/2027	Retail	$12,982,758	12,947,843	12,982,758	3.49%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	2.00%	10.84%		3/27/2023	2/7/2027		1,655,482	1,649,757	1,655,482	0.45%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.82%		2/24/2022	2/7/2027		54,070	54,070	54,070	0.01%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.84%		2/24/2022	2/7/2027		20,276	20,276	20,276	0.01%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.94%		2/24/2022	2/7/2027		10,138	10,138	10,138	0.00%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.74%		2/24/2022	2/7/2027		6,759	6,759	6,759	0.00%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.86%		2/24/2022	2/7/2027		27,035	27,035	27,035	0.01%
Total												$14,715,878	$14,756,518	3.97%
CompleteCase, LLC										Seattle, WA
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020		Services: Consumer	417	5	-	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	151,068	0.04%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	-	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	111,409	0.03%
Total												$633,148	$262,477	0.07%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	8.67%	1.50%	8/2/2023	8/2/2028	Environmental Industries	$9,481,462	9,339,450	9,007,390	2.43%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	8.67%	1.50%	8/2/2023	8/2/2028		1,043,816	1,033,534	991,625	0.27%
Revolver	(11)	First Lien	3M SOFR+	8.50%	2.00%	12.19%		8/2/2023	8/2/2028		20,000	20,000	19,000	0.01%
Revolver	(11)	First Lien	3M SOFR+	8.50%	2.00%	12.17%		8/2/2023	8/2/2028		11,368	11,368	10,800	0.00%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			3,124	300,041	92,336	0.02%
Compost 360 Investments, LLC Preferred Units		Equity						8/29/2025			614	27,630	38,086	0.01%
Total												$10,732,023	$10,159,237	2.74%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.07%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,837,500	4,793,779	4,837,500	1.30%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	376,673	0.10%
Total												$5,079,493	$5,214,173	1.40%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.50%	9.42%		6/30/2023	6/30/2028	High Tech Industries	$9,882,041	9,768,247	9,882,041	2.66%
Revolver	(11)	First Lien	3M SOFR+	5.75%	1.50%	9.45%		6/30/2023	6/30/2028		40,000	40,000	40,000	0.01%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	1,132,360	0.31%
Total												$10,434,937	$11,054,401	2.98%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.17%		7/29/2022	12/31/2028	Services: Business	$12,656,689	12,563,484	12,530,123	3.38%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.17%		7/29/2022	12/31/2028		40,570	40,570	40,164	0.01%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			867,173	867,173	756,722	0.20%
Total												$13,471,227	$13,327,009	3.59%
DFO Enterprises, LLC	(9)									Rochester, MN
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.50%	8.92%		9/22/2025	9/22/2030	Capital Equipment	$11,551,523	11,357,330	11,378,251	3.07%
DFO Ultimate Holding, LP Class A Units		Equity						9/22/2025			8,931	412,252	538,122	0.14%
Total												$11,769,582	$11,916,373	3.21%
DMD Systems Recovery, LLC	(9)									Tempe, AZ
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		8/22/2025	8/22/2031	High Tech Industries	$6,100,000	5,997,713	6,008,500	1.62%
Phoenix Parent LLC Common Units		Equity						8/19/2025			180,000	180,000	169,710	0.05%
Total												$6,177,713	$6,178,210	1.67%
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
Elder Care Opco LLC	(9)									Scarsdale, NY
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.50%	8.67%		7/31/2025	7/31/2030	Healthcare & Pharmaceuticals	$7,785,007	7,660,131	7,668,232	2.07%
Rallyday Elder Care Co-Investors LP Partnership Interests		Equity						7/31/2025			910,966	916,719	1,056,301	0.28%
Total												$8,576,850	$8,724,533	2.35%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.87%	1/31/2020	1/21/2026	Aerospace & Defense	$9,594,927	9,594,927	9,115,182	2.46%
SP EA Holdings LLC Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	1/31/2026		76,245	76,245	13,724	0.00%
Term Loan		First Lien		4.31%	-%	-%	4.31%	4/25/2025	1/21/2026		59,833	59,833	56,841	0.02%
Revolver A	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.87%	1/31/2020	1/21/2026		1,585,290	1,585,290	1,585,290	0.43%
Revolver B	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.87%	3/1/2023	1/21/2026		746,513	746,513	746,513	0.20%
Revolver C (Priority)	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.87%	3/7/2025	1/21/2026		1,019,285	1,019,285	1,019,285	0.27%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			105,938,486	901,594	-	0.00%
Total												$13,983,687	$12,536,835	3.38%
Environmental Remedies, LLC	(9)									Hayward, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.92%		1/15/2025	1/15/2030	Services: Business	$7,275,781	7,153,358	7,166,644	1.93%
ERI Parent Holdings, LLC Class A Units		Equity						1/15/2025			163,109	163,109	140,928	0.04%
Total												$7,316,467	$7,307,572	1.97%
Equine Network, LLC										Boulder, CO
Term A Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.50%	1.00%	10.33%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$6,949,183	6,845,973	6,949,183	1.87%
Term A Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.33%		7/28/2025	5/22/2028		$2,117,063	2,070,832	2,117,063	0.57%
Revolver	(9)(11)	First Lien	1M SOFR+	6.50%	1.00%	10.33%		5/22/2023	5/22/2028		166,667	166,667	166,667	0.04%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.33%		5/22/2023	5/22/2028		98,150	98,150	98,150	0.03%
Total												$9,181,622	$9,331,063	2.51%
Eskola LLC	(9)									Morristown, TN
Term Loan	(10)(12)	First Lien	3M SOFR+	7.50%	1.50%	11.90%		12/19/2024	12/19/2029	Construction & Building	$7,482,765	7,372,876	6,996,385	1.88%
Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	7.50%	1.50%	11.90%		12/19/2024	12/19/2029		2,770,797	2,753,379	2,590,695	0.70%
Eskola Holdings, LLC Class A Units	(6)	Equity						12/19/2024			314	893,747	58,588	0.02%
Eskola Holdings, LLC Class C Units		Equity						6/4/2025			28	56,349	14,041	0.00%
Total												$11,076,351	$9,659,709	2.60%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.49%		12/7/2023	12/7/2028	Services: Business	$9,335,314	9,211,059	9,335,314	2.52%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			473,485	473,485	498,613	0.13%
Total												$9,684,544	$9,833,927	2.65%
Evriholder Acquisition, Inc.										Anaheim, CA
Term Loan (SBIC II)	(5)(9)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.57%		1/23/2023	1/24/2028	Consumer Goods: Durable	$12,104,445	11,956,146	12,043,924	3.24%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	940,212	0.25%
Total												$12,829,479	$12,984,136	3.49%
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	9.57%	1.00%	2/8/2019	12/31/2027	Services: Business	$16,308,509	16,308,509	15,656,170	4.22%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	9.57%	1.00%	7/15/2022	12/31/2027		992,002	992,002	952,322	0.26%
SP EA Holdings LLC Term Loan		Unsecured		15.00			15.00%	4/22/2024	6/30/2026		115,243	115,243	99,685	0.03%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,338,661	1,124,414	208,826	0.06%
Total												$18,540,168	$16,917,003	4.57%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.07%		3/16/2022	3/16/2027	Services: Business	$8,631,371	8,594,584	8,631,371	2.33%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	328,204	0.09%
Total												$8,972,119	$8,959,575	2.42%
FairWave Holdings, LLC	(9)									Kansas City, MO
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.42%		4/1/2024	4/1/2029	Beverage & Food	$7,481,998	7,360,162	7,444,588	2.01%
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.42%		12/31/2025	4/1/2029		103,720	101,905	103,201	0.03%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.42%		4/1/2024	4/1/2029		514,030	514,030	511,460	0.14%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.42%		4/1/2024	4/1/2029		2,641,131	2,617,056	2,627,925	0.71%
GRC Java Holdings, LLC Class A Units		Equity						4/1/2024			2,985	304,909	421,889	0.11%
Total												$10,898,062	$11,109,063	3.00%
Fidus Systems Inc.	(9)									Ottawa, Canada
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.50%	9.17%		10/17/2025	10/17/2031	High Tech Industries	$4,759,099	4,677,532	4,677,532	1.26%
Fidus Investments Holdings, L.P. Common Units		Equity						10/17/2025			268	267,728	267,728	0.07%
Total												$4,945,260	$4,945,260	1.33%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
FiscalNote Boards LLC	(7)(9)									Toronto, Canada
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	8.97%		3/11/2024	3/12/2029	Services: Business	$3,503,162	3,453,695	3,468,130	0.93%
FCP-Connect Holdings LLC Class A Common Shares		Equity						5/28/2024			284	-	-	0.00%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity						5/28/2024			284	190,382	176,211	0.05%
Total												$3,644,077	$3,644,341	0.98%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	12.77%		5/1/2018	4/30/2027	Services: Business	$4,500,000	4,496,653	4,410,000	1.19%
Total												$4,496,653	$4,410,000	1.19%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.32%		10/18/2019	11/30/2026	Beverage & Food	$12,123,673	12,121,297	12,123,673	3.27%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.49%		10/18/2019	11/30/2026		1,944,444	1,944,444	1,944,444	0.52%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.51%		10/18/2019	11/30/2026		176,768	176,768	176,768	0.05%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.50%		10/18/2019	11/30/2026		176,768	176,768	176,768	0.05%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.34%		10/18/2019	11/30/2026		176,768	176,768	176,768	0.05%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.49%		10/18/2019	11/30/2026		88,384	88,384	88,384	0.02%
Revolver	(11)	First Lien	3M SOFR+	6.50%	1.00%	10.50%		10/18/2019	11/30/2026		88,384	88,384	88,384	0.02%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	563,209	4,468,228	1.20%
Total												$15,336,022	$19,243,417	5.18%
GSF Buyer, LLC	(9)									North Andover, MA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.84%		4/30/2025	4/30/2031	Beverage & Food	$4,249,351	4,191,024	4,249,351	1.14%
GSF Group Holdings, L.P. Class A2 Units		Equity						4/30/2025			241	240,595	233,513	0.06%
Total												$4,431,619	$4,482,864	1.20%
Guidant Corp.	(9)									Erie, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.17%		3/11/2024	3/12/2029	Energy: Oil & Gas	$9,853,707	9,608,518	9,853,707	2.65%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.17%		3/11/2024	3/12/2029		422,283	422,283	422,283	0.11%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			574,863	581,608	801,170	0.22%
Total												$10,612,409	$11,077,160	2.98%
Husk AcquireCo Inc.	(7)									Vaughan, Canada
Term Loan	(11)	First Lien	6M SOFR+	5.75%	1.50%	9.51%		11/14/2024	11/15/2029	Beverage & Food	$5,264,053	5,199,682	5,185,092	1.40%
SK Spectra Holdings LP Class A Units		Equity						11/15/2024			298	297,765	226,274	0.06%
Total												$5,497,447	$5,411,366	1.46%
HV Watterson Holdings, LLC	(9)									Schaumburg, IL
Term Loan		First Lien		12.00%	-%	12.00%		12/17/2021	12/17/2026	Services: Business	$13,568,717	13,508,378	9,023,198	2.43%
Revolver		First Lien		12.00%	-%	12.00%		12/17/2021	12/17/2026		99,975	99,975	66,483	0.02%
Delayed Draw Term Loan		First Lien		12.00%	-%	12.00%		12/17/2021	12/17/2026		329,632	328,777	219,205	0.06%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	-	0.00%
Total												$15,568,721	$9,308,886	2.51%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	1,587,652	0.43%
Total												$-	$1,587,652	0.43%
Identity Theft Guard Solutions, Inc.	(9)									Portland, OR
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.50%	9.22%		2/28/2025	2/28/2030	Services: Business	$8,657,465	8,507,362	8,614,178	2.32%
IDX Parent, LLC Class A-2 Units		Equity						2/28/2025			352,915	352,915	588,521	0.16%
Total												$8,860,277	$9,202,699	2.48%
Impact Home Services LLC										Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.17%		4/28/2023	4/28/2028	Services: Consumer	$5,805,097	5,726,630	5,688,995	1.53%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.17%		10/11/2023	4/28/2028		529,089	521,434	518,507	0.14%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.17%		6/30/2023	4/28/2028		263,868	260,204	258,591	0.07%
Revolver	(11)(17)	First Lien	3M SOFR+	6.50%	2.00%	10.17%		4/28/2023	4/28/2028		82,500	82,500	80,850	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			375	375,156	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity						1/31/2024			38	37,962	35,526	0.01%
Total												$7,003,886	$6,582,469	1.77%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.42%		11/1/2021	11/1/2026	Media: Advertising, Printing & Publishing	$7,168,033	7,138,013	7,132,193	1.92%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.42%		6/6/2024	11/1/2026		2,440,641	2,425,985	2,428,438	0.65%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.42%		11/1/2021	11/1/2026		1,447,875	1,443,421	1,440,636	0.39%
Tower Arch Infolinks Media, LP LP Interests	(6)(15)	Equity						10/28/2021			460,943	207,385	475,679	0.13%
Total												$11,214,804	$11,476,946	3.09%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.57%		7/30/2021	7/30/2027	High Tech Industries	$8,308,013	8,285,463	8,308,013	2.24%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.57%		3/31/2022	7/30/2027		6,263,548	6,244,249	6,263,548	1.69%
Credit Connection Holdings, LLC Series A Units	(6)	Equity						7/30/2021			804,384	300,783	1,371,768	0.37%
Total												$14,830,495	$15,943,329	4.30%
Inoapps Bidco, LLC										Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	9.88%		2/15/2022	2/15/2027	High Tech Industries	£9,650,000	$13,015,616	$12,903,217	3.48%
Revolver	(11)	First Lien	1M SOFR+	5.75%	1.00%	9.58%		2/15/2022	2/15/2027		80,000	80,000	80,000	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.85%		2/15/2022	2/15/2027		80,625	80,388	80,625	0.02%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	1,088,044	0.29%
Total												$13,959,760	$14,151,886	3.81%
iNovex Information Systems Incorporated	(9)									Columbia, MD
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.00%	8.92%		12/17/2024	12/17/2030	Services: Business	$7,446,962	7,349,332	7,372,492	1.99%
Revolver	(11)	First Lien	1M SOFR+	5.25%	1.00%	8.98%		12/17/2024	12/17/2030		72,000	72,000	71,280	0.02%
Revolver	(11)	First Lien	PRIME+	4.25%	1.00%	11.00%		12/17/2024	12/17/2030		5,000	5,000	4,950	0.00%
Total												$7,426,332	$7,448,722	2.01%
International Cybernetics Acquisition, LLC	(9)									Largo, FL
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.92%		6/3/2025	6/3/2030	Services: Business	$4,724,263	4,649,089	4,677,020	1.26%
International Cybernetics Holdings, LP Class B Units		Equity						6/2/2025			1,051	105,113	93,640	0.03%
Total												$4,754,202	$4,770,660	1.29%
Invincible Boat Company LLC										Opa Locka, FL
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.50%	8.00%	3.37%	8/28/2019	3/31/2028	Consumer Goods: Durable	$5,351,146	5,351,146	4,682,253	1.26%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	8.00%	3.37%	8/28/2019	3/31/2028		4,939,520	4,939,520	4,322,080	1.16%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	8.00%	3.37%	6/1/2021	3/31/2028		1,099,108	1,099,108	961,720	0.26%
Revolver	(9)(11)	First Lien	1M SOFR+	7.50%	1.50%	11.37%		8/28/2019	3/31/2028		1,489,362	1,489,362	1,303,192	0.35%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	-	0.00%
Total												$14,178,827	$11,269,245	3.03%
Ledge Lounger, Inc.										Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	0.00%	11.55%	11/9/2021	11/9/2027	Consumer Goods: Durable	$7,893,466	7,862,441	7,064,652	1.90%
Revolver	(11)	First Lien	3M SOFR+	7.50%	1.00%	0.00%	11.55%	11/9/2021	11/9/2027		88,989	88,989	79,645	0.02%
SP L2 Holdings LLC Class A Units		Equity						11/3/2025			398,972	-	-	0.00%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			50,596,837	389,832	-	0.00%
SP L2 Holdings LLC Class C Units (SBIC)	(4)	Equity						10/9/2024			140,834	34,504	-	0.00%
Total												$8,375,766	$7,144,297	1.92%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.00%	1.00%	9.60%		6/6/2022	6/5/2028	Consumer Goods: Non-Durable	$11,214,012	11,137,405	11,214,012	3.02%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	339,006	0.09%
Total												$11,528,679	$11,553,018	3.11%
Luxium Solutions, LLC										Deerfield Beach, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.00%	8.92%		5/10/2024	12/1/2027	High Tech Industries	$8,169,324	8,095,857	8,169,324	2.20%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	8.92%		5/10/2024	12/1/2027		1,182,247	1,176,738	1,182,247	0.32%
Total												$9,272,595	$9,351,571	2.52%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.32%		9/2/2022	9/2/2027	Consumer Goods: Durable	$86,331	85,813	86,331	0.02%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	171,068	0.05%
Total												$185,813	$257,399	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	1M SOFR+	7.00%	1.00%	10.72%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$3,627,720	3,577,518	3,319,364	0.89%
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.00%	-%	11.22%	12/30/2022	12/30/2028		906,930	894,380	829,841	0.22%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			404,964	404,964	45,355	0.01%
Total												$4,876,862	$4,194,560	1.12%
MBH Management LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.00%	1.50%	8.72%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$9,381,975	9,229,172	9,335,066	2.51%
MBH Parent, LLC Common Units		Equity						11/15/2024			646,944	646,944	986,162	0.27%
Total												$9,876,116	$10,321,228	2.78%
MedLearning Group, LLC										New York, NY
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.42%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,263,337	4,212,827	4,220,704	1.14%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.42%		3/26/2024	12/30/2027		2,498,733	2,469,128	2,473,746	0.67%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.42%		3/26/2024	12/30/2027		2,040,545	2,016,437	2,020,140	0.54%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.42%		8/5/2025	12/30/2027		995,000	982,379	985,050	0.27%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.42%		3/26/2024	12/30/2027		2,430,523	2,410,657	2,406,218	0.65%
Total												$12,091,428	$12,105,858	3.27%
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	2.00%	9.42%		12/21/2023	12/21/2028	Capital Equipment	$4,900,000	4,834,556	4,900,000	1.32%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	2.00%	9.42%		12/21/2023	12/21/2028		3,837,617	3,809,613	3,837,617	1.03%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	560,167	0.15%
Total												$9,153,384	$9,297,784	2.50%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.50%	1.00%	9.32%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$5,305,649	5,282,425	5,305,649	1.43%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.50%	1.00%	9.32%		11/20/2024	4/3/2028		4,211,768	4,196,582	4,211,768	1.13%
Total												$9,479,007	$9,517,417	2.56%
Mobotrex Acquisition, LLC	(9)									Davenport, IA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		2/28/2025	6/6/2031	Wholesale	$5,143,936	5,079,288	5,092,497	1.37%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		2/28/2025	6/6/2031		3,587,553	3,542,465	3,551,677	0.96%
Revolver	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		2/28/2025	6/6/2031		14,481	14,481	14,336	0.00%
Revolver	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.69%		2/28/2025	6/6/2031		8,689	8,689	8,602	0.00%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		11/6/2025	6/6/2031		256,807	255,226	254,239	0.07%
Total												$8,900,149	$8,921,351	2.40%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.48%	2.00%	10.15%		5/19/2021	5/19/2028	Consumer Goods: Non-Durable	$15,076,148	15,046,351	15,000,768	4.04%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	850,956	0.23%
Total												$15,979,684	$15,851,724	4.27%
Monarch Behavioral Therapy, LLC	(9)									Addison, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.00%	1.00%	8.72%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$6,663,165	6,556,702	6,629,849	1.79%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.72%		6/6/2024	6/6/2030		289,087	289,087	287,642	0.08%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.72%		6/6/2024	6/6/2030		216,815	216,815	215,731	0.06%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.73%		6/6/2024	6/6/2030		72,272	72,272	71,911	0.02%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.73%		6/6/2024	6/6/2030		36,136	36,136	35,955	0.01%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.72%		6/6/2024	6/6/2030		903,847	895,984	899,328	0.24%
BI Investors, LLC Class A Units		Equity						6/6/2024			4,286	424,738	525,713	0.14%
Total												$8,491,734	$8,666,129	2.34%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Monitorus Holding, LLC	(7)									London, UK
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.18%		5/24/2022	5/24/2027	Media: Diversified & Production	$105,248	104,923	103,669	0.03%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.18%		6/27/2025	5/24/2027		€1,462,650	1,673,913	1,691,278	0.46%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.18%		5/24/2022	5/24/2027		€106,498	115,781	114,044	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.18%		5/24/2022	5/24/2027		€105,248	106,228	104,635	0.03%
Sapphire Aggregator S.a r.l. Convertible Bonds	(14)	Unsecured		8.00%	-%	-%	8.00%	1/31/2025	3/31/2026		€8,977	9,454	10,380	0.00%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	5,431	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	5,431	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	5,431	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	5,431	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	5,431	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	5,431	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	5,431	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	5,431	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	5,431	0.00%
Sapphire Aggregator S.a r.l. Class 3 Ordinary Shares		Equity						3/31/2025			6,458,506	37,512	68,931	0.02%
Total												$2,148,215	$2,141,816	0.57%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Freemont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	9.97%		8/3/2023	8/3/2029	Construction & Building	$4,065,515	4,002,647	4,024,860	1.08%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	9.97%		8/3/2023	8/3/2029		1,607,266	1,594,242	1,591,193	0.43%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	246,772	0.07%
Total												$5,977,219	$5,862,825	1.58%
Naumann/Hobbs Material Handling Corporation II, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.42%		8/30/2019	12/31/2026	Services: Business	$8,054,946	8,054,946	7,934,122	2.14%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.42%		8/30/2019	12/31/2026		5,079,479	5,079,479	5,003,287	1.35%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.42%		8/30/2019	12/31/2026		1,789,578	1,789,578	1,762,734	0.47%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class B Units		Equity						12/27/2024			142	142,200	546,782	0.15%
Naumann Hobbs Holdings, L.P. Class W-1 Units		Equity						5/27/2025			57	-	-	0.00%
Naumann Hobbs Holdings, L.P. Class W-2 Units		Equity						5/27/2025			49	-	217,884	0.06%
Total												$15,506,961	$15,464,809	4.17%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.67%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,920,208	4,962,500	1.34%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.67%		10/12/2022	10/12/2027		100,000	99,453	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	340,673	0.09%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	21,705	0.01%
Total												$5,347,384	$5,424,878	1.47%
Norplex Micarta Acquisition, Inc.	(9)									Postville, IA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.50%	9.09%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$12,870,000	12,661,385	12,805,651	3.45%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.92%		10/31/2024	10/31/2029		$50,000	50,000	49,750	0.01%
Norplex Micarta Parent, LP Preferred Units		Equity						10/31/2024			739,804	739,804	690,496	0.19%
Total												$13,451,189	$13,545,897	3.65%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.25%	1.00%	12.02%		5/6/2019	5/6/2027	Services: Consumer	$7,615,000	7,615,000	7,615,000	2.05%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	1,036,196	0.28%
Total												$8,410,002	$8,651,196	2.33%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.75%	1.75%	9.42%		11/16/2022	11/16/2027	Services: Business	$12,256,846	12,145,661	12,256,846	3.30%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	1,078,794	0.29%
Total												$12,752,403	$13,335,640	3.59%
Pacific Shoring Holdings, LLC	(9)									Santa Rosa, CA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.67%		1/10/2025	1/10/2030	Capital Equipment	$8,436,250	8,312,084	8,351,888	2.25%
PSP Ultimate Holding, LP Class A Units		Equity						1/10/2025			10,606	498,491	610,672	0.16%
Total												$8,810,575	$8,962,560	2.41%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units	(6)	Equity						3/29/2019		Finance	825,020	-	6,187,401	1.67%
Total												$-	$6,187,401	1.67%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.32%	0.50%	7/1/2019	6/30/2027	Transportation & Logistics	$13,816,136	13,816,136	13,747,056	3.70%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	9.32%	0.50%	7/1/2019	6/30/2027		1,811,952	1,811,952	1,802,892	0.49%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.32%	0.50%	7/1/2019	6/30/2027		440	431	438	0.00%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.32%	0.50%	7/1/2019	6/30/2027		955,424	955,424	950,647	0.26%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			471,211	9,995	289,993	0.08%
Total												$16,593,938	$16,791,026	4.53%
Pearl Media Holdings, LLC	(24)									Montclair, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.07%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$8,620,067	8,553,265	8,447,666	2.28%
Total												$8,553,265	$8,447,666	2.28%
Peltram Group Holdings LLC										Auburn, WA
Class A Units	(6)	Equity						12/30/2021		Construction & Building	508,516	451,142	799,295	0.22%
Total												$451,142	$799,295	0.22%
Pilot Power Group Acquisition, Inc.										San Diego, CA
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.50%	9.95%		12/18/2025	12/18/2030	Services: Business	$12,000,000	11,790,000	11,790,000	3.18%
BCM Pilot Opportunity Parent, LLC Class A Common Interests	(28)	Equity						12/18/2025			4,423	366,868	366,868	0.10%
Total												$12,156,868	$12,156,868	3.28%
Plus Delta Buyer LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.92%		1/16/2025	1/16/2031	Services: Business	$7,344,500	7,214,782	7,271,055	1.96%
Plus Delta Parent LLC Class A Units		Equity						1/16/2025			325,765	325,764	340,885	0.09%
Total												$7,540,546	$7,611,940	2.05%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	8.97%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$12,070,359	12,057,869	12,070,359	3.25%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	3,126,233	0.84%
Total												$12,057,869	$15,196,592	4.09%
Pure Upper Holdco LLC	(9)									Newtown Square, PA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.00%	8.42%		12/3/2025	12/3/2031	Healthcare & Pharmaceuticals	$10,000,000	9,901,043	9,901,043	2.67%
Xanitos Topco, LLC Class A Units		Equity						12/3/2025			246,667	246,667	246,667	0.07%
Total												$10,147,710	$10,147,710	2.74%
Recharged Opco, LLC										Bradenton, FL
Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028	Services: Consumer	$5,324,759	5,283,494	2,901,994	0.78
Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		83,115	83,115	45,298	0.01
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	7/2/2024	2/7/2028		20,223	20,223	40,446	0.01
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	9/13/2024	2/7/2028		20,000	20,000	40,000	0.01
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	11/12/2024	2/7/2028		45,000	45,000	90,000	0.02
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	1/3/2025	2/7/2028		10,000	10,000	20,000	0.01
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2025	2/7/2028		31,000	31,000	62,000	0.02
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	10/22/2025	2/7/2028		120,000	120,000	240,000	0.06
Priority Revolver	(9)(18)(26)	First Lien		12.50%		-%	-%	12/15/2025	2/7/2028		32,500	32,500	65,000	0.02
Delayed Draw Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		98,473	98,030	53,668	0.01
Recharged Holdings, LLC Common Units		Equity						11/13/2025			61,182	-	-	0.00
Total												$5,743,362	$3,558,406	0.95
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	4.50%	1.50%	9.13%		1/31/2023	1/31/2029	Beverage & Food	$8,815,327	8,708,727	8,815,327	2.37%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	352,910	0.10%
Total												$9,419,327	$9,168,237	2.47%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.50%		5/1/2023	8/2/2027	High Tech Industries	$5,835,000	5,782,654	5,835,000	1.57%
Revolver	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.50%		5/1/2023	8/2/2027		73,915	73,915	73,915	0.02%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	277,592	0.07%
RIA Products Aggregator, LLC Class A Units		Equity						5/1/2023			81,251	78,390	39,195	0.01%
Total												$6,100,037	$6,225,702	1.67%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Said Intermediate, LLC	(9)									Boston, MA
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.22%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$7,368,312	7,258,150	7,294,629	1.97%
FCP-Said Holdings, LLC Class A Common Shares		Equity						6/13/2024			804	-	-	0.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity						6/13/2024			852	350,649	323,546	0.09%
Total												$7,608,799	$7,618,175	2.06%
Sales Benchmark Index, LLC										Dallas, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.87%		1/7/2020	7/7/2026	Services: Business	$12,004,716	12,004,716	12,004,716	3.23%
Revolver	(9)(11)	First Lien	3M SOFR+	6.00%	2.00%	9.87%		1/7/2020	7/7/2026		443,820	443,820	443,820	0.12%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	458,148	0.12%
Total												$13,114,266	$12,906,684	3.47%
Solid Surface Holdco, LLC	(9)									Charlotte, NC
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.67%		6/6/2025	6/6/2030	Services: Business	$5,665,801	5,562,303	5,637,472	1.52%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.69%		6/6/2025	6/6/2030		2,220,766	2,198,813	2,209,662	0.60%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.67%		6/6/2025	6/6/2030		1,736,753	1,719,585	1,728,069	0.47%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.70%		6/6/2025	6/6/2030		313,185	310,089	311,619	0.08%
Carolina Topco Holdings, LP Class A-1 Units		Equity						6/6/2025			4,935	493,470	866,935	0.23%
Total												$10,284,260	$10,753,757	2.90%
Strategus, LLC	(9)									Englewood, CO
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$7,762,432	7,642,498	7,645,996	2.06%
CIVC Strategus Blocker, LLC Class A Units		Equity						1/27/2025			170	170,362	203,173	0.05%
Total												$7,812,860	$7,849,169	2.11%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units	(6)	Equity						3/1/2021		Aerospace & Defense	546,543	189,094	1,543,947	0.42%
Total												$189,094	$1,543,947	0.42%
Teckrez, LLC										Jacksonville, FL
Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	10.57%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$4,240,129	4,194,947	4,218,928	1.14%
Revolver	(11)	First Lien	1M SOFR+	6.75%	2.00%	10.57%		5/24/2024	11/30/2028		885,936	885,936	881,506	0.24%
Revolver		First Lien	1M SOFR+	6.75%	2.00%	10.57%		5/24/2024	11/30/2028		144,222	144,222	143,501	0.04%
HH-Teckrez Parent, LP Preferred Units		Equity						5/24/2024			90,139	90,139	162,373	0.04%
Total												$5,315,244	$5,406,308	1.46%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.27%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,265,605	10,110,799	10,265,605	2.77%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.27%		9/30/2024	8/7/2028		793,981	782,369	793,981	0.21%
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.27%		10/1/2025	8/7/2028		498,750	489,484	498,750	0.13%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			677,548	677,548	697,242	0.19%
Total												$12,060,200	$12,255,578	3.30%
The Millennium Alliance LLC	(9)									New York, NY
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.00%	8.67%		7/31/2025	7/31/2031	Services: Business	$11,471,250	11,306,226	11,356,539	3.06%
BV MA Blocker, Inc. Class A-2 Common Stock		Equity						7/31/2025			52	515,556	656,334	0.18%
Total												$11,821,782	$12,012,873	3.24%
Tiger 21, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	4.50%	1.00%	8.17%		12/30/2024	12/30/2030	Services: Consumer	$11,880,000	11,673,028	11,880,000	3.20%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity						12/30/2024			565	564,635	770,506	0.21%
Total												$12,237,663	$12,650,506	3.41%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.82%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$82,617	82,299	79,725	0.02%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.82%		4/1/2022	12/31/2026		9,016	8,981	8,700	0.00%
Revolver		First Lien	3M SOFR+	6.00%	1.00%	9.82%		4/1/2022	12/31/2026		$13,043	13,043	12,586	0.00%
Total												$104,323	$101,011	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.07%		3/2/2021	3/2/2026	High Tech Industries	$9,428,788	9,417,687	9,428,788	2.54%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.07%		8/4/2023	3/2/2026		2,411,396	2,406,156	2,411,396	0.65%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.07%		3/2/2021	3/2/2026		33,333	33,333	33,333	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.07%		8/4/2023	3/2/2026		673,267	672,497	673,267	0.18%
TradePending Holdings, LLC Series A Units	(4)	Equity						3/2/2021			908,333	947,699	1,812,352	0.49%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	365,808	0.10%
Total												$13,737,626	$14,724,944	3.97%
TriplePoint Acquisition Holdings LLC	(9)									Columbus, OH
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	8.92%		5/31/2024	5/31/2029	Construction & Building	$5,276,143	5,197,842	5,276,143	1.42%
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	8.92%		4/8/2025	5/31/2029		1,760,506	1,730,596	1,760,506	0.47%
TriplePoint Holdco LLC Class A Units	(6)	Equity						5/31/2024			557,968	508,733	1,876,311	0.51%
Total												$7,437,171	$8,912,960	2.40%
Unicat Catalyst Holdings, LLC										Alvin, TX
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021		Chemicals, Plastics, & Rubber	7,500	750,000	639,521	0.17%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			974	58,446	59,014	0.02%
Total												$808,446	$698,535	0.19%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.12%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$14,311,049	14,244,794	13,523,942	3.64%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,737,087	1,353,155	200,084	0.05%
Total												$15,597,949	$13,724,026	3.69%
USDTL AcquisitionCo, Inc.	(9)									Des Plaines, IL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.00%	1.50%	8.67%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$5,940,000	5,837,398	5,880,600	1.58%
Revolver	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.70%		12/9/2024	12/9/2030		20,000	20,000	19,800	0.01%
USDTL Holdings, LLC Preferred Units		Equity						12/9/2024			110	110,000	156,484	0.04%
Total												$5,967,398	$6,056,884	1.63%
Valor Buyco, LLC	(9)									Leesburg, VA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.00%	8.44%		12/23/2025	12/23/2031	Services: Business	$6,000,000	5,940,000	5,940,000	1.60%
Valor Holdco LLC Voting Common Units		Equity						12/23/2025			4,306	430,556	430,556	0.12%
Total												$6,370,556	$6,370,556	1.72%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026	Services: Business	$15,567,454	15,554,413	10,352,358	2.79%
Term Loan B	(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026		177,127	176,979	117,789	0.03%
Term Loan (SBIC)	(4)(25)	First Lien		13.50%		-%		12/31/2025	5/27/2026		942,301	942,301	626,630	0.17%
Term Loan	(25)	First Lien		13.50%		-%		12/5/2025	5/27/2026		471,156	471,156	313,319	0.08%
Revolver	(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026		2,750,080	2,750,080	1,828,803	0.49%
Delayed Draw Term Loan	(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026		5,308,287	5,305,704	3,530,011	0.95%
Venbrook Holdings, LLC Convertible Term Loan	(14)(25)	Unsecured		10.00%	-%	-%		3/31/2022	12/20/2028		117,483	117,483	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$26,137,378	$16,768,910	4.51%
WER Holdings, LLC	(9)									Sugar Hill, GA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.17%		4/11/2024	4/11/2030	Services: Business	$2,663,602	2,622,140	2,650,284	0.71%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.17%		5/30/2025	4/11/2030		424,750	418,979	422,626	0.11%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.17%		4/11/2024	4/11/2030		461,483	461,483	459,176	0.12%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.17%		4/11/2024	4/11/2030		1,326,339	1,314,855	1,319,707	0.36%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.17%		5/30/2025	4/11/2030		884,786	878,440	880,362	0.24%
Blade Landscape Investments, LLC Class A Units		Equity						4/11/2024			1,803	180,300	245,968	0.07%
Total												$5,876,197	$5,978,123	1.61%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage & Food	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			280,939	182,610	-	0.00%
Total												$682,610	$-	0.00%
Total Non-control, non-affiliated investments												$987,729,505	$988,919,589	266.42%
Total Investments												$1,026,139,686	$1,007,623,395	271.47%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(636,444,439)	(171.47)%
NET ASSETS													$371,178,956	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).
(4)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $24,017,231 of cash and $217,069,206 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company’s”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(5)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $720,767 of cash and $294,254,073 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(6)	Security is income producing through dividends or distributions.
(7)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.9% of the Company’s total assets as of December 31, 2025.
(8)	Represents a payment-in-kind (“PIK”) interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)	At December 31, 2025, the Company had the following outstanding revolver and delayed draw term loan commitments:

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$37,500	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	1,299,020	0.50%	May 7, 2028
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
ADS Group Opco, LLC	Revolver	55,198	0.00%	December 31, 2027
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	500,000	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	100,000	0.50%	July 1, 2028
ArborWorks, LLC	Revolver	250,895	0.00%	November 6, 2028
Axis Portable Air LLC	Revolver	100,000	0.50%	December 31, 2030
Camp Profiles LLC	Revolver	100,000	0.50%	September 3, 2026
Carolinas Buyer, Inc.	Delayed Draw Term Loan	2,216,358	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	100,000	0.50%	December 20, 2030
CEATI International Inc.	Revolver	100,000	0.50%	December 31, 2027
Cerebro Buyer, LLC	Delayed Draw Term Loan	1,130,707	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	91,000	0.50%	September 1, 2026
Champion Services Acquireco LLC	Revolver	100,000	0.50%	September 19, 2030
Channel Partners Intermediateco, LLC	Revolver	16,897	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	52,500	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	100,000	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	60,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	60,855	0.50%	December 31, 2028
DFO Enterprises, LLC	Revolver	100,000	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Delayed Draw Term Loan	1,000,000	0.50%	August 22, 2031
DMD Systems Recovery, LLC	Revolver	100,000	0.50%	August 22, 2031
Elder Care Opco LLC	Delayed Draw Term Loan	2,500,000	0.75%	July 31, 2030
Elder Care Opco LLC	Revolver	100,000	0.50%	July 31, 2030
Environmental Remedies, LLC	Delayed Draw Term Loan	2,681,986	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	100,000	0.50%	January 15, 2030
Eskola LLC	Delayed Draw Term Loan**	3,918,298	1.00%	December 19, 2029
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	628,259	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	579,226	0.50%	April 1, 2029
Fidus Systems Inc.	Delayed Draw Term Loan	3,172,733	0.50%	October 17, 2031
Fidus Systems Inc.	Revolver	100,000	0.50%	October 17, 2031
FiscalNote Boards LLC	Revolver	391,962	0.50%	March 12, 2029
GSF Buyer, LLC	Delayed Draw Term Loan	2,847,136	1.00%	April 30, 2031
GSF Buyer, LLC	Revolver	100,000	0.50%	April 30, 2031
Guidant Corp.	Revolver	633,424	0.50%	March 12, 2029
HV Watterson Holdings, LLC	Revolver	25	0.50%	December 17, 2026
Identity Theft Guard Solutions, Inc.	Revolver	100,000	0.50%	February 28, 2030
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2027
Inoapps Bidco, LLC	Revolver	20,000	0.50%	February 15, 2027
iNovex Information Systems Incorporated	Revolver	23,000	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	3,561,003	1.00%	June 3, 2030

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
International Cybernetics Acquisition, LLC	Revolver	$100,000	0.50%	June 3, 2030
Invincible Boat Company LLC	Revolver	106,383	0.50%	March 31, 2028
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 5, 2028
MacKenzie-Childs Acquisition, Inc.	Revolver	100,000	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	52,632	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	500,000	1.00%	November 15, 2029
MBH Management LLC	Revolver	500,000	0.50%	November 15, 2029
Michelli, LLC	Revolver	1,296,076	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.50%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	1,292,891	1.00%	June 7, 2030
Mobotrex Acquisition, LLC	Revolver	150,606	0.50%	June 7, 2030
MOM Enterprises, LLC	Revolver	100,000	0.50%	May 19, 2028
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	173,452	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	108,408	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
NINJIO, LLC	Revolver	100,000	0.50%	October 12, 2027
Norplex Micarta Acquisition, Inc.	Revolver	450,000	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	100,000	0.50%	January 10, 2030
PCS Software, Inc.	Revolver	1,317,703	0.50%	June 30, 2027
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,753,955	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	100,000	0.50%	January 16, 2031
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
Pure Upper Holdco LLC	Delayed Draw Term Loan	1,000,000	1.00%	December 3, 2031
Pure Upper Holdco LLC	Revolver	100,000	0.50%	December 3, 2031
Recharged Opco, LLC	Revolver	10,000	0.50%	February 7, 2028
RIA Advisory Borrower, LLC	Revolver	26,085	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	1,168,831	0.50%	June 13, 2029
Sales Benchmark Index, LLC	Revolver	665,730	0.50%	July 7, 2026
Simpler Trading, LLC	Revolver	20,000	0.50%	March 21, 2030
Solid Surface Holdco, LLC	Revolver	138,000	0.50%	June 6, 2030
Strategus, LLC	Delayed Draw Term Loan	2,524,737	1.00%	January 27, 2031
Strategus, LLC	Revolver	100,000	0.50%	January 27, 2031
Teckrez, LLC	Revolver	412,063	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	100,000	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	100,000	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	86,957	0.50%	December 31, 2026
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	March 2, 2026
TriplePoint Acquisition Holdings LLC	Revolver	743,957	0.50%	May 31, 2029
U.S. Expediters, LLC	Revolver	30,000	0.50%	December 22, 2026
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	500,000	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	80,000	0.50%	December 9, 2030
Valor Buyco LLC	Delayed Draw Term Loan	100,000	0.50%	December 23, 2031
Valor Buyco LLC	Revolver	100,000	0.50%	December 23, 2031
WER Holdings, LLC	Delayed Draw Term Loan	1,408,896	1.00%	April 11, 2030
WER Holdings, LLC***	Revolver	362,594	0.50%	April 11, 2030
	Total Unfunded Debt Commitments	$52,991,159

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

* Included in this investment is Line of Credit in the amount of $4,861, with Line of Credit rate of 5.25% and a maturity of July 1, 2028.

** This a last-out delayed draw term loan with contractual rates higher than the applicable rates.

*** Included in this investment is Line of Credit in the amount of $81,144, with Line of Credit rate of 5.50% and a maturity of April 11, 2030.

(10)	This loan is a unitranche investment.
(11)	These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floors are not in effect.
(12)	These loans are last-out term loans with contractual rates higher than the applicable rates; therefore, the floors are not in effect.
(13)	Investment has been on non-accrual since November 1, 2024.
(14)	This loan is convertible to common units at maturity or at the majority of holders.
(15)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $289,057.
(16)	Investment has been on non-accrual since the later of January 1, 2023 or the investment date.
(17)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $17,500 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.
(18)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028. As of December 31, 2025, there was no undrawn revolver commitment.
(19)	Investment has been on non-accrual since January 1, 2024.
(20)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.00% and a maturity of December 31, 2027. The Company has full discretion to fund the revolver commitment.
(21)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $2,187,895, with an unfunded rate of 0.00% and a maturity of September 3, 2026. The Company has full discretion to fund the revolver commitment.

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(22)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

		December 31, 2024	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	December 31, 2025	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$254,101	$-	$(1,617,134)	$-	$1,363,033	$-	$-
Term Loan A-2	First Lien	87,877	-	(496,095)	-	408,218	-	-
Term Loan A-3	First Lien	31,142	-	(167,887)	-	136,745	-	-
Term Loan A-4	First Lien	1,505,537	-	-	-	(346,274)	1,159,263	-
Term Loan A-5	First Lien	5,710,182	24,368	-	-	(1,318,947)	4,415,603	-
Term Loan A-6	First Lien	-	1,096,456	-	-	-	1,096,456	-
Term Loan A-7	First Lien	-	1,644,685	-	-	-	1,644,685	-
Revolver	First Lien	63,597	-	-	-	-	63,597	-
EH Holdco, LLC Common Units	Equity	-	-	-	-	-	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
J.R. Watkins, LLC
Term Loan	First Lien	$2,855,414	$-	$-	$-	$543,888	3,399,302	-
Revolver	First Lien	236,250	462,113	-	-	2,475,863	3,174,226	-
Class A Preferred	Equity	-	-	-	(1,132,576)	1,132,576	-	-
Class A Units	Equity	-	-	-	-	-	-	-
Total control investments		$10,744,100	$3,227,622	$(2,281,116)	$(1,132,576)	$4,395,102	$14,953,132	$-

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

(23)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.

		December 31, 2024	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	December 31, 2025	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
Simpler Trading, LLC
Term Loan (SBIC)	First Lien	$5,320,286	$217,434	$(1,579,771)	$(5,605,667)	$4,515,792	$2,868,074	$226,424
Revolver	First Lien	20,865	7,000	-	(46,000)	18,135	-	-
Trade Education Holdings, L.L.C. Class A Units	Equity	-	-	-	(662,660)	662,660	-	-
Simpler Trading, LLC Preferred Units (SBIC)	Equity	-	1,656,650	-	-	(774,050)	882,600	-
Simpler Ultimate Holdings, LLC Class A Units (SBIC)	Equity	-	281,936	-	-	(281,936)	-	-
Total non-controlled, affiliated investments		$5,341,151	$2,163,020	$(1,579,771)	$(6,314,327)	$4,140,601	$3,750,674	$226,424

(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, PIK interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b) Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.

(c) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the non-controlled, affiliated investments category.

(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an unfunded rate of 0.00% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(25)	Investment has been on non-accrual since the later of October 1, 2025 or the investment date.
(26)	Investment has been on non-accrual since the later of August 21, 2024 or the investment date.
(27)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,526,600 with an unfunded rate of 0.50% and a maturity of June 22, 2029. The Company has full discretion to fund the revolver commitment.
(28)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $99,799.

Abbreviation Legend
BSBY —  Bloomberg Short-Term Bank Yield Index

PIK — Payment-In-Kind

SOFR —  Secured Overnight Financing Rate

SONIA — Sterling Overnight Index Average

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

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

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONOLIDATED SCHEDULE OF INVESTMENTS

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

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Stellus Capital Investment Corporation (“we”, “us”, “our” and the “Company”) was formed as a Maryland corporation on May 18, 2012 (“Inception”) and is an externally managed, closed-end, non-diversified investment management company. The Company is applying the guidance of Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC Topic 946”). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, qualifies, and intends to qualify annually to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. The Company’s investment activities are managed by its investment adviser, Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”).

As of December 31, 2025, the Company had issued a total of 28,947,254 shares and raised $419,105,333 in gross proceeds since Inception, incurring an aggregate of $13,093,525 in offering expenses and underwriting fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $406,684,725. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 to the consolidated financial statements contained herein for further details.

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

On November 29, 2018, the Company formed Stellus Capital SBIC II, LP (the “SBIC II subsidiary”) a Delaware limited partnership. On August 14, 2019, the SBIC II subsidiary received a license from the SBA to operate as an SBIC under Section 301(c) of the SBIC Act. The SBIC II subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

The SBIC licenses allow the SBIC I subsidiary and the SBIC II subsidiary (together, the “SBIC subsidiaries”), to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity, but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10 year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC I subsidiary, SBA regulations limit the amount that the SBIC I subsidiary may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA. For the SBIC II subsidiary, SBA regulations limit the amounts that the SBIC II subsidiary may borrow to $175,000,000 when it has at least $87,500,000 in regulatory capital, as such term is defined by the SBA. For two or more SBICs under common control, the maximum amount of outstanding SBA-guaranteed debentures cannot exceed $350,000,000.

As of December 31, 2025, the SBIC I subsidiary had $75,000,000 in regulatory capital and $124,000,000 of SBA-guaranteed debentures outstanding. As of December 31, 2024, the SBIC I subsidiary had $75,000,000 in regulatory capital and $150,000,000 of SBA-guaranteed debentures outstanding.

As of both December 31, 2025 and 2024, the SBIC II subsidiary had $87,500,000 in regulatory capital and $175,000,000 of SBA-guaranteed debentures outstanding.

See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

Under the provisions of the 1940 Act, the Company is permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that its asset coverage ratio, as defined in the 1940 Act, equals at least 150% of its gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of December 31, 2025, the Company’s asset coverage ratio was 203%.

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

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, the Company has observed and continues to observe macroeconomic uncertainty as a result of various events and trends, including labor resource shortages, commodity inflation, fluctuating interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs in the United States or its trading partners and the prolonged shutdown of the government in October and November 2025. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

At December 31, 2025, cash balances totaling $19,352  did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000. In addition, as of December 31, 2025, the Company held $25,030,804 in cash equivalents in money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. At December 31, 2025, the Company held foreign currency of $353 (acquisition cost of $353). All of the Company's cash deposits are held at large, established, high credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote.

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

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include company details; credit, market and liquidity risk and events; financial health of the company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The estimated fair value of the SBA-guaranteed debentures was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. Notes Payable for which readily available market quotations do not exist are valued using prices provided by independent pricing services, which may incorporate matrix pricing and/or independent broker quotations. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and Notes Payable as prepared for disclosure purposes was $290,359,247 (Level 3 classification) and $126,000,000

(Level 2 classification), respectively. See Note 6 to the Consolidated Financial Statements contained herein for further discussion regarding the fair value measurements and hierarchy.

Consolidation

As permitted under Regulation S-X under the Exchange Act and ASC Topic 946, the Company generally does not consolidate its investments in a portfolio company other than an investment company subsidiary. Accordingly, the Company consolidated the results of the SBIC subsidiaries and the Taxable Subsidiaries. All intercompany balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the Consolidated Statements of Assets and Liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. Additionally, as explained in Note 1 contained herein, the Consolidated Financial Statements includes investments in the portfolio whose values have been determined in good faith by the Board, pursuant to procedures approved by the Board, in the absence of readily available market quotations. Because of the inherent uncertainty of the investment portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

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

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement and related prospectuses. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated, and are shown on the Consolidated Statements of Changes in Net Assets and Liabilities as a reduction to paid-in capital. During the year ended December 31, 2025, the Company incurred $606,848 of costs related to the preparation of its shelf registration statement and related prospectuses, which were capitalized and treated as discussed above as part of the Company’s ATM Program (as defined in Note 4) throughout various ATM Program offerings in 2025. As of December 31, 2025, no costs related to the preparation of a registration statement were capitalized and need to be treated as discussed above in the event an offering is consummated.

Investments

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining the fair value of a BDC’s investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards of directors of BDCs to designate certain parties to perform fair value determinations, subject to oversight of the board of directors and compliance with certain conditions. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a board of directors must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”), establishes additional recordkeeping requirements related to fair value determinations. While the board of directors of the Company (the “Board”) has not elected to designate the Advisor as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

As a BDC, the Company will generally invest in illiquid loans and securities, including debt and equity securities of private lower middle-market companies. Section 2(a)(41) of the 1940 Act requires that a BDC value its assets as follows: (i) the third party price for securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith under procedures adopted by a BDC's board or valuation designee, as applicable. Under procedures established by the Board, the Company values investments for which market quotations are readily available at such market quotations. The Company obtains these market quotations from an independent pricing service or at the midpoint of the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market quotations are not readily available will be valued at fair value as determined in good faith by the Board. Such determination of fair value may involve subjective judgments and estimates. The Company also engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent such interest is deemed collectible. Payment-in-kind (“PIK”) interest represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. The Company will not accrue any form of interest on loans and debt securities if it has reason to doubt its ability to collect such interest. Loan origination fees, original issue discount and market discounts or premiums are capitalized, and the Company then accretes or amortizes such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. The Company records prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

A presentation of the interest income the Company has earned from portfolio companies for the years ended December 31, 2025, 2024, and 2023 is as follows:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Loan interest	$88,285,712	$92,316,007	$93,976,863
PIK income	5,756,272	3,310,111	3,801,637
Fee amortization income(1)	3,186,846	3,074,492	2,954,512
Fee income acceleration(2)	535,848	1,185,210	1,283,776
Total Interest Income	$97,764,678	$99,885,820	$102,016,788
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company-specific circumstances as well as other economic factors in determining collectability of income. As of December 31, 2025, the Company had five loans on non-accrual status, which represented approximately 7.5% of the Company’s total investments at cost and 4.1% at fair value. As of December 31, 2024, the Company had seven loans on non-accrual status, which represented approximately 8.3% of the Company’s loan portfolio at cost and 5.4% at fair value. As of December 31, 2025 and 2024, $11,182,515 and $6,509,852 of income from investments on non-accrual has not been accrued, respectively. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

U.S. Federal Income Taxes

The Company has elected and intends to qualify annually to be treated as a RIC under subchapter M of the Code. To qualify as a RIC, among other things, the Company generally is required to timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the Consolidated Financial Statements of the Company.

The Company generally is subject to a nondeductible 4% U.S. federal excise tax if it does not distribute to its stockholders in a timely manner in each taxable year, an amount at least equal to the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% the amount by which the Company’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. As of December 31, 2025, the Company had approximately $37,016,258 of undistributed taxable income that was carried forward toward distributions to be paid in 2026.

Current income tax expense for the years ended December 31, 2025, 2024, and 2023 of $1,580,338, $1,808,838, and $1,333,452, respectively, is related to federal and state income taxes and federal excise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.

As of December 31, 2025, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the years ended December 31, 2025, 2024, and 2023 were de minimis.

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

For the years ended December 31, 2025, 2024, and 2023, the Company recorded deferred income tax benefit (provision) of $0, $188,893, and ($126,957), respectively, related to the Taxable Subsidiaries. For the years ended December 31, 2025, 2024, and 2023, the Company recorded income tax benefit on net realized loss on investments of $0, $2,221, and $2,987,847, respectively, related to the Taxable Subsidiaries. As of December 31, 2025 and 2024, the Company had a net deferred tax liability of $0 and $0, respectively.

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

Distributable Loss

The components that make up distributable loss on the Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Accumulated net realized loss from investments, net of cumulative dividends of $30,352,761 for both periods	$(39,963,218)	$(41,267,707)
Net realized loss on foreign currency translations	(282,145)	(213,301)
Net unrealized depreciation on investments and cash equivalents, net of deferred tax liability of $0 for both periods	(18,419,231)	(7,312,300)
Net unrealized appreciation (depreciation) on foreign currency translations	17,854	(15,219)
Accumulated undistributed net investment income	31,966,956	39,153,714
Total distributable loss	$(26,679,784)	$(9,654,813)

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosures, including disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company’s adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is still assessing the impact of the new guidance.

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

For the years ended December 31, 2025, 2024, and 2023, the Company recorded an expense for base management fees of $17,178,177, $15,698,129, and $15,452,347, respectively. As of December 31, 2025 and December 31, 2024, $4,442,705 and $4,034,109, respectively, was payable to Stellus Capital.

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

The foregoing Income Incentive Fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any Income Incentive Fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the

Catch-up, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then-current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then-current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

For the years ended December 31, 2025, 2024, and 2023, the Company incurred $8,393,139, $10,045,966, $10,189,888, respectively, of Income Incentive Fees. As of December 31, 2025 and 2024, $2,317,429 and $3,109,560, respectively, of such incentive fees were payable to the Advisor, of which $1,539,724 and $2,351,703, respectively, were currently payable (as explained below). As of December 31, 2025 and 2024, $777,705 and $757,857, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For the years ended December 31, 2025 and 2024, $3,310,981 and $1,826,893, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

U.S. GAAP requires that the Capital Gains Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments and other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the Capital Gains Incentive Fee actually payable under the Investment Advisory Agreement. There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fees, as calculated and accrued, may not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2025, 2024, and 2023, the Company incurred (reversed) Capital Gains Incentive Fees of $0, $0, and ($569,528), respectively. As of both December 31, 2025 and December 31, 2024, $0 of Capital Gains Incentive Fees were accrued.

The following tables summarize the components of the incentive fees discussed above:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment income incentive fees incurred	$8,393,139	$10,045,966	$10,189,888
Capital gains incentive fees incurred (reversed)	—	—	(569,528)
Income incentive fees waived	(3,310,981)	(1,826,893)	(307,442)
Incentive fees expense	$5,082,158	$8,219,073	$9,312,918

	December 31, 2025	December 31, 2024
Investment income incentive fee currently payable	$1,539,724	$2,351,703
Investment income incentive fee deferred	777,705	757,857
Incentive fee payable	$2,317,429	$3,109,560

Director Fees

For the years ended December 31, 2025, 2024, and 2023, the Company recorded an expense relating to director fees of $409,000, $412,000, and $406,000, respectively. As of both December 31, 2025 and 2024, the Company owed its independent directors no unpaid director fees.

Co-Investments

On May 9, 2022, the Company received a new exemptive order (the “Order”) that superseded prior co-investment exemptive relief orders and permits the Company to co-invest with additional types of private funds, other BDCs, and registered investment companies managed by Stellus Capital or an adviser that is controlled, controlling, or under common control with Stellus Capital, subject to the conditions included therein. Pursuant to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objectives and strategies; (3) the investment by the Company’s affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which the Company’s affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisor, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of December 31, 2025 and 2024, there was no cash due to related parties or other investment funds related to interest paid by a borrower to the Company as administrative agent.

License Agreement

The Company has entered into a license agreement with Stellus Capital under which Stellus Capital has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Stellus Capital.” Under this agreement, the

Company has a right to use the “Stellus Capital” name for so long as Stellus Capital or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Stellus Capital” name. This license agreement will remain in effect for so long as Stellus Capital or one of its affiliates remains the Company's investment adviser.

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

For the years ended December 31, 2025, 2024, and 2023, the Company recorded expenses of $1,789,018, $1,589,680, and $1,561,394, respectively, related to the Administration Agreement, which are included in administrative services expenses on the Consolidated Statement of Operations. As of December 31, 2025 and December 31, 2024, $530,739 and $389,502, respectively, remained payable to Stellus Capital relating to the Administration Agreement, which were included in administrative services payable on the Consolidated Statements of Assets and Liabilities.

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

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. Stockholder distributions, if any, will be determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution. The Company has declared distributions of $18.15 per share on its common stock from Inception through December 31, 2025.

The following table reflects the Company’s distributions declared and paid on its common stock since Inception:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023			$1.60
Fiscal 2024			$1.60
Fiscal 2025
January 9, 2025	January 31, 2025	February 14, 2025	$0.1333
January 9, 2025	February 28, 2025	March 14, 2025	$0.1333
January 9, 2025	March 31, 2025	April 15, 2025	$0.1333
April 4, 2025	April 30, 2025	May 15, 2025	$0.1333
April 4, 2025	May 30, 2025	June 13, 2025	$0.1333
April 4, 2025	June 30, 2025	July 15, 2025	$0.1333
July 2, 2025	July 31, 2025	August 15, 2025	$0.1333
July 2, 2025	August 29, 2025	September 15, 2025	$0.1333
July 2, 2025	September 30, 2025	October 15, 2025	$0.1333
October 8, 2025	October 31, 2025	November 14, 2025	$0.1333
October 8, 2025	November 28, 2025	December 15, 2025	$0.1333
October 8, 2025	December 31, 2025	January 15, 2026	$0.1333
Total			$18.15

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), pursuant to which a stockholder whose shares are held in their own name will receive distributions in shares of the Company’s common stock under the Company’s DRIP unless they elect to receive distributions in cash. Stockholders whose shares are held in the name of a broker or the nominee of a broker may have distributions reinvested only if such service is provided by the broker or the nominee, or if the broker of the nominee permits participation in the DRIP.

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during the years ended December 31, 2025 and December 31, 2024.

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of shares of common stock the Company has issued since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	Fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Year ended December 31, 2024	3,355,476	46,494,756	698,166	435,390	—	45,361,200	13.65
Year ended December 31, 2025	1,466,136	20,588,960	308,998	606,848	—	19,673,114	13.83
Total	28,947,254	$419,105,333	$9,403,139	$3,690,386	$672,917	$406,684,725
(1)	Net of partial share redemptions. Such share redemptions impacted gross proceeds by $94, $757, ($1,051), ($142), ($31) and ($29) for the years ended December 31, 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the years ended December 31, 2025, 2024, 2023, 2021, 2019, 2017, 2016 and 2015, respectively; and $390,505, $938,385, and $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of December 31, 2025, 2024, and 2023 in the amount of $8,825,985, $7,434,858 and $5,707,301, respectively, which represents a tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

On November 16, 2021, the Company entered into an equity distribution agreement, as amended and restated on August 29, 2023 (the “2021 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2021 Equity Distribution Agreement, the Company was permitted to issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies.

On August 11, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2023 Equity Distribution Agreement, the Company was permitted to issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, the Company no longer sold any shares under the 2021 Equity Distribution Agreement.

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

The Company issued 1,466,136 shares during the year ended December 31, 2025 under the ATM Program, for gross proceeds of $20,588,960 and underwriting fees and other expenses of $915,846. The average per share offering price of shares issued in the ATM Program during the year ended December 31, 2025 was $14.04. The Company issued 3,355,476 shares during the year ended December 31, 2024 under the ATM Program, for gross proceeds of $46,494,756 and underwriting fees and other expenses of $1,133,556. The average per share offering price of shares issued in the ATM Program during the year ended December 31, 2024 was $13.86. The Advisor agreed to reimburse the Company for underwriting fees and expenses incurred in connection with the ATM Program to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For both the fiscal years ended December 31, 2025 and 2024, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

The Company did not issue any new shares of common stock through the DRIP for the years ended December 31, 2025 and 2024.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the years ended December 31, 2025, 2024, and 2023.

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net increase in net assets resulting from operations	$27,045,329	$45,844,627	$17,533,167
Weighted average common shares	28,364,809	25,596,593	22,004,648
Net increase in net assets resulting from operations per common share	$0.95	$1.79	$0.80

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

The Board considers whether the volume and level of activity for the asset or liability have significantly decreased and identifies transactions that are not orderly in determining fair value. Accordingly, if the Board determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

At December 31, 2025, the Company had investments in 115 portfolio companies. The total cost and fair value of the investments were $1,026,139,686 and $1,007,623,395, respectively. The composition of the Company’s investments as of December 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$951,615,061	$908,669,800
Senior Secured – Second Lien	12,111,653	12,025,000
Unsecured Debt	318,425	123,789
Equity	62,094,547	86,804,806
Total Investments	$1,026,139,686	$1,007,623,395
(1)	Includes unitranche investments, which accounted for 4.0% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured loans as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to the risks associated with the second lien and subordinated loans to the extent it invests in the “last-out” tranche.

At December 31, 2024, the Company had investments in 105 portfolio companies. The total cost and fair value of the investments were $961,788,706 and $953,497,688, respectively. The composition of the Company’s investments as of December 31, 2024 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$884,322,462	$856,096,255
Senior Secured – Second Lien	12,073,732	11,948,850
Unsecured Debt	6,755,866	6,612,493
Equity	58,636,646	78,840,090
Total Investments	$961,788,706	$953,497,688
(1)	Includes unitranche investments, which accounted for 2.0% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured loans as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to the risks associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had 77 and 71 such investments with aggregate unfunded commitments of $53,380,015 and $41,286,752, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2025 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$908,669,800	$908,669,800
Senior Secured – Second Lien	—	—	12,025,000	12,025,000
Unsecured Debt	—	—	123,789	123,789
Equity	—	—	86,804,806	86,804,806
Total Investments	$—	$—	$1,007,623,395	$1,007,623,395

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2024 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$856,096,255	$856,096,255
Senior Secured – Second Lien	—	—	11,948,850	11,948,850
Unsecured Debt	—	—	6,612,493	6,612,493
Equity	—	—	78,840,090	78,840,090
Total Investments	$—	$—	$953,497,688	$953,497,688

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2025 as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$856,096,255	$11,948,850	$6,612,493	$78,840,090	$953,497,688
Purchases of investments	186,821,022	—	9,454	8,904,074	195,734,550
PIK interest	5,188,864	—	561,606	5,802	5,756,272
Sales and redemptions	(121,906,047)	—	(7,021,819)	(12,566,138)	(141,494,004)
Realized (losses) gains	(5,651,690)	—	—	7,114,167	1,462,477
Change in unrealized (depreciation) appreciation included in earnings(1)	(15,593,776)	38,229	(53,944)	4,502,560	(11,106,931)
Change in unrealized appreciation on foreign currency included in earnings	874,729	—	2,680	4,251	881,660
Amortization of premium and accretion of discount, net	2,840,443	37,921	13,319	—	2,891,683
Fair value at end of period	$908,669,800	$12,025,000	$123,789	$86,804,806	$1,007,623,395
(1)	Includes reversal of positions during the year ended December 31, 2025.

There were no Level 3 transfers during the year ended December 31, 2025.

The aggregate values of Level 3 portfolio investments changed during the year ended December 31, 2024 as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$774,789,320	$21,957,500	$5,956,280	$71,757,583	$874,460,683
Purchases of investments	213,545,132	—	117,066	7,492,735	221,154,933
PIK interest	2,824,403	—	485,708	—	3,310,111
Sales and redemptions	(126,924,841)	(9,782,348)	—	(14,985,096)	(151,692,285)
Realized (losses) gains	(1,580,768)	(20,475,000)	—	6,212,362	(15,843,406)
Change in unrealized (depreciation) appreciation included in earnings(1)	(9,026,597)	20,187,185	40,312	8,369,509	19,570,409
Change in unrealized depreciation on foreign currency included in earnings	(169,778)	—	(1,778)	(7,003)	(178,559)
Amortization of premium and accretion of discount, net	2,639,384	61,513	14,905	—	2,715,802
Fair value at end of period	$856,096,255	$11,948,850	$6,612,493	$78,840,090	$953,497,688
(1)	Includes reversal of positions during the year ended December 31, 2024.

There were no Level 3 transfers during the year ended December 31, 2024.

The following is a summary of geographical concentration of the Company’s investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$199,175,312	$192,583,333	19.12%
Texas	149,955,251	147,396,649	14.63%
Florida	102,086,659	96,730,609	9.60%
New York	59,320,592	59,952,294	5.95%
Illinois	69,282,731	55,796,619	5.54%
Pennsylvania	47,721,299	49,296,019	4.89%
Colorado	41,413,399	39,386,741	3.91%
Arizona	34,208,744	37,526,211	3.72%
Ohio	35,249,934	36,769,186	3.65%
Canada	36,116,171	36,140,789	3.59%
North Carolina	31,163,913	32,456,489	3.22%
Massachusetts	24,283,990	25,043,277	2.49%
Iowa	22,351,338	22,467,248	2.23%
New Jersey	19,768,069	19,924,612	1.98%
Tennessee	20,495,678	18,827,946	1.87%
Virginia	17,506,416	17,764,137	1.76%
Georgia	5,876,197	17,168,351	1.70%
District of Columbia	10,685,508	14,469,710	1.44%
Michigan	12,060,200	12,255,578	1.22%
Minnesota	11,769,582	11,916,373	1.18%
Missouri	10,898,062	11,109,063	1.10%
Idaho	9,479,007	9,517,417	0.94%
Louisiana	9,153,384	9,297,784	0.92%
Oregon	8,860,277	9,202,699	0.91%
Maryland	7,530,655	7,549,733	0.75%
Wisconsin	21,458,139	7,360,720	0.73%
South Carolina	4,847,580	4,966,273	0.49%
Washington	1,273,384	2,605,719	0.26%
United Kingdom	2,148,215	2,141,816	0.21%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

The following is a summary of geographical concentration of the Company’s investment portfolio as of December 31, 2024:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Texas	$159,028,754	$154,041,942	16.15%
California	160,285,777	152,583,692	16.00%
Florida	108,434,730	104,718,969	10.98%
Illinois	66,486,029	56,591,435	5.94%
Pennsylvania	53,271,774	54,438,594	5.71%
Arizona	43,552,887	46,839,063	4.91%
New York	36,116,358	36,306,098	3.81%
Ohio	33,645,676	35,847,804	3.76%
Canada	32,107,256	32,375,749	3.40%
Colorado	31,283,806	28,218,186	2.96%
Wisconsin	27,935,159	23,352,084	2.45%
District of Columbia	22,711,852	26,654,283	2.80%
Georgia	12,391,680	23,345,077	2.45%
North Carolina	20,946,327	22,314,018	2.34%
Tennessee	20,490,429	20,703,772	2.17%
Massachusetts	19,965,590	20,559,398	2.16%
Missouri	18,590,476	18,712,569	1.96%
Iowa	13,486,486	13,486,486	1.41%
Idaho	11,763,648	11,830,192	1.24%
New Jersey	11,181,815	11,754,323	1.23%
Michigan	11,389,446	11,510,608	1.21%
Louisiana	9,216,389	9,371,830	0.98%
Virginia	9,293,896	9,373,367	0.98%
Washington	8,193,234	8,216,962	0.86%
Maryland	7,529,294	7,526,300	0.79%
Minnesota	6,448,091	6,452,144	0.68%
South Carolina	4,836,178	4,984,667	0.52%
Indiana	743,770	920,343	0.10%
United Kingdom	461,899	467,733	0.05%
Total Investments	$961,788,706	$953,497,688	100.00%

The following is a summary of industry concentration of the Company’s investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$265,116,204	$266,803,107	26.48%
High Tech Industries	103,212,518	106,937,496	10.61%
Healthcare & Pharmaceuticals	92,736,458	92,182,392	9.15%
Media: Advertising, Printing & Publishing	78,965,841	79,030,004	7.84%
Capital Equipment	61,644,736	65,191,527	6.47%
Beverage & Food	54,323,129	58,129,551	5.77%
Consumer Goods: Non-Durable	61,701,885	53,502,252	5.31%
Services: Consumer	42,793,668	40,569,003	4.03%
Construction & Building	36,950,838	37,219,214	3.69%
Consumer Goods: Durable	35,569,885	31,655,077	3.14%
Aerospace & Defense	28,192,548	25,968,951	2.58%
Environmental Industries	20,190,193	22,323,773	2.22%
Chemicals, Plastics, & Rubber	20,054,202	19,792,281	1.96%
Transportation & Logistics	16,593,938	16,791,026	1.67%
Media: Broadcasting & Subscription	12,057,869	15,196,592	1.51%
Retail	14,715,878	14,756,518	1.46%
Energy: Oil & Gas	11,802,297	11,077,160	1.10%
Hotel, Gaming, & Leisure	9,181,622	9,331,063	0.93%
Wholesale	8,900,149	8,921,351	0.89%
FIRE: Real Estate	18,419,200	8,379,604	0.83%
Media: Diversified & Production	7,495,599	7,566,694	0.75%
Containers, Packaging, & Glass	20,714,369	6,360,684	0.63%
Finance	-	6,187,401	0.61%
Education	4,806,660	3,750,674	0.37%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

The following is a summary of industry concentration of the Company’s investment portfolio as of December 31, 2024:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$219,665,133	$234,908,112	24.64%
High Tech Industries	91,135,577	93,468,792	9.81%
Healthcare & Pharmaceuticals	85,300,317	85,478,418	8.97%
Media: Advertising, Printing & Publishing	71,318,416	72,291,584	7.58%
Beverage & Food	64,052,951	68,902,142	7.23%
Consumer Goods: Non-Durable	67,123,135	54,473,282	5.71%
Services: Consumer	49,388,222	46,066,301	4.83%
Capital Equipment	41,322,214	43,647,466	4.58%
Consumer Goods: Durable	43,393,413	42,094,390	4.41%
Chemicals, Plastics, & Rubber	36,693,101	36,907,602	3.87%
Construction & Building	32,374,992	32,979,859	3.46%
Aerospace & Defense	26,014,106	21,624,091	2.27%
Environmental Industries	18,903,681	18,282,056	1.92%
Transportation & Logistics	17,244,131	17,532,488	1.84%
Retail	14,799,085	14,723,620	1.54%
Media: Broadcasting & Subscription	12,170,577	14,314,711	1.50%
Containers, Packaging, & Glass	18,007,571	12,911,794	1.35%
Energy: Oil & Gas	11,353,959	10,728,031	1.13%
Hotel, Gaming, & Leisure	7,113,661	8,142,050	0.85%
FIRE: Real Estate	17,934,808	7,652,436	0.80%
Media: Diversified & Production	5,822,637	5,934,853	0.62%
Education	10,537,738	5,341,151	0.56%
Finance	119,281	5,092,459	0.53%
Total Investments	$961,788,706	$953,497,688	100.00%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2025. During the year ended December 31, 2025, investments valued at $81,810,288 changed valuation methods from transaction value to the income and market approaches due to the transaction price no longer being reflective of current market conditions.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
First lien debt	$788,539,535	Income approach(1)(2)	HY credit spreads	-1.89% to 11.20% (-0.14%)
			Risk free rates	-2.03% to 1.73% (-0.33%)
	$87,821,690	Market approach(1)	EBITDA multiple	4.4x to 10.1x (6.8x)(3)
	$32,308,575	Transaction value	Transaction price	N/A

Second lien debt	$12,025,000	Income approach(1)(2)	HY credit spreads	-0.17% to 2.35% (0.75%)
			Risk free rates	-0.16% to -0.10% (-0.14%)

Unsecured debt	$10,380	Income approach(1)(2)	HY credit spreads	-0.59% to -0.59% (-0.59%)
			Risk free rates	-0.31% to -0.31% (-0.31%)
	$113,409	Market approach(1)	EBITDA multiple	4.4x to 8.7x (8.5x)(3)

Equity investments	$66,907,041	Market approach(4)	EBITDA multiple	3.2x to 18.2x (10.2x)
			Revenue multiple	7.0x to 9.0x (7.7x)
	$19,897,765	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$1,007,623,395
(1)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(2)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (1.89)% ( (189) basis points) to 11.20% (1,120 basis points). The weighted average of all changes was (0.14)% ((14) basis points).
(3)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2024:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
First lien debt	$778,177,769	Income approach(1)(2)	HY credit spreads	-3.39% to 8.32% (-0.54%)
			Risk free rates	-1.18% to 2.44% (0.19%)
		Market approach(1)	EBITDA multiple	4.6x to 26.3x (13.3x)(3)
	$77,918,486	Transaction value	Transaction price	N/A

Second lien debt	$11,948,850	Income approach(1)(2)	HY credit spreads	-0.72% to -0.32% (-0.46%)
			Risk free rates	-0.35% to 0.14% (-0.04%)
		Market approach(1)	EBITDA multiple	5.3 to 11.8x (9.4x)(3)

Unsecured debt	$6,581,668	Income approach(1)(2)	HY credit spreads	0.18% to 0.18% (0.18%)
			Risk free rates	-0.18% to -0.18% (-0.18%)
	$30,825	Transaction value	Transaction price	N/A

Equity investments	$64,002,282	Market approach(4)	EBITDA multiple	3.5x to 18.3x (10.4x)
	$14,837,808	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$953,497,688
(1)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(2)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future SOFR rates based on the published forward SOFR curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (3.39)% ( (339) basis points) to 8.32% (832 basis points). The average of all changes was (0.54)% ( (54) basis points).
(3)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

As of December 31, 2025, the Company had $52,991,159 in unfunded debt commitments and $388,856 in unfunded equity commitments to 77 existing portfolio companies. As of December 31, 2024, the Company had $40,989,533 in unfunded debt commitments and $297,219 in unfunded equity commitments to 71 existing portfolio companies. As of both December 31, 2025 and 2024, the Company did not record any fair value adjustments that resulted in any unrealized gains (losses) on these positions. As of December 31, 2025, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the years ended
December 31,	December 31,	December 31,	December 31,	December 31,
2025	2024	2023	2022	2021

Per Share Data:(1)
Net asset value at beginning of period	$13.46	$13.26	$14.02	$14.61	$14.03
Net investment income	1.30	1.64	1.92	1.46	1.01
Change in unrealized (depreciation) appreciation on investments	(0.39)	0.76	0.13	(0.90)	(0.36)
Net realized gain (loss)	0.05	(0.62)	(1.38)	0.19	1.22
Loss on debt extinguishment	(0.01)	—	—	—	(0.03)
Benefit (provision) for taxes on net realized losses (gains) on investments	—	—	0.14	—	(0.15)
Benefit (provision) for taxes on net unrealized depreciation (appreciation) on investments	—	0.01	(0.01)	(0.01)	0.03
Total from operations	0.95	1.79	0.80	0.74	1.72
Sales load	(0.01)	(0.03)	(0.04)	—	—
Offering costs	(0.02)	(0.02)	(0.01)	(0.03)	—
Stockholder distributions from:
Net investment income	(1.60)	(1.59)	(1.59)	(1.11)	(1.09)
Net realized capital gains	—	(0.02)	(0.02)	(0.19)	(0.05)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.02	0.03	0.09	—	—
Other(3)	0.02	0.04	0.01	—	—
Net asset value at end of period	$12.82	$13.46	$13.26	$14.02	$14.61
Per share market value at end of period	$12.68	$13.76	$12.85	$13.26	$13.02
Total return based on market value(4)	3.63%	18.89%	8.72%	12.32%	30.78%
Weighted average shares outstanding for the period	28,364,809	25,596,593	22,004,648	19,552,931	19,489,750
Ratio/Supplemental Data:
Net assets at end of period	$371,178,956	$369,921,940	$319,939,788	$275,776,613	$285,111,233
Weighted average net assets	$375,498,196	$343,272,777	$301,285,626	$281,745,332	$274,188,692
Annualized ratio of gross operating expenses to net assets(7)	18.26%	18.77%	21.27%	16.59%	16.90%
Annualized ratio of net operating expenses to net assets(7)	17.38%	18.24%	21.16%	16.59%	16.90%
Annualized ratio of interest expense and other fees to net assets(2)	9.31%	9.18%	10.62%	8.68%	6.83%
Annualized ratio of net investment income before fee waiver to net assets(7)	8.94%	11.68%	13.91%	8.68%	6.83%
Annualized ratio of net investment income to net assets(7)	9.82%	12.21%	14.01%	10.15%	7.21%
Portfolio turnover(5)	14.11%	16.82%	15.38%	15.26%	39.11%
Notes payable	$125,000,000	$100,000,000	$100,000,000	$100,000,000	$100,000,000
Credit Facility payable	$236,649,288	$175,386,301	$160,085,705	$199,200,425	$177,340,000
SBA-guaranteed debentures	$299,000,000	$325,000,000	$325,000,000	$313,600,000	$250,000,000
Asset coverage ratio(6)	2.03	x	2.34	x	2.23	x	1.92	x	2.03	x

For the years ended
December 31,	December 31,	December 31,	December 31,	December 31,
2020	2019	2018	2017	2016

Per Share Data:(1)
Net asset value at beginning of period	$14.14	$14.09	$13.81	$13.69	$13.19
Net investment income	1.13	1.23	1.42	1.21	1.39
Change in unrealized appreciation (depreciation) on investments	0.44	(0.85)	(0.11)	—	1.49
Net realized (loss) gain	(0.52)	1.07	0.35	0.31	(1.05)
(Provision) benefit for taxes on net unrealized (appreciation) depreciation on investments	(0.01)	—	(0.02)	—	0.03
Total from investment operations	1.04	1.45	1.64	1.52	1.86
Sales Load	—	(0.06)	—	(0.09)	—
Offering Costs	—	(0.03)	—	(0.02)	—
Stockholder distributions from:
Net investment income	(1.15)	(0.54)	(1.03)	(1.20)	(1.36)
Net realized capital gains	—	(0.82)	(0.33)	(0.16)	—
Accretive effect of stock offerings (issuing shares above net asset value per share)	—	0.05	—	—	—
Other(3)	—	—	—	0.07	—
Net asset value at end of period	$14.03	$14.14	$14.09	$13.81	$13.69
Per share market value at end of period	$10.88	$14.23	$12.95	$13.14	$12.06
Total return based on market value(4)	(13.73)%	21.97%	8.68%	20.29%	42.83%
Weighted average shares outstanding for the period	19,471,500	18,275,696	15,953,571	14,870,981	12,479,959
Ratio/Supplemental Data:
Net assets at end of period	$273,360,649	$270,571,173	$224,845,007	$220,247,242	$170,881,785
Weighted average net assets	$253,034,571	$259,020,507	$223,750,302	$195,211,550	$165,189,142
Annualized ratio of gross operating expenses to net assets(7)(8)	13.75%	14.11%	13.72%	11.10%	13.20%
Annualized ratio of net operating expenses to net assets(7)(8)	13.75%	14.11%	13.72%	11.10%	13.20%
Annualized ratio of interest expense and other fees to net assets(2)	6.29%	5.78%	5.51%	4.02%	4.84%
Annualized ratio of net investment income before fee waiver to net assets(7)	6.29%	5.78%	10.09%	9.21%	10.71%
Annualized ratio of net investment income to net assets(7)	8.58%	8.64%	10.09%	9.21%	10.71%
Portfolio Turnover(5)	21.27%	23.17%	32.29%	48.31%	15.80%
Notes payable	$48,875,000	$48,875,000	$48,875,000	$48,875,000	$25,000,000
Credit Facility payable	$174,000,000	$161,550,000	$99,550,000	$40,750,000	$116,000,000
SBA-guaranteed debentures	$176,500,000	$161,000,000	$150,000,000	$90,000,000	$65,000,000
Asset coverage ratio(6)	2.23	x	2.29	x	2.51	x	3.46	x	2.21	x
(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Excludes debt extinguishment costs of $539,250 and $416,725 for the years ended December 31, 2021 and 2017, respectively. Including these costs, this ratio would be 7.02% and 4.24% for the years ended December 31, 2021 and 2017, respectively.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.
(4)	Total return on market value is based on the change in market price per share since the end of the prior quarter and includes dividends paid, which are assumed to be reinvested. The total returns are not annualized.
(5)	Calculated as the lesser of purchases or paydowns divided by average fair value of investments for the period and is not annualized.
(6)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(7)	These ratios include the impact of the benefit (provision) for income taxes related to net unrealized depreciation (appreciation) on certain investments of $188,893, ($126,957), ($213,214), $510,868, ($224,877), ($66,760) and $373,131 for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019 and 2016, respectively, as well as $2,221, $2,987,847 and ($2,957,220) of benefit (provision) for taxes on realized gains on investments for the years ended December 31, 2024, 2023 and 2021, respectively, which are not reflected in net investment income, gross operating expenses or net operating expenses. The provision for income taxes related to net realized gain (loss) or unrealized depreciation (appreciation) on investments at Taxable Subsidiaries to net assets for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019 and 2016 is 0.05%, (0.04%), (0.08%), (0.89%), (0.09%), (0.03%) and (0.16%), respectively. These ratios exclude debt extinguishment costs of ($539,250) and ($416,275) for the years ended December 31, 2021 and 2017, respectively.
(8)	Deferred offering costs of $261,761 for the year ended December 31, 2016 are not annualized.

NOTE 9 — CREDIT FACILITY

The Company entered into a senior secured revolving credit agreement, dated as of October 10, 2017, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (as amended and restated on September 18, 2020 and subsequently amended on December 22, 2021, February 28, 2022, May 13, 2022, November 21, 2023, October 30, 2024 and September 11, 2025, the “Credit Facility”).

The Credit Facility provides for borrowings up to a maximum of $335,000,000 on a committed basis with an accordion feature that allows the Company to increase the aggregate commitments up to $365,000,000, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to its terms, the Credit Facility will bear interest, subject to the Company’s election, on a per annum basis equal to (i) term SOFR plus 2.25% (or 2.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% SOFR floor, or (ii) 1.25% (or 1.50% during certain periods in which the Company’s asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. The Company pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. The commitment to fund the revolver expires on September 11, 2029, after which the Company may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 11, 2030.

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short-term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of December 31, 2025, the Company was in compliance with these covenants.

As of December 31, 2025 and December 31, 2024, the outstanding balance under the Credit Facility was $236,649,288 and $175,386,301, respectively. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company has incurred costs of $8,944,051 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of December 31, 2025 and 2024, $3,481,928 and $3,071,986 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	December 31, 2025	December 31, 2024
Credit Facility payable	$236,649,288	$175,386,301
Prepaid loan structure fees	(3,481,928)	(3,071,986)
Credit Facility payable, net of prepaid loan structure fees	$233,167,360	$172,314,315

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the years ended December 31, 2025, 2024, and 2023:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$12,953,758	$13,561,089	$14,723,463
Loan fee amortization	1,212,581	1,140,079	657,323
Total interest and financing expenses	$14,166,339	$14,701,168	$15,380,786
Weighted average interest rate	7.2%	8.3%	7.9%
Effective interest rate (including fee amortization)	7.9%	8.9%	8.3%
Average debt outstanding	$180,241,351	$164,265,069	$186,144,622
Cash paid for interest and unused fees	$12,870,599	$13,548,076	$14,523,350

NOTE 10 — SBA-GUARANTEED DEBENTURES

Due to the SBIC subsidiaries’ status as licensed SBICs, the Company has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBIC funds, a single licensee can have outstanding debentures guaranteed by the SBA subject to a regulatory leverage limit, up to two times the amount of “regulatory capital,” as such term is defined by the SBA. SBA-guaranteed debentures have fixed interest rates that equal prevailing 10 year U.S. Treasury Note rates plus a market spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA-guaranteed debentures is not required to be paid before maturity, but may be pre-paid at any time with no prepayment penalty. SBA-guaranteed debentures are also subject to certain fees payable by the SBICs at the time such debentures are drawn. SBA-guaranteed debentures drawn before October 1, 2019 incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. SBA-guaranteed debentures drawn after October 1, 2019 incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. Once pooled, which occurs in March and September of each applicable year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10 year treasury rate plus a spread at each pooling date.

As of both December 31, 2025 and 2024, the SBIC I subsidiary had $75,000,000 in regulatory capital and $124,000,000 and $150,000,000 of SBA-guaranteed debentures outstanding, respectively. During the year ended December 31, 2025, the SBIC I subsidiary repaid $26,000,000 of SBA-guaranteed debentures that matured during the period. As of both December 31, 2025 and 2024, the SBIC II subsidiary had $87,500,000 in regulatory capital and $175,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries collectively held $492,710,365 and $510,105,270 in assets at December 31, 2025 and 2024, respectively, which accounted for approximately 47.3% and 52.0% of the Company’s total consolidated assets at December 31, 2025 and 2024, respectively.

The following table summarizes the SBIC I subsidiary’s SBA-guaranteed debentures as of December 31, 2025:

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

The following table summarizes the SBIC II subsidiary’s SBA-guaranteed debentures as of December 31, 2025:

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2025, the estimated fair values of the SBA-guaranteed debentures as prepared for disclosure purposes was $290,359,247. As of December 31, 2024, the carrying amount of the SBA-guaranteed debentures approximated their fair value. At December 31, 2025 and 2024, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of December 31, 2025, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of December 31, 2025 and 2024, $3,015,937 and $3,748,061 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	December 31, 2025	December 31, 2024
SBA-guaranteed Debentures payable	$299,000,000	$325,000,000
Prepaid loan fees	(3,015,937)	(3,748,061)
SBA-guaranteed Debentures, net of prepaid loan fees	$295,984,063	$321,251,939

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the years ended December 31, 2025, 2024, and 2023:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$9,968,297	$10,497,375	$10,047,058
Debenture fee amortization	732,124	978,582	1,255,753
Total interest and financing expenses	$10,700,421	$11,475,957	$11,302,811
Weighted average interest rate	3.2%	3.2%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%
Average debt outstanding	$308,224,658	$325,000,000	$318,847,123
Cash paid for interest	$10,228,054	$10,470,211	$9,646,849

NOTE 11 — NOTES

The Notes Payable are institutional, non-traded notes. The Notes Payable are carried at cost. At the measurement date, the estimated fair value of the Notes Payable as prepared for disclosure purposes was $126,000,000. See Note 1 to the Consolidated Financial Statements for further discussion regarding the fair value measurements and hierarchy.

In connection with the issuance and maintenance of the Notes Payable, the Company incurred $2,327,835 of fees, which are being amortized over the term of the Notes Payable, of which $0 and $555,645 remains to be amortized as of December 31, 2025 and 2024, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes Payable”). On September 30, 2025, the Company prepaid $50,000,000 in aggregate principal of the 2026 Notes Payable. On December 31, 2025, the Company prepaid the remaining $50,000,000 in aggregate principal of the 2026 Notes Payable in full. For the year ended December 31, 2025, the Company recorded a make-whole payment of $54,000 and accelerated $172,095 of unamortized upfront fees which are recognized as a loss on debt extinguishment in the Consolidated Statemements of Operations.

The 2026 Notes Payable were redeemable in whole or in part at any time or from time to time at the Company’s option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes Payable was payable semi-annually beginning September 30, 2021.

The Company used the net proceeds from the 2026 Notes Payable offering to fully redeem the Company’s 5.75% fixed-rate notes due September 15, 2022 (the “2022 Notes Payable”) and repay a portion of the amount outstanding under the Credit Facility.

On April 1, 2025 and September 25, 2025, the Company issued $75,000,000 and $50,000,000, respectively, in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually beginning October 1, 2025. As of December 31, 2025, the aggregate carrying amount of the 2030 Notes Payable was approximately $122,671,409.

In connection with the issuance and maintenance of the 2030 Notes Payable, the Company incurred $2,696,803 of fees, which are being amortized over the term of the 2030 Notes Payable. As of December 31, 2025, $2,328,591 of prepaid financing costs had yet to be amortized. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the 2026 Notes Payable, net of deferred financing costs:

	December 31, 2025	December 31, 2024
2026 Notes Payable	$—	$100,000,000
Deferred financing costs	—	(555,645)
2026 Notes Payable, net of deferred financing costs and discount	$—	$99,444,355

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the years ended December 31, 2025, 2024, and 2023:

	For the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$4,258,083	$4,881,000	$4,881,000
Deferred financing costs	390,420	447,943	446,720
Total interest and financing expenses	$4,648,503	$5,328,943	$5,327,720
Weighted average interest rate	5.7%	4.9%	4.9%
Effective interest rate (including fee amortization)	6.2%	5.3%	5.3%
Average debt outstanding	$74,657,534	$100,000,000	$100,000,000
Cash paid for interest	$5,490,375	$4,881,000	$4,881,000

The following is a summary of the 2030 Notes Payable, net of deferred financing costs:

December 31, 2025
2030 Notes Payable	$125,000,000
Deferred financing costs	(2,272,580)
Premium on 2030 Notes Payable	618,145
Discount on 2030 Notes Payable	(674,156)
2030 Notes Payable, net of deferred financing costs and discount	$122,671,409

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the year ended December 31, 2025:

	For the year ended
	December 31, 2025
Interest expense	$5,059,792
Deferred financing costs	301,973
Discount amortization	96,093
Premium amortization	(29,856)
Total interest and financing expenses	$5,428,002
Weighted average interest rate	7.2	%(1)
Effective interest rate (including fee amortization)	7.8	%(1)
Average debt outstanding	$92,818,182	(1)
Cash paid for interest	$2,794,167
(1)	Calculated for the period from April 1, 2025, the date of the first issuance of the 2030 Notes Payable, through December 31, 2025.

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of December 31, 2025, the Company was in compliance with these covenants.

NOTE 12 — INCOME TAXES

As of December 31, 2025 and December 31, 2024, the Company had $37,016,258 and $44,184,991, respectively, of undistributed ordinary income. (1) Undistributed capital gains were $0 and $0 for the periods ended December 31, 2025 and December 31, 2024, respectively. Undistributed qualified dividends were $0 and $1,256,046 for the periods ended December 31, 2025 and December 31, 2024, respectively. All of the undistributed ordinary income as of December 31, 2025 will have been distributed within the required period of time such that the Company will not be subject to U.S. federal income tax related to 2025 taxable income. The Company will be subject to a 4% nondeductible U.S. federal excise tax on its undistributed income to the extent it did not distribute an amount equal to at least 98% of its net ordinary income plus 98.2% of its capital gain net income attributable to the period. As a result, the Company’s effective U.S. federal income tax rate is expected to be 0%, exclusive of any excise taxes and income taxes incurred by any taxable subsidiaries. Accordingly, a reconciliation of the differences between the Company’s reported income tax expense and the U.S. federal statutory income tax rate of 21% is not considered meaningful.

The Company has accrued $1,450,802 and $1,743,964 of U.S. federal excise tax for the tax years ended December 31, 2025 and December 31, 2024, respectively, independent of prior year adjustments. See Note 1 for further discussion of tax expense in each year.

Ordinary dividend distributions from a RIC do not qualify for the reduced maximum tax rate on qualified dividend income from domestic corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax character(2) of distributions paid in the years ended December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Ordinary income	$44,255,588	$40,674,964
Qualified dividends	1,205,839	4,344
Distributions of long-term capital gains(2)	—	544,367
Total distributions paid to common stockholders	$45,461,427	$41,223,675
(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, final taxable income earned in each period, and the undistributed ordinary income and capital gains for each period carried forward for distribution in the following period, may be different than this estimate.
(2)	Distributions of long-term capital gains of $0 and $544,367 as of December 31, 2025 and December 31, 2024, respectively, may differ from distributions of net capital gains on the Consolidated Statement of Changes in Net Assets because certain prepayment gains are characterized differently for tax reporting purposes. The qualified dividend amount in 2025 and 2024, respectively, represents the completion of a distribution of qualified dividends derived from qualified dividends received by the Company from a portfolio company in 2024 and 2023, respectively, for tax purposes.

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and total distributions declared to common stockholders for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Net increase in net assets resulting from operations (includes net investment income, realized gain (loss), unrealized appreciation (depreciation) and taxes)	$27,045,329	$45,844,627	$17,533,167
Net change in unrealized depreciation (appreciation)	11,073,858	(19,555,654)	(2,785,648)
Income tax provision	1,580,338	(191,114)	(2,860,890)
Loss on debt extinguishment	226,095	—	—
Pre-tax expense, loss reported at Taxable Subsidiaries, not consolidated for tax purposes	2,120,912	1,810,914	20,172,550
(Decrease) increase in long term capital loss carryover	(1,988,306)	20,257,106	—
Book income and tax income differences, including debt origination, interest accrual, income from pass-through investments, dividends, realized gains (losses) and changes in estimates	(3,021,577)	1,501,004	11,860,086
Estimated taxable income(1)	$37,036,649	$49,666,883	$43,919,265
Taxable income earned in prior year and carried forward for distribution in current year	45,441,036	36,997,828	28,606,043
Adjustment for cumulative effect of distributions carried forward	—	—	—
Taxable income earned prior to period end and carried forward	(40,874,927)	(49,104,269)	(36,997,828)
Distribution payable as of period end and paid in following period	3,858,669	3,663,233	—
Total distributions accrued or paid to common stockholders	$45,461,427	$41,223,675	$35,527,480
(1)	The Company’s taxable income for each period represents a preliminary estimate and will not be finalized until the applicable federal income tax return is filed. Accordingly, the actual taxable income for each period, including amounts available to be carried forward for distribution in subsequent periods, may differ from these estimates.

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for U.S. federal income tax purposes as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Aggregate cost of portfolio company securities	$1,026,139,686	$961,788,706
Gross unrealized appreciation of portfolio company securities	59,298,870	47,590,719
Gross unrealized depreciation of portfolio company securities	(77,718,103)	(54,903,019)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	26,900	3,973
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(123,958)	(982,691)
Aggregate fair value of portfolio company securities	$1,007,623,395	$953,497,688

As of December 31, 2025 and 2024, the Taxable Subsidiaries had unrealized losses in investments and NOL carryovers creating a deferred tax asset equal to $6,631,206 and $5,520,821, respectively, as reflected below. As of December 31, 2025, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards totaling $19,265,177, of which $918,232 will expire during the tax years 2034 through 2037 if unused. Due to the nature of the Taxable Subsidiaries’ holdings, a valuation allowance was established as the Company determined it is more likely than not that some of the deferred tax assets will not be realized prior to expiration. Although the Company’s future projections indicate that it may be able to realize a portion of these deferred tax assets, due to the degree of uncertainty of these projections, management has recorded a deferred tax asset valuation allowance of $6,631,206 and $5,520,821 as of December 31, 2025 and 2024, respectively.

	2025	2024
Deferred tax asset	$6,631,206	$5,520,821
Deferred tax liability	—	—
Total deferred tax asset before valuation allowance	$6,631,206	$5,520,821
Deferred tax valuation allowance	$(6,631,206)	$(5,520,821)
Net deferred tax asset (liability)	$—	$—

The Company has recorded a tax reclassification of stockholders’ equity in accordance with U.S. GAAP to reduce paid-in capital and to increase distributable earnings (increasing accumulated undistributed investment income) for book to tax differences that it has determined to be permanent. For the years ended December 31, 2025 and 2024, this reclassification was $1,391,127 and $1,727,556, respectively. The total adjustment on the Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024 was $8,825,985 and $7,434,858, respectively.

The Company remains subject to examination by the IRS for tax years 2022 through 2024.

NOTE 13 — SENIOR SECURITIES

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2016 through 2025.

	Outstanding			Involuntary
	Exclusive of	Asset		Liquidating	Average
	Treasury	Coverage per		Preference	Market Value
Class and Year	Securities(1)	Unit(2)		per Unit(3)	per Unit(4)

	(In thousands, except per unit amounts)
SBA-guaranteed debentures
Fiscal 2016	$65,000	N/A	(5)	—	N/A
Fiscal 2017	$90,000	N/A	(5)	—	N/A
Fiscal 2018	$150,000	N/A	(5)	—	N/A
Fiscal 2019	$161,000	N/A	(5)	—	N/A
Fiscal 2020	$176,500	N/A	(5)	—	N/A
Fiscal 2021	$250,000	N/A	(5)	—	N/A
Fiscal 2022	$313,600	N/A	(5)	—	N/A
Fiscal 2023	$325,000	N/A	(5)	—	N/A
Fiscal 2024	$325,000	N/A	(5)	—	N/A
Fiscal 2025	$299,000	N/A	(5)	—	N/A
Original Credit Facility(6)
Fiscal 2015	$109,500	$2,220	(5)	—	N/A
Fiscal 2016	$116,000	$2,210	(5)	—	N/A
Credit Facility
Fiscal 2017	$40,750	$3,460	(5)	—	N/A
Fiscal 2018	$99,550	$2,520	(5)	—	N/A
Fiscal 2019	$161,550	$2,286	(5)	—	N/A
Fiscal 2020	$174,000	$2,230	(5)	—	N/A
Fiscal 2021	$177,340	$2,030	(5)	—	N/A
Fiscal 2022	$199,200	$1,920	(5)	—	N/A
Fiscal 2023	$160,086	$2,230	(5)	—	N/A
Fiscal 2024	$175,386	$2,340	(5)	—	N/A
Fiscal 2025	$236,649	$2,030	(5)	—	N/A
2030 Notes Payable
Fiscal 2025	$125,000	$2,030	(5)	—	N/A
2026 Notes Payable(9)
Fiscal 2021	$100,000	$2,030	(5)	—	N/A
Fiscal 2022	$100,000	$1,920	(5)	—	N/A
Fiscal 2023	$100,000	$2,230	(5)	—	N/A
Fiscal 2024	$100,000	$2,340	(5)	—	N/A
2022 Notes Payable(8)
Fiscal 2017	$48,875	$3,460	(5)	—	$25.34
Fiscal 2018	$48,875	$2,520	(5)	—	$25.18
Fiscal 2019	$48,875	$2,286	(5)	—	$24.43
Fiscal 2020	$48,875	$2,230	(5)	—	$23.64
6.50% Notes due 2019(7)
Fiscal 2016	$25,000	$2,210	(5)	—	$25.11
(1)	Total amount of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Average market value per unit for the 2022 Notes Payable and the 6.50% Notes due 2019 represents the average of the daily closing prices as reported on the New York Stock Exchange during the period presented. Average market value per unit for the Company’s SBA-guaranteed Debentures, the Original Credit Facility (as defined below), the Credit Facility, and the Notes Payable are not applicable because these securities are not registered for public trading.
(5)	The Company has excluded its SBA-guaranteed debentures from the asset coverage calculation every year since exemptive relief was granted by the SEC in August 2014 that permits it to exclude such SBA-guaranteed debentures from the definition of senior securities in the 150% asset coverage ratio it is required to maintain under the 1940 Act.
(6)	On November 13, 2012, the Company entered into a senior secured revolving credit agreement, by and among the Company, as the borrower, SunTrust Bank, as the administrative agent, various lenders that are parties thereto from time to time (the “Original Credit Facility”). The Company terminated the Original Credit Facility on October 11, 2017.
(7)	On September 20, 2017, the Company redeemed all of the issued and outstanding 6.50% Notes due 2019.
(8)	On February 12, 2021, the Company redeemed all of the issued and outstanding 2022 Notes Payable.
(9)	On December 31, 2025, the Company redeemed all of the issued and outstanding 2026 Notes Payable.

NOTE 14 — REPORTABLE SEGMENTS

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

NOTE 15 — SUBSEQUENT EVENTS

Investment Portfolio

The Company invested in the following portfolio companies subsequent to December 31, 2025:

c
Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	January 2, 2026	Bart & Associates, LLC*	Provider of content, information, tech-enabled services, and hosts competitions for the U.S. equine industry	$2,000,000	Senior Secured – First Lien
				$43,413	Equity
New Investment	January 9, 2026	Silver Parent, LLC	Senior-care focused placement platform	$7,130,301	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$498,641	Equity
Add-On Investment	January 15, 2026	GRC Java Holdings, LLC*	Specialty coffee platform	$42,783	Equity
Add-On Investment	January 20, 2026	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$380,186	Senior Secured – First Lien
Add-On Investment	January 21, 2026	evolv Holdco, LLC*	Digital transformation consulting firm	$8,036	Equity
Add-On Investment	February 2, 2026	BI Investors, LLC*	Provider of center-based applied behavioral analysis therapy services	$5,743	Equity
Add-On Investment	February 3, 2026	Green Topco Holdings, LLC*	Cyber-security focused value-added reseller and associated service provider	$16,598	Equity
Add-On Investment	February 3, 2026	Venbrook Buyer, LLC*	An independent insurance services broker	$628,201	Senior Secured – First Lien
Add-On Investment	February 6, 2026	SP MWM Holdco LLC*	Provider of test and measurement services and equipment	$194,667	Equity
Add-On Investment	February 18, 2026	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$190,093	Senior Secured – First Lien
Add-On Investment	February 25, 2026	Venbrook Buyer, LLC*	An independent insurance services broker	$1,256,415	Senior Secured – First Lien
Add-On Investment	March 3, 2026	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$190,093	Senior Secured – First Lien
New Investment	March 3, 2026	Precision Strategies, LLC	Strategic communications and marketing agency	$6,176,011	Senior Secured – First Lien
				$100,000	Revolver Commitment
New Investment	March 6, 2026	Synergy Health Partners	Provider of orthopedic and musculoskeletal care	$4,000,000	Senior Secured – First Lien
				$500,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$136,634	Equity
*	Existing portfolio company

The Company realized the following portfolio companies subsequent to December 31, 2025:

c
Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Gain	Instrument Type
Full Repayment	January 30, 2026	Luxium Solutions, LLC	Manufacturer and distributor of high-performance advanced materials and assemblies	$8,169,324	$—	Senior Secured – First Lien
				$1,182,247	$—	Delayed Draw Term Loan
Full Repayment	January 30, 2026	Camp Profiles LLC	Provider of digital marketing services to small and medium-sized businesses	$12,041,875	$—	Senior Secured – First Lien
Full Realization				$969,138	$719,138	Equity
Full Repayment	February 3, 2026	Arctiq, Inc.	Cyber-security focused value-added reseller and associated service provider	$12,202,671	$—	Senior Secured – First Lien
				$399,965	$—	Delayed Draw Term Loan

Credit Facility

The outstanding balance under the Credit Facility as of March 11, 2026 was $253,900,000.

SBA-guaranteed debentures

On February 27, 2026, the SBIC I subsidiary repaid $39,000,000 of SBA-guaranteed debentures and related accrued interest related to SBA-guaranteed debentures maturing on March 1, 2026. The outstanding balance of SBA-guaranteed debentures as of March 11, 2026 was $260,000,000.

Distributions Declared

On January 16, 2026, the Company’s Board declared a regular monthly distribution for each of January, February and March 2026 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
1/16/2026	1/30/2026	1/30/2026	2/13/2026	$0.1133
1/16/2026	2/27/2026	2/27/2026	3/13/2026	$0.1133
1/16/2026	3/31/2026	3/31/2026	4/15/2026	$0.1133

Acquisition of Stellus Capital

On February 5, 2026, the Company announced that Stellus Capital entered into a definitive agreement with P10 Intermediate Holdings, LLC, an affiliate of Ridgepost Capital, Inc. (formerly known as P10, Inc.) (“Ridgepost”), pursuant to which Ridgepost will acquire Stellus Capital (the “Transaction”).

Pursuant to the terms of the Transaction, Stellus Capital will continue to be managed by its current partners, who will retain control of its day-to-day operations, including investment decisions and investment committee processes, and Stellus Capital will continue to serve as the Company’s external investment adviser. Consummation of the Transaction will result in a change of control of Stellus Capital, which will result in an assignment and corresponding termination of the Investment Advisory Agreement under the 1940 Act. The Board and stockholders will therefore be asked to approve a new investment advisory agreement with Stellus Capital (the “New Investment Advisory Agreement”), the terms of which are expected to remain the same as the Investment Advisory Agreement, other than the initial term of the New Investment Advisory Agreement. Closing of the Transaction is expected to occur mid-2026 and is subject to customary conditions for a transaction of this nature. If approved, the New Investment Advisory Agreement will take effect following the closing of the Transaction.

Stock Repurchase Program

On March 3, 2026, our Board authorized a program for the purpose of repurchasing up to $20,000,000 of our shares of common stock. The shares may be purchased from time to time at prevailing market prices, through open market transactions. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by the Board, the stock repurchase program will terminate on March 12, 2027 and may be modified or terminated at any time for any reason without prior notice. We will retire all such shares of common stock that we purchase in connection with the stock repurchase program immediately.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-101.

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the calendar year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses:
Sales load (as percentage of offering price)	—	(1)
Offering expenses born by us (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	—
Annual expenses (as a percentage of net assets attributable to common stock)(5):
Base management fee	4.79	% (6)
Incentive fees payable under Investment Advisory Agreement	1.36	% (7)
Interest payments on borrowed funds	9.75	% (8)
Other expenses	2.22	% (9)
Total annual expenses	18.12	% (10)
(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of any of our securities, a corresponding prospectus will disclose the estimated offering expenses because they will be ultimately borne by us (and indirectly by our stockholders).
(3)	The expenses of administering our DRIP are included in other expenses.
(4)	Total stockholder transaction expenses may include a sales load and will be disclosed in a future prospectus supplement, if any.
(5)	Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter-end during the year ended December 31, 2025 and the prior year-end.
(6)	Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2025. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 4.79% reflected in the table is calculated on our net assets (rather than our total assets). See “Item 1. Business — Management and Other Agreements — Investment Advisory Agreement.”
(7)	This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fees) for the year ended December 31, 2025. The incentive fee consists of two parts. See “Item 1. Business — Management and Other Agreements — Investment Advisory Agreement — Incentive Fee” for additional information on the ordinary income and capital gains components of our incentive fee.
(8)	As of March 11, 2026, we had outstanding SBA-guaranteed debentures of $260.0 million; we had $253.9 million of outstanding balance under our Credit Facility, which has a total commitment of $335.0 million.
(9)	Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See “Item 1. Business — Management and Other Agreements — Administration Agreement.” Other expenses exclude interest payments on borrowed funds, and if we issue debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2025.
(10)	“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses” would be 6.46% of average consolidated total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$182	$453	$657	$975
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$187	$463	$668	$981

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

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2025, none of the our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file with the SEC a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the Annual Report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

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

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Houston, Texas, PCAOB ID Number 34 and Grant Thornton LLP, Dallas, Texas, PCAOB ID Number 248)	99
Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	104
Statements of Operations for the years ended December 31, 2025, 2024, and 2023	105
Statements of Changes in Net Assets for the years ended December 31, 2025, 2024, and 2023	106
Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	107
Schedule of Investments as of December 31, 2025 and December 31, 2024	108
Notes to Financial Statements	142

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
3.3	Bylaws (Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Registration Statement on Form N-2 (File No. 333-184195), filed on October 23, 2012).
4.2	Form of Indenture (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-189938), filed January 29, 2014).
4.3

Fourth Supplemental Indenture, dated as of April 1, 2025, by and between Stellus Capital Investment Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on April 2, 2025).

4.4	Form of Global Note with respect to the 7.250% Notes due 2030 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on April 2, 2025).
4.5	Description of Securities (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K (File No. 814-00971), filed on March 1, 2023).
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

10.18

Fourth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 21, 2023, among Stellus Capital Investment Corporation, the lenders party thereto, and Zions Bancorporation, N.A. dba Amegy Bank, as the administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 22, 2023.

10.19

Increase Agreement, dated October 30, 2024, between the Company, as a borrower, Zions Bancorporation, N.A. dba Amegy Bank, as the administrative agent, and the lenders that are party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on November 1, 2024).

10.20

Equity Distribution Agreement, dated September 9, 2025, by and among Stellus Capital Investment Corporation and Stellus Capital Management, LLC, on the one hand, and Keefe, Bruyette & Woods, Inc. and Raymond James & Associates, Inc., on the other hand (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.814-00971), filed on September 10, 2025).

10.21

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

Stellus Capital SBIC III, LP — Delaware

SCIC-SKP Blocker 1, Inc. — Delaware

SCIC-ERC Blocker 1, Inc. — Delaware

SCIC-Consolidated Blocker, Inc. — Delaware

SCIC-CC Blocker 1, Inc. — Delaware

SCIC-APE Blocker 1, Inc. — Delaware

SCIC-Hollander Blocker 1, Inc. — Delaware

SCIC-Invincible Blocker 1, Inc. — Delaware

SCIC-Venbrook Blocker, Inc. — Delaware

23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Dodd-Frank Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00971), filed on March 4, 2025).
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File — The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

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

STELLUS CAPITAL INVESTMENT CORPORATION

Date: March 11, 2026	/s/ Robert T. Ladd
Robert T. Ladd
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 11, 2026	/s/ Robert T. Ladd
Robert T. Ladd
Chief Executive Officer, President and Chairman of the Board of Directors

Date: March 11, 2026	/s/ W. Todd Huskinson
W. Todd Huskinson
Chief Financial Officer, Chief Compliance Officer and Secretary
(Principal Accounting and Financial Officer)

Date: March 11, 2026	/s/ Dean D’Angelo
Dean D’Angelo
Director

Date: March 11, 2026	/s/ J. Tim Arnoult
J. Tim Arnoult
Director

Date: March 11, 2026	/s/ Bruce R. Bilger
Bruce R. Bilger
Director

Date: March 11, 2026	/s/ William C. Repko
William C. Repko
Director